Form 10-Q
period 1996-03-31
SAGA COMMUNICATIONS INC
filed 1996-05-15
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  38-3042953
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)


             73 Kercheval Avenue
        Grosse Pointe Farms, Michigan                       48236
- --------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


                                 (313) 886-7070
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No   .
                                       ---    ---

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 1996 was 7,086,614 and 966,808, respectively.

                                      INDEX

                                                                         PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets--March 31, 1996
             and December 31, 1995                                         3

             Condensed consolidated statements of operations--Three
             months ended March 31, 1996 and 1995                          5

             Condensed consolidated statements of cash flows--Three
             months ended March 31, 1996 and 1995                          6

             Notes to unaudited condensed consolidated
             financial statements                                          7


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

Signatures                                                                13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                               MARCH 31,           DECEMBER 31,
                                                 1996                  1995
                                              -------------------------------
                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and temporary investments             $  2,468             $  3,221
    Accounts receivable, net                      7,550                8,888
    Prepaid expenses                                833                  980
    Other current assets                          1,008                1,053
    Lease receivable                                650                    -
                                              -------------------------------
Total current assets                             12,509               14,142

Property and equipment                           57,000               56,553
    Less accumulated depreciation               (30,914)             (30,150)
                                              -------------------------------
Net property and equipment                       26,086               26,403

Other assets:
    Excess of cost over fair value of
       assets acquired, net                      20,540               20,704
    Broadcast licenses, net                       8,750                8,814
    Other intangibles, net                        4,852                4,881
                                              -------------------------------
Total other assets                               34,142               34,399
                                              -------------------------------
                                                $72,737              $74,944
                                              ===============================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                     MARCH 31,     DECEMBER 31,
                                                       1996            1995
                                                     --------------------------
                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                   $   590        $   903
    Other current liabilities                            3,592          4,520
    Current portion of long-term debt                    6,449          5,137
                                                     --------------------------
Total current liabilities                               10,631         10,560



Deferred income taxes                                    2,699          2,687
Long-term debt                                          29,605         32,131
Broadcast program rights                                   624            684


STOCKHOLDERS' EQUITY:
    Common stock                                            80             64
    Additional paid-in capital                          35,637         35,526
    Note receivable from principal stockholder            (756)          (748)
    Accumulated deficit                                 (5,783)        (5,960)
                                                     --------------------------
Total stockholders' equity                              29,178         28,882
                                                     --------------------------
                                                       $72,737        $74,944
                                                     ==========================



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                    Unaudited


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  1996          1995
                                                ---------------------

Net operating revenue                           $10,955       $10,564

Operating expenses:
    Programming and technical                     2,872         2,769
    Selling                                       3,094         3,165
    Station general and administrative            1,897         1,898
    Corporate general and administrative            748           658
    Depreciation and amortization                 1,269         1,619
                                                ---------------------
                                                  9,880        10,109
                                                ---------------------
Operating profit                                  1,075           455

Other expenses:
    Interest expense                                733           885
    Loss on the sale of assets                        3             -
                                                ---------------------
Income (loss) before income tax                     339          (430)
Income tax provision (benefit)                      145           (57)
                                                ---------------------
Net income (loss)                               $   194       $  (373)
                                                =====================

Net earnings (loss) per common and equivalent
  share (primary and fully diluted)             $   .02       $  (.05)

Shares used in computing earnings (loss) per
  share (Note 4)                                  8,153         8,098




See noted to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        1996             1995
                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities             $ 1,862           $1,972

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                (451)            (248)
    Increase in intangibles and other assets             (950)            (495)
                                                      ------------------------
Net cash used in investing activities                  (1,401)            (743)

Cash flows from financing activities:
    Payments on long-term debt                         (1,214)            (670)
                                                      ------------------------
Net cash used in financing activities                  (1,214)            (670)
                                                      ------------------------
Net increase (decrease) in cash and temporary
    investments                                          (753)             559
Cash and temporary investments, beginning of period     3,221            2,295
                                                      ------------------------
Cash and temporary investments, end of period         $ 2,468           $2,854
                                                      ========================






See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1995.

2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

3.  COMMITMENTS

On February 23, 1996, the Company entered into an agreement to purchase an AM and FM radio station in Yankton, South Dakota for approximately $7,000,000. On March 7, 1996, the Company entered into an agreement to purchase an AM and FM radio station in Portland, Maine for approximately $10,000,000.

4.  SUBSEQUENT EVENTS

On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,417,263 and 193,361, respectively, for holders of record on April 17, 1996. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split. The common stock and accumulated deficit accounts at March 31, 1996 reflect the retroactive capitalization of the split.

On May 2, 1996 the Company signed a letter of intent to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OPERATIONS
        -------------


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

GENERAL

      The Company's financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

      During the years ended December 31, 1995 and 1994, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1995 and 1994, Columbus accounted for an aggregate of 30% and 32%, respectively, and Milwaukee accounted for an aggregate of 22% and 22%, respectively, of the Company's station operating income. For the three month periods ended March 31, 1996 and 1995, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus, Milwaukee and Manchester stations. For the three months ended March 31, 1996 and 1995, Columbus accounted for an aggregate of 24% and 39%, respectively, Milwaukee accounted for an aggregate of 26% and 20%, respectively, and Manchester accounted for an aggregate of 15% and 14%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus, Milwaukee and Manchester markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

      Because audience ratings in the local market are crucial to a station's financial success, the Company endeavors to develop strong listener/viewer loyalty. The Company believes that the diversification of formats on its radio stations helps the Company to insulate itself from the effects of changes in musical tastes of the public on any particular format.

      The number of advertisements that can be broadcast without jeopardizing listening/viewing levels (and the resulting ratings) is limited in part by the format of a particular radio station and, in the case of television stations, by restrictions imposed by the terms of certain network affiliation and syndication agreements. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, stations often utilize trade (or barter) agreements to generate advertising time sales in exchange for goods or services used or useful in the operation of the stations, instead of for cash. The Company minimizes its use of trade agreements and historically has sold over 95% of its advertising time for cash.

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 1996 and 1995, approximately 85% and 83%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

      For the three months ended March 31, 1996, the Company's net operating revenue was $10,955,000 compared with $10,564,000 for the three months ended March 31, 1995, an increase of $391,000 or 4%. Improvements were noted in each market, with the exception of the Company's Springfield, Illinois market, where there was a 9.8% ($45,000) decrease in net revenue, and the Company's Columbus, Ohio market, where there was a 15% ($316,000) decrease in net revenue. The remainder of the Company's markets experienced an overall increase in net operating revenue of 9.4%. The overall increase in revenue was primarily the result of increased advertising rates at the majority of the Company's stations.

      The decrease in revenue in the Columbus stations (15% or $316,000) was primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. Although the stations' revenue was below 1995 levels, WSNY-FM remained the top billing station in the Columbus market, based upon independent monthly market surveys. The Company believes the competitive pressure in this market to be temporary in nature and does not anticipate that such negative effects on revenue will persist beyond the first half of 1996.

      The Company's Springfield, Illinois stations suffered a 9.8% ($45,000) decrease in revenue as a result of a decline in listener ratings at one of its stations. The Company has subsequently made certain programming, promotional and management changes at the station which it believes will improve listener ratings and thus, ultimately, revenue of the affected station as well.

      Operating expenses decreased by $229,000 or 2.3% to $9,880,000 for the three months ended March 31, 1996, compared with $10,109,000 for the three months ended March 31, 1995. The improvement was primarily the result of a $350,000 decrease in depreciation and amortization expense, offset by a $121,000 or 1% increase in other operating expenses. The decrease in depreciation and amortization charges was the result of certain assets in the Company's New England markets becoming fully depreciated. As a result of the increase in net operating revenue combined with the decrease in operating expenses, operating profit for the three months ended March 31, 1996 was $1,075,000, compared to $455,000 for the three months ended March 31, 1995, an increase of $620,000 or 136%.

      The Company generated net income in the amount of approximately $194,000 ($0.02 per share (adjusted for the stock split)) during the three months ended March 31, 1996, compared with a net loss of $373,000 ( -$0.05 per share) for the three months ended March 31, 1995, an increase of approximately $567,000. The increase in net income was principally the result of the $620,000 improvement in operating profit and a decrease in interest expense of $152,000 as a direct result of a decrease in the Company's long-term debt of approximately $7,200,000 since March 31, 1995, offset by a $202,000 increase in income taxes directly associated with the improved operating performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of March 31, 1996, the Company had $36,054,000 of long-term debt (including the current portion thereof) outstanding and $23,700,000 of unused borrowing capacity under the Revolving Loan (as defined below).

      At March 31, 1996, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.3125% at March 31, 1996) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $38,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended March 31, 1996 and an aggregate amount of $45,000 in additional interest expense has been recognized since the inception of the agreement.

      In May 1994 the Company entered into an agreement (the "Credit Agreement") with The First National Bank of Boston; Bank of New York; C.I.B.C., Inc.; Society Bank; and The Bank of California (collectively, the "Lenders"), to refinance the Company's financing facilities with two facilities (the "Facilities"): a $35,000,000 senior secured term loan (the "Term Loan") and a $30,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature March 31, 2001. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

      The Term Loan was used to refinance the Company's existing bank indebtedness. The Revolving Loan may be used for working capital needs, permitted acquisitions, transaction expenses and stand-by letters of credit (limited to an aggregate of $1,000,000). On March 31, 1997 the Revolving Loan will convert to a four year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.875% to 4.5% of the initial commitment and the outstanding amount of the Revolving Loan will be required to be reduced quarterly commencing in 1997 in amounts ranging from 5.625% to 7.5% of the initial commitment. In addition, commencing March 31, 1996, the Facilities are further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

      Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.5% to 2.25% or the prime rate plus .25% to 1%. The spread over LIBOR and the prime rate will vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the Revolving Loan.

      The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      During the years ended December 31, 1995 and 1994, the Company had net cash flows from operating activities after provisions for income taxes of $9,483,000 and $6,991,000, respectively. During the three months ended March 31, 1996 and 1995, the Company had net cash flows from operating activities of $1,862,000 and $1,972,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      In connection with the 1993 acquisition of an AM and FM station in Des Moines, Iowa, the Company entered into an agreement to lease the acquired building to an unrelated third party for 18 months at an annual lease rate of approximately $50,000. On February 6, 1995 the Company agreed to extend the terms for an additional 24 months at an annual lease rate of approximately $60,000. Upon expiration of the lease, the lessee has agreed to purchase the building for approximately $650,000.

      On February 23, 1996, the Company entered into an agreement to purchase an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On March 7, 1996, the Company entered into an agreement to purchase an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. On May 2, 1996 the Company signed a letter of intent to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission. The Company plans to finance these acquisitions through funds generated from operations and the Revolving Loan.

      The Company anticipates that future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company's capital expenditures for the three months ended March 31, 1996 were approximately $451,000 ($248,000 in 1995). The Company anticipates capital expenditures in 1996 to be approximately $2,500,000, which it expects to finance through funds generated from operations.


INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAGA COMMUNICATIONS, INC.


Date:  May    , 1996                    /s/ Norman L. McKee
                                        --------------------------------------
                                        Norman L. McKee
                                        Senior Vice President, Chief Financial
                                        Officer, and Treasurer
                                        (Principal Financial Officer)





Date:  May   , 1996                     /s/ Catherine A. Bobinski
                                        --------------------------------------
                                        Catherine A. Bobinski
                                        Corporate Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)