Form 10-Q
period 1996-06-30
SAGA COMMUNICATIONS INC
filed 1996-08-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from           to
                                          ----------   ----------

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


                                 (313) 886-7070
- ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 1996 was 7,088,426 and 966,808, respectively.

                                      INDEX

                                                                      PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance
            sheets -- June 30, 1996 and December 31, 1995               3

            Condensed consolidated statements of income -- Three        5
            and six months ended June 30, 1996 and 1995

            Condensed consolidated statements of cash
            flows -- Six months ended June 30, 1996                     6
            and 1995

            Notes to unaudited condensed consolidated
            financial statements                                        7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of                          9
            Operations

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of                         17
            Security Holders

Item 6.     Exhibits and Reports on Form 8-K                           17

Signatures                                                             19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                        JUNE 30,  DECEMBER 31,
                                         1996         1995
                                      ---------------------------
                                      (UNAUDITED)

ASSETS
Current assets:
   Cash and temporary investments      $  2,343    $  3,221
   Accounts receivable, net              10,301       8,888
   Prepaid expenses                         956         980
   Other current assets                     981       1,053
   Lease receivable                         650           -
                                       --------------------
Total current assets                     15,231      14,142

Property and equipment                   61,914      56,553
   Less accumulated depreciation        (31,686)    (30,150)
                                       --------------------
Net property and equipment               30,228      26,403

Other assets:
   Excess of cost over fair value of
     assets acquired, net                20,376      20,704
   Broadcast licenses, net               21,199       8,814
   Other intangibles, net                 6,521       4,881
                                       --------------------
Total other assets                       48,096      34,399
                                       --------------------
                                       $ 93,555    $ 74,944
                                       ====================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                JUNE 30, DECEMBER 31,
                                                 1996        1995
                                              -----------------------
                                              (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                             $ 1,060    $   903
   Other current liabilities                      4,744      4,520
   Current portion of long-term debt                 70      5,137
                                                ------------------
Total current liabilities                         5,874     10,560

Deferred income taxes                             2,765      2,687
Long-term debt                                   53,688     32,131
Broadcast program rights                            562        684

STOCKHOLDERS' EQUITY:
   Common stock                                      80         64
   Additional paid-in capital                    35,839     35,526
   Note receivable from principal stockholder      (764)      (748)
   Accumulated deficit                           (4,489)    (5,960)
                                                ------------------
Total stockholders' equity                       30,666     28,882
                                                ------------------
                                                $93,555    $74,944
                                                ==================


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                     THREE MONTHS        SIX MONTHS
                                                        ENDED               ENDED
                                                       JUNE 30,            JUNE 30,
                                                  -------------------------------------
                                                    1996      1995      1996      1995
                                                  -------------------------------------

Net operating revenue                             $14,003   $13,743   $24,958   $24,307

Operating expenses:
   Programming and technical                        2,944     2,672     5,816     5,441
   Selling                                          3,922     4,191     7,016     7,356
   Station general and administrative               1,887     1,779     3,784     3,677
   Corporate general and administrative               892       608     1,640     1,266
   Depreciation and amortization                    1,303     1,654     2,572     3,273
                                                  -------------------------------------
                                                   10,948    10,904    20,828    21,013
                                                  -------------------------------------
Operating profit                                    3,055     2,839     4,130     3,294

Other expenses:
   Interest expense                                   780       806     1,513     1,691
   Loss on the sale of assets                          17         -        20         -
                                                  -------------------------------------
Income before income tax                            2,258     2,033     2,597     1,603
Income tax provision                                  965       822     1,110       765
                                                  -------------------------------------
Net income                                        $ 1,293   $ 1,211   $ 1,487   $   838
                                                  =====================================

Net earnings per common and equivalent
  share (primary and fully diluted)               $   .16   $   .15   $   .18   $   .10
                                                  =====================================

Shares used in computing earnings
   per share (Note 3)                               8,197     8,124     8,174     8,110
                                                  =====================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                        1996       1995
                                                     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash provided by operating activities             $  3,335    $ 3,290

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (899)      (790)
   Increase in intangibles and other assets            (2,955)      (511)
   Acquisition of stations                            (16,982)         -
                                                     -------------------
Net cash used in investing activities                 (20,836)    (1,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                        18,848          -
   Payments on long-term debt                          (2,359)    (2,478)
   Net proceeds from exercise of stock options            134         41
   Net proceeds (costs) from common stock offering          -       (120)
                                                     -------------------
Net cash provided (used) in financing activities       16,623     (2,557)
                                                     -------------------
Net decrease in cash and
   temporary investments                                 (878)      (568)
Cash and temporary investments,
  beginning of period                                   3,221      2,295
                                                     -------------------
Cash and temporary investments, end
  of period                                          $  2,343    $ 1,727
                                                     ===================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1995.

2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

3.  STOCK SPLIT

On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,417,263 and 193,361, respectively, for holders of record on April 17, 1996. All share and per share information in the accompanying financial statements has restated retroactively to reflect the split.

4.    COMMITMENTS

On June 17, 1996 the Company entered into an agreement (the "Credit Agreement") with The First National Bank of Boston; The Bank of New York; Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A. (collectively, the "Lenders"), to refinance the Company's financing facilities with two facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature June 30, 2003. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

4.    COMMITMENTS (CONTINUED)

The Term Loan was used to refinance the Company's existing bank indebtedness, and to principally finance the acquisition of WNAX AM/FM and WPOR AM/FM (see note 6). The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses, and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan will be required to be reduced quarterly commencing in 1997 in amounts ranging from 1.25% to 5% of the initial commitment. In addition, commencing March 30, 1997, the Facilities will be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to
 .5%. The spread over LIBOR and the prime rate will vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the Revolving Loan.

The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

5.  SUBSEQUENT EVENTS

On July 1, 1996 the Company entered into an agreement to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the final approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

On July 31, 1996 the Company signed a letter of intent to purchase an FM radio station in Des Moines, Iowa for approximately $2,700,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the station.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

STATION ACQUISITIONS

The Company acquired two radio stations (WNAX AM/FM) in Yankton, South Dakota on June 11, 1996 and two radio stations (WPOR AM/FM) in Portland, Maine on June 18, 1996. The purchase price of these acquisitions was approximately $7,000,000 and $10,000,000, respectively. The acquisitions have been accounted for as purchases, and accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of consideration paid over the estimated fair value of net assets acquired has been recorded as broadcast licenses. The condensed consolidated statement of income includes the operating results of the acquired businesses from their respective dates of acquisition.

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 1996 and 1995 assume the acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                                                          Six Months Ended
                                                              June 30,
                                                           1996      1995
                                                         ------------------
Pro forma results of Operations for Acquisitions
  (dollars in thousands except per share data):
     Net operating revenue                               $27,498    $26,806

     Net income                                          $ 1,366    $   714
                                                         =======    =======
     Net income per common and equivalent
       share (primary and fully diluted)                 $   .17    $   .09
                                                         =======    =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------
AND RESULTS OF OPERATIONS
- -------------------------

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

    In June, 1996 the Company acquired the assets of two radio stations in Yankton, South Dakota and two radio stations in Portland, Maine. In July, 1996 the Company entered into an agreement to purchase four radio stations in Springfield, Illinois, and signed a letter of intent to purchase a radio station in Des Moines, Iowa.

GENERAL

    The Company's financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly reports by independent national rating services. Various other factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

    During the years ended December 31, 1995 and 1994, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1995 and 1994, Columbus accounted for an aggregate of 30% and 32%, respectively, and Milwaukee accounted for an aggregate of 22% and 22%, respectively, of the Company's station operating income. For the six month periods ended June 30, 1996 and 1995, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the six months ended June 30, 1996 and 1995, Columbus accounted for an aggregate of 22% and 31%, respectively, and Milwaukee accounted for an aggregate of 25% and 21%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

    Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 1996 and 1995, approximately 84% and 81%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

    The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    For the three months ended June 30, 1996, the Company's net operating revenue was $14,003,000 compared with $13,743,000 for the three months ended June 30, 1995, an increase of $260,000 or 2%. The net increase was reflective of an overall increase of 5.2% or $597,000 in the Company's markets excluding Columbus, Ohio, including approximately $205,000 generated by stations acquired by the Company in late June, 1996, and a 4% or $392,000 improvement at the remaining Saga stations. The overall increase in markets other than Columbus, Ohio, was offset by a $337,000, or 12.7%, decrease in net operating revenue in the Columbus market. The overall increase in comparable station net operating revenue, excluding the effects of the Columbus market and the stations acquired during June, 1996, was primarily the result of increased advertising rates at the majority of the Company's stations.

    The decrease in revenue in the Columbus stations was primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. The Company has no reason to believe the negative competitive pricing pressure in this market to be other than temporary in nature.

    Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $111,000, or 1%, to $8,753,000 for the three months ended June 30, 1996, compared with $8,642,000 for the three months ended June 30, 1995. Of the total increase, approximately $157,000 (or 141%) was the result of the operation of stations the Company acquired in June of 1996. The remainder of the Company's markets experienced an overall decrease in station operating expense of $46,000 or .5% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 on a comparable station basis.

    Operating profit for the three months ended June 30, 1996 was $3,055,000, compared to $2,839,000 for the three months ended June 30, 1995, an increase of $216,000 or 8%. The improvement was primarily the result of the $260,000 increase in net operating revenue, offset by the $111,000 increase in station operating expense, a $351,000 decrease in depreciation and amortization, and a $284,000 increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was the result of certain assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative charges included approximately $125,000 relating to the timing of certain expenses that took place in the first and third quarter of 1995, and approximately $85,000 of non-recurring charges associated with certain employee benefit related matters.

    The Company generated net income in the amount of approximately $1,293,000 ($0.16 per share) during the three months ended June 30, 1996, compared with net income of $1,211,000 ($0.15 per share) for the three months ended June 30, 1995, an increase of approximately $82,000 or 7%. The increase in net income was principally the result of the $216,000 improvement in operating profit and a decrease in interest expense of $26,000, offset by a $143,000 increase in income taxes directly associated with the improved operating performance of the Company.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    For the six months ended June 30, 1996, the Company's net operating revenue was $24,958,000 compared with $24,307,000 for the six months ended June 30, 1995, an increase of $651,000 or 3%. The net increase was reflective of an overall increase of 6.7%, or $1,304,000 in the Company's markets excluding Columbus, Ohio, including approximately $205,000 generated by stations acquired by the Company in late June, 1996, and a 5.6%, or $1,099,000 improvement at the remaining Saga stations. The overall increase in markets other than Columbus, Ohio, was offset by a $653,000, or 13.8%, decrease in net operating revenue in the Columbus market. The overall increase in comparable station net operating revenue, excluding the effect of the Columbus market and that of stations acquired during June, 1996, was primarily the result of increased advertising rates at the majority of the Company's stations.

    The decrease in revenue in the Columbus stations (14% or $653,000) was primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. The Company has no reason to believe the negative competitive pricing pressure in this market to be other than temporary in nature.

    Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $142,000, or 1%, to $16,616,000 for the six months ended June 30, 1996, compared with $16,474,000 for the six months ended June 30, 1995. Of the total increase, approximately $157,000 (or 111%) was the result of the operation of stations the Company acquired in June of 1996. The remainder of the Company's markets experienced an overall decrease in station operating expense of $15,000 or .1% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 on a comparable station basis.

    Operating profit for the six months ended June 30, 1996 was $4,130,000, compared to $3,294,000 for the six months ended June 30, 1995, an increase of $836,000 or 25%. The improvement was primarily the result of the $651,000 increase in net operating revenue, offset by the $142,000 increase in station operating expense, a $701,000 decrease in depreciation and amortization, a $374,000 increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was the result of certain assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative charges primarily relates to certain employee benefit related matters.

    The Company generated net income in the amount of approximately $1,487,000 ($0.18 per share) during the six months ended June 30, 1996, compared with net income of $838,000 ($0.10 per share) for the six months ended June 30, 1995, an increase of approximately $649,000 or 77.4%. The increase in net income was principally the result of the $836,000 improvement in operating profit and a decrease in interest expense of $178,000 as a direct result of a decrease in the Company's long-term debt outstanding during the period prior to the acquisitions in June of 1996, offset by a $345,000 increase in income taxes directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of June 30, 1996, the Company had $53,758,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,000,000 of unused borrowing capacity under the Revolving Loan (as defined below).

    On June 17, 1996 the Company entered into an agreement (the "Credit Agreement") with The First National Bank of Boston; The Bank of New York; Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A. (collectively, the "Lenders"), to refinance the Company's financing facilities with two facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature June 30, 2003. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

    The Term Loan was used to refinance the Company's existing bank indebtedness, and to principally finance the acquisition of WPOR AM/FM, in Portland, Maine, and WNAX

AM/FM, in Yankton, South Dakota. The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan will be required to be reduced quarterly commencing in 1997 in amounts ranging from 1.25% to 5% of the initial commitment. In addition, commencing March 30, 1997, the Facilities will be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

    Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to
 .5%. The spread over LIBOR and the prime rate will vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the Revolving Loan.

    The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

    At June 30, 1996, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.53125% at June 30, 1996) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $101,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended June 30, 1996 and an aggregate amount of $108,000 in additional interest expense has been recognized since the inception of the agreement.

    During the years ended December 31, 1995 and 1994, the Company had net cash flows from operating activities after provisions for income taxes of $9,483,000 and $6,991,000, respectively. During the six months ended June 30, 1996 and 1995, the Company had net cash flows from operating activities of $3,335,000 and $3,290,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

    On June 11, 1996, the Company acquired an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan. See Note 6 of Condensed Consolidated Financial Statements.

    On July 1, 1996 the Company entered into an agreement to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the final approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

    On July 31, 1996 the Company signed a letter of intent to purchase an FM radio station in Des Moines, Iowa for approximately $2,700,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

    The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

    The Company's capital expenditures for the six months ended June 30, 1996 were approximately $899,000 ($790,000 in 1995). The Company anticipates capital expenditures in 1996 to be approximately $2,200,000, which it expects to finance through funds generated from operations.

INFLATION

    The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, and regulatory matters. While the Company believes it has and will continue to make reasonable efforts, it cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period, should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 13, 1996.

          (b)  Not applicable

          (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

               (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                      Name                   For        Withheld
                      ----                   ---        --------
                Jonathan Firestone*       4,928,001       5,693
                Joseph P. Misiewicz*      4,926,576       7,118
                Edward K. Christian       5,702,823       4,318
                William P. Collatos       5,702,923       4,218
                Norman L. McKee           5,702,598       4,543
                Gary Stevens              5,702,323       4,818
                --------------------------------------

                * Elected  by the  holders of Class A Common Stock.

               (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1996 was approved with 12,602,165 votes cast for, 4,579 votes cast against, 1,561 abstentions and 59,859 broker non-votes.

          (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

         2(a)(1) Asset Purchase Agreement dated as of February 23, 1996 by and between Saga Communications, Inc. and Roy H. Park Broadcasting of the Midwest, Inc. (Exhibit (2)(a) of the Company's Form 8-K dated June 11, 1996 is hereby incorporated by reference).

         2(a)(2) Asset Purchase Agreement dated as of March 7, 1996 by and between Saga Communications of New England, Inc. and Ocean Coast Properties (Exhibit (2) of the Company's Form 8-K dated June 17, 1996 is hereby incorporated by reference).

         4 Amended and Restated Credit Agreement dated as of June 17, 1996 by and between Saga Communications, Inc. and The First National Bank of Boston; The Bank of New York, Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A. (Exhibit (4) of the Company's Form 8-K dated June 17, 1996 is hereby incorporated by reference).

        27        Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------

         1 A report on Form 8-K dated June 11, 1996 was filed reporting the acquisition of the assets of radio stations WNAX AM/FM serving Yankton, South Dakota.

         2 A report on Form 8-K dated June 17, 1996 was filed reporting the acquisition of the assets of radio stations WPOR AM/FM serving Portland, Maine and the Company's Refinancing Agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAGA COMMUNICATIONS, INC.


Date:  August  14, 1996               /s/ Norman L. McKee
                                      -----------------------------------
                                      Norman L. McKee
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer)


Date:  August 14, 1996                /s/ Catherine A. Bobinski
                                      -----------------------------------
                                      Catherine A. Bobinski
                                      Corporate Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)