Form 10-Q
period 1996-09-30
SAGA COMMUNICATIONS INC
filed 1996-11-13
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           38-3042953
-------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)


           73 Kercheval Avenue
      Grosse Pointe Farms, Michigan                                  48236
-------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


                                 (313) 886-7070
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No      .
                                       -----     -----

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 1996 was 7,088,426 and 966,808, respectively.

                                      INDEX

                                                                           PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets -- September 30,
               1996 and December 31, 1995                                    3

               Condensed consolidated statements of income --Three
               and nine months ended September 30, 1996 and 1995             5

               Condensed consolidated statements of cash flows -
               Nine months ended September 30, 1996 and 1995                 6

               Notes to unaudited condensed consolidated financial
               statements                                                    7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

Part II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                             17

Signatures                                                                  18

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------


                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                             SEPTEMBER 30, DECEMBER 31,
                                               1996            1995
                                             --------------------------
                                              (UNAUDITED)

ASSETS
Current assets:
    Cash and temporary investments           $  3,493         $  3,221
    Accounts receivable, net                   10,452            8,888
    Prepaid expenses                            1,014              980
    Other current assets                        1,066            1,053
    Lease receivable                              650               --
                                             -------------------------
Total current assets                           16,675           14,142

Property and equipment                         62,293           56,553
    Less accumulated depreciation             (32,511)         (30,150)
                                             -------------------------
Net property and equipment                     29,782           26,403

Other assets:
    Excess of cost over fair value of
       assets acquired, net                    20,211           20,704
    Broadcast licenses, net                    21,078            8,814
    Other intangibles, net                      7,332            4,881
                                             -------------------------
Total other assets                             48,621           34,399
                                             -------------------------
                                             $ 95,078         $ 74,944
                                             =========================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                         1996            1995
                                                      --------------------------
                                                      (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                  $  1,353         $    903
    Other current liabilities                            4,492            4,520
    Current portion of long-term debt                      735            5,137
                                                      -------------------------
Total current liabilities                                6,580           10,560


Deferred income taxes                                    3,190            2,687
Long-term debt                                          53,044           32,131
Broadcast program rights                                   512              684


STOCKHOLDERS' EQUITY:
    Common stock                                            81               64
    Additional paid-in capital                          35,864           35,526
    Note receivable from principal stockholder            (773)            (748)
    Accumulated deficit                                 (3,420)          (5,960)
                                                      -------------------------
Total stockholders' equity                              31,752           28,882
                                                      -------------------------
                                                      $ 95,078         $ 74,944
                                                      =========================




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

                            Saga Communications, Inc.

                          Condensed Consolidated Statements of Income
                             (in thousands except per share data)
                                          Unaudited


                                                  THREE MONTHS                NINE MONTHS
                                                     ENDED                       ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                              -----------------------------------------------
                                                1996          1995         1996         1995
                                              -----------------------------------------------

Net operating revenue                         $15,021       $12,839      $39,979      $37,146

Operating expenses:
    Programming and technical                   3,583         2,894        9,399        8,335
    Selling                                     3,750         3,236       10,766       10,592
    Station general and administrative          2,223         1,717        6,007        5,394
    Corporate general and administrative          994           736        2,634        2,002
    Depreciation and amortization               1,450         1,653        4,022        4,926
                                              -----------------------------------------------
                                               12,000        10,236       32,828       31,249
                                              -----------------------------------------------
Operating profit                                3,021         2,603        7,151        5,897

Other expenses:
    Interest expense                            1,154           880        2,667        2,571
    Loss (gain) on the sale of assets              (3)         (217)          17         (217)
                                              -----------------------------------------------
Income before income tax                        1,870         1,940        4,467        3,543
Income tax provision                              800           805        1,910        1,570
                                              -----------------------------------------------
Net income                                    $ 1,070       $ 1,135      $ 2,557      $ 1,973
                                              ===============================================
Net earnings per common and equivalent
    share (primary and fully diluted)         $   .13       $   .14      $   .31      $   .24
                                              ===============================================
Shares used in computing earnings
    per share (Note 3)                          8,207         8,137        8,187        8,121
                                              ===============================================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1996             1995
                                                           ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                  $  5,968         $ 6,940

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                    (1,285)         (1,905)
    Increase in intangibles and other assets                 (4,118)            (24)
    Proceeds from sale of property and equipment                 20              20
    Acquisition of stations                                 (16,982)             --
                                                           ------------------------
Net cash used in investing activities                       (22,365)         (1,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                             19,384              --
    Payments on long-term debt                               (2,874)         (3,491)
    Net proceeds from exercise of stock options                 159              41
    Net proceeds (costs) from common stock offering              --            (122)
                                                           ------------------------
Net cash provided by (used in) financing activities          16,669          (3,572)
                                                           ------------------------

Net increase in cash and temporary investments                  272           1,459

Cash and temporary investments, beginning of period           3,221           2,295
                                                           ------------------------

Cash and temporary investments, end of period              $  3,493         $ 3,754
                                                           ========================





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1995.

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

The Term Loan was used to refinance the Company's existing bank indebtedness, and to principally finance the acquisition of WNAX AM/FM and WPOR AM/FM (see note 5). The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses, and $5,000,000 may be used

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



4.  COMMITMENTS (CONTINUED)

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

Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to
 .5%. The spread over LIBOR and the prime rate vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the Revolving Loan.

The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On July 1, 1996 the Company entered into an agreement to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the final approval of the Federal Communications Commission. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

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

On August 29, 1996 the Company signed a letter of intent to purchase an FM radio station in Des Moines, Iowa for approximately $3,200,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



5.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995 assume the acquisitions occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects.
The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

                                                            Nine Months Ended
                                                              September 30,
                                                           1996           1995
                                                         ----------------------
Pro Forma Results of Operations for Acquisitions
    (dollars in thousands except per share data):
       Net operating revenue                             $42,519        $41,175

       Net income                                        $ 2,601        $ 2,046
                                                         ======================
       Net income per common and equivalent
          share (primary and fully diluted)                 $.32           $.25
                                                         ======================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

      In June, 1996 the Company acquired the assets of two radio stations in Yankton, South Dakota and two radio stations in Portland, Maine. In July, 1996 the Company entered into an agreement to purchase four radio stations in Springfield, Illinois, and signed a letter of intent to purchase an FM radio station in Des Moines, Iowa. In August, 1996 the Company signed a letter of intent to purchase another FM radio station in Des Moines, Iowa.

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

      During the years ended December 31, 1995 and 1994 and the nine months ended September 30, 1996 and 1995, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1995 and 1994, Columbus accounted for an aggregate of 30% and 32%, respectively, and Milwaukee accounted for an aggregate of 22% of the Company's station operating income. For the nine months ended September 30, 1996 and 1995, Columbus accounted for an aggregate of 22% and 29%, respectively, and Milwaukee accounted for an aggregate of 25% and 22%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole. The Company has recently experienced a revenue decrease at the Columbus, Ohio stations, the effect of which is discussed below.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 1996 and 1995, approximately 83% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      For the three months ended September 30, 1996, the Company's net operating revenue was $15,021,000 compared with $12,839,000 for the three months ended September 30, 1995, an increase of $2,182,000 or 17%. Approximately $1,758,000 (or 81%) of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1995. The balance of the increase in net operating revenue represented a 3.3% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates.

      The net increase in comparable station net operating revenue was reflective of an overall increase of 5.1% or $538,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio, was offset by a $114,000, or 4.8%, decrease in net operating revenue in the Columbus market, representing an improvement over the 12.7% decrease in net operating revenue experienced in the Columbus market during the three months ended June 30, 1996, when compared to the comparable period in 1995. The decreases in revenue in the Columbus stations were primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. The Company has no reason to believe the negative competitive pricing pressure in this market to be other than temporary in nature.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $1,709,000, or 22%, to $9,556,000 for the three months ended September 30, 1996, compared with $7,847,000 for the three months ended September 30, 1995. Of the total increase, approximately $1,501,000 (or 88%) was attributable to the operation of stations which were not owned or operated by the Company for the comparable period in 1995. The remainder of the Company's markets experienced an overall increase in station operating expense of $208,000 or 3% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 on a comparable station basis.

      Operating profit for the three months ended September 30, 1996 was $3,021,000, compared to $2,603,000 for the three months ended September 30, 1995, an increase of $418,000 or 16%. The increase was primarily the result of the $2,182,000 increase in net operating revenue, offset by the $1,709,000 increase in station operating expense, a $203,000 decrease in depreciation and amortization, and a $258,000 increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was the result of certain assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative charges included approximately $215,000 of non-recurring charges associated with certain employee benefit related matters.

      The Company generated net income in the amount of approximately $1,070,000 ($0.13 per share) during the three months ended September 30, 1996, compared with net income of $1,135,000 ($0.14 per share) for the three months ended September 30, 1995, a decrease of approximately $65,000 or 5.7%. The decrease in net income was principally the result of the $418,000 improvement in operating profit offset by an increase in interest expense of $274,000 and a $214,000 decrease in gain on the sale of assets. The increase in interest expense is due primarily to an increase in borrowed funds to finance the Company's 1996 acquisitions. The gain on the sale of assets occurring during the three months ended September 30, 1995 was primarily due to the sale of unused land in the Company's Springfield, Massachusetts market.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      For the nine months ended September 30, 1996, the Company's net operating revenue was $39,979,000 compared with $37,146,000 for the nine months ended September 30, 1995, an increase of $2,833,000 or 7.6%. Approximately $1,963,000 (or 69%)of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1995. The balance of the increase in net operating revenue represented a 2.3% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates.

      The net increase in comparable station net operating revenue was reflective of an overall increase of 5.4% or $1,637,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio, was offset by a $767,000, or 10.8%, decrease in net operating revenue in the Columbus market, which represents an improvement over the 14% decrease in net operating revenue experienced in the Columbus market during the six months ended June 30, 1996, when compared to the comparable period in 1995. The decreases in revenue in the Columbus stations were primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. The Company has no reason to believe the negative competitive pricing pressure in this market to be other than temporary in nature.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $1,851,000, or 7.6%, to $26,172,000 for the nine months ended September 30, 1996, compared with $24,321,000 for the nine months ended September 30, 1995. Of the total increase, approximately $1,658,000 (or 90%) was attributable to the operation of stations which were not owned or operated by the Company for the comparable period in 1995. The remainder of the Company's markets experienced an overall increase in station operating expense of $193,000 or .8% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 on a comparable station basis.

      Operating profit for the nine months ended September 30, 1996 was $7,151,000, compared to $5,897,000 for the nine months ended September 30, 1995, an increase of $1,254,000 or 21%. The improvement was primarily the result of the $2,833,000 increase in net operating revenue, offset by the $1,851,000 increase in station operating expense, a $904,000 decrease in depreciation and amortization, a $632,000 increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was the result of certain assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative charges primarily relates to certain employee benefit related matters.

      The Company generated net income in the amount of approximately $2,557,000 ($0.31 per share) during the nine months ended September 30, 1996, compared with net income of $1,973,000 ($0.24 per share) for the nine months ended September 30, 1995, an increase of approximately $584,000 or 30%. The increase in net income was principally the result of the $1,254,000 improvement in operating profit offset by an increase in interest expense of $96,000, a $234,000 decrease in gain on the sale of assets, and a $340,000 increase in income taxes. The increase in interest expense is due primarily to an increase in borrowed funds to finance the Company's 1996 acquisitions. The gain on the sale of assets occuring during the nine months ended September 30, 1995 was primarily due to the sale of unused land in the Company's Springfield, Massachusetts market. The increase in income taxes is directly associated with the improved operating performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of September 30, 1996, the Company had $53,779,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,000,000 of unused borrowing capacity under the Revolving Loan (as defined below).

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

      Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to
 .5%. The spread over LIBOR and the prime rate vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the Revolving Loan.

      The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      At September 30, 1996, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.65625% at September 30, 1996) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $149,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the nine months ended September 30, 1996 and an aggregate amount of $156,000 in additional interest expense has been recognized since the inception of the agreement.

      During the years ended December 31, 1995 and 1994, the Company had net cash flows from operating activities after provisions for income taxes of $9,483,000 and $6,991,000, respectively. During the nine months ended September 30, 1996 and 1995, the Company had net cash flows from operating activities of $5,968,000 and $6,940,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

      On June 11, 1996, the Company acquired an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan. See Note 5 of Condensed Consolidated Financial Statements.

      On July 1, 1996 the Company entered into an agreement to purchase two AM and two FM radio stations in Springfield, Illinois for approximately $6,000,000. The transaction is subject to the final approval of the Federal Communications Commission. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

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

      On August 29, 1996 the Company signed a letter of intent to purchase an FM radio station in Des Moines, Iowa for approximately $3,200,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission.

      The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company's capital expenditures for the nine months ended September 30, 1996 were approximately $1,285,000 ($1,905,000 in 1995). The Company anticipates capital expenditures in 1996 to be approximately $2,200,000, which it expects to finance through funds generated from operations.


INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, and regulatory matters. While the Company believes it has and will continue to make reasonable efforts, it cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

              27        Financial Data Schedule


     (b)  Reports on Form 8-K
          -------------------

              1 A report on Form 8-K was filed July 2, 1996 reporting the acquisition of the assets of radio stations WPOR AM/FM serving Portland, Maine and the Company's Refinancing Agreement.

              2 A report on Form 8-K/A was filed August 13, 1996 reporting the acquisition of the assets of radio stations WNAX AM/FM serving Yankton, South Dakota, WPOR AM/FM serving Portland, Maine and the Company's Refinancing Agreement.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SAGA COMMUNICATIONS, INC.


Date: November 14, 1996                  /s/ Norman L. McKee
                                         --------------------------------------
                                         Norman L. McKee
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer)





Date: November 14, 1996                  /s/ Catherine A. Bobinski
                                         --------------------------------------
                                         Catherine A. Bobinski
                                         Corporate Controller and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)