Form 10-K
period 1996-12-31
SAGA COMMUNICATIONS INC
filed 1997-03-31
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for __________ to __________

Commission file number 1-11588



                           SAGA COMMUNICATIONS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                        Delaware                                                         38-3042953
--------------------------------------------------------------             -----------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


                    73 Kercheval Avenue
               Grosse Pointe Farms, Michigan                                              48236
--------------------------------------------------------------             ------------------------------------
           (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code: (313) 886-7070
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                              Name of each exchange on which
Title of each class                                                                    registered
--------------------------------------------------------------             ------------------------------------

Class A Common Stock, $.01 par value                                              American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

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
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $21.75 per share (the closing price of the Class A Common Stock on March 17, 1997 on the American Stock Exchange): $152,761,843.

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 17, 1996 was 7,088,426 and 966,808, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1997) is incorporated by reference in Part III hereof.

                                     PART I



ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     On June 11, 1996 the Company acquired an AM and an FM radio station in Yankton, South Dakota, serving Sioux City, Iowa for approximately $7,000,000.

     On June 18, 1996 the Company acquired an AM and an FM radio station serving Portland, Maine for approximately $10,000,000.

     On July 1, 1996, the Company entered into an agreement to purchase two AM and two FM radio stations serving the Springfield, Illinois market for approximately $6,000,000. The transaction is subject to the approval of the Federal Communications Commission ("FCC"). The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

     On December 11, 1996, the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $2,700,000. The Company closed on this transaction on March 14, 1997. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

     On December 19, 1996, the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $3,200,000. The Company has received approval of the FCC and expects to close on this transaction during the second quarter of 1997. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which will remain in effect until such time as the Company concludes its pending acquisition of the station.

     On March 4, 1997, the Company signed a letter of intent to purchase two FM radio stations serving the Milwaukee, Wisconsin market for approximately $5,000,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the FCC.

     For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     On February 25, 1997 the Company declared a five-for-four split of its Class A and Class B Common Stock, effective April 1, 1997, which will result in additional shares being issued of approximately 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997. All share and per share information included herein has been restated to retroactively reflect the split.

BUSINESS

     The Company is a broadcast company whose business is exclusively devoted to acquiring, developing and operating radio and television stations. The Company currently owns and/or operates one television station, as well as twenty-one FM and thirteen AM radio stations serving eleven markets primarily in the Midwest and along the Eastern Seaboard, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

     The Company's television station KOAM-TV, serving the Joplin, Missouri/Pittsburg, Kansas market, which ranked as market 145 by number of television households, is one of four television stations in the market. The station is a CBS affiliate and the number one rated television station, by number of viewers, in the market. (All of the above information was derived from Investing in Television Market Report 1996, based on A.C. Nielson ratings and data.)


The following table sets forth certain information about the Company's current radio stations and their markets:

                                    1996
                                    Market                                        Target
                                    Ranking                                       Demographics
                                    by Radio                                      Ranking (by      Target
Station       Market (a)            Revenue (b)    Station Format                 listeners) (c)   Demographics
-------       ----------            -----------    --------------                 --------------   ------------
FM:
WKLH          Milwaukee, WI            28          Classic Hits                   2                Men 25-49
WLZR          Milwaukee, WI            28          Album Oriented Rock            1(d)             Men 18-34
WSNY          Columbus, OH             29          Adult Contemporary             N/S              Women 25-54
WNOR          Norfolk, VA              35          Album Oriented Rock            N/S(d)           Men 18-34
WAFX          Norfolk, VA              35          Classic Hits                   N/S              Men 25-49
KSTZ          Des Moines, IA           64          Hot Adult Contemporary         2                Women 18-34
KIOA          Des Moines, IA           64          Oldies                         1(d)             Men 35-54
KAZR          Des Moines, IA           64          Album Oriented Rock            1                Men 18-34
KLTI-FM *     Des Moines, IA           64          Soft Adult Contemporary        9                Women 35-54
WMGX          Portland, ME             83          Classic Hits                   1                Women 25-54
WYNZ          Portland, ME             83          Oldies                         5                Men 35-54
WPOR          Portland, ME             83          Country                        1(d)             Adults 35+
WAQY          Springfield, MA          85          Album Oriented Rock            1(d)             Men 18-49
WZID          Manchester, NH          137          Adult Contemporary             1                Adults 25-54
WYMG          Springfield, IL         142          Classic Rock                   2                Men 18-49
WQQL          Springfield, IL         142          Oldies                         5(e)             Adults 25-54
WDBR *        Springfield, IL         142          Contemporary Hits              1(e)             Women 18-34
WYXY *        Springfield, IL         142          Country                        7                Adults 25-49
WLRW          Champaign, IL           163          Hot Adult Contemporary         1                Women 18-49
WIXY          Champaign, IL           163          Country                        1                Adults 25-54
WNAX          Sioux City IA           233          Oldies                         1                Men 35-54

AM:
WLZR          Milwaukee, WI            28          Album Oriented Rock            1(d)             Men 18-34
WVKO          Columbus, OH             29          Gospel                         N/S              Adults 35+
WNOR          Norfolk, VA              35          Album Oriented Rock            N/S              Men 18-34
KRNT          Des Moines, IA           64          Nostalgia/Sports               4                Adults 35+
KXTK          Des Moines, IA           64          Talk/Sports                    14               Adults 35+

WGAN          Portland, ME             83          News/Talk                      2                Adults 35+
WZAN          Portland, ME             83          News/Talk                      3                Men 35-54
WPOR          Portland, ME             83          Country                        1(d)             Adults 35+
WAQY          Springfield, MA          85          Album Oriented Rock            1(d)             Men 18-49
WFEA          Manchester, NH          137          Nostalgia/Talk                 3                Adults 35+
WTAX *        Springfield, IL         142          News/Talk                      2                Adults 35+
WVAX *        Springfield, IL         142          News/Talk                      N/R              Adults 35+
WNAX          Yankton, SD             N/A          Full Service/Country           1                Adults 35+


------------------

The following refers to the table on the previous page about the Company's current radio stations and their markets:


(a)  Actual city of license may differ from metro market actually served.

(b)  Derived from Investing in Radio 1996 Market Report.

(c) Information derived from most recent available Arbitron Radio Market Report except for Columbus and Norfolk, for which information was derived from Investing in Radio 1996 Market Report.

(d) AM and FM stations are simulcast. Accordingly, ranking information pertains to the combined stations.

(e)  Tied for position.

N/A  Information currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.

N/S Non Subscriber - Station does not currently subscribe to Arbitron Radio Market Report.

* Station currently being operated under the terms of a Time Brokerage Agreement. Closing of acquisition of this station is subject to approval of the FCC.


COMPANY STRATEGY

     The Company's strategy is to operate top billing radio and television stations in mid-sized markets. The Company prefers to operate in mid-sized markets, which it defines as markets ranked (by market revenues) from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. The Company owns and/or operates at least one of the top four billing stations in each of its radio markets for which independent data exists. Nineteen of the 21 FM stations and 11 of the 13 AM stations owned and/or operated by the Company subscribe to independent listener rating services.

     Based on the most recent information available, 11 of the 21 FM radio stations and 3 of the 13 AM radio stations owned and/or operated by the Company were ranked number one (by number of listeners), and its television station was ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in the Company's strategy to achieve top ratings in both its radio and television operations. In many of the Company's markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases it is the practice of the Company to use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, the Company does not subscribe with an independent listener rating service.

     The Company's radio stations employ a variety of programming formats, including but not limited to Classic Hits, Adult Contemporary, Album Oriented Rock, and Country. The Company regularly performs extensive market research, including music evaluations, focus groups and strategic vulnerability studies. The Company's stations also employ audience promotions to further develop and secure a loyal following.

     The Company's television station is a CBS affiliate. In addition to securing network programming, the Company also carefully selects available syndicated programming to maximize viewership. The Company also develops local programming, including a strong local news franchise.

     In operating its stations, the Company concentrates on the development of strong decentralized local management, which is responsible for the day-to-day operations of the station and is compensated based on the station's financial performance, as well as other performance factors that are deemed to effect the long-term ability of the stations to achieve financial performance objectives. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and monitoring the activities of the stations.

     The Company continues to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. During 1996, with passage of the Telecommunications Act of 1996 (the "Telecommunications Act") (see "Federal Regulation of Radio and Television Broadcasting"), a company is now able to own as many as 8 radio stations in a single market. Previously the Company was limited to no more than 2 FM and 2 AM stations in a single market. Another significant provision of the Telecommunications Act was the lifting of the limitations on the number of radio stations one organization can own in total. Previously the Company was limited to owning no more than 20 FM and 20 AM stations. The Company seeks to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. The Company often focuses on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the "Communications Act") and FCC rules. Although the Company reviews acquisition opportunities on an ongoing basis, it has no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed herein.


ADVERTISING SALES

     Virtually all of the Company's revenues are generated from the sale of advertising for broadcast on its stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. In the case of the Company's television station, the number of advertisements broadcast may be limited by certain network affiliation and syndication agreements and with respect to programs designed for children, federal regulation. The Company determines the number of advertisements broadcast hourly that can maximize a station's available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in the Company's revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments which are made to ensure that the station efficiently utilizes available inventory.

     Advertising rates charged by radio and television stations are generally based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers (as measured by rating service surveys quantifying the number of listeners/viewers tuned to the station at various times); the number of stations in the market competing for the same demographic group; the supply of and demand for radio advertising time; and other qualitative factors, including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours, while television advertising rates are generally higher during prime time evening viewing periods. Most advertising contracts are short-term, generally running for only a few weeks, providing broadcasters the ability to modify advertising rates as dictated by such variables as changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market, any of which may have a significant impact on the available advertising time on a particular station.

     Approximately 83% of the Company's revenue in fiscal 1996 was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all its markets, the Company attempts to maintain a local sales force which is generally larger than that of its competitors. In its sales efforts, the Company's principal goal is to develop long-standing customer relationships through frequent direct contacts, which the Company believes represents a competitive advantage. The Company also typically provides incentive to its sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

     Each of the Company's stations also engage national independent sales representatives to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's gross revenue from the advertising obtained. Total revenue resulting from national advertising in fiscal 1996 was approximately $10,587,000 or 17%.


COMPETITION

     Although radio and television broadcasting are highly competitive businesses, such competition is subject to the inherent limitations implied by the finite number of commercial broadcasting licenses available in each market (see "Federal Regulation of Radio and Television Broadcasting"). The Company's stations compete for listeners/viewers and advertising revenues directly with other radio and/or television stations, as well as other media, within their markets. The Company's radio and television stations compete for listeners/viewers primarily on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener/viewer base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach these listeners/viewers.

     Other media, including broadcast television and/or radio (as applicable), cable television, newspapers, magazines, direct mail, coupons and billboard advertising, also compete with the Company's stations for advertising revenues.

     The radio and television broadcasting industries are also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable television systems or direct reception from satellites. Although the Company recognizes that technological advances within the broadcast industry can be significant, it is not aware of any such advances or developments that it has not already implemented that would have an effect on its competitive position within its markets. The Company cannot predict the effect, if any, that any such new technologies may have on the broadcasting industry taken as a whole.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 479 full-time employees and 221 part-time employees, none of whom are represented by unions. The Company believes that its relations with its employees are good.

     The Company employs several high-profile personalities with large loyal audiences in their respective markets. The Company has entered into employment and non-competition agreements with its President and with most of its high-profile on-air personalities, as well as non-competition agreements with its commissioned sales representatives.


FEDERAL REGULATION OF RADIO AND TELEVISION BROADCASTING


     INTRODUCTION. The ownership, operation and sale of radio and television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     RECENT DEVELOPMENTS. On February 8, 1996, President Clinton signed into law the Telecommunications Act which substantially revised portions of the Communications Act. Effective March 15, 1996 the FCC conformed its radio and television multiple ownership rules with the Telecommunications Act.

     LICENSE RENEWAL. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. On April 12,1996, the FCC revised its rules to conform to new section 309(k) which governs the license renewal process of the Telecommunications Act. Comparative hearings between incumbent licensees and mutually-exclusive applicants for new stations were eliminated with respect to renewal applications filed after May 1, 1995. Under the new "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. The Telecommunications Act also made the standard for filing petitions to deny renewal applications conform to the statutory renewal standards. Thus, petitions may be filed to deny renewal applications the renewal applications of any of the Company's stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the new "two-step" renewal process. Under the Telecommunications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

     The Company owns television station KOAM-TV, channel 7, serving the Joplin, Missouri/Pittsburg, Kansas market, operating at a power of 316,000 watts (visual), and 61,600 watts (aural). The expiration date of FCC authorization is June 1, 1998.


The following table sets forth the market and broadcast power of each of the Company's radio stations and the date on which each such station's FCC license expires:

                                                                 Expiration
                                                                 Date of FCC
Station            Market(1)            Power (Watts)(2)        Authorization

FM:
WSNY            Columbus, OH                50,000             October 1, 2003
WKLH            Milwaukee, WI               50,000             December 1, 2003
WLZR            Milwaukee, WI               50,000             December 1, 2003
WNOR            Norfolk, VA                 50,000             October 1, 2002(3)
WAFX            Norfolk, VA                100,000             October 1, 2002
KSTZ            Des Moines, IA             100,000             February 1, 2004
KIOA            Des Moines, IA             100,000             February 1, 2004
KAZR            Des Moines, IA             100,000             February 1, 2004
KLTI-FM         Des Moines, IA             100,000             February 1, 2004(4)
WAQY            Springfield, MA             50,000             April 1, 1998
WMGX            Portland, ME               100,000             April 1, 1998
WYNZ            Portland, ME                25,000             April 1, 1998
WPOR            Portland, ME                50,000             April 1, 1998
WYMG            Springfield, IL             50,000             December 1, 2003
WQQL            Springfield, IL             50,000             December 1, 2003
WDBR            Springfield, IL             50,000             December 1, 1996(4)(5)
WYXY            Lincoln, IL                  3,000             December 1, 1996(4)(5)
WZID            Manchester, NH              50,000             April 1, 1998
WLRW            Champaign, IL               50,000             December 1, 2003
WIXY            Champaign, IL               25,000             December 1, 2003
WNAX            Yankton, SD                 97,000             April 1, 1997(5)

AM:
WVKO            Columbus, OH                 1,000             October 1, 2003
WLZR            Milwaukee, WI                1,000             December 1, 2003
WNOR            Norfolk, VA                  1,000             October 1, 2002(3)
KRNT            Des Moines, IA               5,000             February  1, 2004
KXTK            Des Moines, IA              10,000             February  1, 1997(5)
WAQY            Springfield, MA              2,500(6)          April 1,  1998
WGAN            Portland, ME                 5,000             April 1,  1998
WZAN            Portland, ME                 5,000             April 1,  1998
WPOR            Portland, ME                 1,000             April 1, 1998
WTAX            Springfield, IL              1,000             December 1, 1996(4)(5)
WVAX            Lincoln, IL                  1,000(6)          December 1, 1996(4)(5)
WFEA            Manchester, NH               5,000             April 1,  1998
WNAX            Yankton, SD                  5,000             April 1, 1997(5)


-----------------

The following information pertains to the table on the previous page that sets forth the market and broadcast power of each of the Company's radio stations and the date on which each such station's FCC license expires:


(1) Some stations are licensed to a different community located within the market that they serve.

(2) Some stations are licensed to operate with a combination of effective radiated power and antenna height which may be different from, but provide equivalent coverage to, the power shown. WVKO(AM) and KIOA(AM) operate with lower power at night than the power shown.

(3) License renewed subject to EEO reporting conditions. The Company has sought reconsideration of the FCC's action.

(4) Company purchases time on this station through a time brokerage agreement. The FCC has approved Company's purchase of this station, but the closing has not yet occurred.

(5) Timely-filed application for renewal of license of this station is pending before the FCC, which extends the licensee's authority to operate the station.

(6)  Operates daytime only or with greatly reduced power at night.


------------------

     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act's limitations on alien ownership; compliance with various rules limiting common ownership of broadcast, cable and newspaper properties; and the "character" and other qualifications of the licensee and those persons holding "attributable or cognizable" interests therein.

     Under the Communications Act, as amended by the Telecommunications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Telecommunications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation where more than one-fourth of the issued and outstanding capital stock of which is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these statutory requirements and the FCC's rulings thereunder, the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens.

     The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market, and of a radio broadcast station and a daily newspaper serving the same geographic market. Additionally, the Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a television broadcast station and a radio broadcast station serving the same geographic market, of a television broadcast station and a daily newspaper serving the same geographic market, and of a television broadcast station and a cable television system serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low power television) in a geographic market in which it now owns any radio broadcast properties, or acquire any newspaper, television broadcast station, radio broadcast station, or cable television system in a geographic market in which it now owns any television broadcast station. The FCC's rules provide for the liberal grant of waiver of the rule prohibiting ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. Under the Telecommunications Act, the FCC is directed to extend its waiver policy (one-to-a-market policy) to any of the top 50 television markets. The Telecommunications Act also requires the FCC to conduct a rule-making to determine whether to retain, modify, or eliminate limits on the number of TV stations an entity may own, operate, control or have a cognizable interest in, within the same television market. In November 1996, the FCC adopted a Further Notice of Proposed Rule Making to implement this section of the Telecommunications Act. The FCC expects to act on these matters in the first quarter of 1997. Effective March 15, 1996, the FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban). The Telecommunications Act requires the FCC to revise its rules to permit a person to own or control a network of broadcasting stations and a cable system. In March 1996, the FCC adopted an order revising Section 73.658(g) of its Rules to permit cable system and television station cross-ownership.

     The Company is permitted to own an unlimited number of radio stations on a nationwide basis (subject to local ownership restrictions described below), and an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (ADI) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. The FCC currently has pending a proceeding to analyze the current market conditions and to consider whether further to relax the local and national television ownership limitations.

     Under the Telecommunications Act, the Company is permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:



Number of Stations                   Number of Stations
In Radio Market                      Company Can Own
---------------------------          -------------------------------------------
14 or Fewer                          Total of 5 stations, not more than 3 in the
                                     same service (AM or FM) except the Company
                                     cannot own more than 50% of the stations
                                     in the market.

15-29 Total of 6 stations, not more than 4 in the same service (AM or FM).

30-44 Total of 7 stations, not more than 4 in the same service (AM or FM).

45 or More                           Total of 8 stations, not more than 5 in the
                                     same service (AM or FM).

     Notwithstanding the limitations described above, new rules to be promulgated under the Telecommunications Act also will permit the Company to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this proceeding.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, only two of the Company's officers and directors have an attributable interest in any company licensed to operate broadcast stations other than the Company.

     On November 5, 1996, the FCC released another further notice of proposed rulemaking proposing to liberalize the national television ownership limits, to relax or to eliminate the prohibition of ownership of two or more television stations with overlapping grade B contours to grade A, and to eliminate the radio-television cross-ownership rule and apply existing radio Local Market Agreement (LMA) guidelines (as discussed below) to television stations. The Company cannot predict whether any of these proposals will ultimately be adopted by the FCC.

     On March 12, 1992, the FCC initiated an inquiry and rulemaking proceeding in which it solicited comment on whether it should alter its ownership attribution rules by (a) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock; (b) increasing the attribution benchmark for "passive investors" in corporate licensees from 10% to 20% of the licensee's voting stock; (c) broadening the class of investors eligible for "passive investor" status to include Small Business and Minority Enterprise Small Business Investment Companies; and (d) exempting certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity. On January 12, 1995, the FCC released a Further Notice of Proposed Rulemaking wherein it sought to undertake a thorough review of its attribution rules. The FCC incorporated by reference those comments filed in response to its earlier Notice of Inquiry and asked for updated information on all of issues raised therein. The FCC also sought comments on the following additional issues:(a) the relevance of its attribution rules as applied to other communications services (such as cable, multi-point distribution systems, personal communications services, and specialized mobile radio); (b) the relevance of other agencies' attribution benchmarks; (c) whether non-voting stock should be attributed in certain circumstances; (d) how to treat limited liability companies for attribution purposes; (e) whether to eliminate its cross-interest policy; and (f) whether certain business interrelationships (such as debt-holders) warrant attribution. On November 5, 1996, the FCC adopted another Further Notice of Proposed Rule Making to inquire into these matters. The Company cannot predict whether any of these proposals will ultimately be adopted by the FCC.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. The Company owns such towers that are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     LOCAL MARKET AGREEMENTS. A number of radio stations, including the Company's stations, have entered into what have commonly been referred to as "Local Market Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

     In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically revised its so-called "cross-interest" policy to exempt time brokerage arrangements from the scope of its applicability. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its broadcast station and assures compliance with applicable FCC rules and policies.

     The FCC's rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station which it could not own under the local ownership rules of the FCC's multiple ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a time brokerage or LMA arrangement, where the brokered and brokering stations serve substantially the same geographic area.

     OTHER RECENT CHANGES. The Telecommunications Act also implements legislation to permit certain programs to be blocked (the so-called "V-Chip" legislation). The broadcast industry has, as a preliminary step, established classifications for television programs according to their appropriateness for certain audiences. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent. On another front, on December 24, 1996, the FCC adopted a Report and Order establishing digital television ("DTV") (formerly advanced television or "ATV") standards. On July 25, 1996, the FCC adopted a Notice of Proposed Rule-Making to allot new DTV channels. The Telecommunications Act provides that if the FCC grants additional licenses for DTV service, the FCC should limit initial eligibility for such licenses to television broadcast licensees, and if the FCC grants an additional license to a television station, the station must in the future surrender to the FCC either the additional license or the original license for the station. The Company's television station expects to receive such a DTV channel and if the station were issued an additional license for DTV use, the Company would not be able to keep both licenses indefinitely.

     PROPOSED CHANGES. The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company and its broadcast properties. Such matters include a pending proceeding to revise the Commission's equal employment opportunity requirements for broadcast stations and a proposal to streamline some of the Commission's regulatory processes. On March 3, 1997, the FCC adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHZ frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." Because the DARS service is novel, the Company cannot predict whether it will have an adverse impact on its business. Various proposals are pending in the United States Congress to use auctions for the allocation of radio spectrum frequencies for commercial use, which if implemented could require the Company to bid for the use of certain frequencies. The Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such changes might have on its business.


EXECUTIVE OFFICERS


     The current executive officers of the Company are as follows:


         Name                        Age              Position
         ----                        ---              --------

  Edward K. Christian                52               President, Chief
                                                      Executive Officer and
                                                      Chairman; Director

  Steven J. Goldstein                40               Executive Vice
                                                      President and Group
                                                      Program Director

  Norman L. McKee                    41               Senior Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer; Director

  Catherine A. Bobinski              37               Corporate Controller

Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Set forth below is certain information with respect to the Company's executive officers.

     MR. CHRISTIAN has been President, Chief Executive Officer and Chairman since the Company's inception in 1986.

     MR. GOLDSTEIN has been Executive Vice President and Group Program Director since 1988. Mr. Goldstein has been employed by the Company since its inception in 1986.

     MR. MCKEE has been Senior Vice President since 1994 and Vice President, Chief Financial Officer and Treasurer since 1988. Mr. McKee has been employed by the Company since its inception in 1986. Mr. McKee is a certified public accountant.

     MS. BOBINSKI has been Corporate Controller since September 1991. Ms. Bobinski is a certified public accountant.


ITEM 2.  PROPERTIES
-------------------

     The Company's corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of the Company's stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     The studios and offices of nine of the Company's twelve station locations, as well as its corporate headquarters in Michigan, are located in facilities owned by the Company. The remaining studios and offices are located in leased facilities with lease terms that expire in 3 to 8 years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in 1 to 92 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

     No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations.

     The Company owns substantially all of the equipment used in its broadcasting business.

     The Company's bank indebtedness is secured by a first priority lien on all of the assets of the Company and its subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     In the opinion of management of the Company, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     On May 16, 1995 the Company consummated a public offering of 1,132,812 shares of its Class A Common Stock. All of the Shares were sold by certain stockholders of the Company and, as a result, the Company did not receive any of the proceeds from the sale of such stock.

     In connection with its initial public offering in December 1992, the Company issued Class A Common Stock and warrants to purchase Class A Common Stock at the rate of 2/5 of a warrant with each share of Class A Common Stock. Each warrant entitled its holder to purchase one share of Class A Common Stock for $7.68 on or before June 18, 1995. At the closing of the offering, the Company acquired for $669,600, warrants from a stockholder identical to those offered to the public on substantially the same terms as offered to the public. On June 16, 1995, the Company exercised 1,589,164 (the amount exercised by the public) of the 1,595,000 total warrants with the stockholder. Thus the exercise of the warrants did not have a dilutive effect on the shares of the Company's stock outstanding.

     On February 25, 1997 the Company declared a five-for-four split of its Class A and Class B Common Stock, effective April 1, 1997, which will result in additional shares being issued of approximately 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997.

     On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,417,263 and 193,361, respectively, for holders of record on April 17, 1996.

     On July 31, 1995 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,129,626 and 154,689, respectively, for holders of record on July 17, 1995.


     The Company's Class A Common Stock trades on the American Stock Exchange;
there is no public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common
Stock as reported by Tradeline for the calendar quarters indicated:

     Year                                High                    Low
     --------------------              --------                --------
     1995:
         First Quarter                  $ 9.47                  $ 7.30
         Second Quarter                 $10.75                  $ 8.96
         Third Quarter                  $11.58                  $ 9.60
         Fourth Quarter                 $10.88                  $ 8.96
     1996:
         First Quarter                  $13.76                  $10.16
         Second Quarter                 $17.50                  $13.68
         Third Quarter                  $19.90                  $14.60
         Fourth Quarter                 $18.40                  $15.30

     As of March 17, 1997, there were approximately 158 holders of record of the Company's Class A Common Stock, and one holder of the Company's Class B Common Stock.

     The Company has not paid any cash dividends on its Common Stock during the three most recent fiscal years. The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its Common Stock in the foreseeable future. The Company is prohibited by the terms of its bank loan agreement from paying dividends on its Common Stock without the banks' prior consent. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources".


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                       Years Ended
                                                                                       December 31,
                                                  ----------------------------------------------------------------------------------
                                                     1996(1)(4)         1995(1)         1994(1)(3)        1993(1)(2)      1992(1)(6)
                                                     ----               ----            ----              ----            ----
                                                                          (In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                                $56,240           $49,699         $44,380           $34,604         $31,010
Station Operating Expense (excluding
    depreciation, amortization, corporate
    general and administrative)                       36,629            32,436          28,878            23,075          20,410
                                                  ----------------------------------------------------------------------------------
Station Operating Income (excluding
    depreciation, amortization, corporate
    general and administrative)                       19,611            17,263          15,502            11,529          10,600

Depreciation and amortization                          5,508             6,551           5,781             4,753           4,529
Corporate General and Administrative                   3,299             2,816           2,639             2,334           1,295
                                                  ----------------------------------------------------------------------------------
Operating Profit                                      10,804             7,896           7,082             4,442           4,776
Interest Expense                                       3,814             3,319           2,867             2,707           4,461
Net Income (loss)                                    $ 3,935           $ 2,678         $ 2,306           $   757         $  (697)
Net Income (loss) applicable to common and
    common equivalents                               $ 3,935           $ 2,678         $ 2,306           $   757         $(1,301)
Net Income (loss) per common share                   $   .38           $   .26         $   .23           $   .08         $  (.25)
Cash Dividends Declared per common share
                                                           -                 -               -                 -               -
Weighted Average Common Shares and Common
    Equivalents                                       10,253            10,151          10,113             9,422           5,273

OTHER DATA:
After-tax cash flow (5)                              $10,143           $ 9,564         $ 8,052           $ 5,331         $ 3,474
After-tax cash flow per share                        $   .99           $   .94         $   .80           $   .57         $   .66



                                                                             December 31,
                                           ------------------------------------------------------------------------------
                                           1996(4)            1995            1994(3)           1993(2)          1992(6)
                                           ----               ----            ----              ----             -------
                                                                          (In thousands)
BALANCE SHEET DATA:
    Working Capital                        $10,997           $ 3,582          $ 3,828           $ 2,564          $ 4,246
    Net Fixed Assets                        29,704            26,403           28,640            18,438           17,619
    Net Intangible Assets                   48,636            34,399           35,923            29,214           27,637
    Total Assets                            96,415            74,944           78,170            57,647           54,932
    Long-term Debt Excluding Current
       Portion                              52,355            32,131           39,969            24,191           32,440
    Equity                                  33,113            28,882           26,328            24,023           14,894

---------------------

(1) All periods presented include the weighted average shares from public offerings and common equivalents related to certain stock options. In April, 1997, May, 1996 and July, 1995 the Company consummated or will consummate a five-for-four split of its Class A and Class B common stock. All share and per share information has been restated to reflect the retroactive equivalent change in the weighted average shares.

(2) Reflects the results of KIOA AM/FM, acquired in June, 1993; WYNZ and WZAN, acquired in July, 1993; WQQL, acquired in November, 1993; and the results of a local market agreement for WAFX which began in November, 1993.

(3) Reflects the results of WLZR AM/FM, acquired in April, 1994; WAFX, acquired in April 1994; and KOAM TV, acquired October, 1994.

(4) Reflects the results of WNAX AM/FM, acquired in June, 1996; WPOR AM/FM, acquired in June 1996; the results of a local market agreement for WDBR, WYXY, WTAX, and WVAX which began in July, 1996; and the results of a local market agreement for KAZR which began in August, 1996.

(5) Defined as net income plus depreciation, amortization (excluding film rights), loss on the sale of assets, and deferred taxes.

(6) On December 10, 1992, a reorganization was completed which had the effect of combining the then Saga Communications, Inc. ("Saga") with Saga Communications Limited Partnership (the "Partnership") (a related partnership formed in 1990 and which in April 1991 acquired six radio stations in three New England markets) into a single entity, Saga Communications, Inc. The reorganization has been accounted for in a manner similar to a pooling of interests

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.


GENERAL

     The Company's financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

        During the years ended December 31, 1996, 1995 and 1994, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1996, 1995 and 1994, Columbus accounted for an aggregate of 22%, 30% and 32%, respectively, and Milwaukee accounted for an aggregate of 23%, 22% and 22%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole. During 1996, a negative change occurred in the relative market revenue share of the Company's Columbus stations. As a result, the Columbus station operating income decreased 17% from approximately $5,111,000 for the year ended December 31, 1995, to $4,258,000 for the comparable period in 1996. This decrease is believed to be temporary in nature and not representative of a trend affecting either the Columbus market or the Company as a whole.

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


                                      -20

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 1996, approximately 83% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations. See "Business - Advertising Sales."

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, the Company's net operating revenue was $56,240,000 compared with $49,699,000 for the year ended December 31, 1995, an increase of $6,541,000 or 13%. Approximately $2,532,000 or 39% of the increase was attributable to stations owned and operated by the Company for at least two years, representing a 5% increase in comparable station/comparable period net operating revenue. Improvements were noted in each market on a comparable station/comparable period basis, with the exception of the Company's Columbus, Ohio market, where there was a 7.8% ($737,000) decrease in net revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of the Company's stations. The balance of the increase in net operating revenue of approximately $4,009,000 was primarily the result of the impact of stations the Company acquired and/or began operating during 1996.

        The decrease in revenue in the Columbus stations was primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. Although the stations' combined revenue was below 1995 levels, WSNY-FM remained the top billing station in the Columbus market, based on information available from an independent market revenue reporting service. The Company believes the competitive pressure which negatively impacted its revenue growth in this market to be temporary in nature and does not anticipate that such effects on revenue will persist beyond 1996. During the quarterly reporting period for the three months ended December 31, 1996, the net revenue from the Columbus stations increased slightly (1.3%) over the comparable period in 1995.

     Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $4,193,000 or 13% to $36,629,000 for the year ended December 31, 1996, compared with $32,436,000 for the year ended December 31, 1995. Of the total increase, approximately $3,440,000 or 82% was the result of the impact of the operation of stations the Company acquired and/or began operating during 1996. The remaining balance of the increase in station operating expense of $753,000 represents a total increase in same station operating expense of 2.3% for the year ended December 31, 1996 compared to the year ended December 31, 1995 on a comparable station/comparable period basis.

     Operating profit for the year ended December 31, 1996 was $10,804,000, compared to $7,896,000 for the year ended December 31, 1995, an increase of $2,908,000 or 37%. The improvement was primarily the result of the $6,541,000 increase in net operating revenue and a $1,043,000 decrease in depreciation and amortization, offset by the $4,193,000 increase in station operating expenses, and a $483,000, or 17%, increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was primarily the result of assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative expenses was the result of approximately $280,000 of non-recurring charges associated with certain employee benefit related matters, and approximately $100,000 pertaining to option grants primarily to local station management. The remaining increase in corporate general and administrative expenses of approximately $103,000 represents an increase of approximately 4% in ordinary recurring expenses.

     The Company generated net income in the amount of approximately $3,935,000 ($0.38 per share) during the year ended December 31, 1996, compared with $2,678,000 ($0.26 per share) for the year ended December 31, 1995, an increase of approximately $1,257,000 or 47%. The increase in net income was principally the result of the $2,908,000 improvement in operating profit, offset by a $918,000 increase in income taxes directly associated with the improved operating performance of the Company, a $495,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's 1996 acquisitions, and a $221,000 gain on the sale of assets recorded in 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     For the year ended December 31, 1995, the Company's net operating revenue was $49,699,000 compared with $44,380,000 for the year ended December 31, 1994, an increase of $5,319,000 or 12%. Approximately $1,115,000 or 21% of the increase was attributable to stations owned and operated by the Company for at least two years, representing a 3% increase in comparable station/comparable period net operating revenue. Improvements were noted in each market on a comparable station/comparable period basis, with the exception of the Company's Springfield, Illinois market, where there was a 10.3% ($220,000) decrease in net revenue, and the Company's Columbus, Ohio market, where there was a 0.3% ($29,000) decrease in net revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at the majority of the Company's stations. The balance of the increase in net operating revenue of approximately $4,204,000 was primarily the result of the full year impact by stations the Company acquired and began operating during 1994.

     The slight decrease in revenue in the Columbus stations (0.3% or $29,000) was primarily the result of aggressive competitive pricing efforts by certain competing stations within the Columbus market. Although the stations' revenue was slightly below 1994 levels, WSNY-FM remained the top billing station in the Columbus market, as well as the top rated station (in terms of number of listeners) within its target demographics.

     The Company's Springfield, Illinois stations suffered a 10.3% ($220,000) decrease in revenue as a result of a decline in listener ratings at one of its stations. The Company has subsequently made certain programming, promotional and management changes at the station which it believes will improve listener ratings and thus, ultimately, revenue of the affected station as well.

     Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $3,558,000 or 12.3% to $32,436,000 for the year ended December 31, 1995, compared with $28,878,000 for the year ended December 31, 1994. Of the total increase, approximately $3,183,000 or 89.5% was the result of the full year impact of the operation of stations the Company acquired and/or began operating during 1994. The remaining balance of the increase in station operating expense of $375,000 or 10.5% represents a total increase in same station operating expense of 1.4% for the year ended December 31, 1995 compared to the year ended December 31, 1994 on a comparable station/comparable period basis.

     Operating profit for the year ended December 31, 1995 was $7,896,000, compared to $7,082,000 for the year ended December 31, 1994, an increase of $814,000 or 11.5%. The improvement was primarily the result of the $5,319,000 increase in net operating revenue, offset by the $3,558,000 increase in station operating expenses, a $770,000 increase in depreciation and amortization charges, and a $177,000 or 6.7% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was the result of the acquisition of stations during 1994.

     The Company generated net income in the amount of approximately $2,678,000 ($0.26 per share) during the year ended December 31, 1995, compared with $2,306,000 ($0.23 per share) for the year ended December 31, 1994, an increase of approximately $372,000 or 16%. The increase in net income was principally the result of the $814,000 improvement in operating profit and a gain on the sale of certain real estate totaling approximately $221,000, offset by a $210,000 increase in income taxes directly associated with the improved operating performance of the Company, and by a $452,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's 1994 acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of December 31, 1996, the Company had $53,754,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,000,000 of unused borrowing capacity under the Revolving Loan (as defined below).

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

     The Term Loan was used to refinance the Company's existing bank indebtedness and to principally finance the acquisition of WPOR AM/FM, in Portland, Maine, and WNAX AM/FM, in Yankton, South Dakota. The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan will be required to be reduced quarterly commencing September 30, 1997 in amounts ranging from 1.25% to 5% of the initial commitment. In addition, commencing March 30, 1997, the Facilities will be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

     At December 31, 1996, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.5% at December 31, 1996) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $193,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the year ended December 31, 1996 and an aggregate amount of $200,000 in additional interest expense has been recognized since the inception of the agreement.

     During the years ended December 31, 1996, 1995 and 1994, the Company had net cash flows from operating activities of $7,679,000, $9,483,000 and $6,991,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

     On June 11, 1996, the Company acquired an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan.

     On July 1, 1996, the Company entered into an agreement to purchase two AM and two FM radio stations serving the Springfield, Illinois market for approximately $6,000,000. The transaction is subject to the final approval of the FCC. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

     On December 11, 1996, the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $2,700,000. The Company closed on this transaction on March 14, 1997. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

     On December 19, 1996, the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $3,200,000. The Company has received final approval of the FCC and expects to close on this transaction during the second quarter of 1997. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which will remain in effect until such time as the Company concludes its pending acquisition of the station.

     On March 4, 1997, the Company signed a letter of intent to purchase two FM radio stations serving the Milwaukee, Wisconsin market for approximately $5,000,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the FCC.

     The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     The Company's capital expenditures for the year ended December 31, 1996 were approximately $2,107,000 ($2,325,000 in 1995). The Company anticipates capital expenditures in 1997 to be approximately $2,500,000, which it expects to finance through funds generated from operations.


INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, and regulatory matters. While the Company believes it has and will continue to make reasonable efforts, it cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The financial statements attached hereto are filed as part of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)       1.   Financial Statements
               --------------------

               The financial statements attached hereto pursuant to Item 8 hereof are filed as part of this annual report.

          2.   Financial Statement Schedules
               -----------------------------

               II    -Valuation and Qualifying Accounts

               All other schedules for which provision are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   Exhibits
               --------

Exhibit No.    Description
-----------    -----------

3(a)           Amended and Restated Certificate of Incorporation (3(a))*

3(b)           By-laws, as amended (3(b))**

4(a)           Plan of Reorganization (2)*

4(b) Credit Agreement dated as of May 12, 1994 between the Company and The First National Bank of Boston, as Agent for the lenders
               (4)***

Executive Compensation Plans and Arrangements
---------------------------------------------

10(a) Employment Agreement of Edward K. Christian, as amended (10(8) and 10(8)(a))*

10(b)          Saga Communications, Inc. 1992 Stock Option Plan (10(9))*

10(c)          Summary of Executive Insured Medical Reimbursement Plan (10(2))*

Other Material Agreements
-------------------------

10(e)(1) Promissory Note of Edward K. Christian dated December 10, 1992 (10(l)(a))*

10(e)(2) Amendment to Promissory Note of Edward K. Christian dated December 23, 1995

10(f)          Pledge Agreement of Edward K. Christian dated December 10, 1992
               (10(l)(b))*

(21)           Subsidiaries (22)*

(23)           Consent of Ernst & Young LLP

27             Financial Data Schedules


---------------------

* Exhibit indicated in parenthesis of the Company's Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.

** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein.

*** Exhibit indicated in parenthesis of the Company's Form 10-Q for the quarter ended March 31, 1994 incorporated by reference herein.

(b)            Reports on Form 8-K
               -------------------

         (1) A report on Form 8-K was filed July 2, 1996 reporting the acquisition of the assets of radio stations WPOR AM/FM serving Portland, Maine and the Company's Refinancing Agreement.

         (2) A report on Form 8-K/A was filed August 13,1996 reporting the acquisition of the assets of radio stations WNAX AM/FM serving Yankton, South Dakota, WPOR AM/FM serving Portland, Maine and the Company's Refinancing Agreement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28,1997.


                                          SAGA COMMUNICATIONS, INC.



                                          By: /S/ Edward K. Christian
                                              ----------------------------------
                                              Edward K. Christian
                                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

           Signatures
           ----------


     /S/ Edward K. Christian           President, Chief Executive
     --------------------------        Officer, and Chairman of the Board
     Edward K. Christian



     /S/ Norman L. McKee               Senior Vice President, Chief
     --------------------------        Financial Officer and Treasurer; Director
     Norman L. McKee



     /S/ Catherine Bobinski            Corporate Controller and
     --------------------------        Chief Accounting Officer
     Catherine Bobinski



     /S/ William P. Collatos           Director
     --------------------------
     William P. Collatos



     /S/ Jonathan Firestone            Director
     --------------------------
     Jonathan Firestone



     /S/ Joseph P. Misiewicz           Director
     --------------------------
     Joseph P. Misiewicz



     /S/ Gary Stevens                  Director
     --------------------------
     Gary Stevens

SAGA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             Years ended December 31,
                                                                          -------------------------------
                                                                            1996       1995        1994
---------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Cash Flows From Operating Activities:
     Net income                                                           $  3,935    $ 2,678    $  2,306
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                      5,508      6,551       5,781
          Barter revenue, net of barter expenses                               (81)      (109)       (177)
          Broadcast program rights amortization                                256        248          59
          Increase (decrease) in deferred taxes                                683        556         (35)
          Loss (gain) on sale of assets                                         17       (221)         (1)
          Changes in assets and liabilities:
               Decrease (increase) in receivables and prepaids              (2,889)       317      (2,466)
               Payments for broadcast program rights                          (253)      (257)        (54)
               Increase (decrease) in accounts payable and accrued
                expenses                                                       503       (280)      1,578
---------------------------------------------------------------------------------------------------------
               Total adjustments                                             3,744      6,805       4,685
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    7,679      9,483       6,991
Cash Flows From Investing Activities:
     Acquisition of property and equipment                                  (2,107)    (2,325)     (2,055)
     Increase in intangibles and other assets                               (4,796)      (123)     (1,196)
     Acquisition of stations (Note 4)                                      (16,956)     --        (19,131)
     Proceeds from sale of assets                                              701        675          23
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (23,158)    (1,773)    (22,359)
Cash Flows From Financing Activities:
     Proceeds from long-term debt                                           19,348      --         20,350
     Payments on long-term debt                                             (2,898)    (6,703)     (4,332)
     Net proceeds (costs) from common stock offering                         --          (122)      --
     Net proceeds from exercise of stock options                               147         41       --
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         16,597     (6,784)     16,018
---------------------------------------------------------------------------------------------------------
Net increase in cash and temporary investments                               1,118        926         650
Cash and temporary investments, beginning of year                            3,221      2,295       1,645
---------------------------------------------------------------------------------------------------------
Cash and temporary investments, end of year                               $  4,339    $ 3,221    $  2,295
=========================================================================================================

     See accompanying notes.

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Saga Communications, Inc. is a broadcasting company which currently owns and/or operates thirty-four radio stations and a television station serving eleven markets throughout the Midwest and along the Eastern Seaboard including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia.

BASIS OF PRESENTATION

     On February 25, 1997 the Company declared a five-for-four split of its Class A and Class B Common Stock, effective April 1, 1997 which will result in additional shares being issued of approximately 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997.

     On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,412,000 and 193,000, respectively, for holders of record on April 17, 1996.

     On July 31, 1995 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,130,000 and 155,000, respectively, for holders of record on July 17, 1995.

     All share and per share information in the accompanying financial statements has been restated retroactively to reflect the splits. The common stock and accumulated deficit accounts at December 31, 1996 reflect the retroactive capitalization of the 1997 split.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Saga Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common equivalents consisting of certain shares subject to stock options. The number of incremental shares used in the fully diluted earnings per share calculation is based on the common stock price at the end of the period when it exceeds the average price for the period. Fully diluted earnings per share amounts are not reported separately as the effects are not material.

     The primary weighted average number of common and equivalent shares outstanding was 10,253,000, 10,151,000, and 10,113,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The fully diluted weighted average number of common and equivalent shares outstanding was 10,256,000, 10,161,000, and 10,118,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over five to thirty-one and one-half years.

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

INTANGIBLE ASSETS

     Other assets are amortized using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. The excess of cost over fair value of identifiable assets acquired and broadcast licenses are amortized over forty years. Other intangibles are amortized over five to forty years.

     The excess of cost over the fair value of net assets acquired (or goodwill) is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of goodwill would be reduced by the estimated shortfall of discounted cash flows. To date, no such reductions in goodwill have been recorded.

BARTER TRANSACTIONS

     The Company trades air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

BROADCAST PROGRAM RIGHTS

     The Company records the capitalized costs of broadcast program rights when the license period begins and the programs are available for use. Amortization of the program rights is recorded using the straight-line method over the license period or based on the number of showings. Amortization of broadcast program rights is included in station operating expense. Unamortized broadcast program rights are classified as current or non-current based on estimated usage in future years.

REVENUE RECOGNITION POLICY

     Revenue is recognized as commercials are broadcast.

FINANCIAL INSTRUMENTS

     The Company's financial instruments are comprised of cash and temporary investments and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with prime or have been reset at the prevailing market rate at December 31, 1996.

     The Company also has an interest rate swap agreement which is its only derivative. See Note 3.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                     December 31,
                                                                                -----------------------
                                                                                 1996            1995
-------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
     Land and land improvements                                                 $ 7,049         $ 6,498
     Buildings                                                                    9,219           7,948
     Towers and antennae                                                         10,456           9,297
     Equipment                                                                   30,961          28,248
     Furniture, fixtures and leasehold improvements                               4,168           3,756
     Vehicles                                                                     1,178             806
-------------------------------------------------------------------------------------------------------
                                                                                 63,031          56,553
     Accumulated depreciation                                                   (33,327)        (30,150)
-------------------------------------------------------------------------------------------------------
Net property and equipment                                                      $29,704         $26,403
=======================================================================================================

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

3.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                  December 31,
                                                                       ----------------------------------
                                                                            1996                1995
---------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Senior secured term loan facility (total commitment of
  $53,112,000) secured by all assets of the Company and subsidiary stock and guarantees. Interest at a Eurodollar rate (5.6172% at
  December 31, 1996) plus an applicable margin (ranging from
  1.125% to 1.75%). All interest is due quarterly. The maximum commitment under the facility reduces by 2.5% in 1997, 15% in
  1998, 15% in 1999, 17.5% in 2000, 20% in 2001, 20% in 2002, and
  10% in 2003, based on the original commitment of $53,112,000 and matures on June 30, 2003. Commencing March 30, 1997, the Senior
  secured term loan facility will be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit
  Agreement) based on leverage ratios.                                    $ 53,112                  --
Senior secured term loan facility (total commitment of
  $29,094,000) secured by all assets of the Company and subsidiary stock and guarantees. Interest at a Eurodollar rate (5.875% at
  December 31, 1995) plus an applicable margin (ranging from 1.5%
  to 2.25%). All interest is due quarterly. Principal and interest
  were paid in full on June 17, 1996.                                           --            $ 29,094
Senior secured reducing revolving term loan facility (total
  commitment of $30,000,000) secured by all assets of the Company and subsidiary stock and guarantees. Principal and interest were paid in full on June 17, 1996. The facility consisted of:
     Eurodollar rate loans, interest at a Eurodollar rate (5.9375%
      at December 31, 1995) plus an applicable margin (ranging
      from 1.5% to 2.25%).                                                      --               7,500
Subordinated promissory note. Payments are due monthly including
  interest at 10%. The note matures in 2004.                              $    539            $    567
Other, primarily covenants not to compete.                                     103                 107
---------------------------------------------------------------------------------------------------------
                                                                            53,754              37,268
Amounts due within one year                                                  1,399               5,137
---------------------------------------------------------------------------------------------------------
                                                                          $ 52,355            $ 32,131
=========================================================================================================

     Future maturities of long-term debt are as follows:

            Year ending
           December 31,
-------------------------------------------------------
                    (In thousands)
               1997             $  1,399
               1998                8,039
               1999                8,048
               2000                9,383
               2001               10,711
            Thereafter            16,174
-------------------------------------------------------
                                $ 53,754
=======================================================

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Company also has available a senior secured reducing revolving term loan facility (total commitment of $56,000,000) secured by all assets of the Company and subsidiary stock and guarantees. All interest is due quarterly. The loan agreement requires a commitment fee of 1/2% per annum on the daily average amount of the available revolving credit commitment. The maximum commitment under the facility reduces by 15% in 1998, 20% in 1999, 20% in 2000, 20% in 2001, 20% in 2002 and 5% in 2003 based on the original commitment of $56,000,000 and matures on June 30, 2003. Interest rates under this facility are payable at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to 0.5%. The spread over LIBOR and the prime rate vary from time to time, depending upon the Company's financial leverage.

     The senior secured term and revolving term loans contain a number of covenants (all of which the Company was in compliance with at December 31, 1996) that, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets;
(v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The loan agreement prohibits the payment of dividends without the banks' prior consent.

     At December 31, 1996, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, the Company pays 6.15% calculated on the $32,000,000 notional amount. The Company receives LIBOR (5.5% at December 31, 1996) calculated on a notional amount of $32,000,000. Net payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December, 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. The fair value of the swap agreement at December 31, 1996 was ($1,589,809), estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

     For the purposes of the statements of cash flows, cash includes temporary investments with maturities of three months or less.

                                                                             Year ended December 31,
                                                                         --------------------------------
                                                                           1996        1995        1994
---------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Cash paid during the period for:
Interest                                                                 $  4,181     $3,377     $  2,450
Income taxes                                                                2,261      1,430        2,125
Supplemental non-cash activities:
Barter revenue                                                           $  1,842     $2,062     $  1,936
Barter expense                                                              1,761      1,953        1,759
Non-cash acquisition of fixed assets                                           45        113          103

     In conjunction with the acquisition of the net assets of radio and television broadcasting companies, liabilities were assumed as follows:

Fair value of assets acquired                                            $ 17,098     $ --       $ 19,697
Cash paid                                                                 (16,956)      --        (19,131)
---------------------------------------------------------------------------------------------------------
Liabilities assumed                                                      $    142     $ --       $    566
=========================================================================================================

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

5.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                      December 31,
                                                                                  ---------------------
                                                                                   1996           1995
-------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
Deferred tax liabilities:
     Fixed asset basis differences                                                $2,674         $2,257
     Intangible asset basis differences                                              734            430
-------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                     3,408          2,687
Deferred tax asset:
     Allowance for doubtful accounts                                                 108            100
     Compensation expense                                                            166            136
-------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                            274            236
-------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                      $3,134         $2,451
=======================================================================================================

     The significant components of the provision for income taxes are as follows:

                                                                               Year ended December 31,
                                                                             ----------------------------
                                                                              1996       1995       1994
---------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Current:
     Federal                                                                 $1,677     $1,156     $1,513
     State                                                                      678        408        432
---------------------------------------------------------------------------------------------------------
Total current                                                                 2,355      1,564      1,945
Deferred (benefit):
     Federal                                                                    683        556        (35)
---------------------------------------------------------------------------------------------------------
                                                                             $3,038     $2,120     $1,910
=========================================================================================================

     The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                                               Year ended December 31,
                                                                             ----------------------------
                                                                              1996       1995       1994
---------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Tax at U.S. statutory rates                                                  $2,371     $1,631     $1,433
State taxes, net of federal benefit                                             447        269        285
Amortization of excess of cost over fair value of assets acquired               186        186        186
Other, net                                                                       34         34          6
---------------------------------------------------------------------------------------------------------
                                                                             $3,038     $2,120     $1,910
=========================================================================================================

6.  STOCK OPTION PLAN

     In 1992, the Company adopted the 1992 Stock Option Plan (the Plan) pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase Class A Common Stock or Class B

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Common Stock. 1,167,969 shares of common stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of stock of the Company). In the case of non-qualified stock options granted pursuant to the Plan, the terms and price shall be determined by the Compensation Committee.

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based employee compensation awards for the years ended December 31, 1996, 1995 and 1994, was $203,000, $101,000 and $273,000, respectively.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument.

     The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.4%; a dividend yield of 0%; expected volatility of 27.9%; and a weighted average expected life of the options of 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. For 1996 and 1995, net income and earnings per share on a pro forma basis do not differ significantly from that determined under APB 25. The 1996 and 1995 pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The following summarizes the stock option transactions for the three years ended December 31, 1996.

                                                                                                   Weighted
                                                           Number of       Exercise Price        Average Price
                                                            Options           Per Share            Per Share
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1993                    281,250                   $ 5.31         $5.31
Granted                                                     230,859      $ .005   to    7.81          5.93
Exercised                                                        --                       --            --
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994                    512,109        .005   to    7.81          5.59
Granted                                                      43,357                     2.71          2.71
Exercised                                                    (7,812)                    5.31          5.31
Forfeited                                                   (27,343)       5.31   to    7.81          6.14
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1995                    520,311        .005   to    7.81          5.32
Granted                                                      46,750       5.300   to   11.39          7.58
Exercised                                                   (35,078)       .005   to    7.81          4.21
Forfeited                                                    (4,388)       2.71   to    7.81          5.32
--------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996                    527,595      $ .005   to  $11.39         $5.60
==============================================================================================================
Options exercisable at December 31:
     1996                                                   267,105
     1995                                                   203,984
     1994                                                   118,359
Available for grant at December 31:
     1996                                                   296,688
     1995                                                   339,063
     1994                                                   355,078

     Stock options outstanding at December 31, 1996 are summarized as follows:

                                                       Weighted Average
     Exercise            Options         Options          Remaining
       Price           Outstanding     Exercisable     Contractual Life
-----------------------------------------------------------------------
     $ 0.005              17,577          17,577              7.0
     $ 2.714              39,060           5,938              8.2
     $ 5.304             357,018         211,717              6.4
     $ 7.808              96,440          31,873              7.2
     $11.392              17,500              --              9.2
                       ------------------------------------------------
                         527,595         267,105              6.8
                       ------------------------------------------------
Weighted Average
Exercise Price           $ 5.595         $ 5.196
                       ===========================

7.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

STATION ACQUISITIONS

     The Company acquired two radio stations (WNAX AM/FM) in Yankton, South Dakota on June 11, 1996 and two radio stations (WPOR AM/FM) in Portland, Maine on June 18, 1996. The purchase prices of these acquisitions were approximately $7,000,000 and $10,000,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Company acquired two radio stations in Milwaukee, Wisconsin on April 15, 1994; one radio station in Norfolk, Virginia, on April 29, 1994; and one television station serving the Joplin, Missouri/Pittsburg, Kansas market on October 12, 1994. The purchase prices of these acquisitions were approximately $7,000,000, $4,000,000 and $8,550,000, respectively, plus the assumption of certain liabilities.

     All acquisitions have been accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as broadcast licenses and other intangibles. The consolidated statements of income includes the operating results of the acquired businesses from their respective dates of acquisition.

     The following unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995 assume the 1996 acquisitions occurred as of the beginning of the respective periods. The following unaudited pro forma results of operations of the Company for the year ended December 31, 1994 assume the 1994 acquisitions occurred as of the beginning of the period. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                                         1996         1995         1994
---------------------------------------------------------------------------------------------------------
                                                                     (In thousands except per share data)
Pro Forma Results of Operations for Acquisitions:
     Net operating revenue                                              $58,780      $55,163      $48,439
     Net income                                                         $ 3,975      $ 2,863      $ 2,043
=========================================================================================================
     Net income applicable to common and common equivalents per
      share (primary and fully diluted)                                    $.39         $.28         $.20
=========================================================================================================

8.  CONCENTRATION OF CREDIT RISK

     The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

9.  NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

     The loan from the Company to the principal stockholder is on a non-recourse basis and bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes, with principal and interest due and payable in a single payment on December 31, 2002. During 1994 and 1993 the principal stockholder made cash payments approximating the interest charged on the note. The note is secured by the Class B Common Stock currently owned by the principal stockholder.

10.  WARRANTS EXERCISED

     In connection with its initial public offering in December 1992, the Company issued Class A Common Stock and warrants to purchase Class A Common Stock at the rate of 2/5 of a warrant with each share of Class A Common Stock. Each warrant entitled its holder to purchase one share of Class A Common Stock for $7.68 on or before June 18, 1995. At the closing of the offering, the Company acquired for $669,600, warrants from a stockholder identical to those offered to the public on substantially the same terms as offered to the public. On June 16, 1995, the Company exercised 1,589,164 (the amount exercised by the public) of the 1,595,000 total warrants with the stockholder. Thus, the exercise of the warrants did not have a dilutive effect on the shares of the Company's stock outstanding.

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

11.  COMMON STOCK

     Dividends. Stockholders are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of any class of Common Stock, however, unless simultaneously the same dividend is declared or paid on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The payment of dividends is prohibited by the terms of the Company's bank loan agreement, without the banks' prior consent.

     Voting Rights. Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) in the election for directors, (ii) with respect to any "going private" transaction between the Company and the principal stockholder, and (iii) as otherwise provided by law.

     In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consists of six members. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

     The holders of the Common Stock vote as a single class with respect to any proposed "going private" transaction with the principal stockholder, with each share of each class of Common Stock entitled to one vote per share.

     Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of any class of common stock is required to approve, among other things, a change in the designations, preferences and limitations of the shares of such class of common stock.

     Liquidation Rights. Upon liquidation, dissolution, or winding-up of the Company, the holders of Class A Common Stock are entitled to share ratably with the holders of Class B Common Stock in all assets available for distribution after payment in full of creditors.

     Other Provisions. Each share of Class B Common Stock is convertible, at the option of its holder, into one share of Class A Common Stock at any time. One share of Class B Common Stock converts automatically into one share of Class A Common Stock upon its sale or other transfer to a party unaffiliated with the principal stockholder or, in the event of a transfer to an affiliated party, upon the death of the transferor.

12.  COMMITMENTS

     The Company leases certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 1996 was $977,000 ($911,000 and $898,000 for the years ended December 31, 1995 and 1994, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 1996:

                                                                               Operating
                                                                                 Leases
---------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
          1997                                                                   $  921
          1998                                                                      598
          1999                                                                      317
          2000                                                                      273
          2001                                                                      100
          Thereafter                                                                414
---------------------------------------------------------------------------------------------------------
                                                                                 $2,623
=========================================================================================================

SAGA COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 1996:

                                                                               Broadcast
                                                                                Program
                                                                                 Rights
---------------------------------------------------------------------------------------------------------

                                                                             (In thousands)
          1997                                                                    $234
          1998                                                                     201
          1999                                                                     179
          2000                                                                      81
---------------------------------------------------------------------------------------------------------
                                                                                  $695
          Amounts due within one year (included in accounts payable)               234
---------------------------------------------------------------------------------------------------------
                                                                                  $461
=========================================================================================================

     On July 1, 1996 the Company entered into an agreement to purchase two AM and two FM radio stations serving the Springfield, Illinois market for approximately $6,000,000. The transaction is subject to the final approval of the Federal Communications Commission. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which will remain in effect until such time as the Company concludes its pending acquisition of the stations.

     On December 11, 1996 the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $2,700,000. The Company closed on this transaction on March 14, 1997. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

     On December 19, 1996 the Company entered into an agreement to purchase an FM radio station serving the Des Moines, Iowa market for approximately $3,200,000. The Company has received final approval of the Federal Communications Committee and expects to close on this transaction during the second quarter of 1997. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which will remain in effect until such time as the Company concludes its pending acquisition of the station.

13.  SUBSEQUENT EVENTS

     On March 4, 1997, the Company signed a letter of intent to purchase two FM radio stations, WFMR FM and WFMI FM, serving Milwaukee, Wisconsin from their cities of license in Menomonee Falls and Brookfield, Wisconsin, respectively, for approximately $5,000,000. The transaction is subject to the completion of a definitive purchase agreement and the final approval of the Federal Communications Commission.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                       March 31,           June 30,          September 30,       December 31,
                                   -----------------   -----------------   -----------------   -----------------
                                    1996      1995      1996      1995      1996      1995      1996      1995
----------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)
Net operating revenue              $10,955   $10,564   $14,003   $13,743   $15,021   $12,839   $16,261   $12,553
Station operating expenses:
  Programming and technical          2,872     2,769     2,944     2,672     3,583     2,894     3,656     2,779
  Selling                            3,094     3,165     3,922     4,191     3,750     3,236     4,431     3,663
  Station general and
     administrative                  1,897     1,898     1,887     1,779     2,223     1,717     2,370     1,673
----------------------------------------------------------------------------------------------------------------
Total station operating expenses:    7,863     7,832     8,753     8,642     9,556     7,847    10,457     8,115
----------------------------------------------------------------------------------------------------------------
  Station operating income before
     corporate general and
     administrative, depreciation
     and amortization                3,092     2,732     5,250     5,101     5,465     4,992     5,804     4,438
Corporate general and
  administrative                       748       658       892       608       994       736       665       814
Depreciation and amortization        1,269     1,619     1,303     1,654     1,450     1,653     1,486     1,625
----------------------------------------------------------------------------------------------------------------
Operating profit                     1,075       455     3,055     2,839     3,021     2,603     3,653     1,999
Other expenses:
  Interest expense                     733       885       780       806     1,154       880     1,147       748
  Loss (gain) on the sale of
     assets                              3        --        17        --        (3)     (217)       --        (4)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income tax        339      (430)    2,258     2,033     1,870     1,940     2,506     1,255
Income tax provision (benefit)         145       (57)      965       822       800       805     1,128       550
----------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   194   $  (373)  $ 1,293   $ 1,211   $ 1,070   $ 1,135   $ 1,378   $   705
================================================================================================================
Net income (loss) per share
  (primary and fully diluted)      $   .02   $  (.04)  $   .13   $   .12   $   .10   $   .11   $   .13   $   .07
================================================================================================================
Weighted average common and
  common equivalents outstanding    10,191    10,123    10,246    10,155    10,259    10,171    10,268    10,159
================================================================================================================

                              SAGA COMMUNICATIONS

Item 14.  Financial Statement Schedule
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          (in thousands)

                                                                        Additions
                                                                -------------------------
                                                Balance at      Charged to     Charged to                     Balance at
                                                Beginning       Costs and        Other                          End of
Description                                     of Period       Expenses        Accounts        Deductions      Period
-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
  Allowance for doubtful accounts                 $  295        $  365                            $341 (1)      $  319
                                                  ======        ======                            ====          ======

  Accumulated amortization -
    Favorable lease agreement                     $3,056        $  311                                          $3,367
                                                  ======        ======                                          ======

  Accumulated amortization - Excess
    of cost over fair value of assets
    purchased                                     $5,575        $  657                                          $6,232
                                                  ======        ======                                          ======

  Accumulated amortization -
    Broadcast license                             $  422        $  418                                          $  840
                                                  ======        ======                                          ======

  Accumulated amortization - Other
    intangibles                                   $4,671        $  845                                          $5,516
                                                  ======        ======                                          ======

Year Ended December 31, 1995
  Allowance for doubtful accounts                 $  274        $  534                            $513 (1)      $  295
                                                  ======        ======                            ====          ======

  Accumulated amortization -
    Favorable lease agreement                     $2,716        $  389                            $ 49 (2)      $3,056
                                                  ======        ======                            ====          ======

  Accumulated amortization - Excess
    of cost over fair value of assets
    purchased                                     $4,918        $  657                                          $5,575
                                                  ======        ======                                          ======

  Accumulated amortization -
    Broadcast license                             $  148        $  225            $49 (2)                       $  422
                                                  ======        ======            ===                           ======

  Accumulated amortization - Other
    intangibles                                   $3,612        $1,059                                          $4,671
                                                  ======        ======                                          ======


Year Ended December 31, 1994
  Allowance for doubtful accounts                 $  144        $  340                            $210          $  274
                                                  ======        ======                            ====          ======

  Accumulated amortization -
    Favorable lease agreement                     $2,337        $  379                                          $2,716
                                                  ======        ======                                          ======

  Accumulated amortization - Excess
    of cost over fair value of assets
    purchased                                     $4,261        $  657                                          $4,918
                                                  ======        ======                                          ======

  Accumulated amortization -
    Broadcast license                                           $  130            $18 (3)                       $  148
                                                                ======            ===                           ======
  Accumulated amortization - Other
    intangibles                                   $2,574        $1,056                            $ 18 (3)      $3,612
                                                  ======        ======                            ====          ======

(1)  Write-off of uncollectible accounts, net of recoveries.
(2)  Represents the reclass of accumulated amortization of favorable lease.
(3)  Represents the reclass of accumulated amortization of broadcast license.
