Form 10-K/A
period 1996-12-31
SAGA COMMUNICATIONS INC
filed 1997-03-31
CIK 886136

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



     /S/ William P. Collatos           Director
     --------------------------
     William P. Collatos



     /S/ Jonathan Firestone            Director
     --------------------------
     Jonathan Firestone



     /S/ Joseph P. Misiewicz           Director
     --------------------------
     Joseph P. Misiewicz



     /S/ Gary Stevens                  Director
     --------------------------
     Gary Stevens

REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SAGA COMMUNICATIONS, INC.

     We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP

Detroit, Michigan
February 14, 1997

SAGA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                   December 31,
                                                                                                -------------------
ASSETS                                                                                           1996        1995
-------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Current assets:
    Cash and temporary investments                                                              $ 4,339     $ 3,221
    Accounts receivable, less allowance of $319 ($295 in 1995)                                   11,629       8,888
    Prepaid expenses                                                                              1,100         980
    Barter transactions                                                                             733         817
    Deferred taxes (Note 5)                                                                         274         236
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                    18,075      14,142
Net property and equipment (Note 2)                                                              29,704      26,403
Other assets:
    Favorable lease agreements, net of accumulated amortization of $3,367 ($3,056 in 1995)          976       1,287
    Excess of cost over fair value of assets acquired, net of accumulated amortization of
     $6,232 ($5,575 in 1995)                                                                     20,047      20,704
    Broadcast licenses, net of accumulated amortization of $840 ($422 in 1995)                   20,906       8,814
    Other intangibles and deferred costs, net of accumulated amortization of $5,516 ($4,671 in
     1995)                                                                                        6,707       3,594
-------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                      48,636      34,399
-------------------------------------------------------------------------------------------------------------------
                                                                                                $96,415     $74,944
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                            $ 1,008     $   903
    Accrued expenses:
         Payroll and payroll taxes                                                                2,545       2,004
         Other                                                                                    1,259       1,584
    Barter transactions                                                                             867         932
    Current portion of long-term debt                                                             1,399       5,137
-------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                            7,078      10,560
Deferred income taxes (Note 5)                                                                    3,408       2,687
Long-term debt (Note 3)                                                                          52,355      32,131
Broadcast program rights (Note 12)                                                                  461         684
Stockholders' equity:
    Preferred stock, 1,500,000 shares authorized, none issued and outstanding                        --          --
    Common stock (Note 1):
         Class A common stock, $.01 par value, 15,000,000 shares authorized, 8,860,000 issued
         and outstanding (8,825,000 in 1995)                                                         88          56
         Class B common stock, $.01 par value, 1,500,000 shares authorized, 1,208,000 issued
         and outstanding                                                                             12           8
    Additional paid in capital                                                                   35,864      35,526
    Note receivable from principal stockholder (Note 9)                                            (790)       (748)
    Accumulated deficit                                                                          (2,061)     (5,960)
-------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                          33,113      28,882
-------------------------------------------------------------------------------------------------------------------
                                                                                                $96,415     $74,944
===================================================================================================================

     See accompanying notes.

SAGA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                        Years ended December 31,
                                                                                   -----------------------------------
                                                                                    1996          1995          1994
----------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except per share data)
Net operating revenue                                                              $56,240       $49,699       $44,380
Station operating expense:
    Programming and technical                                                       13,055        11,114         9,433
    Selling                                                                         15,197        14,255        12,877
    Station general and administrative                                               8,377         7,067         6,568
----------------------------------------------------------------------------------------------------------------------
         Total station operating expense                                            36,629        32,436        28,878
----------------------------------------------------------------------------------------------------------------------
Station operating income before corporate general and administrative,
  depreciation and amortization                                                     19,611        17,263        15,502
    Corporate general and administrative                                             3,299         2,816         2,639
    Depreciation                                                                     3,277         4,221         3,559
    Amortization                                                                     2,231         2,330         2,222
----------------------------------------------------------------------------------------------------------------------
Operating profit                                                                    10,804         7,896         7,082
Other expenses:
    Interest expense                                                                 3,814         3,319         2,867
    Loss (gain) on the sale of assets                                                   17          (221)           (1)
----------------------------------------------------------------------------------------------------------------------
Income before income tax                                                             6,973         4,798         4,216
Income tax provision (benefit):
    Current                                                                          2,355         1,564         1,945
    Deferred                                                                           683           556           (35)
----------------------------------------------------------------------------------------------------------------------
                                                                                     3,038         2,120         1,910
----------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 3,935       $ 2,678       $ 2,306
======================================================================================================================
Net income per share (primary and fully diluted)                                   $   .38       $   .26       $   .23
======================================================================================================================
Weighted average common and common equivalents outstanding (Note 1)                 10,253        10,151        10,113
======================================================================================================================

     See accompanying notes.

SAGA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Years Ended December 31, 1996, 1995, and 1994

                                                                                Note
                                           Class     Class                   Receivable
                                             A         B       Additional       From
                                           Common    Common     Paid-In       Principal     Accumulated    Total
                                           Stock     Stock      Capital      Stockholder      Deficit     Equity
-----------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
Balance at December 31, 1993                $ 45      $  6      $ 35,593        $(691)       $ (10,931)   $24,022
     Net income                                                                                  2,306      2,306
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                  45         6        35,593         (691)          (8,625)    26,328
     Net costs from common stock
       offering                                                     (122)                                    (122)
     Net proceeds from exercised options                              55                                       55
     Five-for-four stock split (Note 1)       11         2                                         (13)        --
     Accrued interest                                                             (57)                        (57)
     Net income                                                                                  2,678      2,678
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                  56         8        35,526         (748)          (5,960)    28,882
     Net proceeds from exercised options                             338                                      338
     Five-for-four stock splits (Note 1)      32         4                                         (36)        --
     Accrued interest                                                             (42)                        (42)
     Net income                                                                                  3,935      3,935
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                $ 88      $ 12      $ 35,864        $(790)       $  (2,061)   $33,113
=================================================================================================================

     See accompanying notes.

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
