Form 10-Q
period 1997-03-31
SAGA COMMUNICATIONS INC
filed 1997-05-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             38-3042953
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


         73 Kercheval Avenue
     Grosse Pointe Farms, Michigan                                 48236
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (313) 886-7070
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 1996 was 8,860,430 and 1,208,510, respectively.

                                      INDEX

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--March 31, 1997
         and December 31, 1996                                           3

         Condensed consolidated statements of operations--Three
         months ended March 31, 1997 and 1996                            5

         Condensed consolidated statements of cash flows--Three
         months ended March 31, 1997 and 1996                            6

         Notes to unaudited condensed consolidated financial
         statements                                                      7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                   MARCH 31,     DECEMBER 31,
                                                     1997            1996
                                                  ---------------------------
                                                 (UNAUDITED)

ASSETS
Current assets:
  Cash and temporary investments                  $  3,078        $  4,339
  Accounts receivable, net                          10,051          11,629
  Prepaid expenses                                     983           1,100
  Other current assets                               1,111           1,007
                                                  ------------------------
Total current assets                                15,223          18,075

Property and equipment                              64,755          63,031
  Less accumulated depreciation                    (34,046)        (33,327)
                                                  ------------------------
Net property and equipment                          30,709          29,704

Other assets:
  Excess of cost over fair value of
    assets acquired, net                            19,883          20,047
  Broadcast licenses, net                           22,610          20,906
  Other intangibles, net                             7,278           7,683
                                                  ------------------------
Total other assets                                  49,771          48,636
                                                  ------------------------
                                                  $ 95,703        $ 96,415
                                                  ========================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                    MARCH 31,   DECEMBER 31,
                                                      1997         1996
                                                   -------------------------
                                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $    710      $  1,008
  Other current liabilities                           4,066         4,671
  Current portion of long-term debt                   3,392         1,399
                                                   ----------------------
Total current liabilities                             8,168         7,078



Deferred income taxes                                 3,564         3,408
Long-term debt                                       50,342        52,355
Broadcast program rights                                411           461


STOCKHOLDERS' EQUITY:
  Common stock                                          100           100
  Additional paid-in capital                         35,864        35,864
  Note receivable from principal stockholder           (799)         (790)
  Accumulated deficit                                (1,947)       (2,061)
                                                   ----------------------
Total stockholders' equity                           33,218        33,113
                                                   ----------------------
                                                   $ 95,703      $ 96,415
                                                   ======================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                    Unaudited


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1997        1996
                                                         -------------------

Net operating revenue                                    $13,515     $10,955
Station operating expense:
    Programming and technical                              3,668       2,872
    Selling                                                3,798       3,094
    Station general and administrative                     2,541       1,897
                                                         -------------------
         Total station operating expense                  10,007       7,863
                                                         -------------------
Station operating income before corporate general
  and administrative, depreciation and amortization        3,508       3,092
    Corporate general and administrative                     807         748
    Depreciation and amortization                          1,282       1,269
                                                         -------------------
Operating profit                                           1,419       1,075
Other expenses:
    Interest expense                                       1,211         733
    Loss on the sale of assets                                 6           3
                                                         -------------------
Income before income tax                                     202         339
Income tax provision                                          88         145
                                                         -------------------
Net income                                               $   114     $   194
                                                         ===================

Net earnings per common and equivalent share
  (primary and fully diluted)                            $   .01     $   .02
                                                         ===================

Shares used in computing earnings per share
  (Note 3)                                                10,273      10,191






See noted to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1997          1996
                                                       ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash provided by operating activities                $ 2,193       $ 1,862

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (573)         (451)
  Increase in intangibles and other assets                (201)         (950)
  Acquisition of stations                               (2,660)           --
                                                       ---------------------
Net cash used in investing activities                   (3,434)       (1,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                               (20)       (1,214)
                                                       ---------------------
Net cash used in financing activities                      (20)       (1,214)

Net decrease in cash and temporary
  investments                                           (1,261)         (753)
Cash and temporary investments,
  beginning of period                                    4,339         3,221
                                                       ---------------------
Cash and temporary investments,
  end of period                                        $ 3,078       $ 2,468
                                                       =====================





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1996.

In February, 1997 SFAS No. 128 "Earnings Per Share" was issued effective for fiscal years beginning after December 15, 1997. Adoption of this statement is not expected to have a material effect on the Company.


2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3.  SUBSEQUENT EVENTS

On April 1, 1997 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,772,004 and 241,702, respectively, for holders of record on April 17, 1996. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split. The common stock and accumulated deficit accounts at March 31, 1997 and December 31, 1996 reflect the retroactive capitalization of the split.

The Company acquired an FM radio station (KLTI FM) serving the Des Moines, Iowa market on April 17, 1997, two AM and two FM radio stations (WTAX AM, WDBR FM, WVAX AM, and WYXY FM) serving the Springfield, Illinois market on May 5, 1997, and two FM radio stations (WFMR FM and WFMI FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price of these acquisitions was approximately $3,200,000, $6,000,000 and $5,000,000, respectively. The Company began operating the Des Moines and Springfield radio stations under the terms of local market agreements on January 1, 1997 and July 1, 1996, respectively, which remained in effect until such closings.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited



4.       STATION ACQUISITION

The Company acquired an FM radio station (KAZR FM) serving the Des Moines, Iowa market on March 14, 1997. The purchase price was approximately $2,700,000. The acquisition was accounted for as a purchase, and accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast license. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

         On June 11, 1996, the Company acquired an AM and FM radio station (WNAX AM/FM) in Yankton, South Dakota serving the Sioux City, Iowa market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station (WPOR AM/FM) serving the Portland, Maine market for approximately $10,000,000.

         The Company acquired an FM radio station (KAZR FM) serving the Des Moines, Iowa market on March 14, 1997. The purchase price was approximately $2,700,000. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

         The Company acquired an FM radio station (KLTI FM) serving the Des Moines, Iowa market on April 17, 1997, two AM and two FM radio stations (WTAX AM, WDBR FM, WVAX AM, and WYXY FM) serving the Springfield, Illinois market on May 5, 1997, and two FM radio stations (WFMR FM and WFMI FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price of these acquisitions was approximately $3,200,000, $6,000,000 and $5,000,000, respectively. The Company began operating the Des Moines and Springfield radio stations under the terms of local market agreements on January 1, 1997 and July 1, 1996, respectively, which remained in effect until such closings.


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

         During the years ended December 31, 1996 and 1995, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1996 and 1995, Columbus accounted for an aggregate of 22% and 30%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of the Company's station operating income. For the three month periods ended March 31, 1997 and 1996, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus, Milwaukee and Manchester stations. For the three months ended March 31, 1997 and 1996, Columbus accounted for an aggregate of 27% and 24%, respectively, Milwaukee accounted for an aggregate of 27% and 26%, respectively, and Manchester accounted for an aggregate of 14% and 15%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus, Milwaukee and Manchester markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

         Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 1997 and 1996, approximately 88% and 85%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

         The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         For the three months ended March 31, 1997, the Company's net operating revenue was $13,515,000 compared with $10,955,000 for the three months ended March 31, 1996, an increase of $2,560,000 or 23%. Approximately $2,192,000 or 85.6% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1996. The balance of the increase in net operating revenue represented a 3.4% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

         Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,144,000 or 27% to $10,007,000 for the three months ended March 31, 1997, compared with $7,863,000 for the three months ended March 31, 1996. Of the total increase, approximately $1,920,000 or 90% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1996. The remaining balance of the increase in station operating expense of $224,000 represents a total increase of 2.8% in stations owned and operated by the Company for the comparable period in 1996.

         Operating profit increased by $344,000 or 32% to $1,419,000 for the three months ended March 31, 1997, compared with $1,075,000 for the three months ended March 31, 1996. The improvement was primarily the result of the $2,560,000 increase in net operating revenue, offset by the $2,144,000 increase in station operating expense, and a $59,000 increase in corporate general and administrative charges.

         The Company generated net income in the amount of approximately $114,000 ($0.01 per share (adjusted for the stock split)) during the three months ended March 31, 1997, compared with net income of $194,000 ($0.02 per share) for the three months ended March 31, 1996, a decrease of approximately $80,000. The decrease in net income was principally the result of a $478,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's recent acquisitions, offset by the $344,000 improvement in operating profit and a $57,000 decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of March 31, 1997, the Company had $53,754,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,000,000 of unused borrowing capacity under the Revolving Loan (as defined below).

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

         At March 31, 1997, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.5% at March 31, 1997) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $51,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended March 31, 1997 and an aggregate amount of $251,000 in additional interest expense has been recognized since the inception of the agreement.

         During the years ended December 31, 1996, and 1995, the Company had net cash flows from operating activities of $7,679,000, and $9,483,000, respectively. During the three months ended March 31, 1997 and 1996, the Company had net cash flows from operating activities of $2,193,000 and $1,862,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

         On June 11, 1996, the Company acquired an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan.

         The Company acquired an FM radio station (KAZR FM) serving the Des Moines, Iowa market on March 14, 1997. The purchase price was approximately $2,700,000. The acquisition was financed through funds generated from operations

         The Company acquired an FM radio station (KLTI FM) serving the Des Moines, Iowa market on April 17, 1997, two AM and two FM radio stations (WTAX AM, WDBR FM, WVAX AM, and WYXY FM) serving the Springfield, Illinois market on May 5, 1997, and two FM radio stations (WFMR FM and WFMI FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price of these acquisitions was approximately $3,200,000, $6,000,000 and $5,000,000, respectively. These acquisitions were financed through funds generated from operations and additional borrowings of $11,250,000 under the Revolving Loan.

         The Company anticipates that any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

         The Company's capital expenditures for the three months ended March 31, 1997 were approximately $573,000 ($451,000 in the comparable period in 1996). The Company anticipates capital expenditures in 1997 to be approximately $2,500,000, which it expects to finance through funds generated from operations.

INFLATION

         The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

         Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a)     EXHIBITS

           10     Employment Agreement of Edward K. Christian

           27     Financial Data Schedule

   (b)     Reports on Form 8-K

           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SAGA COMMUNICATIONS, INC.


Date:  May  14, 1997                      /s/ Norman L. McKee
                                          --------------------------------------
                                          Norman L. McKee
                                          Senior Vice President, Chief Financial
                                          Officer, and Treasurer
                                          (Principal Financial Officer)





Date:  May 14, 1997                       /s/ Catherine A. Bobinski
                                          --------------------------------------
                                          Catherine A. Bobinski
                                          Corporate Controller and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)