Form 10-Q
period 1997-06-30
SAGA COMMUNICATIONS INC
filed 1997-08-08
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period ended June 30, 1997

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 1997 was 8,947,256 and 1,208,510, respectively.

                                      INDEX
                                                                          PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets--June 30, 1997
            and December 31, 1996                                            3

            Condensed consolidated statements of income --Three
            and six months ended June 30, 1997 and 1996                      5

            Condensed consolidated statements of cash flows -- Six
            months ended June 30, 1997 and 1996                              6

            Notes to unaudited condensed consolidated financial
            statements                                                       7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders             16

Item 6.     Exhibits and Reports on Form 8-K                                16

Signatures                                                                  17

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                     JUNE 30,    DECEMBER 31,
                                                       1997           1996
                                                     -----------------------
                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and temporary investments                    $  2,157        $ 4,339
   Accounts receivable, net                            12,792         11,629
   Prepaid expenses                                     1,069          1,100
   Other current assets                                 1,255          1,007
                                                     -----------------------
Total current assets                                   17,273         18,075

Property and equipment                                 68,907         63,031
   Less accumulated depreciation                      (34,853)       (33,327)
                                                     -----------------------
Net property and equipment                             34,054         29,704

Other assets:
   Excess of cost over fair value of
      assets acquired, net                             19,718         20,047
   Broadcast licenses, net                             32,349         20,906
   Other intangibles, net                               6,741          7,683
                                                     -----------------------
Total other assets                                     58,808         48,636
                                                     -----------------------
                                                     $110,135        $96,415
                                                     =======================






See notes to unaudited condensed consolidated financial statements.

                          Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                     JUNE 30,     DECEMBER 31,
                                                      1997           1996
                                                   --------------------------
                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                 $    742        $ 1,008
   Other current liabilities                           5,834          4,671
   Current portion of long-term debt                   5,482          1,399
                                                    -----------------------
Total current liabilities                             12,058          7,078


Deferred income taxes                                  3,691          3,408
Long-term debt                                        58,992         52,355
Broadcast program rights                                 361            461


STOCKHOLDERS' EQUITY:
   Common stock                                          101            100
   Additional paid-in capital                         36,178         35,864
   Note receivable from principal stockholder           (790)          (790)
   Accumulated deficit                                  (456)        (2,061)
                                                    -----------------------
Total stockholders' equity                            35,033         33,113
                                                    -----------------------
                                                    $110,135        $96,415
                                                    -----------------------



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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited


                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                 ------------------          ----------------
                                                 1997          1996          1997          1996
                                                -------------------------------------------------
Net operating revenue                           $17,508       $14,003       $31,023       $24,958


Station operating expense:
     Programming and technical                    3,686         2,944         7,354         5,816
     Selling                                      5,132         3,922         8,930         7,016
     Station general and administrative           2,414         1,887         4,955         3,784
                                                -------------------------------------------------
       Total station operating expense           11,232         8,753        21,239        16,616
                                                -------------------------------------------------
Station operating income before corporate
   general and administrative,
   depreciation and amortization                  6,276         5,250         9,784         8,342
     Corporate general and administrative         1,074           892         1,881         1,640
     Depreciation and amortization                1,450         1,303         2,732         2,572
                                                -------------------------------------------------
Operating profit                                  3,752         3,055         5,171         4,130
Other expenses:
     Interest expense                             1,172           780         2,383         1,513
     Loss on the sale of assets                       1            17             7            20
                                                -------------------------------------------------
Income before income tax                          2,579         2,258         2,781         2,597
Income tax provision                              1,087           965         1,175         1,110
                                                -------------------------------------------------
Net income                                      $ 1,492       $ 1,293       $ 1,606       $ 1,487
                                                =================================================

Net income per common share (primary and
   fully diluted)                               $   .15       $   .13       $   .16       $   .15
                                                =================================================
Weighted average common and common
   equivalents outstanding (Note 3)              10,285        10,246        10,280        10,218
                                                =================================================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            1997            1996
                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash provided by operating activities               $  4,277        $  3,335

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                 (1,274)           (899)
      Proceeds from sale of assets                             306            --
      Increase in intangibles and other assets                (430)         (2,955)
      Acquisition of stations                              (15,383)        (16,982)
                                                          ------------------------
Net cash used in investing activities                      (16,781)        (20,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                          11,250          18,848
      Payments on long-term debt                            (1,030)         (2,359)
      Net proceeds from exercise of stock options              102             134
                                                          ------------------------
Net cash provided by financing activities                   10,322          16,623
                                                          ------------------------

Net decrease in cash and temporary investments              (2,182)           (878)

Cash and temporary investments, beginning of period          4,339           3,221
                                                          ------------------------

Cash and temporary investments, end of period             $  2,157        $  2,343
                                                          ------------------------






See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1996.

In February, 1997 SFAS No. 128 "Earnings Per Share" was issued effective for fiscal years beginning after December 15, 1997. Adoption of this statement is not expected to have a material effect on the Company.

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of the interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited



2.   INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3.   STOCK SPLIT

On April 1, 1997 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,772,004 and 241,702, respectively, for holders of record on March 17, 1997. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split. The common stock and accumulated deficit accounts at December 31, 1996 reflect the retroactive capitalization of the split.


4.   SUBSEQUENT EVENT

On July 7, 1997, the Company entered into an agreement to purchase an FM radio station (WOXF-FM) serving the Manchester, New Hampshire market for approximately $3,300,000. The transaction is subject to the approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which is expected to remain in effect until such time as the Company concludes its pending acquisition of the station.


5.   STATION ACQUISITIONS

The Company acquired an FM radio station (KAZR-FM) serving the Des Moines, Iowa market on March 14, 1997. The purchase price was approximately $2,700,000. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

The Company acquired an FM radio station (KLTI-FM) serving the Des Moines, Iowa market on April 17, 1997. The purchase price was approximately $3,200,000. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which remained in effect until such closing.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited



5.   STATION ACQUISITIONS (CONTINUED)

The Company acquired two AM and two FM radio stations (WTAX-AM, WDBR-FM, WVAX-AM, and WYXY-FM) serving the Springfield, Illinois market on May 5, 1997. The purchase price was approximately $6,000,000. The Company began operating the radio station under the terms of a local market agreement on July 1, 1996, which remained in effect until such closing.

The Company acquired two FM radio stations (WFMR-FM and WXPT-FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price was approximately $5,000,000.

The acquisitions have been accounted for as purchases, and accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of consideration paid over the estimated fair value of net assets acquired has been recorded as broadcast licenses. The condensed consolidated statements of income include the operating results of the acquired businesses from their respective dates of acquisition or operation under the terms of local market agreements.

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

     In June, 1996, the Company acquired two radio stations in Yankton, South Dakota serving the Sioux City, Iowa market and two radio stations in Portland, Maine. In March, 1997 the Company acquired an FM radio station serving the Des Moines, Iowa market. In April, 1997 the Company acquired another FM radio station serving the Des Moines, Iowa market. In May, 1997 the Company acquired four radio stations serving the Springfield, Illinois market, and two radio stations serving the Milwaukee, Wisconsin market. In July, 1997 the Company entered into an agreement to purchase a radio station serving the Manchester, New Hampshire market


GENERAL

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

     During the years ended December 31, 1996 and 1995, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1996 and 1995, Columbus accounted for an aggregate of 22% and 30%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of the Company's station operating income. For the six month periods ended June 30, 1997 and 1996, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the six months ended June 30, 1997 and 1996, Columbus accounted for an aggregate of 25% and 22%, respectively, and Milwaukee accounted for an aggregate of 25% and 25%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 1997 and 1996, approximately 81% and 84%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     For the three months ended June 30, 1997, the Company's net operating revenue was $17,508,000 compared with $14,003,000 for the three months ended June 30, 1996, an increase of $3,505,000 or 25%. Approximately $2,359,000 or 67.3% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1996. The balance of the increase in net operating revenue represented a 8.3% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,479,000 or 28% to $11,232,000 for the three months ended June 30, 1997, compared with $8,753,000 for the three months ended June 30, 1996. Of the total increase, approximately $1,892,000 or 76% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1996. The remaining balance of the increase in station operating expense of $587,000 represents a total increase of 6.8% in stations owned and operated by the Company for the comparable period in 1996, as a result of the related increase in revenue.

     Operating profit increased by $697,000 or 23% to $3,752,000 for the three months ended June 30, 1997, compared with $3,055,000 for the three months ended June 30, 1996. The improvement was primarily the result of the $3,505,000 increase in net operating revenue, offset by the $2,479,000 increase in station operating expense, a $182,000 increase in corporate general and administrative charges and a $147,000 increase in depreciation and amortization expense. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges and additional costs due to the growth of the Company as a result of the recent acquisitions. The increase in depreciation and amortization expense was principally the result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $1,492,000 ($0.15 per share) during the three months ended June 30, 1997, compared with net income of $1,293,000 ($0.13 per share) for the three months ended June 30, 1996, an increase of $199,000 or 15.4%. The increase in net income was principally the result of the $697,000 improvement in operating profit offset by a $392,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's recent acquisitions, and a $122,000 increase in income taxes directly associated with the improved operating performance of the Company.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     For the six months ended June 30, 1997, the Company's net operating revenue was $31,023,000 compared with $24,958,000 for the six months ended June 30, 1996, an increase of $6,065,000 or 24%. Approximately $4,551,000 or 75% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1996. The balance of the increase in net operating revenue represented a 6% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $4,623,000 or 28% to $21,239,000 for the six months ended June 30, 1997, compared with $16,616,000 for the six months ended June 30, 1996. Of the total increase, approximately $3,812,000 or 82% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1996. The remaining balance of the increase in station operating expense of $811,000 represents a total increase of 5% in stations owned and operated by the Company for the comparable period in 1996, as a result of the related increase in revenue.

     Operating profit increased by $1,041,000 or 25% to $5,171,000 for the six months ended June 30, 1997, compared with $4,130,000 for the six months ended June 30, 1996. The improvement was primarily the result of the $6,065,000 increase in net operating revenue, offset by the $4,623,000 increase in station operating expense, a $241,000 increase in corporate general and administrative charges and a $160,000 increase in depreciation and amortization expense. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges and additional costs due to the growth of the Company as a result of the recent acquisitions. The increase in depreciation and amortization expense was principally the result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $1,606,000 ($0.16 per share) during the six months ended June 30, 1997, compared with net income of $1,487,000 ($0.15 per share) for the six months ended June 30, 1996, an increase of $119,000 or 8%. The increase in net income was principally the result of the $1,041,000 improvement in operating profit offset by a $870,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's recent acquisitions, and a $65,000 increase in income taxes directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of June 30, 1997, the Company had $64,474,000 of long-term debt (including the current portion thereof) outstanding and approximately $44,750,000 of unused borrowing capacity under the Revolving Loan (as defined below).

     The Company has a bank credit agreement (the "Credit Agreement") which provides two financing facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature June 30, 2003. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

     The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan will be required to be reduced quarterly commencing September 30, 1997 in amounts ranging from 1.25% to 5% of the initial commitment. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

     At June 30, 1997, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.8% at June 30, 1997) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $94,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the six months ended June 30, 1997 and an aggregate amount of $294,000 in additional interest expense has been recognized since the inception of the agreement.

     During the years ended December 31, 1996, and 1995, the Company had net cash flows from operating activities of $7,679,000, and $9,483,000, respectively. During the six months ended June 30, 1997 and 1996, the Company had net cash flows from operating activities of $4,277,000 and $3,335,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

     In June, 1996, the Company acquired an AM and FM radio station in Yankton, South Dakota, serving the Sioux City, Iowa market for approximately $7,000,000 and an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan.

     The Company acquired an FM radio station (KAZR-FM) serving the Des Moines, Iowa market on March 14, 1997, an FM radio station (KLTI-FM) serving the Des Moines, Iowa market on April 17, 1997, two AM and two FM radio stations (WTAX-AM, WDBR-FM, WVAX-AM, and WYXY-FM) serving the Springfield, Illinois market on May 5, 1997, and two FM radio stations (WFMR-FM and WXPT-FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price of these acquisitions was approximately $2,700,000, $3,200,000, $6,000,000 and
$5,000,000, respectively. These acquisitions were financed through funds generated from operations and additional borrowings of $11,250,000 under the Revolving Loan.

     On July 7, 1997, the Company entered into an agreement to purchase an FM radio station (WOXF-FM) serving the Manchester, New Hampshire market for approximately $3,300,000. The transaction is subject to the approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which is expected to remain in effect until such time as the Company concludes it pending acquisition of the station.

     The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     The Company's capital expenditures for the six months ended June 30, 1997 were approximately $1,274,000 ($899,000 in the comparable period in 1996). The Company anticipates capital expenditures in 1997 to be approximately $2,500,000, which it expects to finance through funds generated from operations.


INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 12, 1997.

          (b)  Not applicable

          (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (Does not reflect the five-for-four stock split effective April 1, 1997)

               (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                    Name                             For           Withheld
                    ----                             ---           --------
                    Jonathan Firestone*           5,838,654         6,168
                    Joseph P. Misiewicz*          5,837,279         7,543
                    Edward K. Christian           6,805,462         6,168
                    William P. Collatos           6,805,080         6,550
                    Norman L. McKee               6,805,087         6,543
                    Gary Stevens                  6,804,962         6,668

                    ----------------
                    * Elected by the holders of Class A Common Stock.

               (2) The proposal to ratify the adoption of the 1997 Non-Employee Directors Stock Option Plan was approved with 15,453,552 votes cast for, 55,195 votes cast against, 4,155 abstentions and 0 broker non-votes.

               (3) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1997 was approved with 15,509,447 votes cast for, 1,368 votes cast against, 2,087 abstentions and 0 broker non-votes.

          (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  EXHIBITS
          --------

          10   1997 Non-Employee Directors Stock Option Plan

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SAGA COMMUNICATIONS, INC.


Date:  August 8, 1997                     /s/ Edward K. Christian
                                          -------------------------------------
                                          Edward K. Christian
                                          President, Chief Executive Officer,
                                          and Chairman of the Board





Date:  August 8, 1997                     /s/ Catherine A. Bobinski
                                          -------------------------------------
                                          Catherine A. Bobinski
                                          Corporate Controller and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)