Form 10-Q
period 1997-09-30
SAGA COMMUNICATIONS INC
filed 1997-11-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarterly Period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     38-3042953
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


          73 Kercheval Avenue
--------------------------------------------------------------------------------
     Grosse Pointe Farms, Michigan                               48236
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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 1997 was 8,947,256 and 1,208,510, respectively.

                                      INDEX

                                                                          PAGE

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--September 30,
              1997 and December 31, 1996                                    3

              Condensed consolidated statements of income --Three
              and nine months ended September 30, 1997 and 1996             5

              Condensed consolidated statements of cash flows -- Nine
              months ended September 30, 1997 and 1996                      6

              Notes to unaudited condensed consolidated financial
              statements                                                    7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             17

Signatures                                                                 18

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                             SEPTEMBER 30,      DECEMBER 31,
                                                 1997              1996
                                             -------------------------------
                                              (UNAUDITED)

ASSETS
  Current assets:
  Cash and temporary investments               $  3,188          $  4,339
  Accounts receivable, net                       12,202            11,629
  Prepaid expenses                                1,273             1,100
  Other current assets                            1,230             1,007
                                               --------------------------
Total current assets                             17,893            18,075

Property and equipment                           69,757            63,031
  Less accumulated depreciation                 (35,677)          (33,327)
                                               --------------------------
Net property and equipment                       34,080            29,704

Other assets:
  Excess of cost over fair value of
    assets acquired, net                         19,554            20,047
  Broadcast licenses, net                        32,083            20,906
  Other intangibles, net                          6,533             7,683
                                               --------------------------
Total other assets                               58,170            48,636
                                               --------------------------
                                               $110,143          $ 96,415
                                               ==========================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                             SEPTEMBER 30,      DECEMBER 31,
                                                 1997              1996
                                             -------------------------------
                                              (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
  Accounts payable                             $    650          $ 1,008
  Other current liabilities                       6,040            4,671
  Current portion of long-term debt               6,813            1,399
                                               -------------------------
Total current liabilities                        13,503            7,078



Deferred income taxes                             3,986            3,408
Long-term debt                                   55,481           52,355
Broadcast program rights                            325              461


STOCKHOLDERS' EQUITY:
  Common stock                                      101              100
  Additional paid-in capital                     36,513           35,864
  Note receivable from principal stockholder       (790)            (790)
  Retained earnings (deficit)                     1,024           (2,061)
                                               -------------------------
Total stockholders' equity                       36,848           33,113
                                               -------------------------
                                               $110,143          $96,415
                                               =========================


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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                      -------------------------            -------------------------
                                                        1997              1996               1997              1996
                                                      -------------------------            -------------------------

Net operating revenue                                 $17,091           $15,021            $48,114           $39,979

Station operating expense:
    Programming and technical                           3,928             3,583             11,282             9,399
    Selling                                             4,317             3,750             13,247            10,766
    Station general and administrative                  2,486             2,223              7,441             6,007
                                                      --------------------------------------------------------------
      Total station operating expense                  10,731             9,556             31,970            26,172
                                                      --------------------------------------------------------------
Station operating income before corporate
  general and administrative, depreciation
  and amortization                                      6,360             5,465             16,144            13,807
    Corporate general and administrative                  959               994              2,840             2,634
    Depreciation and amortization                       1,520             1,450              4,252             4,022
                                                      --------------------------------------------------------------
Operating profit                                        3,881             3,021              9,052             7,151
Other expenses:
    Interest expense                                    1,325             1,154              3,708             2,667
    Loss (gain) on the sale of assets                       -                (3)                 7                17
                                                      --------------------------------------------------------------
Income before income tax                                2,556             1,870              5,337             4,467
Income tax provision                                    1,077               800              2,252             1,910
                                                      --------------------------------------------------------------
Net income                                            $ 1,479           $ 1,070            $ 3,085           $ 2,557
                                                      ==============================================================

Net income per common share (primary and
  fully diluted)                                      $   .14           $   .10            $   .30           $   .25
                                                      ==============================================================

Weighted average common and common
  equivalents outstanding (Note 3)                     10,329            10,259             10,296            10,234
                                                      ==============================================================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1997            1996
                                                       -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash provided by operating activities          $  8,139       $  5,968

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment            (2,121)        (1,285)
        Proceeds from sale of assets                        304             20
        Increase in intangibles and other assets           (522)        (4,118)
        Acquisition of stations                         (15,383)       (16,982)
                                                       -----------------------
Net cash used in investing activities                   (17,722)       (22,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term debt                     11,250         19,384
        Payments on long-term debt                       (3,210)        (2,874)
        Net proceeds from exercise of stock options         392            159
                                                       -----------------------
Net cash provided by financing activities                 8,432         16,669
                                                       -----------------------
Net increase (decrease) in cash and temporary
    investments                                          (1,151)           272
Cash and temporary investments, beginning of
    period                                                4,339          3,221
                                                       -----------------------
Cash and temporary investments, end of period          $  3,188       $  3,493
                                                       =======================





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1996.

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

4.  COMMITMENTS

On July 7, 1997, the Company entered into an agreement to purchase an FM radio station (WQLL-FM) serving the Manchester, New Hampshire market for approximately $3,300,000. The transaction is subject to the approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which is expected to remain in effect until such time as the Company concludes its pending acquisition of the station.

5.  SUBSEQUENT EVENTS

On October 22, 1997 the Company signed a letter of intent to acquire the assets of a regional and state news and sports information network (The Illinois Radio Network) serving more than 45 radio stations throughout the state of Illinois for $1,750,000. The transaction is subject to certain conditions, including the completion of a definitive asset purchase agreement, and is expected to close during the fourth quarter of 1997.

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

     In June, 1996, the Company acquired two radio stations in Yankton, South Dakota serving the Sioux City, Iowa market and two radio stations in Portland, Maine. In March, 1997 the Company acquired an FM radio station serving the Des Moines, Iowa market. In April, 1997 the Company acquired another FM radio station serving the Des Moines, Iowa market. In May, 1997 the Company acquired four radio stations serving the Springfield, Illinois market, and two radio stations serving the Milwaukee, Wisconsin market. In July, 1997 the Company entered into an agreement to purchase a radio station serving the Manchester, New Hampshire market. In October, 1997 the Company signed a letter of intent to purchase a regional and state news and sports information network serving more than 45 radio stations throughout the state of Illinois.


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

     During the years ended December 31, 1996 and 1995, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1996 and 1995, Columbus accounted for an aggregate of 22% and 30%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of the Company's station operating income. For the nine month periods ended September 30, 1997 and 1996, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the nine months ended September 30, 1997 and 1996, Columbus accounted for an aggregate of 25% and 22%, respectively, and Milwaukee accounted for an aggregate of 26% and 25%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these locations' relative market position could have a significant impact on the Company's operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 1997 and 1996, approximately 81% and 83%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     For the three months ended September 30, 1997, the Company's net operating revenue was $17,091,000 compared with $15,021,000 for the three months ended September 30, 1996, an increase of $2,070,000 or 14%. Approximately $807,000 or 39% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1996. The balance of the increase in net operating revenue represented an 8.4% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,175,000 or 12% to $10,731,000 for the three months ended September 30, 1997, compared with $9,556,000 for the three months ended September 30, 1996. Of the total increase, approximately $816,000 or 69% was the result of the impact of the operation of stations which were not owned or operated by the Company for the entire comparable period in 1996. The remaining balance of the increase in station operating expense of $360,000 represents a total increase of 3.8% in stations owned and operated by the Company for the entire comparable period in 1996, as a result of the related increase in revenue.

     Operating profit increased by $860,000 or 28.5% to $3,881,000 for the three months ended September 30, 1997, compared with $3,021,000 for the three months ended September 30, 1996. The improvement was primarily the result of the $2,070,000 increase in net operating revenue, offset by the $1,175,000 increase in station operating expense and a $70,000 increase in depreciation and amortization expense, and a $35,000 decrease in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the Company's recent acquisitions. The decrease in corporate general and administrative charges was primarily attributable to a decrease in non-recurring charges associated with certain employee benefit related matters incurred in 1996, offset by deferred compensation charges and additional costs due to the growth of the Company as a result of the recent acquisitions.

     The Company generated net income in the amount of approximately $1,479,000 ($0.14 per share) during the three months ended September 30, 1997, compared with net income of $1,070,000 ($0.10 per share) for the three months ended September 30, 1996, an increase of $409,000 or 38%. The increase in net income was principally the result of the $860,000 improvement in operating profit offset by a $171,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's recent acquisitions, and a $277,000 increase in income taxes directly associated with the improved operating performance of the Company.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     For the nine months ended September 30, 1997, the Company's net operating revenue was $48,114,000 compared with $39,979,000 for the nine months ended September 30, 1996, an increase of $8,135,000 or 20%. Approximately $5,356,000 or 66% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the entire comparable period in 1996. The balance of the increase in net operating revenue represented a 7% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $5,798,000 or 22% to $31,970,000 for the nine months ended September 30, 1997, compared with $26,172,000 for the nine months ended September 30, 1996. Of the total increase, approximately $4,709,000 or 81% was the result of the impact of the operation of stations which were not owned or operated by the Company for the entire comparable period in 1996. The remaining balance of the increase in station operating expense of $1,089,000 represents a total increase of 4% in stations owned and operated by the Company for the comparable period in 1996, as a result of the related increase in revenue.

     Operating profit increased by $1,901,000 or 27% to $9,052,000 for the nine months ended September 30, 1997, compared with $7,151,000 for the nine months ended September 30, 1996. The improvement was primarily the result of the $8,135,000 increase in net operating revenue, offset by the $5,798,000 increase in station operating expense, a $206,000 increase in corporate general and administrative charges and a $230,000 increase in depreciation and amortization expense. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges and additional costs due to the growth of the Company as a result of the recent acquisitions. The increase in depreciation and amortization expense was principally the result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $3,085,000 ($0.30 per share) during the nine months ended September 30, 1997, compared with net income of $2,557,000 ($0.25 per share) for the nine months ended September 30, 1996, an increase of $528,000 or 21%. The increase in net income was principally the result of the $1,901,000 improvement in operating profit offset by a $1,041,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's recent acquisitions, and a $342,000 increase in income taxes directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of September 30, 1997, the Company had $62,294,000 of long-term debt (including the current portion thereof) outstanding and approximately $47,250,000 of unused borrowing capacity under the Revolving Loan (as defined below).

     The Company has a bank credit agreement (the "Credit Agreement") which provides two financing facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature September 30, 2003. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

     The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan is required to be reduced quarterly in amounts ranging from 1.25% to 5% of the initial commitment. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

     At September 30, 1997, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.7% at September 30, 1997) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $123,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the nine months ended September 30, 1997 and an aggregate amount of $323,000 in additional interest expense has been recognized since the inception of the agreement.

     During the years ended December 31, 1996 and 1995, the Company had net cash flows from operating activities of $7,679,000, and $9,483,000, respectively. During the nine months ended September 30, 1997 and 1996, the Company had net cash flows from operating activities of $8,139,000 and $5,968,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

     On July 7, 1997, the Company entered into an agreement to purchase an FM radio station (WQLL-FM) serving the Manchester, New Hampshire market for approximately $3,300,000. The transaction is subject to the approval of the Federal Communications Commission. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which is expected to remain in effect until such time as the Company concludes it pending acquisition of the station.

     On October 22, 1997 the Company signed a letter of intent to acquire the assets of a regional and state news and sports information network (The Illinois Radio Network) serving more than 45 radio stations throughout the state of Illinois for $1,750,000. The transaction is subject to certain conditions, including the completion of a definitive asset purchase agreement, and is expected to close during the fourth quarter of 1997.

     The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     The Company's capital expenditures for the nine months ended September 30, 1997 were approximately $2,121,000 ($1,285,000 in the comparable period in 1996). The Company anticipates capital expenditures in 1997 to be approximately $2,500,000, which it expects to finance through funds generated from operations.


INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.

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


                                      SAGA COMMUNICATIONS, INC.


Date: November 14, 1997               /s/ Samuel D. Bush
                                      ------------------------------------------
                                      Samuel D. Bush
                                      Chief Financial Officer, Vice President,
                                      and Treasurer
                                      (Principal Financial Officer)





Date: November 14, 1997               /s/ Catherine A. Bobinski
                                      ------------------------------------------
                                      Catherine A. Bobinski
                                      Corporate Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)