Form 10-K
period 1997-12-31
SAGA COMMUNICATIONS INC
filed 1998-03-30
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period for __________ to __________

Commission file number 1-11588

                            SAGA COMMUNICATIONS, INC.
         _____________________________________________________________
             (Exact name of registrant as specified in its charter)

               Delaware                                    38-3042953
________________________________________          ______________________________
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        73 Kercheval Avenue
    Grosse Pointe Farms, Michigan                            48236
________________________________________          ______________________________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
Title of each class                                         registered
________________________________________          ______________________________
Class A Common Stock, $.01 par value                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

      Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $19.875 per share (the closing price of the Class A Common Stock on March 16, 1998 on the American Stock Exchange): $176,543,504.

      The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 16, 1998 was 8,947,256 and 1,208,510, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated by reference in Part III hereof.

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

      The Company acquired two FM radio stations (WFMR-FM and WPNT-FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price was approximately $5,000,000.

      The Company acquired an FM radio station (WQLL-FM) serving the Manchester, New Hampshire market on November 18, 1997. The purchase price was approximately $3,400,000. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which remained in effect until such closing.

      The Company acquired the assets of a regional and state news and sports information network (The Illinois Radio Network) serving more than 45 radio stations throughout the state of Illinois, on November 25, 1997. The purchase price was approximately $1,750,000.

      On January 14, 1998 the Company signed a letter of intent to purchase a regional and state news and sports information network (The Michigan Radio Network) serving more than 55 radio stations throughout the state of Michigan with an acquisition cost of up to $1,535,000, subject to certain adjustments.

      For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


BUSINESS

      The Company is a broadcast company whose business is primarily devoted to acquiring, developing and operating radio and television stations. The Company currently owns and operates one television station, one state radio network, and twenty-four FM and thirteen AM radio stations serving twelve markets primarily in the Midwest and along the Eastern Seaboard, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

      The Company's television station KOAM-TV, serving the Joplin, Missouri/Pittsburg, Kansas market, which ranked as market 146 by number of television households, is one of four television stations in the market. The station is a CBS affiliate and the number one rated television station, by number of viewers, in the market. (All of the above information was derived from Investing in Television Market Report 1997, based on A.C. Nielson ratings and data.)

      The following table sets forth certain information about the Company's current radio stations and their markets:

                            1997
                            MARKET                                 TARGET
                            RANKING                                DEMOGRAPHICS
                            BY RADIO                               RANKING (BY      TARGET
STATION   MARKET(a)         REVENUE(b)  STATION FORMAT             LISTENERS)(c)    DEMOGRAPHICS
-------   ---------         ----------  --------------             -------------    ------------
FM:
WSNY      Columbus, OH         28       Adult Contemporary              N/S         Women 25-54
WKLH      Milwaukee, WI        31       Classic Hits                    1           Men 25-54
WLZR      Milwaukee, WI        31       Album Oriented Rock             1           Men 18-34
WPNT      Milwaukee, WI        31       Modern Adult Contemporary       4           Women 25-34
WFMR      Milwaukee, WI        31       Classical                       7           Adults 45+
WNOR      Norfolk, VA          39       Album Oriented Rock             2(d)        Men 18-34
WAFX      Norfolk, VA          39       Classic Hits                    3           Men 25-49
KSTZ      Des Moines, IA       67       Hot Adult Contemporary          1           Women 18-34
KIOA      Des Moines, IA       67       Oldies                          2           Adults 35-54
KAZR      Des Moines, IA       67       Album Oriented Rock             1           Men 18-34
KLTI      Des Moines, IA       67       Soft Adult Contemporary         5(e)        Women 35-54
WMGX      Portland, ME         82       Hot Adult Contemporary          1           Women 25-54
WYNZ      Portland, ME         82       Oldies                          5           Adults 35-54
WPOR      Portland, ME         82       Country                         1(d,e)      Adults 35+
WAQY      Springfield, MA      85       Album Oriented Rock             1(d)        Men 18-49
WYMG      Springfield, IL     139       Classic Rock                    2           Men 18-49
WQQL      Springfield, IL     139       Oldies                          6           Adults 25-54
WDBR      Springfield, IL     139       Contemporary Hits               1           Women 18-34
WYXY      Springfield, IL     139       Country                         6           Adults 25-49
WZID      Manchester, NH      140       Adult Contemporary              1           Adults 25-54
WQLL      Manchester, NH      140       Oldies                          4           Adults 25-54
WLRW      Champaign, IL       165       Hot Adult Contemporary          1(e)        Women 18-49
WIXY      Champaign, IL       165       Country                         1           Adults 25-54
WNAX      Sioux City IA       232       Oldies                          2           Men 35-54

AM:
WVKO      Columbus, OH         28       Gospel                          N/S         Adults 35+
WJYI      Milwaukee, WI        31       Contemporary Christian          N/R         Adults 18+
WNOR      Norfolk, VA          39       Album Oriented Rock             2(d)        Men 18-34
KRNT      Des Moines, IA       67       Nostalgia/Sports                5           Adults 35+
KXTK      Des Moines, IA       67       Talk/Sports                     14          Adults 35+
WGAN      Portland, ME         82       News/Talk                       1(e)        Adults 35+
WZAN      Portland, ME         82       News/Talk                       7(e)        Men 35-54
WPOR      Portland, ME         82       Country                         1(d)        Adults 35+
WAQY      Springfield, MA      85       Album Oriented Rock             1(d)        Men 18-49
WTAX      Springfield, IL     139       News/Talk                       3           Adults 35+
WVAX      Springfield, IL     139       News/Talk                       N/R         Adults 35+
WFEA      Manchester, NH      140       Nostalgia/Talk                  3           Adults 35+
WNAX      Yankton, SD         N/A       Full Service/Country            1           Adults 35+

----------

The following refers to the table on the previous page about the Company's current radio stations and their markets:


(a)   Actual city of license may differ from metro market actually served.

(b)   Derived from Investing in Radio 1997 Market Report.

(c) Information derived from most recent available Arbitron Radio Market Report except for Columbus, for which information was derived from Investing in Radio 1997 Market Report.

(d) AM and FM stations are simulcast. Accordingly, ranking information pertains to the combined stations.

(e)   Tied for position.

N/A   Information currently not available.

N/R   Station does not appear in Arbitron Radio Market Report.

N/S Non Subscriber - Station does not currently subscribe to Arbitron Radio Market Report.


COMPANY STRATEGY

      The Company's strategy is to operate top billing radio and television stations in mid-sized markets. The Company prefers to operate in mid-sized markets, which it defines as markets ranked (by market revenues) from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. The Company owns and/or operates at least one of the top four billing stations in each of its radio markets for which independent data exists. Twenty three of the 24 FM stations and 12 of the 13 AM stations owned and/or operated by the Company subscribe to independent listener rating services.

      Based on the most recent information available, 11 of the 24 FM radio stations and 4 of the 13 AM radio stations owned and/or operated by the Company were ranked number one (by number of listeners), and its television station was ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in the Company's strategy to achieve top ratings in both its radio and television operations. In many of the Company's markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases it is the practice of the Company to use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, the Company does not subscribe to an independent listener rating service.

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

      The Company continues to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. With passage of the Telecommunications Act of 1996 (the "Telecommunications Act") (see "Federal Regulation of Radio and Television Broadcasting"), a company is now able to own as many as 8 radio stations in a single market. Another significant provision of the Telecommunications Act was the lifting of the limitations on the number of radio stations one organization can own in total. The Company seeks to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. The Company often focuses on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the "Communications Act") and Federal Communications Commission ("FCC") rules. Although the Company reviews acquisition opportunities on an ongoing basis, it has no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed herein.


ADVERTISING SALES

      Virtually all of the Company's revenue is generated from the sale of advertising for broadcast on its stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. In the case of the Company's television station, the number of advertisements broadcast may be limited by certain network affiliation and syndication agreements and, with respect to programs designed for children, federal regulation. The Company determines the number of advertisements broadcast hourly that can maximize a station's available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in the Company's revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments which are made to ensure that the station efficiently utilizes available inventory.

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

      Approximately 81% of the Company's revenue in fiscal 1997 was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all its markets, the Company attempts to maintain a local sales force which is generally larger than that of its competitors. In its sales efforts, the Company's principal goal is to develop long-standing customer relationships through frequent direct contacts, which the Company believes represents a competitive advantage. The Company also typically provides incentive to its sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

      Each of the Company's stations also engage national independent sales representatives to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 1997 was approximately $13,791,000 or 19%.


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

EMPLOYEES

      As of December 31, 1997, the Company had approximately 520 full-time employees and 227 part-time employees, none of whom are represented by unions. The Company believes that its relations with its employees are good.

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

      LICENSE RENEWAL. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. On April 12,1996, the FCC revised its rules to conform to new section 309(k) of the Communications Act which governs the license renewal process of the Communications Act. Comparative hearings between incumbent licensees and mutually-exclusive applicants for new stations were eliminated with respect to renewal applications filed after May 1, 1995. Under the new "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. The Communications Act makes the standard for filing petitions to deny renewal applications conform to the statutory renewal standards. Thus, petitions may be filed to deny the renewal applications of any of the Company's stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the new "two-step" renewal process. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

      The Company owns television station KOAM-TV, channel 7, serving the Joplin, Missouri/Pittsburg, Kansas market, operating at a power of 316,000 watts (visual), and 61,600 watts (aural). The expiration date of the stations FCC authorization is June 1, 1998. An application for renewal of license is pending at the FCC.

The following table sets forth the market and broadcast power of each of the Company's radio stations and the date on which each such station's FCC license expires:

                                                 Expiration
                                                 Date of FCC
Station   Market(1)          Power (Watts)(2)    Authorization
-------   ---------          ----------------    -------------
FM:
WSNY      Columbus, OH            50,000        October 1, 2004
WKLH      Milwaukee, WI           50,000        December 1, 2004
WLZR      Milwaukee, WI           50,000        December 1, 2004
WFMR      Milwaukee, WI            6,000        December 1, 2004
WPNT      Milwaukee, WI            6,000        December 1, 2004
WNOR      Norfolk, VA             50,000        October 1, 2003(3)
WAFX      Norfolk, VA            100,000        October 1, 2003(3)
KSTZ      Des Moines, IA         100,000        February 1, 2005
KIOA      Des Moines, IA         100,000        February 1, 2005
KAZR      Des Moines, IA         100,000        February 1, 2005
KLTI      Des Moines, IA         100,000        February 1, 2005
WAQY      Springfield, MA         50,000        April 1, 1998(4)
WMGX      Portland, ME            50,000        April 1, 1998(4)
WYNZ      Portland, ME            25,000        April 1, 1998(4)
WPOR      Portland, ME            50,000        April 1, 1998(4)
WYMG      Springfield, IL         50,000        December 1, 2004
WQQL      Springfield, IL         50,000        December 1, 2004
WDBR      Springfield, IL         50,000        December 1, 2004(3)
WYXY      Lincoln, IL             25,000        December 1, 2004(3)
WZID      Manchester, NH          50,000        April 1, 1998(4)
WQLL      Manchester, NH           6,000        April 1, 1998(4)
WLRW      Champaign, IL           50,000        December 1, 2004
WIXY      Champaign, IL           25,000        December 1, 2004
WNAX      Yankton, SD            100,000        April 1, 2005

AM:
WVKO      Columbus, OH             1,000        October 1, 2004
WJYI      Milwaukee, WI            1,000        December 1, 2004
WNOR      Norfolk, VA              1,000        October 1, 2003(3)
KRNT      Des Moines, IA           5,000        February  1, 2005
KXTK      Des Moines, IA          10,000        February  1, 2005
WAQY      Springfield, MA          2,500(5)     April 1, 1998(4)
WGAN      Portland, ME             5,000        April 1, 1998(4)
WZAN      Portland, ME             5,000        April 1, 1998(4)
WPOR      Portland, ME             1,000        April 1, 1998(4)
WTAX      Springfield, IL          1,000        December 1, 2004(3)
WVAX      Lincoln, IL              1,000(5)     December 1, 2004(3)
WFEA      Manchester, NH           5,000        April 1, 1998(4)
WNAX      Yankton, SD              5,000        April 1, 2005

----------

The following information pertains to the table on the previous page that sets forth the market and broadcast power of each of the Company's radio stations and the date on which each such station's FCC license expires:


(1) Some stations are licensed to a different community located within the market that they serve.

(2) Some stations are licensed to operate with a combination of effective radiated power and antenna height which may be different from, but provide equivalent coverage to, the power shown. WVKO(AM) and KXTK(AM) operate with lower power at night than the power shown.

(3) License renewed subject to EEO reporting conditions. The Company has sought reconsideration of the FCC's action.

(4) Timely-filed application for renewal of license of this station is pending before the FCC, which extends the licensee's authority to operate the station.

(5)   Operates daytime only or with greatly reduced power at night.

----------

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

      Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than one-fourth of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these statutory requirements and the FCC's rulings thereunder, the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens.

      The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market, and of a radio broadcast station and a daily newspaper serving the same geographic market. Additionally, the Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a television broadcast station and a radio broadcast station serving the same geographic market, of a television broadcast station and a daily newspaper serving the same geographic market, and of a television broadcast station and a cable television system serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low power television) in a geographic market in which it now owns any radio broadcast properties, or to acquire any newspaper, television broadcast station, radio broadcast station, or cable television system in a geographic market in which it now owns any television broadcast station. The FCC's rules provide for the liberal grant of waiver of the rule prohibiting ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. Under the Communications Act, the FCC is directed to extend its waiver policy (one-to-a-market policy) to any of the top 50 television markets. The Communications Act also requires the FCC to conduct a rule-making to determine whether to retain, modify, or eliminate limits on the number of television stations an entity may own, operate, control or have a cognizable interest in, within the same television market. In November 1996, the FCC adopted a Further Notice of Proposed Rule Making to implement this section of the Communications Act. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban).

      The Company is permitted to own an unlimited number of radio stations on a nationwide basis (subject to local ownership restrictions described below), and an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (ADI) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. On March 12, 1998,the Commission initiated its biennial review of broadcast ownership rules to review (a) the UHF Television Discount which attributes 50% of television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether a television station owner complies with the 35% national audience reach cap; (b) the Daily Newspaper/Broadcast Cross-Ownership Rule which prohibits common ownership of a broadcast station and daily newspaper in the same locale; (c) the Cable/Television Cross-Ownership Rule which effectively prohibits common ownership of a broadcast television station and cable system in the same market;
(d) the Experimental Broadcast Station Multiple Ownership Rule which limits the number of experimental broadcast stations that can be licensed to or controlled by a person; (e) the National Television Ownership Rule which eliminates a numerical limit on the number of television stations a party may own nationally and increases the national "audience reach" cap of television station ownership from 25% to 35% of television households nationally; (f) the Local Radio Ownership Rule which allows a party to own up to 8 commercial radio stations in a market depending on the number of commercial radio stations in the market; (g) the Dual Network Rule which in effect permits an entity to maintain two or more broadcast networks unless such dual or multiple networks are composed of (1) two or more of the four major networks (ABC, CBS, Fox, NBC), or (2) any of the four major networks and one of the two emerging networks (WBTN, UPN). The Commission also reviewed and restated its approach to granting conditional waivers of broadcast ownership rules that are under active consideration by the Commission in a rulemaking or inquiry proceeding.

      Under the Communications Act, the Company is permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

Number of Stations      Number of Stations
In Radio Market         Company Can Own
------------------      ------------------

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

      Notwithstanding the limitations described above, new rules to be promulgated under the Communications Act also will permit the Company to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this proceeding.

      The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, only two of the Company's officers and directors have an attributable interest in any company applying for or licensed to operate broadcast stations other than the Company.

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

      On March 12, 1992, the FCC initiated an inquiry and rulemaking proceeding in which it solicited comment on whether it should alter its ownership attribution rules by (a) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock; (b) increasing the attribution benchmark for "passive investors" in corporate licensees from 10% to 20% of the licensee's voting stock; (c) broadening the class of investors eligible for "passive investor" status to include Small Business and Minority Enterprise Small Business Investment Companies; and (d) exempting certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity. On January 12, 1995, the FCC released a Further Notice of Proposed Rulemaking wherein it sought to undertake a thorough review of its attribution rules. The FCC incorporated by reference those comments filed in response to its earlier Notice of Inquiry and asked for updated information on all of the issues raised therein. The FCC also sought comments on the following additional issues:(a) the relevance of its attribution rules as applied to other communications services (such as cable, multi-point distribution systems, personal communications services, and specialized mobile radio); (b) the relevance of other agencies' attribution benchmarks; (c) whether non-voting stock should be attributed in certain circumstances; (d) how to treat limited liability companies for attribution purposes; (e) whether to eliminate its cross-interest policy; and (f) whether certain business interrelationships (such as debt-holders) warrant attribution. On November 5, 1996, the FCC adopted another Further Notice of Proposed Rule Making to inquire into these matters. The Company cannot predict whether any of these proposals will ultimately be adopted by the FCC.

      PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. The Company owns such towers that are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children's Television Act and the FCC's rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee's programming (and to present programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file annually a report with the FCC on these programs and related matters. On January 1, 1998, a new FCC rule became effective which requires television stations to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      LOCAL MARKET AGREEMENTS. A number of radio stations, including the Company's stations, have entered into what have commonly been referred to as "Local Market Agreements", or "LMAs". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

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

      OTHER RECENT CHANGES. On March 12,1998, the FCC adopted methodology that will be used to send program ratings information to consumer TV receivers (implementation of "V-Chip" legislation contained in the Communications Act). The FCC also adopted the TV Parental Guidelines developed by the Industry Ratings Implementation Group which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent. On another front, on December 24, 1996, the FCC adopted a Report and Order establishing digital television ("DTV") (formerly advanced television or "ATV") standards. On February 17,1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Fifth Report and Order that affirmed the FCC's service rules for the conversion by all U.S. broadcasters to DTV, including build-out construction schedules, NTSC (current system) and DTV channel simulcasting, and the return of analog channels to the government by 2006. As a result, the Company's television station is required to convert its operations from NTSC channel 7 to DTV channel 30 by May 1, 2002, and to cease broadcasting on NTSC channel 7 in 2006, and return channel 7 to the government. Also on February 17, 1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Sixth Report and Order that affirmed the FCC's DTV channel assignments and other technical rules and policies. The FCC has not yet decided how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC is also considering proposals to charge broadcast licensees an annual fee in connection with the broadcaster's offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is required.

      PROPOSED CHANGES. The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company and its broadcast properties. Such matters include a pending proceeding to revise the FCC's equal employment opportunity requirements for broadcast stations and a proposal to streamline some of the Commission's regulatory processes. On March 3, 1997, the FCC adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." Because the DARS service is novel, the Company cannot predict whether it will have an adverse impact on its business. Congress has enacted the Balanced Budget Act of 1997 that authorizes the FCC to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require the Company to bid for the use of certain frequencies. Proposals are pending in Congress to repeal the FCC's ban restricting broadcasters from owning newspapers in the same market. Additionally, the FCC is considering the creation of a new class of low power radio broadcast stations which could result in a new nationwide low power FM service. The Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such changes might have on its business.


EXECUTIVE OFFICERS

      The current executive officers of the Company are as follows:


         Name                  Age                     Position
         ----                  ---                     --------

  Edward K. Christian           53                 President, Chief
                                                   Executive Officer and
                                                   Chairman; Director

  Steven J. Goldstein           41                 Executive Vice
                                                   President and Group
                                                   Program Director

  Samuel D. Bush                40                 Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer

  Catherine A. Bobinski         38                 Corporate Controller


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

     Mr. Bush has been Vice President, Chief Financial Officer and Treasurer since September 1997. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, most recently as Senior Vice President.

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

      The studios and offices of nine of the Company's twelve station locations, as well as its corporate headquarters in Michigan, are located in facilities owned by the Company. The remaining studios and offices are located in leased facilities with lease terms that expire in 2 to 7 years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in 1 to 91 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   A Special Meeting of Stockholders was held on December 16, 1997.

      (b)   Not applicable

      (c) At the Special Meeting of Stockholders, the stockholders voted on the following matters:

            (1) The proposal to ratify the adoption of an amendment to the Restated Certificate of Incorporation to increase the authorized Class A Common Stock from 15,000,000 shares to 35,000,000 shares and the authorized Class B Common Stock from 1,500,000 shares to 3,500,000 shares was approved with 18,314,584 votes cast for, 940,251 votes cast against, 10,391 abstentions and 0 broker non-votes.

            (2) The proposal to ratify the adoption of an amendment to the 1992 Stock Option Plan to increase the number of shares of Class A and Class B Common Stock that may be issued pursuant to the Plan by 682,031 and 150,000, respectively, was approved with 18,534,563 votes cast for, 589,178 votes cast against, 13,493 abstentions and 127,992 broker non-votes.

      (d)   Not applicable.



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      On April 1, 1997 the Company consummated a five-for-four split of its Class A and Class B Common Stock, effective April 1, 1997, resulting in additional shares being issued of approximately 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997.

      On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of approximately 1,417,000 and 193,000, respectively, for holders of record on April 17, 1996.

      On July 31, 1995 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of approximately 1,130,000 and 155,000, respectively, for holders of record on July 17, 1995.

      The Company's Class A Common Stock trades on the American Stock Exchange; there is no public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

             Year                        High              Low
             ----                        ----              ---
             1996:
                First Quarter           $13.76            $10.16
                Second Quarter          $17.50            $13.68
                Third Quarter           $19.90            $14.60
                Fourth Quarter          $18.40            $15.30

             1997:
                First Quarter           $18.70            $15.20
                Second Quarter          $20.25            $16.63
                Third Quarter           $24.63            $18.13
                Fourth Quarter          $25.00            $18.75

      As of March 16, 1998, there were approximately 160 holders of record of the Company's Class A Common Stock, and one holder of the Company's Class B Common Stock.

      The Company has not paid any cash dividends on its Common Stock during the three most recent fiscal years. The Company intends to retain future earnings for use in its business and does not anticipate paying any dividends on shares of its Common Stock in the foreseeable future. The Company is prohibited by the terms of its bank loan agreement from paying dividends on its Common Stock without the banks' prior consent. See Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                             -------------------------------------------------------
                                            1997(1)(5)  1996(1)(4)   1995(1)    1994(1)(3)  1993(1)(2)
                                             -------     -------     -------     -------     -------
                                                     (in thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                        $66,258     $56,240     $49,699     $44,380     $34,604
Station Operating Expense (excluding
   depreciation, amortization, corporate
   general and administrative)                43,796      36,629      32,436      28,878      23,075
                                             -------------------------------------------------------
Station Operating Income (excluding
   depreciation, amortization, corporate
   general and administrative)                22,462      19,611      17,263      15,502      11,529

Depreciation and amortization                  5,872       5,508       6,551       5,781       4,753
Corporate General and Administrative           3,953       3,299       2,816       2,639       2,334
                                             -------------------------------------------------------
Operating Profit                              12,637      10,804       7,896       7,082       4,442
Interest Expense                               4,769       3,814       3,319       2,867       2,707
Net Income                                   $ 4,492     $ 3,935     $ 2,678     $ 2,306     $   757
Basic earnings per share(6)                  $   .44     $   .39     $   .27     $   .23     $   .08
Cash Dividends Declared per common
   share                                          --          --          --          --          --
Weighted Average Common Shares                10,110      10,059      10,030      10,026       9,422
Diluted earnings per share(6)                $   .44     $   .38     $   .26     $   .23     $   .08
Weighted Average Common Shares and
   Common Equivalents                         10,311      10,253      10,151      10,113       9,422



OTHER DATA:
After-tax cash flow(7)                       $11,083     $10,143     $ 9,564     $ 8,052     $ 5,331
After-tax cash flow per share-basic          $  1.10     $  1.01     $   .95     $   .80     $   .57
After-tax cash flow per share-diluted        $  1.07     $   .99     $   .94     $   .80     $   .57

                                                                   DECEMBER 31,
                                             -------------------------------------------------------
                                             1997(5)     1996(4)      1995       1994(3)     1993(2)
                                             -------     -------     -------     -------     -------
                                                                  (in thousands)
BALANCE SHEET DATA:
  Working Capital                            $ 1,587     $10,997     $ 3,582     $ 3,828     $ 2,564
  Net Fixed Assets                            34,028      29,704      26,403      28,640      18,438
  Net Intangible Assets                       60,886      48,636      34,399      35,923      29,214
  Total Assets                               112,433      96,415      74,944      78,170      57,647
  Long-term Debt Excluding Current Portion    53,466      52,355      32,131      39,969      24,191
  Equity                                      38,255      33,113      28,882      26,328      24,023

----------
(1) All periods presented include the weighted average shares from public offerings and common equivalents related to certain stock options. In April, 1997, May, 1996 and July, 1995 the Company consummated a five-for-four split of its Class A and Class B common stock. All share and per share information has been restated to reflect the retroactive equivalent change in the weighted average shares.

(2) Reflects the results of KIOA and KXTK, acquired in June, 1993; WYNZ and WZAN, acquired in July, 1993; WQQL, acquired in November, 1993; and the results of a local market agreement for WAFX which began in November, 1993.

(3) Reflects the results of WLZR and WJYI, acquired in April, 1994; WAFX, acquired in April 1994; and KOAM TV, acquired October, 1994.

(4) Reflects the results of WNAX AM/FM, acquired in June, 1996; WPOR AM/FM, acquired in June 1996; the results of a local market agreement for WDBR, WYXY, WTAX, and WVAX which began in July, 1996; and the results of a local market agreement for KAZR which began in August, 1996.

(5) Reflects the results of KAZR, acquired in March, 1997, KLTI, acquired in April, 1997 and the results of a local market agreement for KLTI which began in January, 1997; WDBR, WYXY, WTAX, and WVAX acquired in May, 1997, WFMR and WPNT, acquired in May, 1997;WQLL acquired in November, 1997 and the results of a local market agreement for WQLL which began in July, 1997; and the Illinois Radio Network acquired in November, 1997.

(6) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

(7) Defined as net income plus depreciation, amortization (excluding film rights), loss on the sale of assets, and deferred taxes.

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

      During the years ended December 31, 1997, 1996 and 1995, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1997, 1996 and 1995, Columbus accounted for an aggregate of 24%, 22%, and 30%, respectively, and Milwaukee accounted for an aggregate of 24%, 23%, and 22%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole. During 1996, a negative change occurred in the relative market revenue share of the Company's Columbus stations. As a result, the Columbus stations operating income decreased 17% from approximately $5,111,000 for the year ended December 31, 1995, to $4,258,000 for the comparable period in 1996. The Columbus stations operating income increased 29% to approximately $5,488,000 in 1997. As disclosed in previous filings, the Company believed the 1996 decrease to be temporary in nature and not representative of a trend affecting either the Columbus market or the Company as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 1997, approximately 81% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations. See
Item 1. Business - Advertising Sales.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months comprising the first quarter.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      For the year ended December 31, 1997, the Company's net operating revenue was $66,258,000 compared with $56,240,000 for the year ended December 31, 1996, an increase of $10,018,000 or 18%. Approximately $3,390,000 or 34% of the increase was attributable to stations owned and operated by the Company for at least two years, representing a 6.5% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of the Company's stations. In the Company's Columbus, Ohio market there was a 16% ($1,419,000) increase in net revenue over 1996 reported levels, a reversal of the decreases in the market in 1996. Improvements were noted in most of the Company's markets on a comparable station/comparable period basis. The Company did, however, experience a decline in the Norfolk, Virginia market, where there was a 12% ($805,000) decrease in net revenue, and in the Champaign, Illinois market where there was a 6% ($209,000) decrease in net revenue. The balance of the increase in net operating revenue of approximately $6,620,000 was attributable to revenue generated by stations which were not owned or operated by the Company for the entire comparable period in 1996.

      The decrease in revenue in the Norfolk and Champaign markets was primarily the result of aggressive pricing efforts by certain competing stations within the respective markets. The Company believes the competitive pressure which negatively impacted its revenue growth in these markets to be temporary in nature, and expects 1998 revenue to approximate the 1997 levels and does not anticipate that such effects on revenue will persist beyond 1998.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $7,167,000 or 20% to $43,796,000 for the year ended December 31, 1997, compared with $36,629,000 for the year ended December 31, 1996. Of the total increase, approximately $5,618,000 or 78% was the result of the impact of the operation of stations which were not owned or operated by the Company for the entire comparable period in 1996. The remaining balance of the increase in station operating expense of $1,549,000 represents a total increase in station operating expense of 5% for the year ended December 31, 1997 compared to the year ended December 31, 1996 on a comparable station/comparable period basis.

      Operating profit for the year ended December 31, 1997 was $12,637,000 compared to $10,804,000 for the year ended December 31, 1996, an increase of $1,833,000 or 17%. The improvement was primarily the result of the $10,018,000 increase in net operating revenue, offset by the $7,167,000 increase in station operating expense, a $364,000 or 6.6% increase in depreciation and amortization, and a $654,000 or 19.8% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges of $210,000 relating to an accrued bonus to the Company's principal stockholder and approximately $50,000 pertaining to option grants primarily to local station management. The remaining increase in corporate general and administrative expenses of approximately $394,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions or an increase of approximately 12% in ordinary recurring expenses.

      The Company generated net income in the amount of approximately $4,492,000 ($0.44 per share) during the year ended December 31, 1997 compared with $3,935,000 ($0.39 per share) for the year ended December 31, 1996, an increase of approximately $557,000 or 14%. The increase in net income was principally the result of the $1,833,000 improvement in operating profit, offset by a $955,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's 1997 acquisitions and a $322,000 increase in income taxes directly associated with the improved operating performance of the Company.


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

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $4,193,000 or 13% to $36,629,000 for the year ended December 31, 1996, compared with $32,436,000 for the year ended December 31, 1995. Of the total increase, approximately $3,440,000 or 82% was the result of the impact of the operation of stations the Company acquired and/or began operating during 1996. The remaining balance of the increase in station operating expense of $753,000 represents a total increase in station operating expense of 2.3% for the year ended December 31, 1996 compared to the year ended December 31, 1995 on a comparable station/comparable period basis.

      Operating profit for the year ended December 31, 1996 was $10,804,000 compared to $7,896,000 for the year ended December 31, 1995, an increase of $2,908,000 or 37%. The improvement was primarily the result of the $6,541,000 increase in net operating revenue and a $1,043,000 decrease in depreciation and amortization, offset by the $4,193,000 increase in station operating expense, and a $483,000 or 17% increase in corporate general and administrative charges. The decrease in depreciation and amortization charges was primarily the result of assets in the Company's New England markets becoming fully depreciated. The increase in corporate general and administrative expenses was the result of approximately $280,000 of non-recurring charges associated with certain employee benefit related matters, and approximately $100,000 pertaining to option grants primarily to local station management. The remaining increase in corporate general and administrative expenses of approximately $103,000 represents an increase of approximately 4% in ordinary recurring expenses.

      The Company generated net income in the amount of approximately $3,935,000 ($0.38 per share) during the year ended December 31, 1996 compared with $2,678,000 ($0.26 per share) for the year ended December 31, 1995, an increase of approximately $1,257,000 or 47%. The increase in net income was principally the result of the $2,908,000 improvement in operating profit, offset by a $918,000 increase in income taxes directly associated with the improved operating performance of the Company, a $495,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's 1996 acquisitions, and a $221,000 gain on the sale of assets recorded in 1995.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of December 31, 1997, the Company had $61,605,000 of long-term debt (including the current portion thereof) outstanding and approximately $47,250,000 of unused borrowing capacity under the Revolving Loan (as defined below).

      The Company has a credit agreement (the "Credit Agreement") with The First National Bank of Boston; The Bank of New York; Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A. (collectively, the "Lenders"), with two facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature June 30, 2003. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

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

      At December 31, 1997, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.9375% at December 31, 1997) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $154,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the year ended December 31, 1997 and an aggregate amount of $354,000 in additional interest expense has been recognized since the inception of the agreement.

      During the years ended December 31, 1997, 1996 and 1995, the Company had net cash flows from operating activities of $11,659,000, $7,679,000, and $9,483,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      On June 11, 1996, the Company acquired an AM and FM radio station serving the Yankton, South Dakota market for approximately $7,000,000. On June 18, 1996, the Company acquired an AM and FM radio station serving the Portland, Maine market for approximately $10,000,000. The acquisitions were financed by borrowings under the Company's Term Loan.

      On March 14, 1997, the Company acquired an FM radio station (KAZR-FM) serving the Des Moines, Iowa market for approximately $2,700,000. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

      On April 17, 1997, the Company acquired an FM radio station (KLTI-FM) serving the Des Moines, Iowa market for approximately $3,200,000. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which remained in effect until such closing.

      On May 5, 1997, the Company acquired two AM and two FM radio stations (WTAX-AM, WDBR-FM, WVAX-AM, and WYXY-FM) serving the Springfield, Illinois market for approximately $6,000,000. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which remained in effect until such closing.

      On May 9, 1997, the Company acquired two FM radio stations (WFMR-FM and WPNT-FM) serving the Milwaukee, Wisconsin market for approximately $5,000,000.

      On November 18, 1997, the Company acquired an FM radio station (WQLL-FM) serving the Manchester, New Hampshire market for approximately $3,400,000. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which remained in effect until such closing.

      On November 25,1997, the Company acquired a regional and state news and sports information network (The Illinois Radio Network) for approximately $1,750,000.

      The 1997 acquisitions were financed through funds generated from operations and additional borrowings of $11,250,000 under the Revolving Loan.

      On January 14, 1998 the Company signed a letter of intent to purchase a regional and state news and sports information network (The Michigan Radio Network) with an acquisition cost of up to $1,535,000, subject to certain adjustments, of which a maximum of $682,000 would be payable in shares of the Company's Class A Common Stock, and a maximum of $853,000 would be payable in cash.

      The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company's capital expenditures for the year ended December 31, 1997 were approximately $2,758,000 ($2,107,000 in 1996). The Company anticipates capital expenditures in 1998 to be approximately $3,000,000, which it expects to finance through funds generated from operations or additional borrowings under the revolving loan.

IMPACT OF THE YEAR 2000

      Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $300,000 which includes the cost of new software and hardware most of which will be capitalized. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-K, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements attached hereto are filed as part of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 are hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

      "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         1.    Financial Statements

                  The financial statements attached hereto pursuant to Item 8 hereof are filed as part of this annual report.

            2.    Financial Statement Schedules

                  II - Valuation and Qualifying Accounts

                  All other schedules for which provision are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            3.    Exhibits

EXHIBIT NO. DESCRIPTION

3(a)        Amended and Restated Certificate of Incorporation(3(a))*

3(b)        By-laws, as amended(3(b))**

4(a)        Plan of Reorganization(2)*

4(b) Credit Agreement dated as of May 12, 1994 between the Company and The First National Bank of Boston, as Agent for the lenders(4)***

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10(a)       Employment Agreement of Edward K. Christian dated April 8, 1997****

10(b)       Saga Communications, Inc. 1992 Stock Option, as amended

10(c)       Summary of Executive Insured Medical Reimbursement Plan(10(2))*

10(d)       Saga Communications, Inc. 1997 Non-Employee Director Stock Option
            Plan*****

OTHER MATERIAL AGREEMENTS

10(e)(1)    Promissory Note of Edward K. Christian dated December 10,
            1992(10(l)(a))*

10(e)(2) Amendment to Promissory Note of Edward K. Christian dated December 23, 1995******

10(f)       Pledge Agreement of Edward K. Christian dated December 10,
            1992(10(l)(b))*

(21)        Subsidiaries(22)*

(23)        Consent of Ernst & Young LLP

27.1        Financial Data Schedule - December 31, 1997

27.2  Financial Data Schedule - December 31, 1996

27.3  Financial Data Schedule - September 30, 1997

27.4  Financial Data Schedule - September 30, 1996

27.5  Financial Data Schedule - June 30, 1996



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

**** Exhibit indicated in parenthesis of the Company's Form 10-Q for the quarter ended March 31, 1997 incorporated by reference herein.

***** Exhibit indicated in parenthesis of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.


****** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1995.


(b)   Reports on Form 8-K

      None

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Saga Communications, Inc.


We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                    /s/ Ernst & Young LLP


Detroit, Michigan
February 13, 1998

                            SAGA COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)



                                                                DECEMBER 31,
                                                              1997        1996
                                                            --------------------
ASSETS
Current assets:
  Cash and temporary investments                            $  2,209    $  4,339
  Accounts receivable, less allowance
    of $514 ($319 in 1996)                                    12,833      11,629
  Prepaid expenses                                             1,269       1,100
  Barter transactions                                            748         733
  Deferred taxes                                                 460         274
                                                            --------------------
Total current assets                                          17,519      18,075

Net property and equipment                                    34,028      29,704

Other assets:
  Favorable lease agreements, net of accumulated
    amortization of $3,557 ($3,367 in 1996)                      836         976
  Excess of cost over fair value of assets acquired,
    net of accumulated amortization of $6,916
    ($6,232 in 1996)                                          20,276      20,047
  Broadcast licenses, net of accumulated
    amortization of $1,614 ($840 in 1996)                     35,495      20,906
  Other intangibles and deferred costs, net of
    accumulated amortization of $6,533 ($5,516 in
    1996)                                                      4,279       6,707
                                                            --------------------
Total other assets                                            60,886      48,636
                                                            --------------------
                                                            $112,433    $ 96,415
                                                            ====================

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                               DECEMBER 31,
                                                             1997        1996
                                                           --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  1,001     $ 1,008
  Accrued expenses:
    Payroll and payroll taxes                                 3,679       2,545
    Other                                                     2,380       1,259
  Barter transactions                                           733         867
  Current portion of long-term debt                           8,139       1,399
                                                           --------------------
Total current liabilities                                    15,932       7,078


Deferred income taxes                                         4,297       3,408
Long-term debt                                               53,466      52,355
Broadcast program rights                                        273         461
Deferred compensation                                           210          --


Stockholders' equity:
  Preferred stock, 1,500 shares authorized, none
    issued and outstanding                                       --          --
  Common stock:
    Class A common stock, $.01 par value, 35,000
      shares authorized, 8,947 issued and
      outstanding (8,860 in 1996)                                89          88
    Class B common stock, $.01 par value, 3,500
      shares authorized, 1,208 issued and
      outstanding                                                12          12
  Additional paid in capital                                 36,513      35,864
  Note receivable from principal stockholder                   (790)       (790)
  Retained earnings (accumulated deficit)                     2,431      (2,061)
                                                           --------------------
Total stockholders' equity                                   38,255      33,113
                                                           --------------------
                                                           $112,433     $96,415
                                                           ====================

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)


                                                  YEARS ENDED DECEMBER 31,
                                                1997        1996        1995
                                              --------------------------------
Net operating revenue                         $ 66,258    $ 56,240    $ 49,699
Station operating expense:
  Programming and technical                     15,234      13,055      11,114
  Selling                                       18,605      15,197      14,255
  Station general and administrative             9,957       8,377       7,067
                                              --------------------------------
    Total station operating expense             43,796      36,629      32,436
                                              --------------------------------
Station operating income before corporate
  general and administrative, depreciation
  and amortization                              22,462      19,611      17,263

  Corporate general and administrative           3,953       3,299       2,816
  Depreciation                                   3,207       3,277       4,221
  Amortization                                   2,665       2,231       2,330
                                              --------------------------------
Operating profit                                12,637      10,804       7,896

Other expenses:
  Interest expense                               4,769       3,814       3,319
  Loss (gain) on the sale of assets                 16          17        (221)
                                              --------------------------------
Income before income tax                         7,852       6,973       4,798
Income tax provision:
  Current                                        2,657       2,355       1,564
  Deferred                                         703         683         556
                                              --------------------------------
                                                 3,360       3,038       2,120
                                              --------------------------------
Net income                                    $  4,492    $  3,935    $  2,678
                                              ================================
Basic earnings per share                      $    .44    $    .39    $    .27
                                              ================================
Weighted average common shares                  10,110      10,059      10,030
                                              ================================
Diluted earnings per share                    $    .44    $    .38    $    .26
                                              ================================
Weighted average common and common
  equivalent shares                             10,311      10,253      10,151
                                              ================================

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)

                                                                                   NOTE
                                                                                RECEIVABLE     RETAINED
                                          CLASS A      CLASS B     ADDITIONAL      FROM        EARNINGS
                                           COMMON       COMMON       PAID-IN    PRINCIPAL   (ACCUMULATED    TOTAL
                                           STOCK        STOCK        CAPITAL    STOCKHOLDER    DEFICIT)     EQUITY
                                          -------------------------------------------------------------------------
Balance at December 31, 1994              $     45     $      6     $ 35,593     $   (691)    $ (8,625)    $ 26,328
  Net costs from common stock offering                                  (122)                                  (122)
  Net proceeds from exercised options                                     55                                     55
  Five-for-four stock split                     11            2                                    (13)          --
  Accrued interest                                                                    (57)                      (57)
  Net income                                                                                     2,678        2,678
                                          -------------------------------------------------------------------------
Balance at December 31, 1995                    56            8       35,526         (748)      (5,960)      28,882
  Net proceeds from exercised options                                    338                                    338
  Five-for-four stock splits                    32            4                                    (36)          --
  Accrued interest                                                                    (42)                      (42)
  Net income                                                                                     3,935        3,935
                                          -------------------------------------------------------------------------
Balance at December 31, 1996                    88           12       35,864         (790)      (2,061)      33,113
  Net proceeds from exercised options            1                       649                                    650
  Net income                                                                                     4,492        4,492
                                          -------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              $     89     $     12     $ 36,513     $   (790)    $  2,431     $ 38,255
                                          =========================================================================

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            YEARS ENDED DECEMBER 31,
                                                         1997         1996         1995
                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  4,492     $  3,935     $  2,678
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       5,872        5,508        6,551
      Barter revenue, net of barter expenses               (181)         (81)        (109)
      Broadcast program rights amortization                 237          256          248
      Increase in deferred taxes                            703          683          556
      Loss (gain) on sale of assets                          15           17         (221)
      Changes in assets and liabilities:
        Decrease (increase) in receivables and
          prepaids                                       (1,337)      (2,889)         317
        Payments for broadcast program rights              (235)        (253)        (257)
        Increase (decrease) in accounts payable,
          accrued expenses, and other liabilities         2,093          503         (280)
                                                       ----------------------------------
        Total adjustments                                 7,167        3,744        6,805
                                                       ----------------------------------
Net cash provided by operating activities                11,659        7,679        9,483

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (2,758)      (2,107)      (2,325)
  Increase in intangibles and other assets                 (502)      (4,796)        (123)
  Acquisition of stations                               (18,595)     (16,956)          --
  Proceeds from sale of assets                              324          701          675
                                                       ----------------------------------
Net cash used in investing activities                   (21,531)     (23,158)      (1,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                           11,250       19,348           --
  Payments on long-term debt                             (3,899)      (2,898)      (6,703)
  Net proceeds (costs) from common stock offering            --           --         (122)
  Net proceeds from exercise of stock options               391          147           41
                                                       ----------------------------------
Net cash provided by (used in) financing activities       7,742       16,597       (6,784)
                                                       ----------------------------------
Net increase (decrease) in cash and temporary
  investments                                            (2,130)       1,118          926
Cash and temporary investments, beginning of year         4,339        3,221        2,295
                                                       ----------------------------------
Cash and temporary investments, end of year            $  2,209     $  4,339     $  3,221
                                                       ==================================

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Saga Communications, Inc. is a broadcasting company which currently owns thirty-seven radio stations, a television station, and a state radio network, serving twelve markets throughout the Midwest and along the Eastern Seaboard including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia.

BASIS OF PRESENTATION

On April 1, 1997 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997.

On April 30, 1996 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 1,417,000 and 193,000, respectively, for holders of record on April 17, 1996.

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

                            SAGA COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                      YEAR ENDED DECEMBER 31,
                                                    1997       1996       1995
                                                   -----------------------------
                                                           (In thousands)
Numerator:
  Net income available to common stockholders      $ 4,492    $ 3,935    $ 2,678
                                                   =============================
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                         10,110     10,059     10,030
  Effect of dilutive securities:
    Employee stock options                             201        194        121
                                                   -----------------------------
  Denominator for diluted earnings per share -
    adjusted weighted-average shares and
    assumed conversions                             10,311     10,253     10,151
                                                   =============================
Basic earnings per share                           $   .44    $   .39    $   .27
                                                   =============================
Diluted earnings per share                         $   .44    $   .38    $   .26
                                                   =============================

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over five to thirty-one and one-half years.

                            SAGA COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of cash and temporary investments and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with prime or have been reset at the prevailing market rate at December 31, 1997.

                            SAGA COMMUNICATIONS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

The Company has an interest rate swap agreement which is its only derivative. See Note 3.

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


2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              DECEMBER 31,
                                                           1997          1996
                                                         ----------------------
                                                             (IN THOUSANDS)
  Land and land improvements                             $  7,442      $  7,049
  Buildings                                                10,120         9,219
  Towers and antennae                                      12,706        10,456
  Equipment                                                34,323        30,961
  Furniture, fixtures and leasehold improvements            4,619         4,168
  Vehicles                                                  1,312         1,178
                                                         ----------------------
                                                           70,522        63,031
  Accumulated depreciation                                (36,494)      (33,327)
                                                         ----------------------
Net property and equipment                               $ 34,028      $ 29,704
                                                         ======================

                            SAGA COMMUNICATIONS, INC.

3. LONG-TERM DEBT

Long-term debt consists of the following:                        DECEMBER 31,
                                                               1997       1996
                                                             -------------------
                                                                (IN THOUSANDS)
Senior secured term loan facility (total commitment of
  $51,784,000) secured by all assets of the Company and
  subsidiary stock and guarantees. Interest at a
  Eurodollar rate (5.9063% at December 31, 1997) plus a
  margin ranging from 1.125% to 1.75%. All interest is due
  quarterly. The maximum commitment under the facility
  reduces by 15% in 1998, 15% in 1999, 17.5% in 2000, 20%
  in 2001, 20% in 2002, and 10% in 2003, based on the
  original commitment of $53,112,000. In addition, the
  Senior secured term loan facility may be further reduced
  by specified percentages of Excess Cash Flow (as defined
  in the Credit Agreement) based on leverage ratios. The
  facility matures on June 30, 2003.                         $ 51,784   $ 53,112

Senior secured reducing revolving term loan facility
  (total commitment of $56,000,000) secured by all assets
  of the Company and subsidiary stock and guarantees.
  Interest at a Eurodollar rate (5.9063% at December 31,
  1997) plus a margin ranging from 1.125% to 1.75%. All
  interest is due quarterly. The loan agreement requires a
  commitment fee of -1/2% per annum on the daily average
  amount of the available revolving credit commitment. The
  maximum commitment under the facility reduces by 15% in
  1998, 20% in 1999, 20% in 2000, 20% in 2001, 20% in 2002
  and 5% in 2003 based on the original commitment of
  $56,000,000. On June 30, 1998 the facility will convert
  to a five year term loan. The facility matures on June
  30, 2003.                                                     8,750         --

Subordinated promissory note. Payments are due monthly
  including interest at 10%. The note matures in 2004.            507        539

Other, primarily covenants not to compete.                        564        103
                                                             -------------------
                                                               61,605     53,754
Amounts due within one year                                     8,139      1,399
                                                             -------------------
                                                             $ 53,466   $ 52,355
                                                             ===================

                            SAGA COMMUNICATIONS, INC.

3. LONG-TERM DEBT (CONTINUED)

Future maturities of long-term debt are as follows:

YEAR ENDING
DECEMBER 31,                                                    (IN THOUSANDS)
   1998                                                            $  8,139
   1999                                                               8,148
   2000                                                               9,483
   2001                                                              10,811
   2002                                                              16,765
Thereafter                                                            8,259
                                                                   --------
                                                                   $ 61,605
                                                                   ========

Interest rates under the senior secured term and revolving term loan facilities are payable at the Company's option, at alternatives equal to LIBOR plus 1.125% to 1.75% or the prime rate plus 0% to 0.5%. The spread over LIBOR and the prime rate vary from time to time, depending upon the Company's financial leverage.

The senior secured term and revolving term loans contain a number of covenants (all of which the Company was in compliance with at December 31, 1997) that, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets;
(v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The loan agreement prohibits the payment of dividends without the banks' prior consent.

                            SAGA COMMUNICATIONS, INC.

3. LONG-TERM DEBT (CONTINUED)

At December 31, 1997, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, the Company pays 6.15% calculated on the $32,000,000 notional amount. The Company receives LIBOR (5.9375% at December 31, 1997) calculated on a notional amount of $32,000,000. Net payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December, 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. The fair value of the swap agreement at December 31, 1997 was ($70,769), estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.


4. SUPPLEMENTAL CASH FLOW INFORMATION

For the purposes of the statements of cash flows, cash includes temporary investments with maturities of three months or less.

                                                      YEAR ENDED DECEMBER 31,
                                                   1997        1996        1995
                                                  ------------------------------
                                                          (IN THOUSANDS)
Cash paid during the period for:
Interest                                          $4,484      $4,181      $3,377
Income taxes                                       2,235       2,261       1,430

Non-cash transactions:
Barter revenue                                    $1,993      $1,842      $2,062
Barter expense                                     1,812       1,761       1,953
Acquisition of property and equipment                  3          45         113

                            SAGA COMMUNICATIONS, INC.

4. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

In conjunction with the acquisition of the net assets of radio broadcasting companies, liabilities were assumed as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           1997           1996            1995
                                         ---------------------------------------
                                                     (IN THOUSANDS)
Fair value of assets acquired            $ 19,249       $ 17,098       $      --
Cash paid                                 (18,595)       (16,956)             --
                                         ---------------------------------------
Liabilities assumed                      $    654       $    142       $      --
                                         =======================================

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               DECEMBER 31,
                                                           1997            1996
                                                          ----------------------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Property and equipment                                  $3,240          $2,674
  Intangible assets                                        1,057             734
                                                          ----------------------
Total deferred tax liabilities                             4,297           3,408

Deferred tax assets:
  Allowance for doubtful accounts                            175             108
  Compensation                                               285             166
                                                          ----------------------
Total deferred tax assets                                    460             274
                                                          ----------------------
Net deferred tax liabilities                              $3,837          $3,134
                                                          ======================

                            SAGA COMMUNICATIONS, INC.

5. INCOME TAXES (CONTINUED)

The significant components of the provision for income taxes are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           1997            1996            1995
                                          --------------------------------------
                                                      (IN THOUSANDS)
Current:
  Federal                                 $1,972          $1,677          $1,156
  State                                      685             678             408
                                          --------------------------------------
Total current                              2,657           2,355           1,564

Deferred:
  Federal                                    703             683             556
                                          --------------------------------------
                                          $3,360          $3,038          $2,120
                                          ======================================

The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           1997            1996            1995
                                          --------------------------------------
                                                      (IN THOUSANDS)
Tax at U.S. statutory rates               $2,670          $2,371          $1,631
State taxes, net of federal benefit          452             447             269
Amortization of excess of cost over fair
  value of assets acquired                   189             186             186
Other, net                                    49              34              34
                                          --------------------------------------
                                          $3,360          $3,038          $2,120
                                          ======================================

                            SAGA COMMUNICATIONS, INC.

6. STOCK OPTION PLANS

In 1992, the Company adopted the 1992 Stock Option Plan (the Plan) pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase Class A Common Stock or Class B Common Stock. At December 31, 1997, 1,569,503 shares of Common Stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of stock of the Company). In the case of non-qualified stock options granted pursuant to the Plan, the terms and price shall be determined by the Compensation Committee.

In 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which directors of the Company who are not employees of the Company, are eligible to receive options under the Directors Plan. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of shares of the Corporation's Class A Common Stock equal to the amount of the retainer divided by the fair market value of the Corporation's Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price shall be $.01 per share. At December 31, 1997, 100,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 1998 a total of 1,572 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 1997.

                            SAGA COMMUNICATIONS, INC.

6. STOCK OPTION PLANS (CONTINUED)

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee and non-employee director stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 1997, 1996 and 1995, was $246,000, $203,000 and $101,000,
respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the year ended December 31, 1997 was $33,000.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (Statement 123), "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.75%, 6.4% and 6.4%; a dividend yield of 0%; expected volatility of 29%, 27.9% and 28.5%; and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 1997, 1996 and 1995, was approximately $10.22, $12.59 and $8.24, respectively.

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

                            SAGA COMMUNICATIONS, INC.

6. STOCK OPTION PLANS (CONTINUED)

For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1997            1996            1995
                                          --------------------------------------
                                           (In thousands except per share data)
Pro forma net income                      $4,460          $3,917          $2,674
                                          ======================================
Pro forma earnings per share:
  Basic                                   $  .44          $  .39          $  .27
                                          ======================================
  Diluted                                 $  .43          $  .38          $  .26
                                          ======================================

The following summarizes the stock option transactions for the three years ended December 31, 1997.

                                                                                WEIGHTED
                                             NUMBER                              AVERAGE
                                               OF          EXERCISE PRICE       PRICE PER
                                             OPTIONS          PER SHARE           SHARE
                                             --------------------------------------------
Options outstanding at December 31, 1994     512,109     $  .005  to  $  7.81    $   5.59
Granted                                       43,357                     2.71        2.71
Exercised                                     (7,812)                    5.31        5.31
Forfeited                                    (27,343)      5.300  to     7.81        6.14
                                             --------------------------------------------
Options outstanding at December 31, 1995     520,311        .005  to     7.81        5.32
Granted                                       46,750       5.300  to    11.39        7.58
Exercised                                    (35,078)       .005  to     7.81        4.21
Forfeited                                     (4,388)      2.710  to     7.81        5.32
                                             --------------------------------------------
Options outstanding at December 31, 1996     527,595        .005  to    11.39        5.60
Granted                                       22,500                    14.50       14.50
Exercised                                    (86,826)       .005  to    11.39        4.51
Forfeited                                    (11,389)      5.300  to    11.39        7.61
                                             --------------------------------------------
Options outstanding at December 31, 1997     451,880     $ 2.710  to  $ 14.50    $   6.20
                                             ============================================

                            SAGA COMMUNICATIONS, INC.

6. STOCK OPTION PLANS (CONTINUED)

Options exercisable at December 31:
      1997                                                             297,881
      1996                                                             267,105
      1995                                                             203,984

Available for grant at December 31:
      1997                                                           1,117,623
      1996                                                             296,688
      1995                                                             339,063

Stock options outstanding at December 31, 1997 are summarized as follows:

                                                WEIGHTED AVERAGE
EXERCISE              OPTIONS        OPTIONS           REMAINING
   PRICE          OUTSTANDING    EXERCISABLE    CONTRACTUAL LIFE
----------------------------------------------------------------
$  2.714               39,057         15,623            7.2
$  5.304              292,952        229,835            5.4
$  7.808               82,371         49,423            6.2
$ 11.392               15,000          3,000            8.2
$ 14.500               22,500             --            9.3
                  ----------------------------------------------
                      451,880        297,881            6.0
                  ==============================================
Weighted Average
 Exercise Price   $     6.197    $     5.645
                  ==========================

                            SAGA COMMUNICATIONS, INC.

7. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

STATION ACQUISITIONS

The Company acquired an FM radio station (KAZR-FM) serving the Des Moines, Iowa market on March 14, 1997. The purchase price was approximately $2,700,000. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until such closing.

The Company acquired an FM radio station (KLTI-FM) serving the Des Moines, Iowa market on April 17, 1997. The purchase price was approximately $3,200,000. The Company began operating the radio station under the terms of a local market agreement on January 1, 1997, which remained in effect until the acquisition.

The Company acquired two AM and two FM radio stations (WTAX-AM, WDBR-FM, WVAX-AM, and WYXY-FM) serving the Springfield, Illinois market on May 5, 1997. The purchase price was approximately $6,000,000. The Company began operating the radio stations under the terms of a local market agreement on July 1, 1996, which remained in effect until the acquisition.

The Company acquired two FM radio stations (WFMR-FM and WPNT-FM) serving the Milwaukee, Wisconsin market on May 9, 1997. The purchase price was approximately $5,000,000.

The Company acquired an FM radio station (WQLL-FM) serving the Manchester, New Hampshire market on November 18, 1997. The purchase price was approximately $3,400,000. The Company began operating the radio station under the terms of a local market agreement on July 1, 1997, which remained in effect until the acquisition.

The Company acquired the assets of a regional and state news and sports information network (The Illinois Radio Network) serving more than 45 radio stations throughout the state of Illinois, on November 25, 1997. The purchase price was approximately $1,750,000.

The Company acquired two radio stations (WNAX AM/FM) in Yankton, South Dakota on June 11, 1996 and two radio stations (WPOR AM/FM) in Portland, Maine on June 18, 1996. The purchase prices of these acquisitions were approximately $7,000,000 and $10,000,000, respectively.

                            SAGA COMMUNICATIONS, INC.

7. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

STATION ACQUISITIONS (CONTINUED)

All acquisitions have been accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as broadcast licenses, other intangibles, and goodwill. The consolidated statements of income include the operating results of the acquired businesses from their respective dates of acquisition or operation under the terms of local market agreements.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1997 and 1996 assume the 1997 and 1996 acquisitions occurred as of the beginning of the immediately preceding year. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                        1997      1996      1995
                                                       ---------------------------
                                                   (In thousands except per share data)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:
  Net operating revenue                                $68,060   $64,206   $55,163
  Net income                                           $ 4,298   $ 3,192   $ 2,863
                                                       ===========================
  Basic earnings per share                             $   .43   $   .32   $   .29
                                                       ===========================
  Diluted earnings per share                           $   .42   $   .31   $   .28
                                                       ===========================

8. CONCENTRATION OF CREDIT RISK

The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

                            SAGA COMMUNICATIONS, INC.

9. NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

The loan from the Company to the principal stockholder is on a non-recourse basis and bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes, with the principal and interest due and payable in a single payment on December 31, 2002. The note is secured by the Class B Common Stock currently owned by the principal stockholder.

During 1997, the Company entered into a five year employment agreement with the principal stockholder. As part of the agreement, if the principal stockholder remains an employee of the Company for the term of the agreement, the Company will pay him an amount in cash equal to the unpaid balance of the note plus such amount as is necessary to enable the principal stockholder or his estate to pay all related federal and state income tax liabilities. At December 31, 1997 the Company recorded approximately $210,000 in compensation expense related to the agreement.


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

                            SAGA COMMUNICATIONS, INC.

11. COMMON STOCK (CONTINUED)

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


12. COMMITMENTS AND CONTINGENCY

Leases

The Company leases certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 1997 was $1,191,000 ($977,000 and $911,000 for the years ended December 31, 1996 and
1995, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 1997:

                                                OPERATING
                                                  LEASES
                                                 -------
                                              (In thousands)
      1998                                         1,142
      1999                                           755
      2000                                           449
      2001                                           333
      2002                                           295
      Thereafter                                     434
                                                 -------
                                                 $ 3,408
                                                 =======

                            SAGA COMMUNICATIONS, INC.

12. COMMITMENTS AND CONTINGENCY (CONTINUED)

Broadcast Program Rights

The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 1997:

                                               BROADCAST
                                                PROGRAM
                                                 RIGHTS
                                             --------------
                                             (In thousands)
      1998                                         206
      1999                                         184
      2000                                          89
                                                 -----
                                                 $ 479
Amounts due within one year (included in
  accounts payable)                                206
                                                 -----
                                                 $ 273
                                                 =====

Principal Stockholder Agreement

In April, 1997 the Company entered into a five year employment agreement with its principal stockholder which provides that, upon the consummation of a sale or transfer of control of the Company, the principal stockholder's employment will be terminated and the Company will pay the principal stockholder an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. At December 31, 1997 the stockholders average compensation was approximately $591,000.

13. SUBSEQUENT EVENT

On January 14, 1998 the Company signed a letter of intent to purchase a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,535,000, subject to certain adjustments, of which a maximum of $682,000 would be payable in shares of the Company's Class A Common Stock, and a maximum of $853,000 would be payable in cash. The transaction is subject to certain conditions, including the completion of a definitive asset purchase agreement, and is expected to close during the second quarter of 1998.

                            SAGA COMMUNICATIONS, INC.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

                                  MARCH 31,                JUNE 30,              SEPTEMBER 30,            DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                               1997        1996        1997        1996        1997        1996         1997        1996
                                                         (In thousands, except per share data)
Net operating revenue        $ 13,515    $ 10,955    $ 17,508    $ 14,003    $ 17,091    $ 15,021     $ 18,144    $ 16,261
Station operating
  expense:
    Programming and
      technical                 3,668       2,872       3,686       2,944       3,928       3,583        3,952       3,656
    Selling                     3,798       3,094       5,132       3,922       4,317       3,750        5,358       4,431
    Station general and
      administrative            2,541       1,897       2,414       1,887       2,486       2,223        2,516       2,370
                             ---------------------------------------------------------------------------------------------
Total station operating
  expense:                     10,007       7,863      11,232       8,753      10,731       9,556       11,826      10,457
                             ---------------------------------------------------------------------------------------------
    Station operating
      income before
      corporate
      general and
      administrative,
      depreciation and
      amortization              3,508       3,092       6,276       5,250       6,360       5,465        6,318       5,804
Corporate general and
  administrative                  807         748       1,074         892         959         994        1,113         665
Depreciation and
  amortization                  1,282       1,269       1,450       1,303       1,520       1,450        1,620       1,486
                             ---------------------------------------------------------------------------------------------
Operating profit                1,419       1,075       3,752       3,055       3,881       3,021        3,585       3,653

Other expenses:
  Interest expense              1,211         733       1,172         780       1,325       1,154        1,061       1,147
  Loss (gain) on the sale
    of assets                       6           3           1          17          --          (3)           9          --
                             ---------------------------------------------------------------------------------------------
Income before income
  tax                             202         339       2,579       2,258       2,556       1,870        2,515       2,506
Income tax provision               88         145       1,087         965       1,077         800        1,108       1,128
                             ---------------------------------------------------------------------------------------------
Net income                   $    114    $    194    $  1,492    $  1,293    $  1,479    $  1,070     $  1,407    $  1,378
                             =============================================================================================
Basic earnings per
  share                      $    .01    $    .02    $    .15    $    .13    $    .15    $    .11     $    .14    $    .14
                             =============================================================================================
Weighted average
  common shares                10,069      10,034      10,069      10,065      10,143      10,067       10,156      10,069
                             =============================================================================================
Diluted earnings per
  share                      $    .01    $    .02    $    .15    $    .13    $    .14    $    .10     $    .14    $    .13
                             =============================================================================================
Weighted average
  common and common
  equivalents
  outstanding                  10,273      10,191      10,285      10,246      10,329      10,259       10,344      10,268
                             =============================================================================================

                            SAGA COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO             BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                  END OF
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS  DEDUCTIONS    PERIOD
-------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

    Allowance for doubtful accounts           $  319       $  549                   $  354(1)   $  514
                                              ======       ======                   ======      ======
    Accumulated amortization -
      Favorable lease agreement               $3,367       $  190                               $3,557
                                              ======       ======                               ======
    Accumulated amortization - Excess
      of cost over fair value of assets
      purchased                               $6,232       $  684                               $6,916
                                              ======       ======                               ======
    Accumulated amortization -
      Broadcast license                       $  840       $  774                               $1,614
                                              ======       ======                               ======

    Accumulated amortization - Other
      intangibles                             $5,516       $1,017                               $6,533
                                              ======       ======                               ======
Year Ended December 31, 1996
    Allowance for doubtful accounts           $  295       $  365                   $  341(1)   $  319
                                              ======       ======                   ======      ======
    Accumulated amortization -
      Favorable lease agreement               $3,056       $  311                                $3,367
                                              ======       ======                                ======
    Accumulated amortization - Excess
      of cost over fair value of assets
       purchased                              $5,575       $  657                                $6,232
                                              ======       ======                                ======
    Accumulated amortization -
      Broadcast license                       $  422       $  418                                $  840
                                              ======       ======                                ======
    Accumulated amortization - Other
      intangibles                             $4,671       $  845                                $5,516
                                              ======       ======                                ======
Year Ended December 31, 1995
    Allowance for doubtful accounts           $  274       $  534                   $  513(1)   $  295
                                              ======       ======                   ======      ======
    Accumulated amortization -
      Favorable lease agreement               $2,716       $  389                   $   49(2)   $3,056
                                              ======       ======                    ======     ======
    Accumulated amortization - Excess
      of cost over fair value of assets
      purchased                               $4,918       $  657                                $5,575
                                              ======       ======                                ======
    Accumulated amortization -
      Broadcast license                       $  148       $  225       $   49(2)                $  422
                                              ======       ======       ======                   ======
    Accumulated amortization - Other
      intangibles                             $3,612       $1,059                                $4,671
                                              ======       ======                                ======

(1)   Write-off of uncollectible accounts, net of recoveries.
(2)   Represents the reclass of accumulated amortization of favorable lease.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                                    SAGA COMMUNICATIONS, INC.



                                    By: /s/ Edward K. Christian
                                        ------------------------------
                                        Edward K. Christian
                                        President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

     Signatures

/s/ Edward K. Christian                   President, Chief Executive
Edward K. Christian                       Officer, and Chairman of the Board


/s/ Samuel D. Bush                        Vice President, Chief Financial
Samuel D. Bush                            Officer and Treasurer


/s/ Catherine Bobinski                    Corporate Controller and
Catherine Bobinski                        Chief Accounting Officer


/s/ Kristin M. Allen                      Director
Kristin M. Allen


/s/ Donald J. Alt                         Director
Donald J. Alt


/s/ Jonathan Firestone                    Director
Jonathan Firestone


/s/ Joseph P. Misiewicz                   Director
Joseph P. Misiewicz


/s/ Gary Stevens                          Director
Gary Stevens