Form 10-Q
period 1998-03-31
SAGA COMMUNICATIONS INC
filed 1998-05-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1998

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 1998 was 8,959,963 and 1,208,510, respectively.

                                      INDEX

                                                                                                     PAGE
PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements (Unaudited)

                       Condensed consolidated balance sheets--March 31, 1998 and
                       December 31, 1997                                                                3

                       Condensed consolidated statements of operations and
                       comprehensive income--Three months ended March 31, 1998
                       and 1997                                                                         5

                       Condensed consolidated statements of cash flows--Three months
                       ended March 31, 1998 and 1997                                                    6

                       Notes to unaudited condensed consolidated financial statements                   7


Item 2.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                        9

Item 3.                Quantitative and Qualitative Disclosures about Market Risk                      13

PART II                OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                14

Signatures                                                                                             15

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                        MARCH 31,           DECEMBER 31,
                                                          1998                 1997
                                                       ---------------------------------
                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and temporary investments                     $   2,429            $   2,209
    Accounts receivable, net                              11,648               12,833
    Prepaid expenses                                         906                1,269
    Other current assets                                   1,667                1,208
                                                       ------------------------------
Total current assets                                      16,650               17,519

Property and equipment                                    72,288               70,522
    Less accumulated depreciation                        (37,403)             (36,494)
                                                       ------------------------------
Net property and equipment                                34,885               34,028

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                      20,691               20,276
    Broadcast licenses, net                               35,261               35,495
    Other intangibles, net                                 5,072                5,115
                                                       ------------------------------
Total other assets                                        61,024               60,886
                                                       ------------------------------
                                                       $ 112,559            $ 112,433
                                                       ==============================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                           MARCH 31,         DECEMBER 31,
                                                             1998                1997
                                                         --------------------------------
                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                     $     870            $   1,001
    Other current liabilities                                6,350                6,792
    Current portion of long-term debt                        8,194                8,139
                                                         ------------------------------
Total current liabilities                                   15,414               15,932



Deferred income taxes                                        4,415                4,297
Long-term debt                                              53,453               53,466
Broadcast program rights                                       222                  273
Deferred compensation                                          210                  210


STOCKHOLDERS' EQUITY:
    Common stock                                               127                  101
    Additional paid-in capital                              36,747               36,513
    Note receivable from principal stockholder                (790)                (790)
    Retained earnings                                        2,761                2,431
                                                         ------------------------------
Total stockholders' equity                                  38,845               38,255
                                                         ------------------------------
                                                         $ 112,559            $ 112,433
                                                         ==============================



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                  (dollars in thousands except per share data)
                                    Unaudited

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  1998             1997
                                                                                -------------------------

Net operating revenue                                                           $15,620           $13,515
Station operating expense:
       Programming and technical                                                  4,019             3,668
       Selling                                                                    4,447             3,798
       Station general and administrative                                         2,736             2,541
                                                                                -------------------------
          Total station operating expense                                        11,202            10,007
                                                                                -------------------------
Station operating income before corporate general and
  administrative,
    depreciation and amortization                                                 4,418             3,508
       Corporate general and administrative                                       1,017               807
       Depreciation and amortization                                              1,628             1,282
                                                                                -------------------------
Operating profit                                                                  1,773             1,419
Other expenses:
       Interest expense                                                           1,140             1,211
       Loss on the sale of assets                                                    11                 6
                                                                                -------------------------
Income before income tax                                                            622               202
Income tax provision                                                                266                88
                                                                                =========================
Net income and comprehensive income                                             $   356           $   114
                                                                                =========================

Earnings per share (basic and diluted)                                          $   .03           $   .01
                                                                                =========================

Weighted average common shares (Note 3)                                          12,695            12,586
                                                                                =========================
Weighted average common shares and common equivalents
  (Note 3)
                                                                                 12,960            12,841
                                                                                =========================



See noted to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                1998               1997
                                                                             ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                                    $  2,401           $  2,193

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                      (1,326)              (573)
    Increase in intangibles and other assets                                      (69)              (201)
    Acquisition of stations                                                      (828)            (2,660)
                                                                             ----------------------------
Net cash used in investing activities                                          (2,223)            (3,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                2,000                 --
    Payments on long-term debt                                                 (1,958)               (20)
                                                                             ----------------------------
Net cash provided by (used in) financing activities                                42                (20)

Net increase (decrease) in cash and temporary
    investments                                                                   220             (1,261)
Cash and temporary investments, beginning of period
                                                                                2,209              4,339
                                                                             ----------------------------
Cash and temporary investments, end of period                                $  2,429           $  3,078
                                                                             ============================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1997.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


3.   SUBSEQUENT EVENTS

In April, 1998 the Company declared a five-for-four split of its Class A and Class B Common Stock, for shareholders of record on May 15, 1998, effective on May 29, 1998 which will result in additional shares being issued of approximately 2,240,000 and 302,000, respectively. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split. The common stock and retained earnings accounts at March 31, 1998 reflect the retroactive capitalization of the split.

In April, 1998 the Company signed a letter of intent to acquire 50% of the stock ownership of six FM radio stations, serving Reykjavik, Iceland for approximately $1,050,000. Additionally, the Company will lend approximately $550,000 to the Icelandic entity to be repaid at negotiated terms. The investment is subject to certain conditions, including the completion of a definitive investment agreement.

4.   ACQUISITION

On March 30, 1998, the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's Class A common stock. The acquisition is subject to certain adjustments based on operating performance levels, that could result in an additional acquisition amount of $450,000 payable in cash and shares of the Company's Class A common stock. The acquisition was accounted for as a purchase, and accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as excess of cost over fair value of assets acquired.

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

     During the years ended December 31, 1997 and 1996, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1997 and 1996, Columbus accounted for an aggregate of 24% and 22%, respectively, and Milwaukee accounted for an aggregate of 24% and 23%, respectively, of the Company's station operating income. For the three month periods ended March 31, 1998 and 1997, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the three months ended March 31, 1998 and 1997, Columbus accounted for an aggregate of 23% and 27%, respectively, and Milwaukee accounted for an aggregate of 27% of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 1998 and 1997, approximately 83% and 88%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     For the three months ended March 31, 1998, the Company's net operating revenue was $15,620,000 compared with $13,515,000 for the three months ended March 31, 1997, an increase of $2,105,000 or 16%. Approximately $1,033,000 or 49% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1997. The balance of the increase in net operating revenue represented a 8% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,195,000 or 12% to $11,202,000 for the three months ended March 31, 1998, compared with $10,007,000 for the three months ended March 31, 1997. Of the total increase, approximately $887,000 or 74% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1997. The remaining balance of the increase in station operating expense of $309,000 represents a total increase of 3% in stations owned and operated by the Company for the comparable period in 1997.

     Operating profit increased by $354,000 or 25% to $1,773,000 for the three months ended March 31, 1998, compared with $1,419,000 for the three months ended March 31, 1997. The improvement was primarily the result of the $2,105,000 increase in net operating revenue, offset by the $1,195,000 increase in station operating expense, a $346,000 or 27% increase in depreciation and amortization, and a $210,000 or 26% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges of $70,000 relating to an accrued bonus to the Company's principal stockholder and approximately $15,000 pertaining to option grants primarily to local station management. The remaining increase in corporate general and administrative expenses of approximately $125,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $356,000 ($0.03 per share (adjusted for the stock split)) during the three months ended March 31, 1998, compared with net income of $114,000 ($0.01 per share) for the three months ended March 31, 1997, an increase of approximately $242,000. The increase in net income was principally the result of the $354,000 improvement in operating profit and a $71,000 decrease in interest costs, offset by a $178,000 increase in income taxes directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of March 31, 1998, the Company had $61,647,000 of long-term debt (including the current portion thereof) outstanding and approximately $45,250,000 of unused borrowing capacity under the Revolving Loan (as defined below).

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

     The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1998 the Revolving Loan will convert to a five year term loan. However, the Company is currently negotiating an amendment to the Credit Agreement which would provide that the Revolving Loan's conversion to a five year term loan will be extended to June 30, 1999, and the Facilities maturity will be extended to June 30, 2004. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 5% of the initial commitment and the outstanding amount of the Revolving Loan is required to be reduced quarterly in amounts ranging from 1.25% to 5% of the initial commitment. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

     At March 31, 1998, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.7% at March 31, 1998) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $23,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended March 31, 1998 and an aggregate amount of $377,000 in additional interest expense has been recognized since the inception of the agreement.

     During the years ended December 31, 1997, and 1996, the Company had net cash flows from operating activities of $11,659,000 and $7,679,000, respectively. During the three months ended March 31, 1998 and 1997, the Company had net cash flows from operating activities of $2,401,000 and $2,193,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

     On March 14, 1997, the Company acquired an FM radio station (KAZR-FM) serving the Des Moines, Iowa market for approximately $2,700,000. The Company began operating the radio station under the terms of a local market agreement on August 1, 1996, which remained in effect until the acquisition.

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

     On March 30, 1998, the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's Class A common stock. The acquisition is subject to certain adjustments based on operating performance levels, that could result in an additional acquisition amount of $450,000 payable in shares of the Company's Class A common stock. The acquisition was financed through additional borrowings under the Revolving Loan.

     The Company anticipates that any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     The Company's capital expenditures for the three months ended March 31, 1987 were approximately $1,326,000 ($573,000 in the comparable period in 1997). The Company anticipates capital expenditures in 1998 to be approximately $3,000,000, which it expects to finance through funds generated from operations.


INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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


                                                SAGA COMMUNICATIONS, INC.


Date:  May  14, 1998                            /s/ Samuel D. Bush
                                                ------------------
                                                Samuel D. Bush
                                                Vice President, Chief Financial
                                                Officer, and Treasurer
                                                (Principal Financial Officer)





Date:  May 14, 1998                             /s/ Catherine A. Bobinski
                                                -------------------------
                                                Catherine A. Bobinski
                                                Corporate Controller and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)