Form 10-Q
period 1998-06-30
SAGA COMMUNICATIONS INC
filed 1998-08-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 1998 was 11,199,860 and 1,510,637, respectively.

                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets--June 30, 1998 and
           December 31, 1997                                                 3

           Condensed consolidated statements of income --Three and six
           months ended June 30, 1998 and 1997                               5

           Condensed consolidated statements of cash flows -- Six months
           ended June 30, 1998 and 1997                                      6

           Notes to unaudited condensed consolidated financial statements    7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       14

Part II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 6.    Exhibits and Reports on Form 8-K                                 15

Signatures                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                   JUNE 30,              DECEMBER 31,
                                                     1998                    1997
                                                  -----------------------------------
                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and temporary investments                $  3,751                 $  2,209
    Accounts receivable, net                        14,689                   12,833
    Prepaid expenses                                 1,220                    1,269
    Other current assets                             1,515                    1,208
                                                  ---------------------------------
Total current assets                                21,175                   17,519

Property and equipment                              73,152                   70,522
    Less accumulated depreciation                  (38,281)                 (36,494
                                                  ---------------------------------
Net property and equipment                          34,871                   34,028


Other assets:

    Excess of cost over fair value of assets
        acquired, net                               20,271                   20,276
    Broadcast licenses, net                         35,053                   35,495
    Other intangibles, net                           6,211                    5,115
                                                  ---------------------------------
Total other assets                                  61,535                   60,886
                                                  ---------------------------------
                                                  $117,581                 $112,433
                                                  =================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                        JUNE 30,        DECEMBER 31,
                                                         1998               1997
                                                      ------------------------------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                  $    807          $  1,001
    Other current liabilities                            8,144             6,792
    Current portion of long-term debt                    4,743             8,139
                                                      ------------------------------
Total current liabilities                               13,694            15,932

Deferred income taxes                                    4,810             4,297
Long-term debt                                          57,823            53,466
Broadcast program rights                                   170               273
Deferred compensation                                      326               210

STOCKHOLDERS' EQUITY:
    Common stock                                           127               101
    Additional paid-in capital                          36,747            36,513
    Note receivable from principal stockholder            (790)             (790)
    Retained earnings                                    4,674             2,431
                                                      ------------------------------
Total stockholders' equity                              40,758            38,255
                                                      ------------------------------
                                                      $117,581          $112,433
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

                            Saga Communications, Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
                      (in thousands except per share data)
                                    Unaudited

                                                                        THREE MONTHS                      SIX MONTHS
                                                                           ENDED                             ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                  --------------------------------------------------------
                                                                   1998             1997            1998             1997
                                                                  --------------------------------------------------------
Net operating revenue                                             $20,159         $17,508         $35,779         $31,023

Station operating expense:

        Programming and technical                                   4,129           3,686           8,148           7,354
        Selling                                                     5,810           5,132          10,257           8,930
        Station general and administrative                          2,807           2,414           5,543           4,955
                                                                  --------------------------------------------------------
            Total station operating expense                        12,746          11,232          23,948          21,239
                                                                  --------------------------------------------------------
Station operating income before corporate general and
    administrative, depreciation and amortization                   7,413           6,276          11,831           9,784
        Corporate general and administrative                        1,244           1,074           2,261           1,881
        Depreciation and amortization                               1,539           1,450           3,167           2,732
                                                                  --------------------------------------------------------
Operating profit                                                    4,630           3,752           6,403           5,171
Other expenses:
        Interest expense                                            1,143           1,172           2,283           2,383
        Other                                                          82               1              93               7
                                                                  --------------------------------------------------------
Income before income tax                                            3,405           2,579           4,027           2,781
Income tax provision                                                1,491           1,087           1,757           1,175
                                                                  ========================================================
Net income and comprehensive income                               $ 1,914         $ 1,492         $ 2,270         $ 1,606
                                                                  ========================================================

Earnings per share (basic and diluted)                            $   .15         $   .12         $   .18         $    .13
                                                                  ========================================================

Weighted average common shares (Note 3)                            12,710          12,586          12,703          12,586
                                                                  ========================================================
Weighted average common shares and common equivalents (Note 3)

                                                                   12,980          12,856          12,970          12,850
                                                                  ========================================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        1998             1997
                                                                     --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                            $  4,860         $  4,277

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                              (2,190)          (1,274)
    Proceeds from sale of assets                                            3              306
    Increase in intangibles and other assets                             (240)            (430)
    Acquisition of stations                                            (1,930)         (15,383)
    Equity in operating results of investment                              80                -
                                                                     --------------------------
Net cash used in investing activities                                  (4,277)         (16,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        3,500           11,250
    Payments on long-term debt                                         (2,539)          (1,030)
    Net proceeds from exercise of stock options                             -              102
    Fractional shares - stock split                                        (2)               -
                                                                     --------------------------
Net cash provided by financing activities                                 959           10,322
                                                                     --------------------------
Net increase (decrease) in cash and temporary investments               1,542           (2,182)
Cash and temporary investments, beginning of period                     2,209            4,339
                                                                     --------------------------
Cash and temporary investments, end of period                        $  3,751         $  2,157
                                                                     ==========================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1997.

2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

3.  STOCK SPLIT

On May 29, 1998 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of approximately 2,240,000 and 302,000, respectively, for holders of record on May 15, 1998. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split.

4.  COMMITMENT

On May 18, 1998 the Company amended its credit agreement to provide that the Revolving Loan's conversion to a five year term loan be extended to June 30, 1999 from June 30, 1998, and to extend the Facilities maturity date to June 30, 2004 from June 30, 2003. The amendment modified the quarterly payments which are required on the Term Loan from a range of 2.5% to 5% to a range of 1.25% to 5%. The amendment also modified the quarterly payments, which are required on the outstanding amount of the Revolving Loan on September 30, 1999, from a range of 1.25% to 5% to a range of 2.5% to 7.5%.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

5.  SUBSEQUENT EVENT

On July 7, 1998, the Company entered into an agreement to purchase KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company will also assume an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate). The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the fourth quarter of 1998.

On July 10, 1998, the Company signed a letter of intent to purchase an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000. The transaction is subject to the completion of a definitive asset purchase agreement and the approval of the Federal Communications Commission, and is expected to close during the fourth quarter of 1998.

On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company will purchase, on the open market, up to $2,000,000 of its Class A Common Stock.

6.  STATION ACQUISITIONS

On March 30, 1998, the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's Class A common stock. The acquisition is subject to certain adjustments based on operating performance levels that could result in an additional acquisition amount of $450,000 payable in cash and shares of the Company's Class A common stock. The acquisition was accounted for as a purchase and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as excess of cost over fair value of assets acquired.

On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland for approximately $1,100,000. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. The investment is accounted for using the equity method. The Company's equity in the operating results of Finn Midill, ehf. since acquisition have not been significant.

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

       During the years ended December 31, 1997 and 1996, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1997 and 1996, Columbus accounted for an aggregate of 24% and 22%, respectively, and Milwaukee accounted for an aggregate of 24% and 23%, respectively, of the Company's station operating income. For the six month periods ended June 30, 1998 and 1997, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the six months ended June 30, 1998 and 1997, Columbus accounted for an aggregate of 22% and 25%, respectively, and Milwaukee accounted for an aggregate of 25% of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

       Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 1998 and 1997, approximately 82% and 81%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

       The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

       For the three months ended June 30, 1998, the Company's net operating revenue was $20,159,000 compared with $17,508,000 for the three months ended June 30, 1997, an increase of $2,651,000 or 15%. Approximately $1,212,000 or 46%
of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1997. The balance of the increase in net operating revenue represented an 8% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,514,000 or 13.5% to $12,746,000 for the three months ended June 30, 1998, compared with $11,232,000 for the three months ended June 30, 1997. Of the total increase, approximately $973,000 or 64% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1997. The remaining balance of the increase in station operating expense of $541,000 represents a total increase of 5% in stations owned and operated by the Company for the comparable period in 1997.

       Operating profit increased by $878,000 or 23% to $4,630,000 for the three months ended June 30, 1998, compared with $3,752,000 for the three months ended June 30, 1997. The improvement was primarily the result of the $2,651,000 increase in net operating revenue, offset by the $1,514,000 increase in station operating expense, a $89,000 or 6% increase in depreciation and amortization, and a $170,000 or 16% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges of $70,000 relating to an accrued bonus to the Company's principal stockholder, $40,000 in non-recurring employee benefit related matters, and the remaining increase of approximately $60,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

       The Company generated net income in the amount of approximately $1,914,000 ($0.15 per share) during the three months ended June 30, 1998, compared with net income of $1,492,000 ($0.12 per share) for the three months ended June 30, 1997, an increase of approximately $422,000. The increase in net income was principally the result of the $878,000 improvement in operating profit, offset by a $404,000 increase in income taxes directly associated with the improved operating performance of the Company.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

       For the six months ended June 30, 1998, the Company's net operating revenue was $35,779,000 compared with $31,023,000 for the six months ended June 30, 1997, an increase of $4,756,000 or 15%. Approximately $2,245,000 or 47% of
the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1997. The balance of the increase in net operating revenue represented an 8% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,709,000 or 13% to $23,948,000 for the six months ended June 30, 1998, compared with $21,239,000 for the six months ended June 30, 1997. Of the total increase, approximately $1,860,000 or 69% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1997. The remaining balance of the increase in station operating expense of $849,000 represents a total increase of 4% in stations owned and operated by the Company for the comparable period in 1997.

       Operating profit increased by $1,232,000 or 24% to $6,403,000 for the six months ended June 30, 1998, compared with $5,171,000 for the six months ended June 30, 1997. The improvement was primarily the result of the $4,756,000 increase in net operating revenue, offset by the $2,709,000 increase in station operating expense, a $435,000 or 16% increase in depreciation and amortization, and a $380,000 or 20% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges of $140,000 relating to an accrued bonus to the Company's principal stockholder, $50,000 in non-recurring employee benefit related matters, and the remaining increase of approximately $190,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

       The Company generated net income in the amount of approximately $2,270,000 ($0.18 per share) during the six months ended June 30, 1998, compared with net income of $1,606,000 ($0.13 per share) for the six months ended June 30, 1997, an increase of approximately $664,000. The increase in net income was principally the result of the $1,232,000 improvement in operating profit, offset by a $582,000 increase in income taxes directly associated with the improved operating performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of June 30, 1998, the Company had $62,566,000 of long-term debt (including the current portion thereof) outstanding and approximately $43,750,000 of unused borrowing capacity under the Revolving Loan (as defined below).

       The Company has a credit agreement (the "Credit Agreement") with BankBoston, N.A.; The Bank of New York; Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A. (collectively, the "Lenders"), with two facilities (the "Facilities"): a $54,000,000 senior secured term loan (the "Term Loan") and a $56,000,000 senior secured reducing revolving/term loan facility (the "Revolving Loan"). The Facilities mature June 30, 2004. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

       On May 18, 1998 the Company amended its credit agreement to provide that the Revolving Loan's conversion to a five year term loan be extended to June 30, 1999 from June 30, 1998, and to extend the Facilities maturity date to June 30, 2004 from June 30, 2003. The amendment modified the quarterly payments which are required on the Term Loan from a range of 2.5% to 5% to a range of 1.25% to 5%. The amendment also modified the quarterly payments, which are required on the outstanding amount of the Revolving Loan on September 30, 1999, from a range of 1.25% to 5% to a range of 2.5% to 7.5%.

       The Revolving Loan has a total commitment of $56,000,000, of which $51,000,000 may be used for permitted acquisitions and related transaction expenses and $5,000,000 may be used for working capital needs and stand-by letters of credit. On June 30, 1999 the Revolving Loan will convert to a five year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 1.25% to 5% of the initial commitment and the outstanding amount of the Revolving Loan is required to be reduced quarterly in amounts ranging from 2.5% to 7.5% of the amount outstanding on September 30, 1999. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

       At June 30, 1998, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.7% at June 30, 1998) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $60,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the six months ended June 30, 1998 and an aggregate amount of $414,000 in additional interest expense has been recognized since the inception of the agreement.

       During the years ended December 31, 1997, and 1996, the Company had net cash flows from operating activities of $11,659,000 and $7,679,000, respectively. During the six months ended June 30, 1998 and 1997, the Company had net cash flows from operating activities of $4,860,000 and $4,277,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

       On June 17, 1998 the Company acquired 50% in the outstanding stock of Finn Midill, ehf. an Icelandic Corporation which owns six FM radio stations serving Reykjavik, Iceland for approximately $1,100,000. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. The investment is accounted for using the equity method. The company's equity in the operating results of Finn Midill, ehf. since acquisition have not been significant.

       The 1998 acquisitions and investment in Finn Midill, ehf. were financed through additional borrowings of $3,500,000 under the Revolving Loan.

       The Company anticipates that any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

       On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company intends to purchase, on the open market, up to $2,000,000 of its Class A Common Stock. The Company anticipates that any shares purchased under the Buy-Back Program will be financed through funds generated from operations or borrowings under the Revolving Loan.

       The Company's capital expenditures for the six months ended June 30, 1998 were approximately $2,190,000 ($1,274,000 in the comparable period in 1997). The Company anticipates capital expenditures in 1998 to be approximately $3,000,000, which it expects to finance through funds generated from operations.

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

       The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $300,000, which includes the cost of new software and hardware, most of which will be capitalized. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 11, 1998.

          (b)  Not applicable

          (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (Does not reflect the five-for-four stock split effective May 29, 1998)

               (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                   Name                        For                  Withheld
                   ----                        ---                  --------
                   Jonathan Firestone*       5,519,794                9,854
                   Joseph P. Misiewicz*      5,519,794                9,854
                   Edward K. Christian       6,728,304                9,854
                   Donald Alt                6,727,804               10,354
                   Kristin Allen             6,727,804               10,354
                   Gary Stevens              6,727,804               10,354
                   -------------------------------------------------
                   * Elected by the holders of Class A Common Stock.

               (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1998 was approved with 17,612,555 votes cast for, 1,851 votes cast against, 342 abstentions and 0 broker non-votes.

          (d)  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          4 Amendment No. 1 to Credit Agreement dated as of May 18, 1998 by and between Saga Communications, Inc. and BankBoston, N.A.; The Bank of New York; Fleet Bank, N.A.; Mellon Bank, N.A.; and Union Bank of California, N.A.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SAGA COMMUNICATIONS, INC.


Date:  August  14, 1998                       /s/ Samuel D. Bush
                                              -------------------------------
                                              Samuel D. Bush
                                              Vice President, Chief Financial
                                              Officer, and Treasurer
                                              (Principal Financial Officer)

Date:  August 14, 1998                        /s/ Catherine A. Bobinski
                                              -------------------------------
                                              Catherine A. Bobinski
                                              Corporate Controller and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)