Form 10-Q
period 1998-09-30
SAGA COMMUNICATIONS INC
filed 1998-11-16
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly Period ended September 30, 1998

                                       or

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----     ----

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 1998 was 11,203,360 and 1,510,637, respectively.

                                      INDEX


                                                                               PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets -- September 30, 1998
               and December 31, 1997                                            3

               Condensed consolidated statements of income -- Three and nine
               months ended September 30, 1998 and 1997                         5

               Condensed consolidated statements of cash flows -- Nine months
               ended September 30, 1998 and 1997                                6

               Notes to unaudited condensed consolidated financial statements   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk      16

Part II.       OTHER INFORMATION

Item 5.        Other Information                                               17

Item 6.        Exhibits and Reports on Form 8-K                                17

Signatures                                                                     18


                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                   ------------   ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and temporary investments                                  $   4,929     $   2,209
    Accounts receivable, net                                           14,695        12,833
    Prepaid expenses                                                    1,389         1,269
    Other current assets                                                1,566         1,208
                                                                    ---------     ---------
Total current assets                                                   22,579        17,519

Property and equipment                                                 73,223        70,522
    Less accumulated depreciation                                     (39,186)      (36,494)
                                                                    ---------     ---------
Net property and equipment                                             34,037        34,028

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                                   20,099        20,276
    Broadcast licenses, net                                            35,000        35,495
    Other intangibles, net                                              7,906         5,115
                                                                    ---------     ---------
Total other assets                                                     63,005        60,886
                                                                    ---------     ---------
                                                                    $ 119,621     $ 112,433
                                                                    =========     =========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      1998             1997
                                                                   ------------     ------------
                                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                  $   810       $  1,001
    Other current liabilities                                           8,000          6,792
    Current portion of long-term debt                                   6,017          8,139
                                                                      -------       --------
Total current liabilities                                              14,827         15,932

Deferred income taxes                                                   4,972          4,297
Long-term debt                                                         56,118         53,466
Broadcast program rights                                                  347            273
Deferred compensation                                                     326            210

STOCKHOLDERS' EQUITY:
    Common stock                                                          127            101
    Additional paid-in capital                                         36,751         36,513
    Note receivable from principal stockholder                           (790)          (790)
    Retained earnings                                                   7,066          2,431
    Treasury Stock (Note 4)                                              (123)            --
                                                                      --------      --------
Total stockholders' equity                                             43,031         38,255
                                                                      --------      --------
                                                                      $119,621      $112,433
                                                                      ========      ========


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

                            Saga Communications, Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
                      (in thousands except per share data)
                                    Unaudited

                                                                  THREE MONTHS                 NINE MONTHS
                                                                      ENDED                       ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------------------------------------
                                                               1998          1997         1998          1997
                                                           --------------------------------------------------------
Net operating revenue                                        $19,941        $17,091      $55,720       $48,114

Station operating expense:
       Programming and technical                               4,342          3,928       12,490        11,282
       Selling                                                 4,796          4,317       15,053        13,247
       Station general and administrative                      2,687          2,486        8,230         7,441
                                                             -------        -------      -------       -------
          Total station operating expense                     11,825         10,731       35,773        31,970
                                                             -------        -------      -------       -------
Station operating income before corporate general and
    administrative, depreciation and amortization              8,116          6,360       19,947        16,144
       Corporate general and administrative                    1,017            959        3,278         2,840
       Depreciation and amortization                           1,633          1,520        4,800         4,252
                                                             -------        -------      -------       -------
Operating profit                                               5,466          3,881       11,869         9,052
Other expenses:
       Interest expense                                        1,159          1,325        3,442         3,708
       Other                                                     252              -          345             7
                                                             -------        -------      -------       -------
Income before income tax                                       4,055          2,556        8,082         5,337
Income tax provision                                           1,663          1,077        3,420         2,252
                                                             -------        -------      -------       -------
Net income and comprehensive income                          $ 2,392        $ 1,479      $ 4,662       $ 3,085
                                                             =======        =======      =======       =======
Earnings per share:
       Basic                                                   $ .19           $.12         $.37          $.24
                                                             =======        =======      =======       =======
       Diluted                                                 $ .18           $.11         $.36          $.24
                                                             =======        =======      =======       =======
Weighted average common shares (Note 3)                       12,711         12,678       12,705        12,617
                                                             =======        =======      =======       =======
Weighted average common shares and common equivalents
    (Note 3)                                                  12,979         12,911       12,967        12,880
                                                             =======        =======      =======       =======

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                -------------------
                                                                                  1998        1997
                                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                                        $ 8,716     $ 8,139

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                         (2,424)     (2,121)
    Proceeds from sale of assets                                                       2         304
    Increase in intangibles and other assets                                      (2,149)       (522)
    Acquisition of stations                                                       (2,155)    (15,383)
    Equity in operating results of investment                                        320          --
                                                                                 -------     -------
Net cash used in investing activities                                             (6,406)    (17,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                   3,500      11,250
    Payments on long-term debt                                                    (2,970)     (3,210)
    Purchase of treasury stock                                                      (123)         --
    Net proceeds from exercise of stock options                                        4         392
    Fractional shares stock split                                                     (1)         --
                                                                                 -------     -------
Net cash provided by financing activities                                            410       8,432
                                                                                 -------     -------
Net increase (decrease) in cash and temporary investments                          2,720      (1,151)
Cash and temporary investments, beginning of period                                2,209       4,339
                                                                                 -------     -------
Cash and temporary investments, end of period                                    $ 4,929     $ 3,188
                                                                                 =======     =======

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1997.


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

On July 7, 1998, the Company entered into an agreement to purchase KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company will also assume an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate). The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the first quarter of 1999.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.  COMMITMENTS (CONTINUED)

On August 31, 1998, the Company entered into an agreement to purchase an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000. The transaction is subject to the approval of the Federal Communications Commission, and is expected to close during the fourth quarter of 1998.

On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company intends to purchase, up to $2,000,000 of its Class A Common Stock. As of September 30, 1998 the Company had purchased 7,700 shares at an average price of $16.00 per share.

On October 22, 1998, the Company entered into an agreement to purchase an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,000,000. The transaction is subject to the approval of the Federal Communications Commission, and is expected to close during the first quarter of 1999.


5.  STATION ACQUISITIONS

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

On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland, for approximately $1,100,000. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. The investment is accounted for using the equity method. The Company's equity in the operating results of Finn Midill, ehf. is reported in other expenses as a loss of approximately $320,000.


6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the operations of the Company.

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

     During the years ended December 31, 1997 and 1996, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus and Milwaukee stations. For the years ended December 31, 1997 and 1996, Columbus accounted for an aggregate of 24% and 22%, respectively, and Milwaukee accounted for an aggregate of 24% and 23%, respectively, of the Company's station operating income. For the nine month periods ended September 30, 1998 and 1997, none of the Company's operating locations represented more that 15% of the Company's station operating income, other than the Columbus and Milwaukee stations. For the nine months ended September 30, 1998 and 1997, Columbus accounted for an aggregate of 22% and 25%, respectively, and Milwaukee accounted for an aggregate of 25% and 26%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these locations' relative market positions could have a significant impact on the Company's operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 1998 and 1997, approximately 81% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months which comprise the first quarter.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     For the three months ended September 30, 1998, the Company's net operating revenue was $19,941,000 compared with $17,091,000 for the three months ended September 30, 1997, an increase of $2,850,000 or 17%. Approximately $544,000 or 19% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1997. The balance of the increase in net operating revenue represented an 13.5% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,094,000 or 10% to $11,825,000 for the three months ended September 30, 1998, compared with $10,731,000 for the three months ended September 30, 1997. Of the total increase, approximately $386,000 or 35% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1997. The remaining balance of the increase in station operating expense of $708,000 represents a total increase of 6.6% in stations owned and operated by the Company for the comparable period in 1997.

     Operating profit increased by $1,585,000 or 41% to $5,466,000 for the three months ended September 30, 1998, compared with $3,881,000 for the three months ended September 30, 1997. The improvement was primarily the result of the $2,850,000 increase in net operating revenue, offset by the $1,094,000 increase in station operating expense, a $113,000 or 7% increase in depreciation and amortization, and a $58,000 or 6% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the Company's recent acquisitions. (See Note 5 to the Company's Condensed Consolidated Financial Statements.) The increase in corporate general and administrative charges was primarily attributable to additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $2,392,000 ($0.19 per basic share) during the three months ended September 30, 1998, compared with net income of $1,479,000 ($0.12 per basic share) for the three months ended September 30, 1997, an increase of approximately $913,000. The increase in net income was principally the result of the $1,585,000 improvement in operating profit and a decrease in interest expense of $166,000, offset by a $252,000 increase in other expense and a $586,000 increase in income taxes directly associated with the improved operating performance of the Company. The decrease in interest expense was primarily attributable to decreased interest rates. The increase in other expense was principally the result of the Company's equity in the operating results of an investment in Reykjavik, Iceland, the loss in which is reported as other expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, the Company's net operating revenue was $55,720,000 compared with $48,114,000 for the nine months ended September 30, 1997, an increase of $7,606,000 or 16%. Approximately $3,130,000 or 41% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1997. The balance of the increase in net operating revenue represented a 9% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,803,000 or 12% to $35,773,000 for the nine months ended September 30, 1998, compared with $31,970,000 for the nine months ended September 30, 1997. Of the total increase, approximately $2,357,000 or 62% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1997. The remaining balance of the increase in station operating expense of $1,446,000 represents a total increase of 5% in stations owned and operated by the Company for the comparable period in 1997.

     Operating profit increased by $2,817,000 or 31% to $11,869,000 for the nine months ended September 30, 1998, compared with $9,052,000 for the nine months ended September 30, 1997. The improvement was primarily the result of the $7,606,000 increase in net operating revenue, offset by the $3,803,000 increase in station operating expense, a $548,000 or 13% increase in depreciation and amortization, and a $438,000 or 15% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to a $70,000 increase in deferred compensation charges relating to an accrued bonus to the Company's principal stockholder, $50,000 in non-recurring employee benefit related matters, and the remaining increase of approximately $318,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $4,662,000 ($0.37 per share) during the nine months ended September 30, 1998, compared with net income of $3,085,000 ($0.24 per share) for the nine months ended September 30, 1997, an increase of approximately $1,577,000. The increase in net income was principally the result of the $2,817,000 improvement in operating profit and a $266,000 decrease in interest expense, offset by a $338,000 increase in other expense and a $1,168,000 increase in income taxes directly associated with the improved operating performance of the Company. The decrease in interest expense was primarily attributable to decreased interest rates, the increase in other expense was principally the result of the Company's equity in the operating results of an investment in Reykjavik, Iceland.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of September 30, 1998, the Company had $62,135,000 of long-term debt (including the current portion thereof) outstanding and approximately $43,750,000 of unused borrowing capacity under the Revolving Loan (as defined below).

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

     The Company is currently in the process of negotiating a new credit agreement, with a total commitment of $150,000,000 in borrowing capacity. The Company anticipates having the new credit agreement in place late in the fourth quarter of 1998 or in the first quarter of 1999.

     At September 30, 1998, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.6% at September 30, 1998) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $100,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the nine months ended September 30, 1998 and an aggregate amount of $454,000 in additional interest expense has been recognized since the inception of the agreement.

     During the years ended December 31, 1997, and 1996, the Company had net cash flows from operating activities of $11,659,000 and $7,679,000, respectively. During the nine months ended September 30, 1998 and 1997, the Company had net cash flows from operating activities of $8,716,000 and $8,139,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

     On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf. an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland, for approximately $1,100,000. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. The investment is accounted for using the equity method. The Company's equity in the operating results of Finn Midill, ehf. since acquisition have not been significant.

     The 1998 acquisition of the Michigan Radio Network and the investment in Finn Midill, ehf. were financed through additional borrowings of $3,500,000 under the Revolving Loan.

     The Company anticipates that any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Revolving Loan, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company intends to purchase up to $2,000,000 of its Class A Common Stock. As of September 30, 1998, the Company has acquired 7,700 shares at an average price per share of $16.00. The Company anticipates that any additional shares purchased under the Buy-Back Program will be financed through funds generated from operations or borrowings under the Revolving Loan.

     The Company's capital expenditures for the nine months ended September 30, 1998 were approximately $2,424,000 ($2,121,000 in the comparable period in 1997). The Company anticipates capital expenditures in 1998 to be approximately $3,500,000, which it expects to finance through funds generated from operations.


IMPACT OF THE YEAR 2000

     The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

     Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, Y2K can be mitigated. However, if such modifications and replacements are not made, or are not timely completed, Y2K could have a material impact on the operations of the Company.

     The Company's plan to resolve Y2K involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by Y2K. The assessment indicated that some significant financial and operational systems could be affected by Y2K, including: i) accounting and financial reporting systems, ii) broadcast studio equipment and software necessary to deliver programming, iii) certain computer hardware not capable of recognizing a four digit code for the applicable year, iv) certain traffic and billing software, and v) certain local area networks. The assessment phase will be completed in the fourth quarter of 1998. The Company is also assessing the potential external risks associated with Y2K, including Y2K compliance status of its significant external agents. To date the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's result of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company's remediation phase is to replace or upgrade to Y2K compliant software and hardware if applicable for related systems based upon its findings during the assessment phase. The Company anticipates completing this phase no later than June 30, 1999. The Company's testing and implementation phases will run concurrently for certain systems. Completion of the testing phase for all significant systems is expected by June 30, 1999.

     The Company will utilize both internal and external resources to replace, upgrade, test and implement the software and operating equipment for Y2K modifications. The total Y2K project cost is estimated at approximately $500,000, which includes the cost of new software and hardware, most of which will be capitalized. The project is estimated to be completed not later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, Y2K will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, Y2K could have a material impact on the operations of the Company.

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

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does no complete any additional phases, the Company could experience disruptions in its operations, including among other things a temporary inability to process financial transactions, deliver broadcast programming, or engage in normal operational and business activities. In addition, disruptions in the economy generally resulting from Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans for certain critical applications. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION


Item 5.       Other Information

              Stockholders who intend to submit proposals at the 1999 Annual Meeting of Stockholders, currently scheduled to be held on May 10, 1999, without including such proposals in the Proxy Statement for such meeting must notify the Company of this intention no later than February 22, 1999.

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


                                                 SAGA COMMUNICATIONS, INC.


Date:  November 13, 1998                         /s/ Samuel D. Bush
                                                 -------------------------------
                                                 Samuel D. Bush
                                                 Vice President, Chief Financial
                                                 Officer, and Treasurer
                                                 (Principal Financial Officer)



Date:  November 13, 1998                         /s/ Catherine A. Bobinski
                                                 -------------------------------
                                                 Catherine A. Bobinski
                                                 Corporate Controller and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)