Form 10-K
period 1998-12-31
SAGA COMMUNICATIONS INC
filed 1999-03-30
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period for __________ to __________

Commission file number 1-11588

                            SAGA COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                        38-3042953
------------------------------------------------          -------------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer Identification
                 organization)                                         No.)

              73 Kercheval Avenue
         Grosse Pointe Farms, Michigan                                 48236
------------------------------------------------          -------------------------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (313) 886-7070
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange on which
Title of each class                                                 registered
------------------------------------------------          -------------------------------
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
                                              --  --
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $19.00 per share (the closing price of the Class A Common Stock on March 18, 1999 on the American Stock Exchange): $216,215,326.

    The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 18, 1999 was 11,393,087 and 1,510,637, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated by reference in Part III hereof.

                                     PART I


ITEM 1. BUSINESS

RECENT DEVELOPMENTS

      On March 30, 1998 the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's class A common stock. The acquisition is subject to certain adjustments, based on operating performance levels, that could result in an additional acquisition amount of $450,000 payable in shares of the Company's Class A Common Stock.

      On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland, for approximately $1,100,000. The investment is accounted for using the equity method. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. As of December 31, 1998, the Company has loaned an additional $1,540,000 to Finn Midill, ehf. for working capital needs; this loan is non-interest bearing.

      On December 1, 1998, the Company acquired an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000.

      On July 7, 1998, the Company entered into an agreement to purchase KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company will also assume an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate). The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.

      On September 21, 1998, the Company signed a letter of intent to purchase a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,750,000, including approximately $1,125,000 of the Company's Class A common stock. The Company closed on this transaction in January, 1999.

      On October 22, 1998, the Company entered into an agreement to purchase an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,000,000. The Company closed on this transaction in January, 1999.

      On December 2, 1998, the Company entered into an agreement to purchase an AM radio station (KBFW-AM) serving the Bellingham, Washington market for approximately $1,000,000. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.

      In February 1999, the Company entered into an agreement to purchase WXVT TV (a CBS affiliate), serving the Greenville, Mississippi market for approximately $5,200,000, including approximately $600,000 of the Company's Class A common stock. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 1999.

      For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

BUSINESS

      The Company is a broadcast company whose business is primarily devoted to acquiring, developing and operating radio and television stations. As of March 18,1999 the Company owned and operated one television station, three state radio networks, and twenty-six FM and fifteen AM radio stations serving thirteen markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin. Additionally, the Company has an equity interest in six FM radio stations serving Reykjavik, Iceland

      The Company's television station KOAM-TV, serving the Joplin, Missouri/Pittsburg, Kansas market, which ranked as market 146 by number of television households, is one of four television stations in the market. The station is a CBS affiliate and the number one rated television station, by number of viewers, in the market. (All of the above information was derived from Investing in Television Market Report 1998, based on A.C. Nielson ratings and data.)

The following table sets forth certain information about the Company's radio stations and their markets as of March 18, 1999:

                                     1998
                                     Market                                       Target
                                     Ranking                                      Demographics
                                     by Radio                                     Ranking (by       Target
Station        Market (a)            Revenue (b)    Station Format                listeners) (c)    Demographics
-------        ----------            -----------    --------------                --------------    ------------

FM:
WSNY           Columbus, OH             29          Adult Contemporary            N/S               Women 25-54
WKLH           Milwaukee, WI            33          Classic Hits                  2                 Men 25-49
WLZR           Milwaukee, WI            33          Album Oriented Rock           1                 Men 18-34
WPNT           Milwaukee, WI            33          Modern Adult Contemporary     8                 Women 25-34
WFMR           Milwaukee, WI            33          Classical                     7                 Adults 45+
WNOR           Norfolk, VA              46          Album Oriented Rock           2(d)              Men 18-34
WAFX           Norfolk, VA              46          Classic Hits                  3                 Men 25-49
KSTZ           Des Moines, IA           73          Hot Adult Contemporary        1                 Women 18-34
KIOA           Des Moines, IA           73          Oldies                        1                 Adults 35-54
KAZR           Des Moines, IA           73          Album Oriented Rock           1(e)              Men 18-34
KLTI           Des Moines, IA           73          Soft Adult Contemporary       6                 Women 35-54
WMGX           Portland, ME             90          Hot Adult Contemporary        1                 Women 25-54
WYNZ           Portland, ME             90          Oldies                        2                 Adults 35-54
WPOR           Portland, ME             90          Country                       1(d,e)            Adults 35+
WAQY           Springfield, MA          96          Album Oriented Rock           1(d)              Men 18-49
WZID           Manchester, NH          108          Adult Contemporary            1                 Adults 25-54
WQLL           Manchester, NH          108          Oldies                        2                 Adults 35-54
WYMG           Springfield, IL         152          Classic Hits                  3                 Men 25-54
WQQL           Springfield, IL         152          Oldies                        1                 Adults 35-54
WDBR           Springfield, IL         152          Contemporary Hits             1                 Women 18-34
WYXY           Springfield, IL         152          Country                       3(e)              Adults 25-49
WLRW           Champaign, IL           165          Hot Adult Contemporary        2(e)              Women 18-49
WIXY           Champaign, IL           165          Country                       1                 Adults 25-54
KCLH           Sioux City IA           215          Classic Hits                  4                 Men 25-49
KISM           Bellingham, WA          N/A          Rock                          1                 Men 25-54
KAFE           Bellingham, WA          N/A          Adult Contemporary            1                 Women 25-54

AM:
WVKO           Columbus, OH             29          Gospel                        N/S               Adults 35+
WJYI           Milwaukee, WI            33          Contemporary Christian        N/R               Adults 18+
WNOR           Norfolk, VA              46          Album Oriented Rock           2(d)              Men 18-34
KRNT           Des Moines, IA           73          Nostalgia/Sports              4                 Adults 35+
KXTK           Des Moines, IA           73          Talk/Sports                   13(e)             Adults 35+
WGAN           Portland, ME             90          News/Talk                     1(e)              Adults 35+
WZAN           Portland, ME             90          News/Talk                     7                 Men 35-54
WPOR           Portland, ME             90          Country                       1(d,e)            Adults 35+
WAQY           Springfield, MA          96          Album Oriented Rock           1(d)              Men 18-49
WFEA           Manchester, NH          108          Nostalgia/Talk                4                 Adults 35+
WTAX           Springfield, IL         152          News/Talk                     2                 Adults 35+
WVAX           Springfield, IL         152          News/Talk                     N/R               Adults 35+
WNAX           Yankton, SD             N/A          Full Service/Country          1                 Adults 35+
KGMI           Bellingham, WA          N/A          News/Talk                     1                 Adults 35+
KPUG           Bellingham, WA          N/A          Talk/Sports                   4                 Adults 35+

------------------
(footnotes on next page)

(a)      Actual city of license may differ from metro market actually served.

(b)      Derived from Investing in Radio 1998 Market Report.

(c) Information derived from most recent available Arbitron Radio Market Report except for Columbus and Bellingham. The Columbus and Bellingham information was derived from Investing in Radio 1998 Market Report, and the 1998 Willhight Research Audience Measurement Surveys report, respectively.

(d) AM and FM stations are simulcast. Accordingly, ranking information pertains to the combined stations.

(e)      Tied for position.

N/A      Information currently not available.

N/R      Station does not appear in Arbitron Radio Market Report.

N/S Non Subscriber - Station does not currently subscribe to Arbitron Radio Market Report.


COMPANY STRATEGY

      The Company's strategy is to operate top billing radio and television stations in mid-sized markets. The Company prefers to operate in mid-sized markets, which it defines as markets ranked (by market revenues) from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of March 18, 1999, the Company owns and/or operates at least one of the top four billing stations in each of its radio markets for which independent data exists. Twenty five of the 26 FM stations and 14 of the 15 AM stations owned and/or operated by the Company subscribe to independent listener rating services.

      Based on the most recent information available, 13 of the 26 FM radio stations and 5 of the 15 AM radio stations owned and/or operated by the Company were ranked number one (by number of listeners), and its television station was ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in the Company's strategy to achieve top ratings in both its radio and television operations. In many of the Company's markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases it is the practice of the Company to use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, the Company does not subscribe to an independent listener rating service.

      The Company's radio stations employ a variety of programming formats, including but not limited to Classic Hits, Adult Contemporary, Album Oriented Rock, News/Talk, Country and Classical. The Company regularly performs extensive market research, including music evaluations, focus groups and strategic vulnerability studies. The Company's stations also employ audience promotions to further develop and secure a loyal following.

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

      Approximately 82% of the Company's revenue in fiscal 1998 was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all its markets, the

Company attempts to maintain a local sales force which is generally larger than that of its competitors. In its sales efforts, the Company's principal goal is to develop long-standing customer relationships through frequent direct contacts, which the Company believes represents a competitive advantage. The Company also typically provides incentive to its sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

      Each of the Company's stations also engage national independent sales representatives to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 1998 was approximately $14,711,000 or 17%.


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

      Other media, including broadcast television and/or radio (as applicable), cable television, newspapers, magazines, direct mail, the internet, coupons and billboard advertising, also compete with the Company's stations for advertising revenues.

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

EMPLOYEES

      As of December 31, 1998, the Company had approximately 572 full-time employees and 214 part-time employees, none of whom are represented by unions. The Company believes that its relations with its employees are good.

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

      LICENSE RENEWAL. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under it's "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of any of the Company's stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the "two-step" renewal process. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

      The Company owns television station KOAM-TV, channel 7, serving the Joplin, Missouri/Pittsburg, Kansas market, operating at a power of 316,000 watts (visual), and 61,600 watts (aural). The expiration date of the stations FCC authorization is June 1, 2006.

The following table sets forth the market and broadcast power of each of the Company's radio stations and the date on which each such station's FCC license expires:

                                                                        Expiration
                                                                        Date of FCC
Station            Market(1)                 Power (Watts)(2)           Authorization

FM:
WSNY               Columbus, OH                 50,000                  October 1, 2004
WKLH               Milwaukee, WI                50,000                  December 1, 2004
WLZR               Milwaukee, WI                50,000                  December 1, 2004
WFMR               Milwaukee, WI                 6,000                  December 1, 2004
WPNT               Milwaukee, WI                 6,000                  December 1, 2004
WNOR               Norfolk, VA                  50,000                  October 1, 2003
WAFX               Norfolk, VA                 100,000                  October 1, 2003
KSTZ               Des Moines, IA              100,000                  February 1, 2005
KIOA               Des Moines, IA              100,000                  February 1, 2005
KAZR               Des Moines, IA              100,000                  February 1, 2005
KLTI-FM            Des Moines, IA              100,000                  February 1, 2005
WAQY               Springfield, MA              50,000                  April 1, 2006
WMGX               Portland, ME                 50,000                  April 1, 2006
WYNZ               Portland, ME                 25,000                  April 1, 2006
WPOR               Portland, ME                 50,000                  April 1, 2006
WYMG               Springfield, IL              50,000                  December 1, 2004
WQQL               Springfield, IL              50,000                  December 1, 2004
WDBR               Springfield, IL              50,000                  December 1, 2004
WYXY               Lincoln, IL                  25,000                  December 1, 2004
WZID               Manchester, NH               50,000                  April 1, 2006
WQLL               Manchester, NH                6,000                  April 1, 2006
WLRW               Champaign, IL                50,000                  December 1, 2004
WIXY               Champaign, IL                25,000                  December 1, 2004
KCLH               Yankton, SD                 100,000                  April 1, 2005
KISM               Bellingham, WA              100,000                  February 1, 2006
KAFE               Bellingham, WA              100,000                  February 1, 2006

AM:
WVKO               Columbus, OH                  1,000                  October 1, 2004
WJYI               Milwaukee, WI                 1,000                  December 1, 2004
WNOR               Norfolk, VA                   1,000                  October 1, 2003
KRNT               Des Moines, IA                5,000                  February  1, 2005
KXTK               Des Moines, IA               10,000                  February  1, 2005
WAQY               Springfield, MA               2,500(3)               April 1, 2006
WGAN               Portland, ME                  5,000                  April 1, 2006
WZAN               Portland, ME                  5,000                  April 1, 2006
WPOR               Portland, ME                  1,000                  April 1, 2006
WTAX               Springfield, IL               1,000                  December 1, 2004
WVAX               Lincoln, IL                   1,000(3)               December 1, 2004
WFEA               Manchester, NH                5,000                  April 1, 2006
WNAX               Yankton, SD                   5,000                  April 1, 2005
KGMI               Bellingham, WA                5,000                  February 1, 2006
KPUG               Bellingham, WA               10,000                  February 1, 2006

------------------------
(footnotes on next page)

(1) Some stations are licensed to a different community located within the market that they serve.

(2) Some stations are licensed to operate with a combination of effective radiated power and antenna height which may be different from, but provide equivalent coverage to, the power shown. WVKO(AM), KXTK(AM), KPUG(AM) and KGMI(AM) operate with lower power at night than the power shown.

(3)     Operates daytime only or with greatly reduced power at night.

----------------

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

      The Company is permitted to own an unlimited number of radio stations on a nationwide basis (subject to local ownership restrictions described below), and an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (ADI) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. On March 12, 1998, the Commission initiated its biennial review of broadcast ownership rules to review (a) the UHF Television Discount which attributes 50% of television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether a television station owner complies with the 35% national audience reach cap; (b) the Daily Newspaper/Broadcast Cross-Ownership Rule which prohibits common ownership of a broadcast station and daily newspaper in the same locale; (c) the Cable/Television Cross-Ownership Rule which effectively prohibits common ownership of a broadcast television station and cable system in the same market;
(d) the Experimental Broadcast Station Multiple Ownership Rule which limits the number of experimental broadcast stations that can be licensed to or controlled by a person; (e) the National Television Ownership Rule which eliminates a numerical limit on the number of television stations a party may own nationally and increases the national "audience reach" cap of television station ownership from 25% to 35% of television households nationally; (f) the Local Radio Ownership Rule which allows a party to own up to 8 commercial radio stations in a market depending on the number of commercial radio stations in the market; (g) the Dual Network Rule which in effect permits an entity to maintain two or more broadcast networks unless such dual or multiple networks are composed of (1) two or more of the four major networks (ABC, CBS, Fox, NBC), or (2) any of the four major networks and one of the two emerging networks (WBTN, UPN). The FCC has held an "en banc" hearing on the matter. The Commission also reviewed and restated its approach to granting conditional waivers of broadcast ownership rules that are under active consideration by the Commission in a rulemaking or inquiry proceeding.

      Under the Communications Act, the Company is permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:


Number of Stations      Number of Stations
In Radio Market         Company Can Own
------------------      --------------------------------------------------------

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

      On November 5, 1996, the FCC released another further notice of proposed rulemaking proposing to liberalize the national television ownership limits, to relax or to eliminate the prohibition of ownership of two or more television stations with overlapping grade B contours to grade A, and to eliminate the radio-television cross-ownership rule and apply existing radio Local Market Agreement (LMA) guidelines (as discussed below) to television stations. The FCC has held an "en banc" hearing on the matter. The Company cannot predict whether any of these proposals will ultimately be adopted by the FCC.

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

      PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. The Company owns such towers that are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children's Television Act and the FCC's rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee's programming (and to present at least three hours per week of "core" educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file annually a report with the FCC on these programs and related matters. On January 1, 1998, a new FCC rule became effective which requires television stations to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      LOCAL MARKET AGREEMENTS. A number of radio stations, including the Company's stations, have entered into what have commonly been referred to as "Local Market Agreements", or "LMA's". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically revised its so-called "cross-interest" policy to exempt time brokerage arrangements from the scope of its applicability. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the radio station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its radio station and assures compliance with applicable FCC rules and policies. The FCC is conducting a review of its rules which may result in the adoption of rules that would continue the existing ban on the ownership of two or more television stations in the same-market, and require the termination of existing television LMA's. The FCC has approved the Company's application to purchase a television station that has an LMA with another same-market television station (the acquisition has not yet been consummated). If the FCC adopts new rules banning same-market LMA's, the Company could be required to terminate the LMA with the other television station.

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

      The FCC adopted methodology that will be used to send program ratings information to consumer TV receivers (implementation of "V-Chip" legislation contained in the Communications Act). The FCC also adopted the TV Parental Guidelines developed by the Industry Ratings Implementation Group which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent. The FCC adopted a Report and Order establishing digital television ("DTV") (formerly advanced television or "ATV") standards. On February 17,1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Fifth Report and Order that affirmed the FCC's service rules for the conversion by all U.S. broadcasters to DTV, including build-out construction schedules, NTSC (current system) and DTV channel simulcasting, and the return of analog channels to the government by 2006. As a result, the Company's television station is required to convert its operations from NTSC channel 7 to DTV channel 30 by May 1, 2002, and to cease broadcasting on NTSC channel 7 in 2006, and return channel 7 to the government. Also on February 17, 1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Sixth Report and Order that affirmed the FCC's DTV channel assignments and other technical rules and policies. The FCC has not yet decided how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.

      PROPOSED CHANGES. The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company and its broadcast properties. Such matters include a pending proceeding to revise the FCC's equal employment opportunity requirements for broadcast stations, (its previous EEO Rules were found to be unconstitutional). New application processing rules adopted by the FCC might require the Company to apply for facilities modifications to its standard broadcast stations in future "window" periods for filing applications or result in the stations being "locked in" with their present facilities. On March 3, 1997, the FCC adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." Because the DARS service is novel, the Company cannot predict whether it will have an adverse impact on its business. The Balanced Budget Act of 1997 authorizes the FCC to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require the Company to bid for the use of certain frequencies. Proposals are pending in Congress to repeal the FCC's ban restricting broadcasters from owning newspapers in the same market. Additionally, the FCC on February 3, 1999 released a Notice of Proposed Rulemaking in which it proposed the creation of three new classes of low power FM radio broadcast stations (ranging from 10 watts to 1,000 watts of power - with 1mV/m coverage area up to 8.8 miles from the transmitter). This could result in a new nationwide low power FM service. Such stations could compete for audience and revenue with the Company's stations. Holders of "attributable interests" in broadcast stations, including the Company, under the proposed rules, would be excluded from having any ownership interest in such stations. Under the proposed rules, the Company's FM translator stations might be required to terminate operations. The Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such changes might have on its business.

      The FCC on January 13, 1999, released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a "summit" was held to continue this initiative where participants considered the advertising study's recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. The Company cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser's budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on thee Company.

      The Satellite Home Viewer Act ("SHVA"), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are "unserved" by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVA, "unserved" means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. If the Commission's new testing methods determine that a consumer resides in an "unserved household" and the court accepts this methodology, the consumer may continue to receive network programming via satellite. However, federal courts have determined that a substantial number of satellite subscribers have been receiving CBS and Fox network programming in violation of the SHVA, and have taken steps to terminate the retransmission by the satellite carriers. The FCC has said that the majority of these consumers are not likely to be assisted by the FCC's action and can expect to have their CBS and Fox network programming terminated. The Company owns a CBS-affiliated television station, and has entered into an agreement to purchase a CBS-affiliated television station and in a separate agreement, to assume an existing LMA for a Fox-affiliated television station.


EXECUTIVE OFFICERS

         The current executive officers of the Company are as follows:

         Name                   Age         Position
         ----                   ---         --------

  Edward K. Christian           54          President, Chief Executive Officer
                                            and Chairman; Director

  Steven J. Goldstein           42          Executive Vice President and
                                            Group Program Director

  Samuel D. Bush                41          Vice President, Chief Financial
                                            Officer and Treasurer

  Catherine A. Bobinski         39          Vice President,
                                            Corporate Controller

  Warren Lada                   44          Vice President, Operations

  Marcia K. Lobaito             50          Vice President,
                                            Corporate Secretary, and

                                            Director of Business Affairs

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

      MS. BOBINSKI has been Vice President since March, 1999 and Corporate Controller since September 1991. Ms. Bobinski is a certified public accountant.

      MR. LADA has been Vice President, Operations since 1997. From 1992 to 1997 he was Regional Vice President of Saga Communications of New England, Inc.

      MS. LOBAITO has been Vice President since 1996, and Director of Business Affairs and Corporate Secretary since its inception in 1986.


FORWARD LOOKING STATEMENTS: RISK FACTORS

      Risks and uncertainties inherent in the Company's business are set forth in detail below. However, this section does not discuss all possible risk and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.

      DEPENDENCE ON KEY PERSONNEL

      The Company's business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, its President and the holder of approximately 57% of the combined voting power of the Common Stock. The Company has entered into long-term employment and non-competition agreements with Mr. Christian and certain other key personnel. The loss of the services of Mr. Christian could have a material adverse effect upon the Company. The Company does not maintain key man life insurance on Mr. Christian's life.

      FINANCIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

      At December 31, 1998 the Company's long-term debt (including the current portion thereof) was approximately $70,906,000.The Company has borrowed and expects to continue to borrow to finance acquisitions and for other corporate purposes. Because of the Company's substantial indebtedness, a significant portion of the Company's cash flow from operations is required for debt service. Under the terms of the Credit Agreement, commencing March 31, 2001 and continuing quarterly thereafter, the $70,000,000 commitment under the Term Loan, and any indebtedness outstanding under the $60,000,000 Acquisition Facility, will be reduced on a quarterly basis in amounts ranging from 2.5% to 7.5%. The Company believes that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      DEPENDENCE ON KEY STATIONS

      For the years ended December 31, 1998, 1997 and 1996 the Company's Columbus, Ohio stations accounted for an aggregate of 22%, 24% and 22%, respectively, and the Company's Milwaukee, Wisconsin stations accounted for an aggregate of 24%, 24% and 23%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole.

      REGULATORY MATTERS

      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, and limit the number of broadcasting properties that the Company may acquire within a specific market. Federal regulation also restricts alien ownership of capital stock of and participation in the affairs of licensees. See "Business - Federal Regulation of Radio and Television Broadcasting".

      DEPENDENCE ON LOCAL AND NATIONAL ECONOMIC CONDITIONS

      The Company's financial results are dependent primarily on its ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge is affected by many factors, including the general strength of the local and national economies.

      SUCCESS OF ACQUISITIONS DEPEND ON COMPANY'S ABILITY TO INTEGRATE ACQUIRED STATIONS

      The Company has pursued and intends to continue to pursue acquisitions of additional radio and television stations. The success of any completed acquisition will depend on the Company's ability to integrate effectively the acquired stations into the Company. The process of integrating acquired stations may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management's attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.


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

       The studios and offices of eleven of the Company's fourteen station locations, as well as its corporate headquarters in Michigan, are located in facilities owned by the Company. The remaining studios and offices are located in leased facilities with lease terms that expire in 1 to 6 years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in 1 to 90 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

       On April 1, 1997 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of approximately 1,772,000 and 242,000, respectively, for holders of record on March 17, 1997.

        The Company's Class A Common Stock trades on the American Stock Exchange; there is no public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

           Year                           High              Low
           ------------------            ------           ------
           1997:
               First Quarter             $14.96           $12.16
               Second Quarter            $16.20           $13.30
               Third Quarter             $19.70           $14.50
               Fourth Quarter            $20.00           $15.00
           1998:
               First Quarter             $17.00           $15.30
               Second Quarter            $18.90           $14.00
               Third Quarter             $18.25           $14.50
               Fourth Quarter            $20.75           $14.63

       As of March 18, 1999, there were approximately 163 holders of record of the Company's Class A Common Stock, and one holder of the Company's Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                   Years Ended
                                                                                   December 31,
                                                     --------------------------------------------------------------------------
                                                      1998(1)(2)      1997(1)(3)      1996(1)(4)      1995(1)        1994(1)(5)
                                                      ----            ----            ----            ----           ----

                                                                           (In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                                $75,871         $66,258         $56,240         $49,699         $44,380
Station Operating Expense (excluding
    depreciation, amortization, corporate
    general and administrative)                       48,544          43,796          36,629          32,436          28,878
                                                     -----------------------------------------------------------------------
Station Operating Income (excluding
    depreciation, amortization, corporate
    general and administrative)                       27,327          22,462          19,611          17,263          15,502

Depreciation and Amortization                          6,420           5,872           5,508           6,551           5,781
Corporate General and Administrative                   4,497           3,953           3,299           2,816           2,639
                                                     -----------------------------------------------------------------------

Operating Profit                                      16,410          12,637          10,804           7,896           7,082
Interest Expense                                       4,609           4,769           3,814           3,319           2,867
Net Income                                           $ 6,351         $ 4,492         $ 3,935         $ 2,678         $ 2,306
Basic Earnings Per Share
Cash Dividends Declared Per Common Share             $   .50         $   .36         $   .31         $   .21         $   .18
                                                     -------         -------         -------         -------         -------
Weighted Average Common Shares                        12,717          12,637          12,573          12,537          12,532
Diluted Earnings Per Share                           $   .49         $   .35         $   .31         $   .21         $   .18
Weighted Average Common Shares and Common
    Equivalents                                       12,990          12,888          12,816          12,688          12,641


OTHER DATA:
After-Tax Cash Flow (6)                              $14,328         $11,083         $10,143         $ 9,564         $ 8,052
After-Tax Cash Flow Per Share-Basic                  $  1.13         $   .88         $   .81         $   .76         $   .64
After-Tax Cash Flow Per Share-Diluted                $  1.10         $   .86         $   .79         $   .75         $   .64

                                                                             December 31,
                                               ------------------------------------------------------------------------
                                                1998(2)        1997(3)           1996(4)        1995            1994(5)
                                                ----           ----              ----           ----            ----
                                                                           (In thousands)
BALANCE SHEET DATA:
    Working Capital                            $ 15,255       $  1,587          $10,997        $ 3,582         $ 3,828
    Net Fixed Assets                             35,564         34,028           29,704         26,403          28,640
    Net Other Assets                             70,505         60,886           48,636         34,399          35,923
    Total Assets                                130,013        112,433           96,415         74,944          78,170
    Long-term Debt Excluding Current
       Portion                                   70,725         53,466           52,355         32,131          39,969
    Equity                                       44,723         38,255           33,113         28,882          26,328

-----------------------------


(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In June 1998, April, 1997, May, 1996 and July, 1995 the Company consummated a five-for-four split of its Class A and Class B common stock. All share and per share information has been restated to reflect the retroactive equivalent change in the weighted average shares.

(2) Reflects the results of Michigan Radio Network, acquired in March, 1998; and KGMI and KISM, acquired in December, 1998.

(3) Reflects the results of KAZR, acquired in March, 1997; KLTI, acquired in April, 1997 and the results of a local market agreement for KLTI which began in January, 1997; WDBR, WYXY, WTAX, and WVAX acquired in May, 1997; WFMR and WPNT, acquired in May, 1997; WQLL acquired in November, 1997, and the results of a local market agreement for WQLL which began in July, 1997; and the Illinois Radio Network acquired in November, 1997.

(4) Reflects the results of WNAX AM/FM, acquired in June, 1996; WPOR AM/FM, acquired in June 1996; the results of a local market agreement for WDBR, WYXY, WTAX, and WVAX which began in July, 1996; and the results of a local market agreement for KAZR which began in August, 1996.

(5) Reflects the results of WLZR and WJYI, acquired in April, 1994; WAFX, acquired in April 1994; and KOAM TV, acquired in October, 1994.

(6) Defined as net income plus depreciation, amortization (excluding film rights), other expense, and deferred taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Item 6. Selected Financial Data and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.


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

      During the years ended December 31, 1998, 1997 and 1996, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1998, 1997 and 1996, Columbus accounted for an aggregate of 22%, 24% and 22%, respectively, and Milwaukee accounted for an aggregate of 24%, 24%, and 23%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 1998, approximately 82% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations. See Item 1. Business - Advertising Sales.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months comprising the first quarter.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      For the year ended December 31, 1998, the Company's net operating revenue was $75,871,000 compared with $66,258,000 for the year ended December 31, 1997, an increase of $9,613,000 or 15%. Approximately $5,658,000 or 59% of the increase was attributable to stations owned and operated by the Company for at least two years, representing a 9% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of the Company's stations. Improvements were noted in most of the Company's markets on a comparable station/comparable period basis. In the Company's Norfolk, Virginia market, there was a 14% ($832,000) increase in net revenue over 1997 reported levels, and in the Company's Champaign, Illinois market, there was an 11% ($369,000) increase in net revenue over 1997 reported levels, a reversal of the decreases in each of these two markets in 1997. The balance of the increase in net operating revenue of approximately $3,955,000 was attributable to revenue generated by stations which were not owned or operated by the Company for the entire comparable period in 1997.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $4,748,000 or 11% to $48,544,000 for the year ended December 31, 1998, compared with $43,796,000 for the year ended December 31, 1997. Of the total increase, approximately $2,844,000 or 60% was the result of the impact of the operation of stations which were not owned or operated by the Company for the entire comparable period in 1996. The remaining balance of the increase in station operating expense of $1,904,000 represents a total increase in station operating expense of 4.5% for the year ended December 31, 1998 compared to the year ended December 31, 1997 on a comparable station/comparable period basis.

      Operating profit for the year ended December 31, 1998 was $16,410,000 compared to $12,637,000 for the year ended December 31, 1997, an increase of $3,773,000 or 30%. The improvement was the result of the $9,613,000 increase in net operating revenue, offset by the $4,748,000 increase in station operating expense, a $548,000 or 9% increase in depreciation and amortization, and a $544,000 or 14% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in compensation charges of $140,000 relating to an accrued bonus to the Company's principal stockholder, approximately $140,000 pertaining to a discretionary contribution to the 401(k) plan of the Company, and approximately $65,000 in non-recurring employee benefit related matters. The remaining increase in corporate general and administrative expenses of approximately $199,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions or an increase of approximately 5% in ordinary recurring expenses.

      The Company generated net income in the amount of approximately $6,351,000 ($0.50 per share) during the year ended December 31, 1998 compared with $4,492,000 ($0.36 per share) for the year ended December 31, 1997, an increase of approximately $1,859,000 or 41%. The increase in net income was the result of the $3,773,000 improvement in operating profit and a $160,000 decrease in interest expense, offset by a $554,000 increase in other expense and a

$1,520,000 increase in income taxes directly associated with the improved operating performance of the Company. The decrease in interest expense was primarily attributable to decreased interest rates. The increase in other expense was principally the result of the Company's equity in the operating results of an investment in Reykjavik, Iceland.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      For the year ended December 31, 1997, the Company's net operating revenue was $66,258,000 compared with $56,240,000 for the year ended December 31, 1996, an increase of $10,018,000 or 18%. Approximately $3,390,000 or 34% of the increase was attributable to stations owned and operated by the Company for at least two years, representing a 6.5% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of the Company's stations. In the Company's Columbus, Ohio market there was a 16% ($1,419,000) increase in net revenue over 1996 reported levels, a reversal of the decreases in the market in 1996. Improvements were noted in most of the Company's markets on a comparable station/comparable period basis. The Company did, however, experience a decline in the Norfolk, Virginia market, where there was a 12% ($805,000) decrease in net revenue, and in the Champaign, Illinois market where there was a 6% ($209,000) decrease in net revenue. The balance of the increase in net operating revenue of approximately $6,628,000 was attributable to revenue generated by stations which were not owned or operated by the Company for the entire comparable period in 1996.

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

      The Company generated net income in the amount of approximately $4,492,000 ($0.36 per share) during the year ended December 31, 1997 compared with $3,935,000 ($0.31 per share) for the year ended December 31, 1996, an increase of approximately $557,000 or 14%. The increase in net income was principally the result of the $1,833,000 improvement in operating profit, offset by a $955,000 increase in interest costs resulting primarily from an increase in borrowed funds to finance the Company's 1997 acquisitions and a $322,000 increase in income taxes directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of December 31, 1998, the Company had $70,906,000 of long-term debt (including the current portion thereof) outstanding and approximately $80,000,000 of unused borrowing capacity under the Credit Agreement (as defined below).

      On December 30, 1998 the Company amended its credit agreement (the "Credit Agreement") with BankBoston, N.A.; Fleet Bank, N.A.; Summit Bank; The Bank of New York; Union Bank of California, N.A.; Bank One Indiana, N.A.; Bank of Scotland; Bank of Montreal; First National Bank of Maryland; Rabobank Nederland; and Michigan National Bank (collectively, the "Lenders"), to modify the Company's financing facilities with three facilities (the "Facilities"): a $70,000,000 senior secured term loan (the "Term Loan"), a $60,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature June 30, 2006. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

      The Term Loan was used to amend the Company's existing credit agreement, pay related transaction expenses and fund the acquisitions in January, 1999. The Acquisition Facility may be used for permitted acquisitions. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On December 30, 2000, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 2.5% to 7.5% of the initial commitment commencing on March 31, 2001. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 2.5% to 7.5% commencing on March 31, 2001. Any outstanding amount under the Revolving Facility will be due on the maturity date of June 30, 2006. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

      Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to .75%. The spread over LIBOR and the prime rate vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal of 0.375% to 0.5% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

      The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      At December 31, 1998, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.25125% at December 31, 1998) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $153,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the year ended December 31, 1998 and an aggregate amount of $507,000 in additional interest expense has been recognized since the inception of the agreement.

      During the years ended December 31, 1998, 1997 and 1996, the Company had net cash flows from operating activities of $12,927,000, $11,659,000, and $7,679,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

      The 1997 acquisitions were financed through funds generated from operations and additional borrowings of $11,250,000.

      On March 30, 1998 the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000 including, approximately $234,000 of the Company's class A common stock. The acquisition is subject to certain adjustments,, based on operating performance levels, that could result in an additional acquisition amount of $450,000 payable in shares of the Company's Class A Common Stock.

      On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland, for approximately $1,100,000. The investment is accounted for using the equity method. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. As of December 31, 1998, the Company has loaned an additional $1,540,000 to Finn Midill, ehf. for working capital needs; this loan is non interest bearing.

      On December 1, 1998, the Company acquired an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000.

      The 1998 acquisitions and investment were financed through funds generated from operations and additional borrowings of $12,287,000 under the Term Loan.

      On July 7, 1998, the Company entered into an agreement to purchase KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company will also assume an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate). The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.

      On September 21, 1998, the Company signed a letter of intent to purchase a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,750,000, including approximately $1,125,000 of the Company's Class A common stock. The Company closed on this transaction in January, 1999.

      On October 22, 1998, the Company entered into an agreement to purchase an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,000,000. The Company closed on this transaction in January, 1999.

      On December 2, 1998, the Company entered into an agreement to purchase an AM radio station (KBFW-AM) serving the Bellingham, Washington market for approximately $1,000,000. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.

      In February, 1999 the Company entered into an agreement to purchase WXVT TV (a CBS affiliate), serving the Greenville, Mississippi market for approximately $5,200,000, including approximately $600,000 of the Company's Class A common stock. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 1999.

      The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company's capital expenditures for the year ended December 31, 1998 were approximately $3,003,000 ($2,758,000 in 1997). The Company anticipates capital expenditures in 1998 to be approximately $3,000,000, which it expects to finance through funds generated from operations or additional borrowings under the Credit Agreement.

MARKET RISK AND RISK MANAGEMENT POLICIES

      The Company's earnings are affected by changes in short-term interest rates as a result of its long-term debt arrangements. However, due to its purchase of an interest rate swap agreement, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 1998 than they did during 1997, the Company's interest expense, after considering the effect of its interest rate swap agreement, would increase and income before taxes would decrease by $296,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


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

      The Company's plan to resolve Y2K involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by Y2K. The assessment indicated that some significant financial and operational systems could be affected by Y2K, including: i) accounting and financial reporting systems, ii) broadcast studio equipment and software necessary to deliver programming, iii) certain computer hardware not capable of recognizing a four digit code for the applicable year, iv) certain traffic and billing software, and v) certain local area networks. The assessment phase will be completed in the first quarter of 1999. The Company is also assessing the potential external risks associated with Y2K, including Y2K compliance status of its significant external agents. To date the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's result of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

      The Company's remediation phase is to replace or upgrade to Y2K compliant software and hardware if applicable for related systems based upon its findings during the assessment phase. The Company anticipates completing this phase no later than June 30, 1999. The Company's testing and implementation phases will run concurrently for certain systems. Completion of the testing phase for all significant systems is expected by September 30, 1999.

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

      Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases, the Company could experience disruptions in its operations, including among other things a temporary inability to process financial transactions, deliver broadcast programming, or engage in normal operational and business activities. In addition, disruptions in the economy generally resulting from Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions manual work arounds and adjusting staffing strategies.


INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-K words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The

Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. See "Business - Forward Looking Statements: Risk Factors".


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Information appearing under the caption "Market Risk and Risk Management Policies" in Item 7 is hereby incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements attached hereto are filed as part of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 are hereby incorporated by reference herein.


ITEM 11. EXECUTIVE COMPENSATION

        "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference herein.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference herein.


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

         3.       EXHIBITS

Exhibit No.       Description
-----------       -----------

3(a)              Amended and Restated Certificate of Incorporation (3(a))*

3(b)              By-laws, as amended (3(b))**

4(a)              Plan of Reorganization (2)*

4(b) Second Amended and Restated Credit Agreement dated as of December 30, 1998 between the Company and BankBoston, as Agent for the lenders

Executive Compensation Plans and Arrangements
---------------------------------------------

10(a)(1)          Employment Agreement of Edward K. Christian dated April 8,
                  1997 ****

10(a)(2) Amendment to Employment Agreement of Edward K. Christian dated December 8, 1998

10(b)             Saga Communications, Inc. 1992 Stock Option, as amended ******

10(c)             Summary of Executive Insured Medical Reimbursement Plan
                  (10(2))*

10(d)             Saga Communications, Inc. 1997 Non-Employee Director Stock
                  Option Plan *****

Other Material Agreements
-------------------------

10(e)(1) Promissory Note of Edward K. Christian dated December 10, 1992 (10(l)(a))*

10(e)(2) Amendment to Promissory Note of Edward K. Christian dated December 8, 1998

(21)              Subsidiaries (22)*

(23)              Consent of Ernst & Young LLP

27                Financial Data Schedule
----------------------------------------------

* Exhibit indicated in parenthesis of the Company's Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.

** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein.

*** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1995 incorporated by reference herein.

**** Exhibit indicated in parenthesis of the Company's Form 10-Q for the quarter ended March 31, 1997 incorporated by reference herein.

***** Exhibit indicated in parenthesis of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.

****** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1997 incorporated by reference herein.



(b)               Reports on Form 8-K
                  -------------------

                  None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


                                             SAGA COMMUNICATIONS, INC.



                                             By: /s/ Edward K. Christian
                                                 -------------------------------
                                                 Edward K. Christian
                                                 President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

             Signatures
             ----------

         /s/ Edward K. Christian           President, Chief Executive
         ------------------------------    Officer, and Chairman of the Board
         Edward K. Christian


         /s/ Samuel D. Bush                Vice President, Chief Financial
         ------------------------------    Officer and Treasurer
         Samuel D. Bush


         /s/ Catherine A. Bobinski         Vice President, Corporate Controller
         ------------------------------    and Chief Accounting Officer
         Catherine Bobinski


         /s/ Kristin M. Allen              Director
         ------------------------------
         Kristin M. Allen


         /s/ Donald J. Alt                 Director
         ------------------------------
         Donald J. Alt


         /s/ Jonathan Firestone            Director
         ------------------------------
         Jonathan Firestone


         /s/ Joseph P. Misiewicz           Director
         ------------------------------
         Joseph P. Misiewicz


         /s/ Gary Stevens                  Director
         ------------------------------
         Gary Stevens

                         Report of Independent Auditors



The Board of Directors and Stockholders
Saga Communications, Inc.


We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at time 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP
                                                  ------------------------

Detroit, Michigan
February 12, 1999

                            Saga Communications, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)



                                                                                     DECEMBER 31,
                                                                                1998             1997
                                                                              -------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  6,664         $  2,209
    Accounts receivable, less allowance of $496
      ($514 in 1997)                                                            14,445           12,833
    Prepaid expenses                                                             1,461            1,269
    Barter transactions                                                            819              748
    Deferred taxes                                                                 555              460
                                                                              -------------------------
Total current assets                                                            23,944           17,519

Net property and equipment                                                      35,564           34,028

Other assets:
    Favorable lease agreements, net of accumulated amortization of
       $3,738 ($3,557 in 1997)                                                     604              836
    Excess of cost over fair value of assets acquired, net of
       accumulated amortization of $7,572 ($6,916 in 1997)                      19,765           20,276
    Broadcast licenses, net of accumulated amortization of $2,586
       ($1,614 in 1997)                                                         41,190           35,495
    Other intangibles, deferred costs and investments, net of
       accumulated amortization of $7,506 ($6,533 in 1997)                       8,946            4,279
                                                                              -------------------------
Total other assets                                                              70,505           60,886
                                                                              -------------------------
                                                                              $130,013         $112,433
                                                                              =========================


See accompanying notes.

                            Saga Communications, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)



                                                                                            DECEMBER 31,
                                                                                       1998             1997
                                                                                    --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                                 $  1,871         $  1,001
    Accrued expenses:
       Payroll and payroll taxes                                                        3,721            3,679
       Other                                                                            1,964            2,380
    Barter transactions                                                                   952              733
    Current portion of long-term debt                                                     181            8,139
                                                                                     -------------------------
Total current liabilities                                                               8,689           15,932

Deferred income taxes                                                                   5,401            4,297
Long-term debt                                                                         70,725           53,466
Broadcast program rights                                                                  295              273
Other                                                                                     180              210

Stockholders' equity:
    Preferred stock, 1,500 shares authorized, none issued and
       outstanding                                                                          -                -
    Common stock:
       Class A common stock, $.01 par value, 35,000 shares authorized, 11,277
          issued and outstanding (8,947 in 1997)                                          113               89
       Class B common stock, $.01 par value, 3,500 shares authorized, 1,510
          issued and outstanding (1,208 in 1997)                                           15               12
    Additional paid in capital                                                         37,355           36,513
    Note receivable from principal stockholder                                           (648)            (790)
    Retained earnings                                                                   8,755            2,431
    Accumulated other comprehensive income                                                 31                -
    Treasury stock (52 shares in 1998 at cost)                                           (898)               -
                                                                                     --------------------------
Total stockholders' equity                                                             44,723           38,255
                                                                                     --------------------------
                                                                                     $130,013         $112,433
                                                                                     ==========================


See accompanying notes.

                            Saga Communications, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)



                                                                            YEARS ENDED DECEMBER 31,
                                                                     1998              1997             1996
                                                                   ------------------------------------------

Net operating revenue                                              $75,871           $66,258          $56,240
Station operating expense:
    Programming and technical                                       16,900            15,234           13,055
    Selling                                                         20,675            18,605           15,197
    Station general and administrative                              10,969             9,957            8,377
                                                                   ------------------------------------------
       Total station operating expense                              48,544            43,796           36,629
                                                                   ------------------------------------------
Station operating income before corporate general and
    administrative, depreciation and amortization                   27,327            22,462           19,611
    Corporate general and administrative                             4,497             3,953            3,299
    Depreciation                                                     3,597             3,207            3,277
    Amortization                                                     2,823             2,665            2,231
                                                                   ------------------------------------------
Operating profit                                                    16,410            12,637           10,804

Other expenses:
    Interest expense                                                 4,609             4,769            3,814
    Other                                                              570                16               17
                                                                   ------------------------------------------
Income before income tax                                            11,231             7,852            6,973
Income tax provision:
    Current                                                          3,893             2,657            2,355
    Deferred                                                           987               703              683
                                                                   ------------------------------------------
                                                                     4,880             3,360            3,038
                                                                   ------------------------------------------
Net income                                                         $ 6,351           $ 4,492          $ 3,935
                                                                   ==========================================
Basic earnings per share                                           $   .50           $   .36          $   .31
                                                                   ==========================================
Weighted average common shares                                      12,717            12,637           12,573
                                                                   ==========================================
Diluted earnings per share                                         $   .49           $   .35          $   .31
                                                                   ==========================================
Weighted average common and common equivalent shares
                                                                    12,990            12,888           12,816
                                                                   ==========================================


See accompanying notes.

                            Saga Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997, and 1996
                                 (in thousands)



                                                                      NOTE                            ACCUMULATED
                                                                   RECEIVABLE               RETAINED     OTHER
                                      CLASS A  CLASS B  ADDITIONAL    FROM                  EARNINGS    COMPRE-    COMPRE-
                                      COMMON    COMMON    PAID-IN   PRINCIPAL   TREASURY  (ACCUMULATED  HENSIVE    HENSIVE  TOTAL
                                       STOCK    STOCK     CAPITAL  STOCKHOLDER   STOCK      DEFICIT)    INCOME     INCOME   EQUITY
                                      ---------------------------------------------------------------------------------------------

Balance at January 1, 1996             $ 56      $ 8     $35,526      $(748)      $   -     $(5,960)      $ -               $28,882
    Net proceeds from exercised
      options                           338                                                                                     338
    Five-for-four stock splits           32        4                                            (36)                              -
    Accrued interest                                                    (42)                                                    (42)
    Net income and comprehensive
      income                                                                                  3,935         -       $3,935    3,935
                                      ----------------------------------------------------------------------------  ======  -------
Balance at December 31, 1996             88       12      35,864       (790)          -      (2,061)        -                33,113
    Net proceeds from exercised
      options                             1                  649                                                                650
    Net income and comprehensive
      income                                                                                  4,492                  4,492    4,492
                                      ----------------------------------------------------------------------------  ======  -------
Balance at December 31, 1997             89       12      36,513       (790)          -       2,431         -                38,255
    Comprehensive income
       Net income                                                                             6,351                  6,351    6,351
       Foreign currency translation
         adjustment                                                                                        31           31       31
                                                                                                                    ------
    Comprehensive income                                                                                            $6,382
                                                                                                                    ======
    Net proceeds from exercised
      options                             1                  608                                                                609
    Five-for-four stock splits           23        3                                            (27)                             (1)
    Accrued interest                                                    (45)                                                    (45)
    Note forgiveness                                                    187                                                     187
    Station acquisition                                      234                                                                234
    Purchase of shares held in
      treasury                                                                     (898)                                       (898)
                                      ----------------------------------------------------------------------------          -------
BALANCE AT DECEMBER 31, 1998           $113      $15     $37,355      $(648)      $(898)    $ 8,755       $31               $44,723
                                      ============================================================================          =======


See accompanying notes.

                            Saga Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                YEARS ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                      -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $  6,351          $  4,492         $  3,935
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                  6,420             5,872            5,508
          Barter revenue, net of barter expenses                            56              (181)             (81)
          Broadcast program rights amortization                            212               237              256
          Increase in deferred taxes                                       987               703              683
          Loss on sale of assets                                            26                15               17
          Equity in loss of unconsolidated affiliate                       560                 -                -
          Foreign currency transaction gain                                (19)                -                -
          Note forgiveness                                                 187                 -                -
          Changes in assets and liabilities:
              Increase in receivables and prepaids                      (2,045)           (1,337)          (2,889)
              Payments for broadcast program rights                       (214)             (235)            (253)
              Increase in accounts payable, accrued expenses,
                 and other liabilities                                     406             2,093              503
                                                                      -------------------------------------------
              Total adjustments                                          6,576             7,167            3,744
                                                                      -------------------------------------------
Net cash provided by operating activities                               12,927            11,659            7,679

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                               (3,003)           (2,758)          (2,107)
    Increase in other intangibles and other assets                      (4,120)             (502)          (4,796)
    Acquisition of stations                                            (10,160)          (18,595)         (16,956)
    Proceeds from sale of assets                                             5               324              701
                                                                      -------------------------------------------
Net cash used in investing activities                                  (17,278)          (21,531)         (23,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        12,287            11,250           19,348
    Payments on long-term debt                                          (2,986)           (3,899)          (2,898)
    Purchase of shares held in treasury                                   (898)                -                -
    Net proceeds from exercise of stock options                            404               391              147
    Fractional shares - five for four stock split                           (1)                -                -
                                                                      -------------------------------------------
Net cash provided by financing activities                                8,806             7,742           16,597
                                                                      -------------------------------------------
Net increase (decrease) in cash and cash equivalents                     4,455            (2,130)           1,118
Cash and cash equivalents, beginning of year                             2,209             4,339            3,221
                                                                      -------------------------------------------
Cash and cash equivalents, end of year                                $  6,664          $  2,209         $  4,339
                                                                      ===========================================


See accompanying notes.

                            Saga Communications, Inc.
                   Notes to Consolidated Financial Statements


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Saga Communications, Inc. is a broadcasting company operating one reportable business segment, whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 1998 the Company owned thirty-nine radio stations, a television station, and two state radio networks, serving fourteen markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia. The Company also has an equity interest in 6 FM radio stations serving Reykjavik, Iceland.

BASIS OF PRESENTATION

On May 29, 1998 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 2,240,000 and 302,000, respectively, for holders of record on May 15, 1998.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Saga Communications, Inc. and its wholly-owned subsidiaries. Investments in 50 percent-owned affiliates are accounted for on the equity method. All significant inter-company balances and transactions have been eliminated in consolidation.

INVESTMENTS

On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland, for approximately $1,100,000. The investment is accounted for using the equity method. The Company's equity in the operating results of Finn Midill, ehf. is reported in other expenses as a loss of approximately $560,000. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. As of December 31, 1998, the Company has loaned an additional $1,540,000 to Finn Midill, ehf. for working capital needs; this loan is non-interest bearing.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of cash and temporary investments and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with prime or have been reset at the prevailing market rate at December 31, 1998.

The Company has an interest rate swap agreement which is its only derivative. See Note 3.

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of the interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

The initial investment Finn Midill, ehf. is translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise form exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

TREASURY STOCK

On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company may purchase up to $2,000,000 of its Class A Common Stock. The Company's repurchases of shares of Common Stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity." As of December 31, 1998 the Company had purchased 52,432 shares at an average price of $17.13 per share.

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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BARTER TRANSACTIONS

The Company trades air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             YEARS ENDED DECEMBER 31,
                                                                      1998            1997             1996
                                                                    ----------------------------------------
                                                                                 (In thousands)
Numerator:
    Net income available to common stockholders                     $ 6,351          $ 4,492         $ 3,935
                                                                    ========================================

Denominator:
    Denominator for basic earnings per share -weighted average
       shares                                                        12,717           12,637          12,573
    Effect of dilutive securities:
       Employee stock options                                           273              251             243
                                                                    ----------------------------------------
    Denominator for diluted earnings per share - adjusted
          weighted-average shares and assumed conversions            12,990           12,888          12,816
                                                                    ========================================

Basic earnings per share                                            $   .50          $   .36         $   .31
                                                                    ========================================
Diluted earnings per share                                          $   .49          $   .35         $   .31
                                                                    ========================================


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the results of operations and financial position of the Company.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company expects to adopt Statement of Position "SOP" 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. The Company does not anticipate that the adoption of this SOP will have a significant effect on its results of operations or financial position.


2.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                             DECEMBER 31,
                                                        1998             1997
                                                      -------------------------
                                                            (In thousands)
    Land and land improvements                        $  7,850         $  7,442
    Buildings                                           10,979           10,120
    Towers and antennae                                 13,121           12,706
    Equipment                                           37,237           34,323
    Furniture, fixtures and leasehold improvements       4,913            4,619
    Vehicles                                             1,506            1,312
                                                      -------------------------
                                                        75,606           70,522
    Accumulated depreciation                           (40,042)         (36,494)
                                                      -------------------------
Net property and equipment                            $ 35,564         $ 34,028
                                                      =========================

3.       LONG-TERM DEBT

Long-term debt consists of the following:                                                   DECEMBER 31,
                                                                                       1998             1997
                                                                                      -----------------------
                                                                                           (In thousands)
Senior secured term loan facility (total commitment of $70,000,000) secured by all assets of the Company and subsidiary stock and guarantees. Interest at a
    Eurodollar rate (5.625% at December 31, 1998) plus a margin ranging from
    1.0% to 1.75%. All interest is due quarterly. The maximum commitment under the term facility reduces by 10% in 2001, 15% in 2002, 17.5% in 2003, 20% in
    2004, 22.5% in 2005, and 15% in 2006, based on the original commitment of
    $70,000,000. In addition, the term facility may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit
    Agreement) based on leverage ratios. The term facility matures on June 30,
    2006.                                                                             $70,000         $60,534
Subordinated promissory note. Payments are due monthly including interest at 10%.
    The note matures in 2004.                                                             470             507
Other, primarily covenants not to compete.                                                436             564
                                                                                      -----------------------
                                                                                       70,906          61,605
Amounts due within one year                                                               181           8,139
                                                                                      -----------------------
                                                                                      $70,725         $53,466
                                                                                      =======================

Future maturities of long-term debt are as follows:

                              Year ending
                              December 31,              (In thousands)
                              ------------
                                  1999                     $   181
                                  2000                         188
                                  2001                       7,196
                                  2002                      10,693
                                  2003                      12,353
                               Thereafter                   40,295
                                                           --------
                                                           $70,906
                                                           ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



3.     LONG-TERM DEBT (CONTINUED)

The Company also has available a senior secured acquisition loan facility (total commitment of $60,000,000), and a senior secured revolving term loan facility (total commitment of $20,000,000), secured by all assets of the Company and subsidiary stock and guarantees. The maximum commitment under the acquisition facility reduces by 10% in 2001, 15% in 2002, 17.5% in 2003, 20% in 2004, 22.5%
in 2005, and 15% in 2006, based on the original commitment of $60,000,000 and matures on June 30, 2006. The revolving facility matures on June 30, 2006. All interest on these facilities are due quarterly. The loan agreement requires a commitment fee of 0.375% to 0.5% per annum on the daily average amount of the available acquisition and revolving facility commitments.

Interest rates under the term, acquisition and revolving facilities are payable at the Company's option, at alternatives equal to LIBOR plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon the Company's financial leverage.

The term, acquisition and revolving facilities contain a number of covenants (all of which the Company was in compliance with at December 31, 1998) that, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets;
(v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The loan agreement prohibits the payment of dividends without the banks' prior consent.

At December 31, 1998, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, the Company pays 6.15% calculated on the $32,000,000 notional amount. The Company receives LIBOR (5.25125% at December 31, 1998) calculated on a notional amount of $32,000,000. Net payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December, 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. The fair value of the swap agreement at December 31, 1998 was ($359,884), estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



4.     SUPPLEMENTAL CASH FLOW INFORMATION

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                            YEARS ENDED DECEMBER 31,
                                                     1998            1997             1996
                                                    ---------------------------------------
                                                                (In thousands)
Cash paid during the period for:
Interest                                            $4,930           $4,484          $4,181
Income taxes                                         4,124            2,235           2,261

Non-cash transactions:
Barter revenue                                      $1,835           $1,993          $1,842
Barter expense                                       1,891            1,812           1,761
Acquisition of property and equipment                   18                3              45


In conjunction with the acquisition of the net assets of broadcasting companies, liabilities were assumed as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                      1998           1997              1996
                                                   ----------------------------------------
                                                                (In thousands)
Fair value of assets acquired                      $ 10,770        $ 19,249        $ 17,098
Cash paid                                           (10,160)        (18,595)        (16,956)
                                                   ----------------------------------------
Liabilities assumed                                $    610        $    654        $    142
                                                   ========================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)




5.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               DECEMBER 31,
                                                          1998             1997
                                                          ----------------------
                                                              (In thousands)
Deferred tax liabilities:
    Property and equipment                                $3,748          $3,240
    Intangible assets                                      1,653           1,057
                                                          ----------------------
Total deferred tax liabilities                             5,401           4,297

Deferred tax assets:
    Allowance for doubtful accounts                          169             175
    Compensation                                             386             285
                                                          ----------------------
Total deferred tax assets                                    555             460
                                                          ----------------------
Net deferred tax liabilities                              $4,846          $3,837
                                                          ======================


The significant components of the provision for income taxes are as follows:

                                                YEARS ENDED DECEMBER 31,
                                         1998            1997             1996
                                        ----------------------------------------
                                                    (In thousands)
Current:
    Federal                             $2,920           $1,972          $1,677
    State                                  973              685             678
                                        ----------------------------------------
Total current                            3,893            2,657           2,355

Deferred:
    Federal                                987              703             683
                                        ----------------------------------------
                                        $4,880           $3,360          $3,038
                                        ========================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



5.     INCOME TAXES (CONTINUED)

The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           1998            1997             1996
                                                          ---------------------------------------
                                                                      (In thousands)
Tax at U.S. statutory rates                               $3,819           $2,670          $2,371
State taxes, net of federal benefit                          642              452             447
Amortization of excess of cost over fair value of
    assets acquired                                          188              189             186
Other, net                                                   231               49              34
                                                          ---------------------------------------
                                                          $4,880           $3,360          $3,038
                                                          =======================================


6.     STOCK OPTION PLANS

In 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase Class A Common Stock or Class B Common Stock. At December 31, 1998, 880,021 shares of Common Stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of stock of the Company). In the case of non-qualified stock options granted pursuant to the Plan, the terms and price shall be determined by the Compensation Committee.

In 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which directors of the Company who are not employees of the Company, are eligible to receive options under the Directors Plan. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of shares of the Company's Class A Common Stock equal to the amount of the retainer divided by the fair market value of the Company's Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 1998, 123,037 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.       STOCK OPTION PLANS (CONTINUED)

of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 1999 a total of 2,435 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 1998.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its employee and non-employee director stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 1998, 1997 and 1996, was $196,000, $246,000 and $203,000,
respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 1998 and 1997 was $50,000 and $33,000, respectively.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 4.7%, 5.75% and 6.4%, a dividend yield of 0%; expected volatility of 28.9%, 29% and 27.9%, and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 1998, 1997 and 1996, was approximately $6.91, $8.18 and $10.07, respectively.

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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)




6.     STOCK OPTION PLANS (CONTINUED)

For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1998           1997           1996
                                          -------------------------------------
                                           (In thousands except per share data)
    Pro forma net income                  $5,710         $4,460         $ 3,917
                                          =====================================
    Pro forma earnings per share:
       Basic                              $  .45         $  .35         $   .31
                                          =====================================
       Diluted                            $  .44         $  .35         $   .31
                                          =====================================


The following summarizes the Plan stock option transactions for the three years ended December 31, 1998.


                                                                                     WEIGHTED
                                                   NUMBER OF    EXERCISE PRICE    AVERAGE PRICE
                                                    OPTIONS        PER SHARE        PER SHARE
                                                  ---------------------------------------------

Options outstanding at January 1, 1996              650,390    $ .004  To $ 6.25      $ 4.26
Granted                                              58,438     4.240  To   9.11        6.06
Exercised                                           (43,847)     .004  To   6.25        3.37
Forfeited                                            (5,485)    2.170  To   6.25        4.26
                                                  ------------------------------------------
Options outstanding at December 31, 1996            659,496      .004  To   9.11        4.48
Granted                                              28,125                11.60       11.60
Exercised                                          (108,533)     .004  To   9.11        3.61
Forfeited                                           (14,238)    4.240  To   9.11        6.09
                                                  ------------------------------------------
Options outstanding at December 31, 1997            564,850     2.170  To  11.60        4.96
Granted                                             540,798                16.50       16.50
Exercised                                           (77,396)    4.240  To   6.25        4.61
Forfeited                                           (23,790)    2.170  To  16.50        9.55
                                                  ------------------------------------------
Options outstanding at December 31, 1998          1,004,462    $2.170  To $16.50      $11.09
                                                  ==========================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.     STOCK OPTION PLANS (CONTINUED)

The following summarizes the Directors Plan stock option transactions for the year ended December 31, 1998.

                                                                      EXERCISE
                                                                       PRICE         WEIGHTED
                                                         NUMBER OF      PER          AVERAGE
                                                          OPTIONS      SHARE     PRICE PER SHARE
                                                         ---------------------------------------

Options outstanding at December 31, 1997                       -            -              -
Granted                                                    1,963        $.008          $.008
Exercised                                                      0            -              -
Forfeited                                                      0            -              -
                                                           ---------------------------------
Options outstanding at December 31, 1998                   1,963        $.008          $.008
                                                           ==================================


The following summarizes stock options exercisable and available for the three years ended December 31, 1998:

                                                      THE          THE DIRECTORS
                                                     PLAN              PLAN
                                                    ----------------------------

Options exercisable at December 31:
         1998                                         383,672           1,963
         1997                                         372,351               -
         1996                                         333,881               -

Available for grant at December 31:
         1998                                         880,021         123,037
         1997                                       1,397,029         125,000
         1996                                         370,877               -

Stock options outstanding in the Plan at December 31, 1998 are summarized as follows:

                                                               Weighted Average
                   Exercise        Options        Options             Remaining
                      Price    Outstanding    Exercisable      Contractual Life
                   ------------------------------------------------------------
                   $ 2.17           44,910         29,289                   6.2
                   $ 4.24          299,236        272,952                   4.5
                   $ 6.25           83,723         68,307                   5.2
                   $ 9.11           17,811          7,499                   7.2
                   $11.60           27,125          5,625                   8.3
                   $16.50          531,657              -                   9.2
                                 ----------------------------------------------
                                 1,004,462        383,672                   7.2
                                ===============================================
       Weighted Average
        Exercise Price          $    11.09       $   4.65
                                =========================


Stock options outstanding in the Directors Plan at December 31, 1998 are summarized as follows:

                                                               Weighted Average
                   Exercise        Options        Options             Remaining
                      Price    Outstanding    Exercisable      Contractual Life
                   ------------------------------------------------------------
                   $0.008            1,963          1,963                   9.1
                                    -------------------------------------------
                                     1,963          1,963                   9.1
                                    ===========================================
       Weighted Average
        Exercise Price              $0.008         $0.008
                                    =====================


7.     401(k) PLAN

The Company has a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows for a discretionary contribution by the Company. Total expense under the 401(k) Plan was approximately $140,000 in 1998.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



8.     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

On December 1, 1998, the Company acquired an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000.

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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



8.     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

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

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assume the acquisitions occurred as of the beginning of the immediately preceding year. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                          1998          1997
                                                        ---------------------
                                                       (In thousands except per
                                                             share data)
PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:
    Net operating revenue                               $78,728       $71,371
    Net income                                          $ 6,323       $ 4,241
                                                        =====================
    Basic earnings per share                            $   .50       $   .34
                                                        =====================
    Diluted earnings per share                          $   .49       $   .33
                                                        =====================


9.     CONCENTRATION OF CREDIT RISK

The Company sells advertising to local and national companies throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



10.    NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

The loan from the Company to the principal stockholder bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. During 1998, the pledge agreement to secure the loan from the Company was terminated.

During 1998, the Company amended the five year employment agreement with the principal stockholder. As part of the amendment, the Company will forgive 20% of the note balance ratably over five years, and pay him an amount in cash equal to such amount as is necessary to enable the principal stockholder or his estate to pay all related federal and state income tax liabilities. The Company recorded compensation expense of approximately $326,000 and $210,000, in 1998 and 1997, respectively, relative to the agreement.


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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


11.    COMMON STOCK (CONTINUED)

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


12.    COMMITMENTS AND CONTINGENCY

LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 1998 was $1,353,000 ($1,191,000 and $977,000 for the years ended December 31, 1997 and
1996, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 1998:

                                                                  OPERATING
                                                                    LEASES
                                                                  ---------
                                                                (In thousands)
                           1999                                     $1,071
                           2000                                        561
                           2001                                        412
                           2002                                        382
                           2003                                        207
                           Thereafter                                  270
                                                                    ------
                                                                    $2,903
                                                                    ======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



12.    COMMITMENTS AND CONTINGENCY (CONTINUED)

BROADCAST PROGRAM RIGHTS

The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 1998:

                                                                    BROADCAST
                                                                     PROGRAM
                                                                      RIGHTS
                                                                    ---------
                                                                  (In thousands)
                           1999                                       $214
                           2000                                        169
                           2001                                         76
                           2002                                         50
                                                                      ----
                                                                      $509
Amounts due within one year (included in accounts payable)             214
                                                                      ----
                                                                      $295
                                                                      ====

PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

In April, 1997 the Company entered into a five year employment agreement with its principal stockholder which provides that, upon the consummation of a sale or transfer of control of the Company, the principal stockholder's employment will be terminated and the Company will pay the principal stockholder an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. At December 31, 1998 the stockholders average compensation was approximately $615,000.

ACQUISITIONS

On July 7, 1998, the Company entered into an agreement to purchase KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company will also assume an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate). The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



12.    COMMITMENTS AND CONTINGENCY (CONTINUED)

ACQUISITIONS (CONTINUED)

On September 21, 1998, the Company signed a letter of intent to purchase a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,750,000, including approximately $1,125,000 of the Company's Class A common stock. The Company closed on the transaction in January, 1999.

On October 22, 1998, the Company entered into an agreement to purchase an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,000,000. The Company closed on the transaction in January, 1999.

On December 2, 1998, the Company entered into an agreement to purchase an AM radio station (KBFW-AM) serving the Bellingham, Washington market for approximately $1,000,000. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 1999.


13.      SUBSEQUENT EVENT

In February, 1999 the Company entered into an agreement to purchase WXVT TV (a CBS affiliate), serving the Greenville, Mississippi market for approximately $5,200,000 including approximately $600,000 of the Company's Class A common stock. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 1999.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                   MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                              ---------------------------------------------------------------------------------------
                                1998       1997        1998       1997       1998        1997       1998        1997
                                                      (In thousands, except per share data)

Net operating revenue         $15,620    $13,515     $20,159    $17,508    $19,941     $17,091    $20,151     $18,144
Station operating expense:
     Programming and
       technical                4,019      3,668       4,129      3,686      4,342       3,928      4,410       3,952
     Selling                    4,447      3,798       5,810      5,132      4,796       4,317      5,622       5,358
     Station general and
       administrative           2,736      2,541       2,807      2,414      2,687       2,486      2,739       2,516
                              ---------------------------------------------------------------------------------------
Total station operating
   expense                     11,202     10,007      12,746     11,232     11,825      10,731     12,771      11,826
                              ---------------------------------------------------------------------------------------
     Station operating
       income before
       corporate general
       and administrative,
       depreciation and
       amortization             4,418      3,508       7,413      6,276      8,116       6,360      7,380       6,318
Corporate general and
   administrative               1,017        807       1,244      1,074      1,017         959      1,219       1,113
Depreciation and
   amortization                 1,628      1,282       1,539      1,450      1,633       1,520      1,620       1,620
                              ---------------------------------------------------------------------------------------
Operating profit                1,773      1,419       4,630      3,752      5,466       3,881      4,541       3,585

Other expenses:
   Interest expense             1,140      1,211       1,143      1,172      1,159       1,325      1,167       1,061
   Other                           11          6          82          1        252           -        225           9
                              ---------------------------------------------------------------------------------------
Income before income tax          622        202       3,405      2,579      4,055       2,556      3,149       2,515
Income tax provision              266         88       1,491      1,087      1,663       1,077      1,460       1,108
                              ---------------------------------------------------------------------------------------
Net income                    $   356    $   114     $ 1,914    $ 1,492    $ 2,392     $ 1,479    $ 1,689     $ 1,407
                              =======================================================================================
Basic earnings per share
                              $   .03    $   .01     $   .15    $   .12    $   .19     $   .12    $   .13     $   .11
                              =======================================================================================
Weighted average common
    shares                     12,695     12,586      12,710     12,586     12,711      12,678     12,752      12,695
                              =======================================================================================
Diluted earnings per share
                              $   .03    $   .01     $   .15    $   .12    $   .18     $   .11    $   .13     $   .11
                              =======================================================================================
Weighted average common
   and common equivalents
   outstanding                 12,960     12,841      12,980     12,856     12,979      12,911     13,059      12,930
                              =======================================================================================