Form 10-Q
period 1999-03-31
SAGA COMMUNICATIONS INC
filed 1999-05-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 1999

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 1999 was 11,501,214 and 1,510,637, respectively.

                                      INDEX

                                                                           PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets--March 31, 1999
            and December 31, 1998                                           3

            Condensed consolidated statements of operations and
            comprehensive income--Three months ended March 31,
            1999 and 1998                                                   5

            Condensed consolidated statements of cash flows--Three
            months ended March 31, 1999 and 1998                            6

            Notes to unaudited condensed consolidated financial             7
            statements


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               16

Signatures                                                                 17

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                 MARCH 31,        DECEMBER 31,
                                                   1999              1998
                                                -----------       ------------
                                                (UNAUDITED)
Assets
Current assets:
   Cash and cash equivalents                    $  12,479         $   6,664
   Accounts receivable, net                        13,534            14,445
   Prepaid expenses                                 1,344             1,461
   Other current assets                             1,667             1,374
                                                ---------         ---------
Total current assets                               29,024            23,944

Property and equipment                             78,297            75,606
   Less accumulated depreciation                  (41,034)          (40,042)
                                                ---------         ---------
Net property and equipment                         37,263            35,564

Other assets:
   Excess of cost over fair value of
      assets acquired, net                         20,670            19,765
   Broadcast licenses, net                         45,644            41,190
   Other intangibles, deferred costs
      and investments, net                          9,937             9,550
                                                ---------         ---------
Total other assets                                 76,251            70,505
                                                ---------         ---------
                                                $ 142,538         $ 130,013
                                                =========         =========





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                   MARCH 31,        DECEMBER 31,
                                                     1999              1998
                                                  -----------       ------------
                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                               $     919         $   1,871
   Other current liabilities                          6,906             6,637
   Current portion of long-term debt                    262               181
                                                  ---------         ---------
Total current liabilities                             8,087             8,689



Deferred income taxes                                 5,486             5,401
Long-term debt                                       81,194            70,725
Broadcast program rights                                242               295
Other                                                   168               180


STOCKHOLDERS' EQUITY:
   Common stock                                         129               128
   Additional paid-in capital                        38,563            37,355
   Note receivable from principal stockholder          (658)             (648)
   Retained earnings                                  9,307             8,755
   Accumulated other comprehensive income                31                31
   Treasury stock                                       (11)             (898)
                                                  ---------         ---------
Total stockholders' equity                           47,361            44,723
                                                  ---------         ---------
                                                  $ 142,538         $ 130,013
                                                  =========         =========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.







See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                  (dollars in thousands except per share data)
                                    Unaudited

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                     1999            1998
                                                  -----------     ------------

Net operating revenue                               $18,267         $15,620
Station operating expense:
       Programming and technical                      4,671           4,019
       Selling                                        4,978           4,447
       Station general and administrative             3,085           2,736
                                                    -------         -------
          Total station operating expense            12,734          11,202
                                                    -------         -------
Station operating income before corporate
    general and administrative,
    depreciation and amortization                     5,533           4,418
       Corporate general and administrative           1,167           1,017
       Depreciation and amortization                  1,803           1,628
                                                    -------         -------
Operating profit                                      2,563           1,773
Other expenses:
       Interest expense                               1,377           1,140
       Other                                            214              11
                                                    -------         -------
Income before income tax                                972             622
Income tax provision                                    416             266
                                                    -------         -------
Net income and comprehensive income                 $   556         $   356
                                                    =======         =======

Earnings per share (basic and diluted)              $   .04         $   .03
                                                    =======         =======
Weighted average common shares                       12,864          12,695
                                                    =======         =======
Weighted average common and common
    equivalent shares                                13,143          12,960
                                                    =======         =======








See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                     1999            1998
                                                  -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities           $  2,572      $  2,401

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment             (1,576)       (1,326)
    Increase in intangibles and other assets            (216)          (69)
    Acquisition of stations                           (6,045)         (828)
                                                    --------      --------
Net cash used in investing activities                 (7,837)       (2,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                      10,250         2,000
    Payments on long-term debt                           (20)       (1,958)
    Net proceeds from exercise of stock options          850            --
                                                    --------      --------
Net cash provided by financing activities             11,080            42

Net increase in cash and cash equivalents              5,815           220
Cash and cash equivalents, beginning of
   period
                                                       6,664         2,209
                                                    --------      --------
Cash and cash equivalents, end of
   period
                                                    $ 12,479      $  2,429
                                                    ========      ========











See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1998.


2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3.  ACQUISITIONS

On January 1, 1999, the Company acquired an AM and FM radio station (KAFE-FM and KPUG-AM), serving the Bellingham, Washington market for approximately $6,350,000.

On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,661,000, including approximately $1,036,000 of the Company's Class A common stock.

All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast licenses and excess of cost over fair value of assets acquired.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.  COMMITMENTS

In February, 1999, the Company entered into an agreement to purchase WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, including approximately $600,000 of the Company's Class A common stock. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 1999.


5.  SUBSEQUENT EVENTS

On April 1, 1999 the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

On May 1, 1999 the Company acquired an AM radio station (KBFW-AM) serving the Bellingham, Washington market for approximately $1,000,000.

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

     During the years ended December 31, 1998 and 1997, and the three month periods ended March 31, 1999 and 1998, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1998 and 1997, Columbus accounted for an aggregate of 22% and 24%, respectively, and Milwaukee accounted for an aggregate of 24%, of the Company's station operating income. For the three months ended March 31, 1999 and 1998, Columbus accounted for an aggregate of 16% and 23%, respectively, and Milwaukee accounted for an aggregate of 21% and 27%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 1999 and 1998, approximately 82% and 83%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

     As of March 31, 1998, the Company owned and operated thirty-seven radio stations, one TV station and one radio information network. As a result of acquisitions, as of March 31, 1999 the Company owned and operated forty-one radio stations, one TV station, and three radio information networks.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     For the three months ended March 31, 1999, the Company's net operating revenue was $18,267,000 compared with $15,620,000 for the three months ended March 31, 1998, an increase of $2,647,000 or 17%. Approximately $1,578,000 or 60% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1998. The balance of the increase in net operating revenue represented a 7% increase in revenue generated by stations owned and operated by the Company for the entire comparable period. This increase was primarily the result of increased advertising rates at the majority of such stations.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,532,000 or 14% to $12,734,000 for the three months ended March 31, 1999, compared with $11,202,000 for the three months ended March 31, 1998. Of the total increase, approximately $1,066,000 or 70% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1998. The remaining balance of the increase in station operating expense of $466,000 represents a total increase of 4% in station operating expense generated by stations owned and operated by the Company for the comparable period in 1998.

     Operating profit increased by $790,000 or 45% to $2,563,000 for the three months ended March 31, 1999, compared with $1,773,000 for the three months ended March 31, 1998. The improvement was primarily the result of the $2,647,000 increase in net operating revenue, offset by the $1,532,000 increase in station operating expense, a $175,000 or 11% increase in depreciation and amortization, and a $150,000 or 15% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to deferred compensation charges of $40,000 pertaining to a discretionary contribution to the 401(k) plan. The remaining increase in corporate general and administrative expenses of approximately $110,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

     The Company generated net income in the amount of approximately $556,000 ($0.04 per share) during the three months ended March 31, 1999, compared with net income of $356,000 ($0.03 per share) for the three months ended March 31, 1998, an increase of approximately $200,000. The increase in net income was principally the result of the $790,000 improvement in operating profit offset by a $237,000 increase in interest expense, a $203,000 increase in other expense, a $150,000 increase in income taxes directly associated with the improved operating performance of the Company. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in other expense was principally the result of the Company's equity in the operating results of an investment in Reykjavik, Iceland.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of March 31, 1999, the Company had $81,456,000 of long-term debt (including the current portion thereof) outstanding and approximately $69,750,000 of unused borrowing capacity under the Credit Agreement (as defined below).

     The Company has a credit agreement (the "Credit Agreement") with BankBoston, N.A.; Fleet Bank, N.A.; Summit Bank; The Bank of New York; Union Bank of California, N.A.; Bank One Indiana, N.A.; Bank of Scotland; Bank of Montreal; First National Bank of Maryland; Rabobank Nederland; and Michigan National Bank (collectively, the "Lenders"), with three facilities (the "Facilities"): a $70,000,000 senior secured term loan (the "Term Loan"), a $60,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature June 30, 2006. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

     The Acquisition Facility may be used for permitted acquisitions. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On December 30,

2000, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amounts of the Term Loan and the Acquisition Facility are required to be reduced quarterly in amounts ranging from 2.5% to 7.5% of the initial commitment commencing on March 31, 2001. Any outstanding amount under the Revolving Facility will be due on the maturity date of June 30, 2006. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

     At March 31, 1999, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.30% at March 31, 1999) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $77,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended March 31, 1999 and an aggregate amount of $584,000 in additional interest expense has been recognized since the inception of the agreement.

     During the three months ended March 31, 1999, and 1998, the Company had net cash flows from operating activities of $2,572,000, and $2,401,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

     On January 1, 1999, the Company acquired an AM and FM radio station (KAFE-FM and KPUG-AM), serving the Bellingham, Washington market for approximately $6,350,000.

     On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,661,000, including approximately $1,036,000 of the Company's Class A common stock.

     The acquisitions in the first quarter of 1999 were financed through funds generated from operations and additional borrowings of $10,250,000 under the Acquisition Facility.

     On April 1, 1999 the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,875,000, including approximately $2,000,000 of the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

     On May 1, 1999 the Company acquired an AM radio station (KBFW-AM) serving the Bellingham, Washington market for approximately $1,000,000.

     In February, 1999, the Company entered into an agreement to purchase WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, including approximately $600,000 of the Company's Class A common stock. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 1999.

     The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     The Company's capital expenditures for the three months ended March 31, 1999 were approximately $1,576,000 ($1,326,000 in the comparable period in 1998). The Company anticipates capital expenditures in 1999 to be approximately $3,000,000, which it expects to finance through funds generated from operations.


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

     The Company's plan to resolve Y2K involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all systems that could be significantly affected by Y2K. The assessment indicated that some significant financial and operational systems could be affected by Y2K, including: i) accounting and financial reporting systems, ii) broadcast studio equipment and software necessary to deliver programming, iii) certain computer hardware not capable of recognizing a four digit code for the applicable year, iv) certain traffic and billing software, and v) certain local area networks. The assessment phase will be completed in the second quarter of 1999. The Company is also assessing the potential external risks associated with Y2K, including Y2K compliance status of its significant external agents. To date the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's result of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     The cost of the project and the date on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual work arounds and adjusting staffing strategies.


INFLATION

     The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, Y2K issues, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. See "Business - Forward Looking Statements; Risk Factors" 1998 Form 10-K.

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


                                                 SAGA COMMUNICATIONS, INC.


Date:  May 14, 1999                              /s/ Samuel D. Bush
                                                 -------------------------------
                                                 Samuel D. Bush
                                                 Vice President, Chief Financial
                                                 Officer, and Treasurer
                                                 (Principal Financial Officer)





Date:  May 14, 1999                              /s/ Catherine A. Bobinski
                                                 -------------------------------
                                                 Catherine A. Bobinski
                                                 Vice President, Corporate
                                                 Controller and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)