Form 10-Q
period 1999-06-30
SAGA COMMUNICATIONS INC
filed 1999-08-16
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 1999

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 10, 1999 was 11,600,736 and 1,510,637, respectively.

                                      INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30,
         1999 and December 31, 1998                                         3

         Condensed consolidated statements of operations and
         comprehensive income--Three and six months ended
         June 30, 1999 and 1998                                             5

         Condensed consolidated statements of cash flows--
         Six months ended June 30, 1999 and 1998                            6

         Notes to unaudited condensed consolidated financial
         statements                                                         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                    JUNE 30,      DECEMBER 31,
                                                      1999            1998
                                                    --------      ------------
                                                  (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                       $  6,004        $  6,664
    Accounts receivable, net                          17,479          14,445
    Prepaid expenses                                   1,423           1,461
    Other current assets                               1,533           1,374
                                                    ------------------------
Total current assets                                  26,439          23,944

Property and equipment                                83,766          75,606
    Less accumulated depreciation                    (42,176)        (40,042)
                                                    ------------------------
Net property and equipment                            41,590          35,564

Other assets:
    Excess of cost over fair value of
        assets acquired, net                          20,901          19,765
    Broadcast licenses, net                           53,803          41,190
    Other intangibles, deferred
        costs and investments, net                     9,165           9,550
                                                    ------------------------
Total other assets                                    83,869          70,505
                                                    ========================
                                                    $151,898        $130,013
                                                    ========================





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                     JUNE 30,     DECEMBER 31,
                                                       1999           1998
                                                     -------------------------
                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $  1,874       $   1,871
    Other current liabilities                           8,155           6,637
    Current portion of long-term debt                     264             181
                                                     ------------------------
Total current liabilities                              10,293           8,689


Deferred income taxes                                   5,761           5,401
Long-term debt                                         82,572          70,725
Broadcast program rights                                  200             295
Other                                                     193             180


STOCKHOLDERS' EQUITY:
    Common stock                                          131             128
    Additional paid-in capital                         41,311          37,355
    Note receivable from principal stockholder           (480)           (648)
    Retained earnings                                  11,898           8,755
    Accumulated other comprehensive income                 31              31
    Treasury stock                                        (12)           (898)
                                                     ------------------------
Total stockholders' equity                             52,879          44,723
                                                     ------------------------
                                                     $151,898        $130,013
                                                     ========================


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

                                                              THREE MONTHS                    SIX MONTHS
                                                                 ENDED                           ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        --------------------------------------------------------
                                                          1999            1998           1999             1998
                                                        --------------------------------------------------------

Net operating revenue                                   $23,459          $20,159        $41,726          $35,779

Station operating expense:
        Programming and technical                         4,843            4,129          9,514            8,148
        Selling                                           6,411            5,810         11,389           10,257
        Station general and administrative                3,177            2,807          6,262            5,543
                                                        --------------------------------------------------------
            Total station operating expense              14,431           12,746         27,165           23,948
                                                        --------------------------------------------------------
Station operating income before corporate
    general and administrative,
    depreciation and amortization                         9,028            7,413         14,561           11,831
        Corporate general and administrative              1,471            1,244          2,638            2,261
        Depreciation and amortization                     1,959            1,539          3,762            3,167
                                                        --------------------------------------------------------
Operating profit                                          5,598            4,630          8,161            6,403
Other (income) expense:
        Interest expense                                  1,451            1,143          2,828            2,283
        Other                                              (320)              82           (106)              93
                                                        --------------------------------------------------------
Income before income tax                                  4,467            3,405          5,439            4,027
Income tax provision                                      1,876            1,491          2,292            1,757
                                                        ========================================================
Net income and comprehensive income                     $ 2,591          $ 1,914        $ 3,147          $ 2,270
                                                        ========================================================

Earnings per share (basic and diluted)                  $   .20          $   .15        $   .24          $   .18
                                                        ========================================================

Weighted average common shares                           13,050           12,710         12,958           12,703
                                                        ========================================================
Weighted average common and common
    equivalent shares                                    13,302           12,980         13,143           12,970
                                                        ========================================================




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1999         1998
                                                         ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                $  5,677      $ 4,940

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (3,028)      (2,190)
    Proceeds from sale of assets                              539            3
    Increase in intangibles and other assets                 (573)        (240)
    Acquisition of stations                               (16,346)      (1,930)
                                                         ---------------------
Net cash used in investing activities                     (19,408)      (4,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                           11,750        3,500
    Payments on long-term debt                               (139)      (2,539)
    Net proceeds from exercise of stock options             1,460            -
    Fractional shares - five for four stock split               -           (2)
                                                         ---------------------
Net cash provided by financing activities                  13,071          959
Net increase (decrease) in cash and cash equivalents         (660)       1,542
Cash and cash equivalents, beginning of period              6,664        2,209
                                                         ---------------------
Cash and cash equivalents, end of period                 $  6,004      $ 3,751
                                                         =====================






See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1998.


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

On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,660,000, approximately $1,036,000 of which was paid in the Company's Class A common stock.

On April 1, 1999 the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,700,000, approximately $1,840,000 of which was paid in the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

On May 1, 1999 the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


3.  ACQUISITIONS (CONTINUED)

All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast licenses and excess of cost over fair value of assets acquired.

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 1999 and 1998 assume the 1998 and 1999 acquisitions occurred as of January 1, 1998. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:         Six Months Ended
          (In thousands except per share data)                June 30,
                                                          1999        1998
                                                        --------------------
    Net operating revenue                               $42,528      $39,572
                                                        ====================
    Net income                                          $ 3,125      $ 1,868
                                                        ====================
    Basic earnings per share                            $   .24      $   .15
                                                        ====================
    Diluted earnings per share                          $   .24      $   .14
                                                        ====================


4.  SUBSEQUENT EVENT

On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A common stock.

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

       During the years ended December 31, 1998 and 1997, and the six month periods ended June 30, 1999 and 1998, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1998 and 1997, Columbus accounted for an aggregate of 22% and 24%, respectively, and Milwaukee accounted for an aggregate of 24%, of the Company's station operating income. For the six months ended June 30, 1999 and 1998, Columbus accounted for an aggregate of 14% and 22%, respectively, and Milwaukee accounted for an aggregate of 22% and 25%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

       Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 1999 and 1998, approximately 82% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

       The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

       As of June 30, 1998, the Company owned and operated thirty-seven radio stations, one TV station and two radio information networks. As a result of acquisitions, as of June 30, 1999 the Company owned and/or operated forty-two radio stations, four TV stations, three radio information networks, and an equity interest in six FM radio stations serving Reykjavik, Iceland.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

       For the three months ended June 30, 1999, the Company's net operating revenue was $23,459,000 compared with $20,159,000 for the three months ended June 30, 1998, an increase of $3,300,000 or 16%. Approximately $2,332,000 or 71%
of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1998. The balance of the increase in net operating revenue represented a 5% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,685,000 or 13% to $14,431,000 for the three months ended June 30, 1999, compared with $12,746,000 for the three months ended June 30, 1998. Of the total increase, approximately $1,536,000 or 91% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1998. The remaining balance of the increase in station operating expense of $147,000 represents a total increase of 1% in stations owned and operated by the Company for the comparable period in 1998.

       Operating profit increased by $968,000 or 21% to $5,598,000 for the three months ended June 30, 1999, compared with $4,630,000 for the three months ended June 30, 1998. The improvement was primarily the result of the $3,300,000 increase in net operating revenue, offset by the $1,685,000 increase in station operating expense, a $420,000 or 27% increase in depreciation and amortization, and a $227,000 or 18% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges represented additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

       The Company generated net income in the amount of approximately $2,591,000 ($0.20 per share) during the three months ended June 30, 1999, compared with net income of $1,914,000 ($0.15 per share) for the three months ended June 30, 1998, an increase of approximately $677,000. The increase in net income was principally the result of the $968,000 improvement in operating profit and a $402,000 decrease in other (income)/expense, offset by a $308,000 increase in interest expense and a $385,000 increase in income tax expense. The decrease in other (income) expense was principally the result of non-recurring income of $500,000 resulting from an agreement to downgrade a FCC license at one of the Company's stations, offset by a $100,000 increase in the loss from an equity investment. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in income tax expense is directly associated with the improved operating performance of the Company.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

       For the six months ended June 30, 1999, the Company's net operating revenue was $41,726,000 compared with $35,779,000 for the six months ended June 30, 1998, an increase of $5,947,000 or 17%. Approximately $3,934,000 or 66% of
the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1998. The balance of the increase in net operating revenue represented an 6% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,217,000 or 13% to $27,165,000 for the six months ended June 30, 1999, compared with $23,948,000 for the six months ended June 30, 1998. Of the total increase, approximately $2,621,000 or 81% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1998. The remaining balance of the increase in station operating expense of $594,000 represents a total increase of 3% in stations owned and operated by the Company for the comparable period in 1998.

       Operating profit increased by $1,758,000 or 27% to $8,161,000 for the six months ended June 30, 1999, compared with $6,403,000 for the six months ended June 30, 1998. The improvement was primarily the result of the $5,947,000 increase in net operating revenue, offset by the $3,217,000 increase in station operating expense, a $595,000 or 19% increase in depreciation and amortization, and a $377,000 or 17% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in deferred compensation charges of $75,000 pertaining to a discretionary contribution to the 401(k) plan, and the remaining increase of approximately $300,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

       The Company generated net income in the amount of approximately $3,147,000 ($0.24 per share) during the six months ended June 30, 1999, compared with net income of $2,270,000 ($0.18 per share) for the six months ended June 30, 1998, an increase of approximately $877,000. The increase in net income was principally the result of the $1,758,000 improvement in operating profit and a decrease in other (income) expense of $199,000, offset by a $545,000 increase in interest expense and a $535,000 increase in income tax expense. The decrease in other (income) expense was principally the result of non-recurring income of $500,000 resulting from an agreement to downgrade a FCC license at one of the Company's stations, offset by a $320,000 increase in the loss of an unconsolidated affiliate. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in income tax expense is directly associated with the improved operating performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's policy is generally to repay its long-term debt with excess cash on hand to reduce its financing costs. As of June 30, 1999, the Company had $82,836,000 of long-term debt (including the current portion thereof) outstanding and approximately $68,250,000 of unused borrowing capacity under the Credit Agreement (as defined below).

       The Company's credit agreement (the "Credit Agreement") has three facilities (the "Facilities"): a $70,000,000 senior secured term loan (the "Term Loan"), a $60,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature on June 30, 2006. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

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

       At June 30, 1999, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.09625% at June 30, 1999) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $166,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the three months ended June 30, 1999 and an aggregate amount of $673,000 in additional interest expense has been recognized since the inception of the agreement.

       During the six months ended June 30, 1999 and 1998, the Company had net cash flows from operating activities of $5,677,000 and $4,940,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

       On January 1, 1999, the Company acquired an AM and FM radio station (KAFE-FM and KPUG-AM), serving the Bellingham, Washington market for approximately $6,350,000.

       On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,660,000, approximately $1,036,000 of which was paid in the Company's Class A common stock.

       On April 1, 1999 the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,700,000, approximately $1,840,000 of which was paid in the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

       On May 1, 1999 the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

       The acquisitions during the first six months of 1999 were financed through funds generated from operations and additional borrowings of $11,750,000 under the Credit Agreement.

       On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A common stock.

       The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if any.

       The Company's capital expenditures for the six months ended June 30, 1999 were approximately $3,028,000 ($2,190,000 in the comparable period in 1998). The Company anticipates capital expenditures in 1999 to be approximately $4,000,000, which it expects to finance through funds generated from operations.


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

       The Company's remediation phase is to replace or upgrade to Y2K compliant software and hardware if applicable for related systems based upon its findings during the assessment phase. The Company anticipates completing this phase no later than September 30, 1999. The Company's testing and implementation phases will run concurrently for certain systems. Completion of the testing phase for all significant systems is expected by September 30, 1999.

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

FORWARD-LOOKING STATEMENTS

       Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, Y2K issues, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. See "Business - Forward Looking Statements; Risk Factors" in the Company's 1998 Form 10-K.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was held on May 10, 1999.

         (b) Not applicable

         (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

             (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                 Name                                  For           Withheld
                 ----                              ----------        --------
                 Jonathan Firestone*                9,413,970         10,806
                 Joseph P. Misiewicz*               9,413,696         11,080
                 Edward K. Christian               10,924,607         10,806
                 Donald Alt                        10,922,519         12,894
                 Kristin Allen                     10,924,333         11,080
                 Gary Stevens                      10,924,333         11,080
                   -------------------------------------------------------
                    * Elected by the holders of Class A Common Stock.

             (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1999 was approved with 24,525,001 votes cast for, 6,071 votes cast against, 74 abstentions and 0 broker non-votes.

             (3) The proposal to ratify the adoption by the Board of Directors of the Saga Communications, Inc. Employee Stock Purchase Plan was approved with 23,600,333 votes cast for, 190,275 votes cast against, 1,005 abstentions and 739,533 broker non-votes.

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


                                         SAGA COMMUNICATIONS, INC.


Date: August 12, 1999                    /s/ Samuel D. Bush
                                         ---------------------------------------
                                         Samuel D. Bush
                                         Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer)



Date: August 12, 1999                    /s/ Catherine A. Bobinski
                                         ---------------------------------------
                                         Catherine A. Bobinski
                                         Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                         (Principal Accounting Officer)