Form 10-Q
period 1999-09-30
SAGA COMMUNICATIONS INC
filed 1999-11-12
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                        38-3042953
            -------------------------------         ----------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)


                    73 Kercheval Avenue
               Grosse Pointe Farms, Michigan              48236
         ----------------------------------------       ----------
         (Address of principal executive offices)       (Zip Code)


                                 (313) 886-7070
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 5, 1999 was 11,672,278 and 1,510,637, respectively.

                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets--September 30, 1999
           and December 31, 1998                                              3

           Condensed consolidated statements of operations and
           comprehensive income--Three and nine months ended
           September 30, 1999 and 1998
                                                                              5

           Condensed consolidated statements of cash flows--Nine
           months ended September 30, 1999 and 1998                           6

           Notes to unaudited condensed consolidated financial
           statements                                                         7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  21

Signatures                                                                   22

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1999            1998
                                                  --------        --------
                                                 (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                     $  8,334        $  6,664
    Accounts receivable, net                        17,601          14,445
    Prepaid expenses                                 1,902           1,461
    Other current assets                             1,486           1,374
                                                  --------        --------
Total current assets                                29,323          23,944

Property and equipment                              88,062          75,606
    Less accumulated depreciation                  (43,348)        (40,042)
                                                  --------        --------
Net property and equipment                          44,714          35,564

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                20,697          19,765
    Broadcast licenses, net                         54,527          41,190
    Other intangibles, deferred costs and
       investments, net                             10,854           9,550
                                                  --------        --------
Total other assets                                  86,078          70,505
                                                  --------        --------
                                                  $160,115        $130,013
                                                  ========        ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1999            1998
                                                 --------        --------
                                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  2,017        $  1,871
    Other current liabilities                       8,874           6,637
    Current portion of long-term debt                 379             181
                                                 --------        --------
Total current liabilities                          11,270           8,689



Deferred income taxes                               6,210           5,401
Long-term debt                                     85,362          70,725
Broadcast program rights                              604             295
Other                                                 238             180


STOCKHOLDERS' EQUITY:
    Common stock                                      131             128
    Additional paid-in capital                     42,126          37,355
    Note receivable from principal stockholder       (490)           (648)
    Retained earnings                              14,645           8,755
    Accumulated other comprehensive income             31              31
    Treasury stock                                    (12)           (898)
                                                 --------        --------
Total stockholders' equity                         56,431          44,723
                                                 --------        --------
                                                 $160,115        $130,013
                                                 ========        ========



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

                                                               THREE MONTHS               NINE MONTHS
                                                                   ENDED                     ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           --------------------      --------------------
                                                            1999          1998        1999          1998
                                                           -------      -------      -------      -------

Net operating revenue                                      $23,882      $19,941      $65,608      $55,720

Station operating expense:
  Programming and technical                                  5,399        4,342       14,913       12,490
  Selling                                                    5,434        4,796       16,823       15,053
  Station general and administrative                         3,290        2,687        9,552        8,230
                                                           -------      -------      -------      -------
    Total station operating expense                         14,123       11,825       41,288       35,773
                                                           -------      -------      -------      -------
Station operating income before corporate general and
 administrative, depreciation and amortization               9,759        8,116       24,320       19,947
  Corporate general and administrative                       1,128        1,017        3,766        3,278
  Depreciation and amortization                              2,138        1,633        5,900        4,800
                                                           -------      -------      -------      -------
Operating profit                                             6,493        5,466       14,654       11,869
Other expense:
  Interest expense                                           1,566        1,159        4,394        3,442
  Other                                                        198          252           92          345
                                                           -------      -------      -------      -------
Income before income tax                                     4,729        4,055       10,168        8,082
Income tax provision                                         1,983        1,663        4,275        3,420
                                                           -------      -------      -------      -------
Net income and comprehensive income                        $ 2,746      $ 2,392      $ 5,893      $ 4,662
                                                           =======      =======      =======      =======
Earnings per share:
  Basic                                                    $   .21      $   .19      $   .45      $   .37
                                                           =======      =======      =======      =======
  Diluted                                                  $   .20      $   .18      $   .44      $   .36
                                                           =======      =======      =======      =======

Weighted average common shares                              13,122       12,711       13,013       12,705
                                                           -------      -------      -------      -------
Weighted average common and common equivalent shares
                                                            13,413       12,979       13,278       12,967
                                                           -------      -------      -------      -------




See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1999           1998
                                                          -------        ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                 $11,577        $9,036

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (4,194)       (2,424)
    Proceeds from sale of assets                              599             2
    Increase in intangibles and other assets               (1,495)       (2,149)
    Acquisition of stations                               (20,870)       (2,155)
                                                          -------        ------
Net cash used in investing activities                     (25,960)       (6,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                           14,500         3,500
    Payments on long-term debt                               (185)       (2,970)
    Purchase of shares held in treasury                        --          (123)
    Net proceeds from exercise of stock options             1,738             4
    Fractional shares - five for four stock split              --            (1)
                                                          -------        ------
Net cash provided by financing activities                  16,053           410

Net increase in cash and cash equivalents                   1,670         2,720
Cash and cash equivalents, beginning of period              6,664         2,209
                                                          -------        ------
Cash and cash equivalents, end of period                  $ 8,334        $4,929
                                                          =======        ======



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1998.


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

On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,700,000, approximately $1,840,000 of which was paid in the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


3.  ACQUISITIONS (CONTINUED)

On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

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

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 1999 and 1998 assume the 1998 and 1999 acquisitions occurred as of January 1, 1998. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:    Nine Months Ended
       (In thousands except per share data)            September 30,
                                                      1999        1998
                                                    -------     -------
Net operating revenue                               $67,691     $63,311
                                                    -------     -------
Net income                                          $ 5,792     $ 4,004
                                                    =======     =======
Basic earnings per share                            $   .45     $   .32
                                                    =======     =======
Diluted earnings per share                          $   .44     $   .31
                                                    =======     =======

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.  COMMITMENTS

On September 30, 1999, the Company entered into two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also sold an interest rate cap under the same terms with a fixed price of 6.0%. The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (5.50875% at September 30, 1999) calculated on a notional amount of $24,500,000. The interest rate cap agreement requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements will be recognized as an adjustment to interest expense. These agreements expire in September 2001.


5.  SUBSEQUENT EVENT

On November 9, 1999, the Company entered into an agreement to purchase two FM and one AM radio station (KICD-AM/FM and KIGL-FM) serving the Spencer, Iowa market for approximately $6,400,000.

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

      During the years ended December 31, 1998 and 1997, and the nine month periods ended September 30, 1999 and 1998, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1998 and 1997, Columbus accounted for an aggregate of 22% and 24%, respectively, and Milwaukee accounted for an aggregate of 24%, of the Company's station operating income. For the nine months ended September 30, 1999 and 1998, Columbus accounted for an aggregate of 14% and 22%, respectively, and Milwaukee accounted for an aggregate of 22% and 25%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole. A decrease in revenue and station operating income has been experienced at the FM station in the Company's Columbus, Ohio market, the effect of which is discussed in the comparative information of this section.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 1999 and 1998, approximately 81% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of September 30, 1998, the Company owned and operated thirty-seven radio stations, one TV station, two radio information networks, and an equity interest in six FM radio stations serving Reykjavik, Iceland. As a result of acquisitions, as of September 30, 1999 the Company owned and/or operated forty-two radio stations, five TV stations, three radio information networks, and an equity interest in six FM radio stations serving Reykjavik, Iceland.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      For the three months ended September 30, 1999, the Company's net operating revenue was $23,882,000 compared with $19,941,000 for the three months ended September 30, 1998, an increase of $3,941,000 or 20%. Approximately $3,000,000 or 76% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1998. The balance of the increase in net operating revenue represented a 5% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      The net increase in net operating revenue in stations owned and operated by the Company for the entire comparable period was reflective of an overall increase of 7% or $1,227,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $284,000 or 10% decrease in net operating revenue in the Columbus market. The decrease in revenue in the Columbus market was primarily due to competitive pressures in the market which resulted in a short-term decline in the station's listener ratings. While these competitive pressures created challenges, it is believed that they are only temporary in nature and will not persist beyond the fourth quarter of 1999.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,298,000 or 19% to $14,123,000 for the three months ended September 30, 1999, compared with $11,825,000 for the three months ended September 30, 1998. Of the total increase, approximately $2,082,000 or 91% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1998. The remaining balance of the increase in station operating expense of $216,000 represents a total increase of 2% in stations owned and operated by the Company for the comparable period in 1998.

      The net increase in station operating expense in stations owned and operated by the Company for the entire comparable period was reflective of an overall increase of 1% or $145,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $71,000 or 6% increase in station operating expense in the Columbus market. The increase in station operating expense in the Columbus market was primarily due to competitive pressures in the market. In an effort to protect the station's franchise with its target audience, additional non-budgeted monies were spent on market research, advertising and promotion.

      Operating profit increased by $1,027,000 or 19% to $6,493,000 for the three months ended September 30, 1999, compared with $5,466,000 for the three months ended September 30, 1998. The improvement was primarily the result of the $3,941,000 increase in net operating revenue, offset by the $2,298,000 increase in station operating expense, a $505,000 or 31% increase in depreciation and amortization, and a $111,000 or 11% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges represented additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

      The Company generated net income in the amount of approximately $2,746,000 ($0.20 per share on a fully diluted basis) during the three months ended September 30, 1999, compared with net income of $2,392,000 ($0.18 per share on a fully diluted basis) for the three months ended September 30, 1998, an increase of approximately $354,000. The increase in net income was principally the result of the $1,027,000 improvement in operating profit and a $54,000 decrease in other expense, offset by a $407,000 increase in interest expense and a $320,000 increase in income tax expense. The decrease in other expense was principally the result of a decrease in the loss from an equity investment. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in income tax expense is directly associated with the improved operating performance of the Company.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      For the nine months ended September 30, 1999, the Company's net operating revenue was $65,608,000 compared with $55,720,000 for the nine months ended September 30, 1998, an increase of $9,888,000 or 18%. Approximately $6,801,000 or 69% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1998. The balance of the increase in net operating revenue represented a 6% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      The net increase in net operating revenue in stations owned and operated by the Company for the entire comparable period was reflective of an overall increase of 7% or $3,411,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $324,000 or 4% decrease in net operating revenue in the Columbus market. The decrease in revenue in the Columbus market was primarily due to competitive pressures in the market which resulted in a short-term decline in the station's listener ratings. While these competitive pressures created challenges, it is believed that they are only temporary in nature and will not persist beyond the fourth quarter of 1999.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $5,515,000 or 15% to $41,288,000 for the nine months ended September 30, 1999, compared with $35,773,000 for the nine months ended September 30, 1998. Of the total increase, approximately $4,631,000 or 84% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1998. The remaining balance of the increase in station operating expense of $884,000 represents a total increase of 3% in stations owned and operated by the Company for the comparable period in 1998.

      The net increase in station operating expense in stations owned and operated by the Company for the entire comparable period was reflective of an overall increase of 1% or $328,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $556,000 or 16% increase in station operating expense in the Columbus market. The increase in station operating expense in the Columbus market was primarily due to competitive pressures in the market. In an effort to protect the station's franchise with its target audience, additional non-budgeted monies were spent on market research, advertising and promotion.

      Operating profit increased by $2,785,000 or 24% to $14,654,000 for the nine months ended September 30, 1999, compared with $11,869,000 for the nine months ended September 30, 1998. The improvement was primarily the result of the $9,888,000 increase in net operating revenue, offset by the $5,515,000 increase in station operating expense, a $1,100,000 or 23% increase in depreciation and amortization, and a $488,000 or 15% increase in corporate general and administrative charges. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in deferred compensation charges of $140,000 pertaining to a discretionary contribution to the 401(k) plan, and the remaining increase of approximately $348,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

      The Company generated net income in the amount of approximately $5,893,000 ($0.44 per share on a fully diluted basis) during the nine months ended September 30, 1999, compared with net income of $4,662,000 ($0.36 per share on a fully diluted basis) for the nine months ended September 30, 1998, an increase of approximately $1,231,000. The increase in net income was principally the result of the $2,785,000 improvement in operating profit and a decrease in other expense of $253,000, offset by a $952,000 increase in interest expense and a $855,000 increase in income tax expense. The decrease in other expense was principally the result of non-recurring income of $500,000 resulting from an agreement to downgrade a FCC license at one of the Company's stations, offset by a $250,000 increase in the loss of an unconsolidated affiliate. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in income tax expense is directly associated with the improved operating performance of the Company.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company had $85,741,000 of long-term debt (including the current portion thereof) outstanding and approximately $65,500,000 of unused borrowing capacity under the Credit Agreement (as defined below).

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

      At September 30, 1999, the Company had an interest rate swap agreement with a total notional amount of $32,000,000 that it uses to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, dated November 21, 1995, the Company pays 6.15% calculated on a $32,000,000 notional amount. The Company receives LIBOR (5.09625% at September 30, 1999) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in December 1999. As the LIBOR increases, interest payments received and the market value of the swap position increase. Approximately $244,000 in additional interest expense was recognized as a result of the interest rate swap agreement for the nine months ended September 30, 1999 and an aggregate amount of $751,000 in additional interest expense has been recognized since the inception of the agreement.

      On September 30, 1999, the Company entered into two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also sold an interest rate cap under the same terms with a fixed price of 6.0%. The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (5.50875% at September 30, 1999) calculated on a notional amount of $24,500,000. The interest rate cap agreement requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements will be recognized as an adjustment to interest expense. These agreements expire in September 2001. No additional interest expense was recognized as a result of the interest rate swap agreement for the nine months ended September 30, 1999.

      During the nine months ended September 30, 1999 and 1998, the Company had net cash flows from operating activities of $11,577,000 and $9,036,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

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

      On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $11,700,000, approximately $1,840,000 of which was paid in the Company's Class A common stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

      On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

      On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A common stock.

      The acquisitions during the first nine months of 1999 were financed through funds generated from operations and additional borrowings of $14,500,000 under the Credit Agreement.

      On November 9, 1999, the Company entered into an agreement to purchase two FM and one AM radio station (KICD-AM/FM and KIGL-FM) serving the Spencer, Iowa market for approximately $6,400,000.

      The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if any.

      The Company's capital expenditures for the nine months ended September 30, 1999 were approximately $4,194,000 ($2,424,000 in the comparable period in 1998). The Company anticipates capital expenditures in 1999 to be approximately $4,500,000, which it expects to finance through funds generated from operations.


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

      The Company determined that it was necessary to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications or replacements of existing software and certain hardware, Y2K can be mitigated. However, if such modifications and replacements are not made, or are not timely completed, Y2K could have a material impact on the operations of the Company.

      The Company's plan to resolve Y2K involved the following four phases: assessment, remediation, testing, and implementation. The Company has substantially completed its assessment of all systems that could be significantly affected by Y2K. The assessment indicated that some significant financial and operational systems could be affected by Y2K, including: i) accounting and financial reporting systems, ii) broadcast studio equipment and software necessary to deliver programming, iii) certain computer hardware not capable of recognizing a four digit code for the applicable year, iv) certain traffic and billing software, and v) certain local area networks. The Company has also assessed the potential external risks associated with Y2K, including Y2K compliance status of its significant external agents. To date the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's result of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

      The Company's remediation phase was to replace or upgrade to Y2K compliant software and hardware if applicable for related systems based upon its findings during the assessment phase. The Company has substantially completed this phase and anticipates completing this phase no later than November 30, 1999. The Company's testing and implementation phases will run concurrently for certain systems. Completion of the testing phase for all significant systems is expected by November 30, 1999.

      The Company has and will utilize both internal and external resources to replace, upgrade, test and implement the software and operating equipment for Y2K modifications. The total Y2K project cost is estimated to be approximately $500,000, which includes the cost of new software and hardware, most of which has or will be capitalized. The project is estimated to be 90% completed as of September 30, 1999, with final completion expected to be on or before November 30, 1999, which is prior to any anticipated impact on its operating systems.

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


                                       SAGA COMMUNICATIONS, INC.


Date:  November 11, 1999               /s/ Samuel D. Bush
                                       ---------------------------------------
                                       Samuel D. Bush
                                       Vice President, Chief Financial
                                       Officer, and Treasurer
                                       (Principal Financial Officer)





Date:  November 11, 1999               /s/ Catherine A. Bobinski
                                       ---------------------------------------
                                       Catherine A. Bobinski
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)