Form 10-K
period 1999-12-31
SAGA COMMUNICATIONS INC
filed 2000-03-27
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period for __________ to __________
Commission file number 1-11588

                            SAGA COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                              38-3042953
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                   73 KERCHEVAL AVENUE
              GROSSE POINTE FARMS, MICHIGAN                   48236
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
Title of each class                                   registered
------------------------------------        ------------------------------

Class A Common Stock, $.01 par value            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $18.00 per share (the closing price of the Class A Common Stock on March 15, 2000 on the American Stock Exchange): $262,324,296.

    The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 15, 2000 was 14,590,241 and 1,888,296, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2000) is incorporated by reference in Part III hereof.

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

      On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate), a low power Univision affiliate (KUNU-LPTV) and a low power construction permit (KVTX-LPTV) serving the Victoria, Texas market for approximately $10,700,000, approximately $1,840,000 of which was paid in the Company's Class A Common Stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

      On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

      On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A Common Stock.

      In March 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHMP-AM/FM) serving the Northhampton, Massachusetts market for approximately $12,000,000. The acquisition is subject to the approval of the Federal Communications Commission ("FCC") and is expected to close during the third quarter of 2000.

      In March 2000, the Company also entered into an agreement to acquire an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000. The acquisition is subject to the approval of the FCC and is expected to close during the third quarter of 2000.

      For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

BUSINESS

      The Company is a broadcast company whose business is primarily devoted to acquiring, developing and operating radio and television stations. As of March 15, 2000 the Company owned and/or operated five television stations serving three markets, three state radio networks, and twenty-eight FM and seventeen AM radio stations serving thirteen markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin. Additionally, the Company has an equity interest in six FM radio stations serving Reykjavik, Iceland

The following table sets forth certain information about the Company's television stations and their markets as of February 29, 2000:

                                                       1999
                                                       MARKET                                       FALL 1999
                                                       RANKING BY                                   STATION RANKING
                                                       NUMBER OF TV                                 (BY
STATION         MARKET (a)                             HOUSEHOLDS (b)         STATION AFFILIATE     # OF VIEWERS) (b)
-------         ----------                             --------------         -----------------     -----------------

KOAM            Joplin, MO - Pittsburg, KS               147                  CBS                   1
WXVT            Greenwood - Greenville, MS               181                  CBS                   2
KAVU            Victoria, TX                             204                  ABC                   1
KVCT (c)        Victoria, TX                             204                  FOX                   2
KUNU-LP (d)     Victoria, TX                             204                  Univision             3
KVTX-LP (d)     Victoria, TX                             204                  N/A                   N/R


(a)  Actual city of license may differ from metro market actually served.

(b) Derived from Investing in Television Market Report 1999, based on A.C. Nielson ratings and data.

(c)  Station operated under the terms of a local marketing agreement ("LMA").

(d)  Stations are simulcast.

N/R Station does not appear in Television Market Report 1999.

The following table sets forth certain information about the Company's radio stations and their markets as of February 29, 2000:

                                     1999                                         Fall 1999
                                     MARKET                                       TARGET
                                     RANKING                                      DEMOGRAPHICS
                                     BY RADIO                                     RANKING (BY     TARGET
STATION        MARKET (a)            REVENUE (b)    STATION FORMAT                LISTENERS) (c)  DEMOGRAPHICS
-------        ----------            -----------    --------------                --------------  ------------

FM:
WSNY           Columbus, OH             29          Adult Contemporary            1               Women 25-54
WKLH           Milwaukee, WI            34          Classic Hits                  2               Men 25-49
WLZR           Milwaukee, WI            34          Album Oriented Rock           1               Men 18-34
WJMR           Milwaukee, WI            34          R&B Oldies                    11              Adults 35-49
WFMR           Milwaukee, WI            34          Classical                     7               Adults 45+
WNOR           Norfolk, VA              46          Album Oriented Rock           1               Men 18-34
WAFX           Norfolk, VA              46          Classic Hits                  2               Men 25-49
KSTZ           Des Moines, IA           72          Hot Adult Contemporary        2(e)            Women 18-34
KIOA           Des Moines, IA           72          Oldies                        2               Adults 35-54
KAZR           Des Moines, IA           72          Album Oriented Rock           1               Men 18-34
KLTI           Des Moines, IA           72          Soft Adult Contemporary       2(e)            Women 35-54
WMGX           Portland, ME             90          Hot Adult Contemporary        2               Women 25-54
WYNZ           Portland, ME             90          Oldies                        4(e)            Adults 35-54
WPOR           Portland, ME             90          Country                       1               Adults 35+
WAQY           Springfield, MA          97          Classic Rock                  1(d)            Men 25-54
WZID           Manchester, NH          108          Adult Contemporary            1               Adults 25-54
WQLL           Manchester, NH          108          Oldies                        4               Adults 35-54
WYMG           Springfield, IL         152          Classic Hits                  1(e)            Men 25-54
WQQL           Springfield, IL         152          Oldies                        6               Adults 35-54
WDBR           Springfield, IL         152          Contemporary Hits             1               Women 18-34
WYXY           Springfield, IL         152          Country                       7(e)            Adults 25-49
WLRW           Champaign, IL           164          Hot Adult Contemporary        2(e)            Women 18-49
WIXY           Champaign, IL           164          Country                       1               Adults 25-54
KCLH           Sioux City IA           217          Classic Hits                  3               Men 25-49
KISM           Bellingham, WA          N/A          Rock                          3               Men 25-49
KAFE           Bellingham, WA          N/A          Adult Contemporary            1               Women 25-54
KICD           Spencer, IA             N/A          Country                       N/R             Adults 35+
KLLT           Spencer, IA             N/A          Adult Contemporary            N/R             Adults 25-54

AM:
WVKO           Columbus, OH             29          Gospel                        14(e)           Adults 35+
WJYI           Milwaukee, WI            34          Contemporary Christian        N/A             Adults 18+
WJOI           Norfolk, VA              46          Nostalgia                     N/A             Adults 35+
KRNT           Des Moines, IA           72          Nostalgia/Sports              3               Adults 35+
KXTK           Des Moines, IA           72          Talk/Sports                   15(e)           Adults 35+
WGAN           Portland, ME             90          News/Talk                     2               Adults 35+
WZAN           Portland, ME             90          News/Talk                     3(e)            Men 35-54
WBAE           Portland, ME             90          Nostalgia                     N/A             Adults 35+
WPNT           Springfield, MA          97          Classic Rock                  1(d)            Men 25-54
WFEA           Manchester, NH          108          Nostalgia                     4               Adults 35+
WTAX           Springfield, IL         152          News/Talk                     2(e)            Adults 35+
WLLM           Springfield, IL         152          News/Talk/Nostalgia           N/R             Adults 35+
WNAX           Yankton, SD             217          Full Service/Country          2               Adults 35+
KGMI           Bellingham, WA          N/A          News/Talk                     1               Adults 35+
KPUG           Bellingham, WA          N/A          Talk/Sports                   N/R             Adults 35+
KIXT           Bellingham, WA          N/A          Country                       6               Adults 35+
KICD           Spencer, IA             N/A          News/Talk/Nostalgia           N/R             Adults 35+
(footnotes on next page)

(a)  Actual city of license may differ from metro market actually served.

(b)  Derived from Investing in Radio 1999 Market Report.

(c) Information derived from most recent available Arbitron Radio Market Report except for Bellingham. The Bellingham information was derived from Investing in Radio 1999 Market Report, and the 1999 Willhight Research Audience Measurement Surveys report, respectively.

(d) AM and FM stations are simulcast. Accordingly, ranking information pertains to the combined stations.

(e)  Tied for position.

N/A  Information currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.


COMPANY STRATEGY

      The Company's strategy is to operate top billing radio and television stations in mid-sized markets. The Company prefers to operate in mid-sized markets, which it defines as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of March 15, 2000, the Company owns and/or operates at least one of the top four billing stations in each of its radio markets for which independent data exists.

      Based on the most recent information available, 11 of the 28 FM radio stations and 2 of the 17 AM radio stations owned and/or operated by the Company were ranked number one (by number of listeners), and 2 of the 6 television stations owned and/or operated by the Company were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in the Company's strategy to achieve top ratings in both its radio and television operations. In many of the Company's markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases it is the practice of the Company to use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, the Company does not subscribe to an independent listener rating service.

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

      The television stations that the Company owns and/or operates are comprised of two CBS affiliates, one ABC affiliate, one Fox affiliate and one Univision affiliate (additional low power television station is currently simulcasting this affiliate). In addition to securing network programming, the Company also carefully selects available syndicated programming to maximize viewership. The Company also develops local programming, including a strong local news franchise.

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


ADVERTISING SALES

      Virtually all of the Company's revenue is generated from the sale of advertising for broadcast on its stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. In the case of the Company's television stations, the number of advertisements broadcast may be limited by certain network affiliation and syndication agreements and, with respect to programs designed for children, federal regulation. The Company determines the number of advertisements broadcast hourly that can maximize a station's available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in the Company's revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments which are made to ensure that the station efficiently utilizes available inventory.

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

      Approximately 82% of the Company's revenue in fiscal 1999 was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all its markets, the Company attempts to maintain a local sales force which is generally larger than that of its competitors. In its sales efforts, the Company's principal goal is to develop long-standing customer relationships through frequent direct contacts, which the Company believes represents a competitive advantage. The Company also typically provides incentive to its sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

      Each of the Company's stations also engage national independent sales representatives to assist it in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 1999 was approximately $18,475,000 or 18% of the Company's revenue.


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

      The radio and television broadcasting industries are also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable television systems, direct reception from satellites, and streaming of audio on the internet. Although the Company recognizes that technological advances within the broadcast industry can be significant, it is not aware of any such advances or developments that would have an effect on its competitive position within its markets. The Company cannot predict the effect, if any, that any such new technologies may have on the broadcasting industry taken as a whole.

EMPLOYEES

      As of December 31, 1999, the Company had approximately 646 full-time employees and 258 part-time employees, none of whom are represented by unions. The Company believes that its relations with its employees are good.

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

      LICENSE RENEWAL. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of any of the Company's stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the "two-step" renewal process. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

The following table sets forth the market and broadcast power of each of the Company's broadcast stations and the date on which each such station's FCC license expires:

                                                                                 EXPIRATION DATE OF
STATION                 MARKET(1)                  POWER (WATTS)(2)              FCC  AUTHORIZATION
-------                 ---------                  ----------------              ------------------
FM:
WSNY                    Columbus, OH                  50,000                     October 1, 2004
WKLH                    Milwaukee, WI                 50,000                     December 1, 2004
WLZR                    Milwaukee, WI                 50,000                     December 1, 2004
WFMR                    Milwaukee, WI                  6,000                     December 1, 2004
WJMR                    Milwaukee, WI                  6,000                     December 1, 2004
WNOR                    Norfolk, VA                   50,000                     October 1, 2003
WAFX                    Norfolk, VA                  100,000                     October 1, 2003
KSTZ                    Des Moines,   IA             100,000                     February 1, 2005
KIOA                    Des Moines,   IA             100,000                     February 1, 2005
KAZR                    Des Moines,   IA             100,000                     February 1, 2005
KLTI                    Des Moines,   IA             100,000                     February 1, 2005
WMGX                    Portland, ME                  50,000                     April 1, 2006
WYNZ                    Portland, ME                  25,000                     April 1, 2006
WPOR                    Portland, ME                  50,000                     April 1, 2006
WAQY                    Springfield, MA               50,000                     April 1, 2006
WZID                    Manchester, NH                50,000                     April 1, 2006
WQLL                    Manchester, NH                 6,000                     April 1, 2006
WYMG                    Springfield,  IL              50,000                     December 1, 2004
WQQL                    Springfield,  IL              50,000                     December 1, 2004
WDBR                    Springfield,  IL              50,000                     December 1, 2004
WYXY                    Lincoln, IL                   25,000                     December 1, 2004
WLRW                    Champaign, IL                 50,000                     December 1, 2004
WIXY                    Champaign, IL                 25,000                     December 1, 2004
KCLH                    Yankton, SD                  100,000                     April 1, 2005
KISM                    Bellingham, WA               100,000                     February 1, 2006
KAFE                    Bellingham, WA               100,000                     February 1, 2006
KICD                    Spencer, IA                  100,000                     February 1, 2005
KLLT                    Spencer, IA                   25,000                     February 1, 2005
AM:
WVKO                    Columbus, OH                   1,000                     October 1, 2004
WJYI                    Milwaukee, WI                  1,000                     December 1, 2004
WJOI                    Norfolk, VA                    1,000                     October 1, 2003
KRNT                    Des Moines, IA                 5,000                     February 1, 2005
KXTK                    Des Moines, IA                10,000                     February 1, 2005
WGAN                    Portland, ME                   5,000                     April 1, 2006
WZAN                    Portland, ME                   5,000                     April 1, 2006
WBAE                    Portland, ME                   1,000                     April 1, 2006
WPNT                    Springfield, MA                2,500(5)                  April 1, 2006
WFEA                    Manchester, NH                 5,000                     April 1, 2006
WTAX                    Springfield, IL                1,000                     December 1, 2004
WLLM                    Lincoln, IL                    1,000(5)                  December 1, 2004
WNAX                    Yankton, SD                    5,000                     April 1, 2005
KGMI                    Bellingham, WA                 5,000                     February 1, 2006
KPUG                    Bellingham, WA                10,000                     February 1, 2006
KIXT                    Bellingham, WA                 1,000(5)                  February 1, 2006
KICD                    Spencer, IA                    1,000                     February 1, 2005
(footnotes on next page)

                                                                                 EXPIRATION DATE OF
STATION                 MARKET(1)                  POWER (WATTS)(2)              FCC  AUTHORIZATION

TV/CHANNEL:
KOAM (Ch 7)             Joplin, MO/Pittsburg, KS   316,000 (vis), 61,600 (aur)   June 1, 2006
KAVU (Ch 25)            Victoria, TX               2,140,000(vis), 214,000(aur)  August 1, 2006
KVCT(3) (Ch 19)         Victoria, TX               155,000(vis), 15,500(aur)     August 1, 2006
KUNU-LP(4) (Ch 21)      Victoria, TX               1,000 (vis)                   August 1, 2006
KVTX-LP(4) (Ch 59)      Victoria, TX               1,000 (vis)                   August 1, 2006
WXVT (Ch 15)            Greenville, MS             2,746,000(vis), 549,000(aur)  June 1, 2005



(1) Some stations are licensed to a different community located within the market that they serve.

(2) Some stations are licensed to operate with a combination of effective radiated power ("ERP") and antenna height which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual ("vis") and aural ("aur") components. WVKO(AM), KXTK(AM), KPUG(AM), KGMI(AM), and KIXT(AM) operate with lower power at night than the power shown.

(3) The Company programs this station pursuant to a local marketing agreement with the licensee of KVCT, Surtsey Productions, Inc.

(4) KUNU-LP and KVTX-LP are "low power" television stations that operate as "secondary" stations; i.e., if they conflict with the operations of a "full power" television station, the low power station must change their facilities or terminate operations.

(5)  Operates daytime only or with greatly reduced power at night.

-----------------

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

      The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market, and of a radio broadcast station and a daily newspaper serving the same geographic market. Additionally, the Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a television broadcast station and a daily newspaper serving the same geographic market, and of a television broadcast station and a cable television system serving the same geographic market. The FCC adopted new rules which became effective November 16, 1999, that permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain post-merger in the Designated Market Area ("DMA") in which the communities of license of the TV stations in question are located, and (b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC's rules. Under certain circumstances, a television station may merge with a "failed" or "failing" station or an "unbuilt" station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected ("Qualifying Market"). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or LMA's count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC's multiple ownership rules. LMA's entered into before November 5, 1996, are grandfathered for approximately five years until 2004. LMA's entered into on or after November 5, 1996, must be terminated by August 6, 2001. Under the FCC's rules, as recently revised, absent waivers, the Company would not be permitted to acquire any newspaper in a geographic market in which it now owns any radio broadcast properties, or to acquire any newspaper or cable television system in a geographic market in which it now owns any television broadcast station. The Company would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which it now owns any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban).

      The Company is permitted to own an unlimited number of radio stations on a nationwide basis (subject to local ownership restrictions described below). The Company is permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence ("ADI") markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%.

      Under the Communications Act, the Company is permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

Number of Stations              Number of Stations
In Radio Market                 Company Can Own
----------------------------    ---------------------------------------------------------------------------------

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

      Notwithstanding the limitations described above, new rules to be promulgated under the Communications Act also may permit the Company to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this proceeding.

      The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. In new rules adopted in August 1999 the FCC increased the benchmark for passive investors from 10% to 20%. Currently, only two of the Company's officers and directors have an attributable interest in any company applying for or licensed to operate broadcast stations other than the Company.

      On August 6, 1999, the FCC concluded a proceeding initiated March 12, 1992, in which it revised its ownership attribution rules. In its "Report and Order", the FCC (a) declined to raise the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock;
(b) increased the attribution benchmark for "passive investors" in corporate licensees from 10% to 20% of the licensee's voting stock; (c) declined to broaden the class of investors eligible for "passive investor" status to include Small Business and Minority Enterprise Small Business Investment Companies; and
(d) declined to exempt certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity; (e) decided to apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; (f) declined to change its attribution rules as applied to other communications services (such as cable, multi-point distribution systems, personal communications services, and specialized mobile radio); (g) declined to apply other agencies' attribution benchmarks; (h) created a new equity/debt plus ("EDP") rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a "major-market program supplier" that supplies over 15% of a station's total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC's multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity; and (i) eliminated those components of the cross interest policy not specifically dealt with in the EDP rule.

      Notwithstanding the FCC's multiple ownership rules, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to examine proposed transactions for compliance with antitrust statutes and guidelines. The Antitrust Division has become more active recently in reviewing proposed acquisitions, has issued "civil investigative demands" and has obtained consent decrees requiring the divestiture of stations in a particular market based on antitrust concerns. The FCC has also increased its scrutiny of some proposed acquisitions and mergers on antitrust grounds and has initiated a policy of placing a "note" soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications.

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

      LOCAL MARKETING AGREEMENTS. A number of radio and television stations, including the Company's stations, have entered into what have commonly been referred to as "Local Marketing Agreements", or "LMA's". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its station and assures compliance with applicable FCC rules and policies. As described above, the FCC conducted a review of its rules, and as a result, adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market, and requires the termination of certain non-complying existing television LMA's. The Company currently has a television LMA in the Victoria, Texas, market. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, the Company believes that the LMA is "grandfathered" under the FCC's newly-announced rules and need not be terminated earlier than 2004. However, if the FCC should review the LMA and come to a different conclusion, the Company could be required to terminate the LMA with the other television station by August 6, 2001. See "Ownership Matters".

      The FCC's rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC's multiple ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a time brokerage or LMA arrangement, where the brokered and brokering stations serve substantially the same geographic area.

OTHER FCC REQUIREMENTS

      The FCC adopted methodology that will be used to send program ratings information to consumer TV receivers (implementation of "V-Chip" legislation contained in the Communications Act). The FCC also adopted the TV Parental Guidelines, developed by the Industry Ratings Implementation Group, which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent.

      The FCC has promulgated digital television ("DTV") (formerly advanced television or "ATV") standards. On February 17, 1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Fifth Report and Order that affirmed the FCC's service rules for the conversion by all U.S. broadcasters to DTV, including build-out construction schedules, NTSC (current system) and DTV channel simulcasting, and the return of analog (NTSC) channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. As a general principal, the Company's television stations are required to convert their operations to DTV by May 1, 2002, and to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. Under the Balanced Budget Act, the FCC is authorized to extend the December 31, 2006, deadline if,
(1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to DTV; or (2) less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market, and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. KOAM-TV will convert its NTSC operations on Channel 7 to DTV Channel 30. KAVU-TV will convert its NTSC operations on Channel 25 to DTV Channel 15. WXVT will convert its NTSC operations on Channel 15 to DTV Channel 17. Also on February 17, 1998 the FCC adopted a Memorandum Opinion and Order on Reconsideration of the Sixth Report and Order that affirmed the FCC's DTV channel assignments and other technical rules and policies. The FCC has not yet decided how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.

      LOW POWER AND CLASS A TELEVISION STATIONS. Congress, in the Community Broadcasters Protection Act of 1999, authorized the FCC to create a new class of commercial television station. Currently, the service areas of low power television ("LPTV") stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as "Class A Television Stations" whose signal contours would be protected against interference from other stations. Stations deemed "Class A Stations" by the FCC would thus be protected from interference. The Company owns two operating LPTV stations, KUNU-LP and KVTX-LP, Victoria, Texas. Although neither KUNU-LP nor KVTX-LP automatically qualify under the FCC's established criteria for Class A Status, the Company requested the FCC to confer such status upon KUNU-LP on the grounds that KUNU-LP offers a unique foreign-language television service to its viewing area. The Company cannot predict whether the FCC will grant the Company's request. The FCC, in its actions creating DTV, also provided for recovery of a portion of the existing TV spectrum so that it can be reallocated to new uses. The FCC provided for the immediate recovery of channels 60-69 and recovery of channels 52-59 at the end of the DTV transition period. Existing NTSC stations including TV translators and LPTV stations and a few DTV stations will be allowed to operate on these channels during the DTV transition. At the end of the transition, all of the NTSC stations will have to cease operation and DTV stations on channels 52-59 will be relocated to new channels in the DTV core spectrum (channels 2-50). KVTX-LP operates on channel 59, which will be displaced by DTV operations and may have to terminate operations. The Company also holds a construction permit for a third LPTV station, K64EQ, Victoria, Texas, channel 64, which has not been constructed. Unless a lower channel can be found for K64EQ, it will not be constructed.

      The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station's consent. A local television broadcaster must make a choice every three years whether to proceed under the "must-carry" rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. Whether such must-carry rights will extend to the new DTV signals to be broadcast by the Company's stations is a matter still under consideration by the FCC in a rule making proceeding started in 1998. The Company's television stations are dependent on carriage by cable systems; thus, if the FCC decides that cable systems need not carry DTV signals, there could be an adverse effect on the Company's operations.

      In April 1988, the U. S. Court of Appeals for the D. C. Circuit invalidated on constitutional grounds the FCC's Equal Employment Opportunity ("EEO") regulations. In February 2000, the FCC adopted revised EEO rules that require broadcast licensees and cable entities, including multichannel video programming distributors, to widely disseminate information about job openings to ensure that all qualified applicants, including minorities and women, are able to compete for job openings in the broadcast and cable industries. The rules prescribe specific tasks that must be performed by the FCC's regulatees and require the maintenance of records. The rules require the filing of annual employment reports describing the racial and gender characteristics of the Company's employees at each of its stations. Periodically, broadcasters and cable entities must certify their compliance with the EEO regulations. All broadcasters must annually place in their public files an EEO report detailing their outreach efforts during the preceding year and the results of those efforts. Television stations and every radio station with more than ten full-time employees must file a copy of their EEO reports with the FCC midway through their license terms. Stations will be required to file a copy of their EEO public file reports with their applications for renewal of license. Since the FCC did not establish a clear test for compliance with the new rules, the Company cannot predict what, if any, action the FCC may take against any of the Company's stations if the FCC finds the Company's efforts to comply with this new rule to be inadequate.

      LOW POWER FM RADIO. In January 2000 the FCC adopted new rules that create a new "low power radio service" ("LPFM"). The FCC will authorize the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power ("ERP") with antenna height above average terrain ("HAAT") at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC's ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, the Company could not own or program an LPFM station. LPFM stations will be allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. In order to allot a significant number of LPFM stations, the FCC will ignore the distances of LPFM stations to the third adjacent channels of other stations. The National Association of Broadcasters has warned the FCC that this action will result in destructive interference to commercial broadcasters, and has stated that it will appeal the FCC's decision adopting the rules. The Company cannot predict what, if any, adverse effect future LPFM stations may have on its FM stations.

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

      On November 1, 1999, the FCC released a Notice of Proposed Rule Making that is the initial step in its plan to authorize digital audio broadcasting systems ("DAB"). If implemented, the FCC's proposal would permit the Company's radio stations to offer digital audio broadcasts on their existing frequencies. The Company cannot predict when the FCC will act, what standard the FCC may adopt, or its impact on the operations of the Company's stations. Presumably, the Company's stations would be required to purchase and install new equipment so that the stations could transmit digital signals in addition to their current analog signals.

      The FCC on January 13, 1999 released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a "summit" was held at the FCC's headquarters to continue this initiative where participants considered the advertising study's recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. The Company cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser's budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on the Company.

      The Satellite Home Viewer Act ("SHVA"), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are "unserved" by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVA, "unserved" means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. If the FCC's new testing methods determine that a consumer resides in an "unserved household" and the court accepts this methodology, the consumer may continue to receive network programming via satellite. However, federal courts have determined that a substantial number of satellite subscribers have been receiving CBS and Fox network programming in violation of the SHVA, and have taken steps to terminate the retransmission by the satellite carriers. The FCC has said that the majority of these consumers are not likely to be assisted by the FCC's action and can expect to have their CBS and Fox network programming terminated. The Company owns two CBS-affiliated television stations, and has an LMA with a Fox-affiliated television station.

      Congress, the courts and the FCC have recently taken actions that may lead to the provision of video services by telephone companies. The 1996 Telecommunications Act has lifted previous restrictions on a local telephone company providing video programming directly to customers within the telephone company's service areas. The law now permits a telephone company to distribute video services either under the rules applicable to cable television systems or as operators of so-called "wireless cable" systems as common carriers or under new FCC rules regulating "open video systems" subject to common carrier regulations. The Company cannot predict what effect these services may have on the Company. Likewise, the Company cannot predict what other changes might be considered in the future, nor can it judge in advance what impact, if any, such changes might have on its business.

EXECUTIVE OFFICERS

         The current executive officers of the Company are as follows:

         NAME                                 AGE                         POSITION
         ----                                 ---                         --------

  Edward K. Christian                         55                          President, Chief Executive Officer
                                                                          and Chairman; Director

  Steven J. Goldstein                         43                          Executive Vice President and
                                                                          Group Program Director

  Samuel D. Bush                              42                          Vice President, Chief Financial
                                                                          Officer and Treasurer

  Catherine A. Bobinski                       40                          Vice President, Chief Accounting
                                                                          Officer and Corporate Controller

  Warren Lada                                 45                          Vice President, Operations

  Marcia K. Lobaito                           51                          Vice President,
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

     MS. BOBINSKI has been Vice President since March 1999 and Chief Accounting Officer and Corporate Controller since September 1991. Ms. Bobinski is a certified public accountant.

     MR. LADA has been Vice President, Operations since 1997. From 1992 to 1997 he was Regional Vice President of Saga Communications of New England, Inc.

     MS. LOBAITO has been Vice President since 1996, and Director of Business Affairs and Corporate Secretary since its inception in 1986.

FORWARD LOOKING STATEMENTS; RISK FACTORS

      Risks and uncertainties inherent in the Company's business are set forth in detail below. However, this section does not discuss all possible risk and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.

      DEPENDENCE ON KEY PERSONNEL

      The Company's business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, its President and the holder of approximately 56% of the combined voting power of the Common Stock. The Company has entered into long-term employment and non-competition agreements with Mr. Christian and certain other key personnel. The loss of the services of Mr. Christian could have a material adverse effect upon the Company. The Company does not maintain key man life insurance on Mr. Christian's life.

      FINANCIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

      At December 31, 1999 the Company's long-term debt (including the current portion thereof) was approximately $85,774,000. The Company has borrowed and expects to continue to borrow to finance acquisitions and for other corporate purposes. Because of the Company's substantial indebtedness, a significant portion of the Company's cash flow from operations is required for debt service. Under the terms of the Credit Agreement, commencing March 31, 2001 and continuing quarterly thereafter, the $70,000,000 commitment under the Term Loan, and any indebtedness outstanding under the $60,000,000 Acquisition Facility, will be reduced on a quarterly basis in amounts ranging from 2.5% to 7.5%. The Company believes that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      DEPENDENCE ON KEY STATIONS

      For the years ended December 31, 1999, 1998 and 1997 the Company's Columbus, Ohio stations accounted for an aggregate of 15%, 22% and 24%, respectively, and the Company's Milwaukee, Wisconsin stations accounted for an aggregate of 22%, 24% and 24%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole.

      REGULATORY MATTERS

      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, and limit the number of broadcasting properties that the Company may acquire within a specific market. Federal regulation also restricts alien ownership of capital stock of and participation in the affairs of licensees. See "Business - Federal Regulation of Radio and Television Broadcasting."

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

       As of December 31, 1999 the studios and offices of sixteen of the Company's twenty-one operating locations, as well as its corporate headquarters in Michigan, are located in facilities owned by the Company. The remaining studios and offices are located in leased facilities with lease terms that expire in 2 to 6 years. The Company owns or leases its transmitter and antenna sites, with lease terms that expire in 1 to 89 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On December 15, 1999 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 2,918,000 and 378,000, respectively, for holders of record on November 30, 1999.

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

        The Company's Class A Common Stock trades on the American Stock Exchange; there is no public trading market for the Company's Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

YEAR                                           HIGH                    LOW
----------------------------                -----------           ------------
1998:
    First Quarter                             $13.60                 $12.24
    Second Quarter                            $15.12                 $11.20
    Third Quarter                             $14.60                 $11.60
    Fourth Quarter                            $16.60                 $11.70
1999:
    First Quarter                             $16.70                 $13.70
    Second Quarter                            $16.20                 $14.25
    Third Quarter                             $19.30                 $15.10
    Fourth Quarter                            $22.10                 $16.45

       As of March 15, 2000, there were approximately 157 holders of record of the Company's Class A Common Stock, and one holder of the Company's Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                    1999(1)(2)  1998(1)(3)  1997(1)(4)  1996(1)(5)  1995(1)
                                                    ----------  ----------  ----------  ----------  -------
                                                            (In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                                $90,020    $75,871     $66,258     $56,240     $49,699
Station Operating Expense (excluding
    depreciation, amortization, corporate general
    and administrative)                               56,552     48,544      43,796      36,629      32,436
                                                    -------------------------------------------------------
Station Operating Income (excluding depreciation,
    amortization, corporate general and
    administrative)                                   33,468     27,327      22,462      19,611      17,263

Depreciation and Amortization                          8,022      6,420       5,872       5,508       6,551
Corporate General and Administrative                   5,095      4,497       3,953       3,299       2,816
                                                    -------------------------------------------------------
Operating Profit                                      20,351     16,410      12,637      10,804       7,896
Interest Expense                                       5,988      4,609       4,769       3,814       3,319
Net Income                                           $ 8,552    $ 6,351     $ 4,492     $ 3,935     $ 2,678
Basic Earnings Per Share                             $   .52    $   .40     $   .28     $   .25     $   .17
Cash Dividends Declared Per Common Share                  --         --          --          --          --
Weighted Average Common Shares                        16,315     15,896      15,796      15,716      15,671
Diluted Earnings Per Share                           $   .51    $   .39     $   .28     $   .25     $   .17
Weighted Average Common Shares and Common
    Equivalents                                       16,665     16,238      16,110      16,020      15,860



OTHER DATA:
After-Tax Cash Flow (6)                              $17,585    $14,328     $11,083     $10,143     $ 9,564
After-Tax Cash Flow Per Share-Basic                  $  1.08    $   .90     $   .70     $   .65     $   .61
After-Tax Cash Flow Per Share-Diluted                $  1.06    $   .88     $   .69     $   .63     $   .60

                                                                            DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                         1999(1)(2)       1998(1)(3)        1997(1)(4)       1996(1)(5)         1995(1)
                                         ----------      -----------        ----------       ----------         ---------
                                                                          (In thousands)
BALANCE SHEET DATA:
    Working Capital                      $   22,756      $    15,255           $ 1,587       $   10,997         $   3,582
    Net Fixed Assets                         44,455           35,564            34,028           29,704            26,403
    Net Other Assets                         84,901           70,505            60,886           48,636            34,399
    Total Assets                            162,496          130,013           112,433           96,415            74,944
    Long-term Debt Excluding Current
       Portion                               85,379           70,725            53,466           52,355            32,131
    Equity                                   59,102           44,723            38,255           33,113            28,882

---------------------------------------------------


(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In December 1999, June 1998, April, 1997, May, 1996 and July, 1995 the Company consummated a five-for-four split of its Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent change in the weighted average shares.

(2) Reflects the results of KAFE and KPUG, acquired in January 1999; Michigan Farm Radio Network, acquired in January 1999; KAVU and KUNU, acquired in April 1999 and the results of a local marketing agreement for KVCT which began in April 1999; KIXT, acquired in May 1999; WXVT, acquired in July 1999.

(3) Reflects the results of Michigan Radio Network, acquired in March, 1998; and KGMI and KISM, acquired in December, 1998.

(4) Reflects the results of KAZR, acquired in March, 1997; KLTI, acquired in April, 1997 and the results of a local marketing agreement for KLTI which began in January, 1997; WDBR, WYXY, WTAX, and WLLM acquired in May, 1997; WFMR and WJMR, acquired in May, 1997; WQLL acquired in November, 1997, and the results of a local marketing agreement for WQLL which began in July, 1997; and the Illinois Radio Network acquired in November, 1997.

(5) Reflects the results of WNAX and KCLH, acquired in June, 1996; WPOR and WBAE, acquired in June 1996; the results of a local marketing agreement for WDBR, WYXY, WTAX, and WLLM which began in July, 1996; and the results of a local marketing agreement for KAZR which began in August, 1996.

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

      During the years ended December 31, 1999, 1998, and 1997, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1999, 1998 and 1997, Columbus accounted for an aggregate of 15%, 22% and 24%, respectively, and Milwaukee accounted for an aggregate of 22%, 24%, and 24%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on the Company's operating results as a whole. A decrease in revenue and station operating income has been experienced at the FM station in the Company's Columbus, Ohio market, the effect of which is discussed below.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 1999, approximately 82% of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations. See
Item 1. Business - Advertising Sales.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months comprising the first quarter.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      For the year ended December 31, 1999, the Company's net operating revenue was $90,020,000 compared with $75,871,000 for the year ended December 31, 1998, an increase of $14,149,000 or 19%. Approximately $10,088,000 or 71% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the entire comparable period in 1998. The balance of the increase in net operating revenue of approximately $4,061,000 was attributable to stations owned and operated by the Company for at least two years, representing a 5% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of the Company's stations. Improvements were noted in most of the Company's markets on a comparable station/comparable period basis.

      The net increase in net operating revenue in stations owned and operated by the Company for the entire comparable period was reflective of an overall increase of 7% or $4,325,000 in the Company's markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $264,000 or 2% decrease in net operating revenue in the Columbus market, all of which pertained to the first nine months of 1999. The fourth quarter of 1999 had a slight increase in revenue of $60,000 over the fourth quarter of 1998. The decrease in revenue in the Columbus market was primarily due to competitive pressures in the market which resulted in a short-term decline in the station's listener ratings. While these competitive pressures created challenges, it is believed that the decline in ratings was only temporary in nature and has not persisted beyond the third quarter of 1999.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $8,008,000 or 17% to $56,552,000 for the year ended December 31, 1999, compared with $48,544,000 for the year ended December 31, 1998. Of the total increase, approximately $6,859,000 or 86% was the result of the impact of the operation of stations which were not owned or operated by the Company for the entire comparable period in 1998. The remaining balance of the increase in station operating expense of $1,149,000 represents a total increase in station operating expense of 2% for the year ended December 31, 1999 compared to the year ended December 31, 1998 on a comparable station/comparable period basis.

      The net increase in station operating expense in stations owned and operated by the Company for the entire comparable period was reflective of an increase of 1% or $536,000 in the Company's markets excluding Columbus, Ohio. The overall increase included a $613,000 or 12% increase in station operating expense in the Columbus market. The increase in station operating expense in the Columbus market was primarily due to competitive pressures in the market. In an effort to protect the station's franchise with its target audience, additional non-budgeted monies were spent on market research, advertising and promotion.

      Operating profit for the year ended December 31, 1999 was $20,351,000 compared to $16,410,000 for the year ended December 31, 1998, an increase of $3,941,000 or 24%. The improvement was the result of the $14,149,000 increase in net operating revenue, offset by the $8,008,000 increase in station operating expense, a $1,602,000 or 25% increase in depreciation and amortization, and a $598,000 or 13% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in compensation charges of $75,000 relating to an accrued bonus to the Company's principal stockholder, an increase of approximately $30,000 pertaining to a discretionary contribution to the 401(k) plan of the Company, and an increase of approximately $133,000 in employee benefit related matters. The remaining increase in corporate general and administrative expenses of approximately $360,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

      The Company generated net income in the amount of approximately $8,552,000 ($0.51 per share on a fully diluted basis) during the year ended December 31, 1999 compared with $6,351,000 ($0.39 per share on a fully diluted basis) for the year ended December 31, 1998, an increase of approximately $2,201,000 or 35%. The increase in net income was the result of the $3,941,000 improvement in operating profit and a $301,000 decrease in other expense, offset by a $1,379,000 increase in interest expense and a $662,000 increase in income tax expense. The decrease in other expense was principally the result of non-recurring income of $500,000 resulting from an agreement to downgrade an FCC license at one of the Company's stations, offset by a $240,000 increase in the loss of an unconsolidated affiliate. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in income tax expense was directly associated with the improved operating performance of the Company.


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

      Operating profit for the year ended December 31, 1998 was $16,410,000 compared to $12,637,000 for the year ended December 31, 1997, an increase of $3,773,000 or 30%. The improvement was the result of the $9,613,000 increase in net operating revenue, offset by the $4,748,000 increase in station operating expense, a $548,000 or 9% increase in depreciation and amortization, and a $544,000 or 14% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in compensation charges of $140,000 relating to an accrued bonus to the Company's principal stockholder, approximately $140,000 pertaining to a discretionary contribution to the 401(k) plan of the Company, and approximately $65,000 in non-recurring employee benefit related matters. The remaining increase in corporate general and administrative expenses of approximately $199,000 represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions and an increase of approximately 5% in ordinary recurring expenses.

      The Company generated net income in the amount of approximately $6,351,000 ($0.39 per share on a fully diluted basis) during the year ended December 31, 1998 compared with $4,492,000 ($0.28 per share on a fully diluted basis) for the year ended December 31, 1997, an increase of approximately $1,859,000 or 41%. The increase in net income was the result of the $3,773,000 improvement in operating profit and a $160,000 decrease in interest expense, offset by a $554,000 increase in other expense and a $1,520,000 increase in income taxes directly associated with the improved operating performance of the Company. The decrease in interest expense was primarily attributable to decreased interest rates. The increase in other expense was principally the result of the Company's equity in the operating results of an investment in Reykjavik, Iceland.


LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had $85,774,000 of long-term debt (including the current portion thereof) outstanding and approximately $65,500,000 of unused borrowing capacity under the Credit Agreement (as described below).

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

      Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to Eurodollar plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to .75%. The spread over Eurodollar and the prime rate vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal of 0.375% to 0.5% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

      The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      The Company had an interest rate swap agreement with a total notional amount of $32,000,000 that expired in December 1999 that the Company used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreement the Company paid 6.15% calculated on a $32,000,000 notional amount. The Company received LIBOR (5.09625% at the termination date) calculated on a notional amount of $32,000,000. Net receipts or payments under the agreement were recognized as an adjustment to interest expense. Approximately $281,000 in additional interest expense was recognized as a result of this interest rate swap agreement for the year ended December 31, 1999 and an aggregate amount of $788,000 in additional interest expense had been recognized since the inception of the agreement.

      On September 30, 1999, the Company entered into two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also sold two interest rate caps under the same terms with a fixed price of 6.0%. The swap agreements are used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.18375% at December 31, 1999) calculated on a notional amount of $24,500,000. The interest rate cap agreements requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. These agreements expire in September 2001. Approximately $11,000 in additional interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 1999.

      During the years ended December 31, 1999, 1998 and 1997, the Company had net cash flows from operating activities of $16,481,000, $12,927,000, and $11,659,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      The following acquisitions in 1999 were financed through funds generated from operations, issuance of the Company's Class A Common Stock and additional borrowings of $14,500,000 under the Credit Agreement:

      * On January 1, 1999, the Company acquired an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,350,000.

      * On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,660,000, approximately $1,036,000 of which was paid in the Company's Class A Common Stock.

      * On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate), a low power Univision affiliate (KUNU-LPTV) and a low power construction permit (KVTX-LPTV) serving the Victoria, Texas market for approximately $10,700,000, approximately $1,840,000 of which was paid in the Company's Class A Common Stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

      * On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

      * On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A Common Stock.

      * During 1999 the Company converted a $1,540,000 non interest bearing loan to equity in Finn Midill, ehf., an Icelandic corporation which owns six FM radio stations serving Reykjavik, Iceland. As of December 31, 1999 the Company has loaned an additional $1,333,000 to Finn Midill for working capital needs. See Notes to Consolidated Financial Statements.

      The following acquisitions and investment in 1998 were financed through funds generated from operations and additional borrowings of $12,287,000 under the Term Loan:

      * On March 30, 1998, the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's Class A Common Stock. The acquisition was subject to certain adjustments based on operating performance levels that resulted in an additional acquisition amount of $403,000 paid in May 1999, of which approximately $304,000 was paid in shares of the Company's Class A Common Stock.

      * On June 17, 1998 the Company acquired 50% of the outstanding stock of Finn Midill, ehf. for approximately $1,100,000. The investment is accounted for using the equity method. Additionally, the Company loaned approximately $570,000 to Finn Midill, ehf. which accrues interest at 7.5% plus an inflationary index, and is to be repaid in June, 2001. As of December 31, 1998 the Company had loaned an additional $1,540,000 to Finn Midill, ehf. for working capital needs, this loan was non interest bearing.

      * On December 1, 1998, the Company acquired an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000.

      In March 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHMP-AM/FM) serving the Northhampton, Massachusetts market for approximately $12,000,000. The acquisition is subject to FCC approval and is expected to close during the third quarter of 2000.

      In March 2000, the Company also entered into an agreement to acquire an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000. The acquisition is subject to FCC approval and is expected to close during the third quarter of 2000.

      The Company anticipates that the above and any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company's capital expenditures for the year ended December 31, 1999 were approximately $5,177,000 ($3,003,000 in 1998). The Company anticipates capital expenditures in 2000 to be approximately $4,500,000, which it expects to finance through funds generated from operations or additional borrowings under the Credit Agreement.

      In March 2000, the Company modified its Stock Buy-Back Program pursuant to which the Company may purchase up to $4,000,000 of its Class A Common Stock.


MARKET RISK AND RISK MANAGEMENT POLICIES

      The Company's earnings are affected by changes in short-term interest rates as a result of its long-term debt arrangements. However, due to its purchase of an interest rate swap and cap agreements, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 1999 than they did during 1998, the Company's interest expense, after considering the effect of its interest rate swap and cap agreements, would increase and income before taxes would decrease by $484,000 ($296,000 in 1998). These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


IMPACT OF THE YEAR 2000

      The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties.


INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-K words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. See "Business - Forward Looking Statements; Risk Factors".


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 are hereby incorporated by reference herein. See also "Business-Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION

        "Compensation of Directors and Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference herein.

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

         3 .      EXHIBITS

EXHIBIT NO.       DESCRIPTION

3(a)              Amended and Restated Certificate of Incorporation (3(a))*

3(b)              By-laws, as amended (3(b))**

4(a)              Plan of Reorganization (2)*

4(b) Second Amended and Restated Credit Agreement dated as of December 30, 1998 between the Company and BankBoston, as Agent for the lenders ******

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10(a)(1)          Employment Agreement of Edward K. Christian dated April 8,
                  1997 ***

10(a)(2) Amendment to Employment Agreement of Edward K. Christian dated December 8, 1998 ******

10(b)             Saga Communications, Inc. 1992 Stock Option, as amended *****

10(c)             Summary of Executive Insured Medical Reimbursement Plan
                  (10(2)) *

10(d)             Saga Communications, Inc. 1997 Non-Employee Director Stock
                  Option Plan ****

OTHER MATERIAL AGREEMENTS

10(e)(1) Promissory Note of Edward K. Christian dated December 10, 1992 (10(l)(a)) *

10(e)(2) Amendment to Promissory Note of Edward K. Christian dated December 8, 1998 ******

10(e)(3) Loan Agreement and Promissory Note of Edward K. Christian dated May 5, 1999

(21)              Subsidiaries (22) *

(23)              Consent of Ernst & Young LLP

27                FINANCIAL DATA SCHEDULE


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

***** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

****** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1998 incorporated by reference herein.



(b)               REPORTS ON FORM 8-K

                  None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.


                           SAGA COMMUNICATIONS, INC.



                           By:/s/ Edward K. Christian
                              -----------------------
                               Edward K. Christian
                               President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

             SIGNATURES


       /s/ Edward K. Christian          President, Chief Executive
       -------------------------        Officer, and Chairman of the Board
       Edward K. Christian


       /s/ Samuel D. Bush               Vice President, Chief Financial
       -------------------------        Officer and Treasurer
       Samuel D. Bush


       /s/ Catherine A. Bobinski        Vice President, Corporate Controller and
       -------------------------        Chief Accounting Officer
       Catherine A. Bobinski


       /s/ Kristin M. Allen             Director
       -------------------------
       Kristin M. Allen


       /s/ Donald J. Alt                Director
       -------------------------
       Donald J. Alt


       /s/ Jonathan Firestone           Director
       -------------------------
       Jonathan Firestone


       /s/ Joseph P. Misiewicz          Director
       -------------------------
       Joseph P. Misiewicz


       /s/ Gary Stevens                 Director
       -------------------------
       Gary Stevens

                         Report of Independent Auditors



The Board of Directors and Stockholders
Saga Communications, Inc.


We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP
                                            ---------------------

Detroit, Michigan
February 17, 2000

                            Saga Communications, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                         DECEMBER 31,
                                                                                    1999             1998
                                                                              -----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  11,342         $  6,664
    Accounts receivable, less allowance of $573
      ($496 in 1998)                                                                    18,121           14,445
    Prepaid expenses                                                                     1,642            1,461
    Barter transactions                                                                    811              819
    Deferred taxes                                                                       1,224              555
                                                                              -----------------------------------
Total current assets                                                                    33,140           23,944

Net property and equipment                                                              44,455           35,564

Other assets:
    Favorable lease agreements, net of accumulated amortization of
       $3,934 ($3,738 in 1998)                                                             613              604
    Excess of cost over fair value of assets acquired, net of
       accumulated amortization of $8,289 ($7,572 in 1998)
                                                                                        20,508           19,765
    Broadcast licenses, net of accumulated amortization of $3,984
       ($2,586 in 1998)                                                                 53,360           41,190
    Other intangibles, deferred costs and investments, net of
       accumulated amortization of $8,603 ($7,506 in 1998)                              10,420            8,946
                                                                              -----------------------------------
Total other assets                                                                      84,901           70,505
                                                                              -----------------------------------
                                                                                      $162,496         $130,013
                                                                              ===================================


See accompanying notes.

                            Saga Communications, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                         DECEMBER 31,
                                                                                    1999             1998
                                                                              -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                                 $  1,417         $  1,871
    Accrued expenses:
       Payroll and payroll taxes                                                        4,664            3,721
       Other                                                                            2,867            1,964
    Barter transactions                                                                 1,041              952
    Current portion of long-term debt                                                     395              181
                                                                              -----------------------------------
Total current liabilities                                                              10,384            8,689

Deferred income taxes                                                                   6,811            5,401
Long-term debt                                                                         85,379           70,725
Broadcast program rights                                                                  602              295
Other                                                                                     218              180

Stockholders' equity:
    Preferred stock, 1,500 shares authorized, none issued and
       outstanding                                                                         --               --
    Common stock:
       Class A common stock, $.01 par value, 35,000 shares authorized, 14,590
          issued and outstanding (14,096 in 1998)                                         146              113
       Class B common stock, $.01 par value, 3,500 shares authorized,
          1,888 issued and outstanding                                                     19               15
    Additional paid in capital                                                         42,273           37,355
    Note receivable from principal stockholder                                           (486)            (648)
    Retained earnings                                                                  17,268            8,755
    Accumulated other comprehensive income                                                 33               31
    Treasury stock (8 shares in 1999 and 66 in 1998, at cost)                            (151)            (898)
                                                                              -----------------------------------
Total stockholders' equity                                                             59,102           44,723
                                                                              -----------------------------------
                                                                                     $162,496         $130,013
                                                                              ===================================


See accompanying notes.

                            Saga Communications, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                         1999              1998             1997
                                                                   -----------------------------------------------------

Net operating revenue                                                    $90,020           $75,871          $66,258
Station operating expense:
    Programming and technical                                             20,305            16,900           15,234
    Selling                                                               23,378            20,675           18,605
    Station general and administrative                                    12,869            10,969            9,957
                                                                   -----------------------------------------------------
       Total station operating expense                                    56,552            48,544           43,796
                                                                   -----------------------------------------------------
Station operating income before corporate general and
    administrative, depreciation and amortization                         33,468            27,327           22,462

    Corporate general and administrative                                   5,095             4,497            3,953
    Depreciation                                                           4,614             3,597            3,207
    Amortization                                                           3,408             2,823            2,665
                                                                   -----------------------------------------------------
Operating profit                                                          20,351            16,410           12,637

Other expenses:
    Interest expense                                                       5,988             4,609            4,769
    Other                                                                    269               570               16
                                                                   -----------------------------------------------------
Income before income tax                                                  14,094            11,231            7,852
Income tax provision:
    Current                                                                4,800             3,893            2,657
    Deferred                                                                 742               987              703
                                                                   -----------------------------------------------------
                                                                           5,542             4,880            3,360
                                                                   -----------------------------------------------------
Net income                                                               $ 8,552           $ 6,351          $ 4,492
                                                                   =====================================================
Basic earnings per share                                                 $   .52           $   .40          $   .28
                                                                   =====================================================
Weighted average common shares                                            16,315            15,896           15,796
                                                                   =====================================================
Diluted earnings per share                                               $   .51           $   .39          $   .28
                                                                   =====================================================
Weighted average common and common equivalent shares                      16,665            16,238           16,110
                                                                   =====================================================


See accompanying notes.

                            Saga Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998, and 1997
                                 (in thousands)


                                                                               NOTE                             ACCUMULATED
                                                                             RECEIVABLE              RETAINED      OTHER      TOTAL
                                              CLASS A  CLASS B   ADDITIONAL    FROM                  EARNINGS     COMPRE-    STOCK-
                                              COMMON    COMMON     PAID-IN   PRINCIPAL   TREASURY  (ACCUMULATED   HENSIVE   HOLDERS'
                                               STOCK    STOCK      CAPITAL  STOCKHOLDER   STOCK      DEFICIT)     INCOME     EQUITY
                                              --------------------------------------------------------------------------------------
Balance at January 1, 1997                    $  88    $   12     $ 35,864    $  (790)    $    --     $ (2,061) $   --      $33,113
    Net proceeds from exercised options           1                    649                                                      650
    Net income and comprehensive income                                                                  4,492      --        4,492
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1997                     89        12       36,513       (790)         --        2,431      --       38,255
    Comprehensive income
       Net income                                                                                                6,351        6,351
       Foreign currency translation
         adjustment                                                                                                 31           31
                                                                                                                            -------
         Total comprehensive income                                                                                           6,382
    Net proceeds from exercised options           1                    608                                                      609
    Five-for-four stock splits                   23         3                                              (27)                  (1)
    Accrued interest                                                              (45)                                          (45)
    Note forgiveness                                                              187                                           187
    Station acquisition                                                234                                                      234
    Purchase of shares held in treasury                                                      (898)                             (898)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                    113        15       37,355       (648)       (898)       8,755      31       44,723
    Comprehensive income
       Net income                                                                                        8,552                8,552
       Foreign currency translation
         adjustment                                                                                                  2            2
                                                                                                                            -------
         Total comprehensive income                                                                                           8,554
    Net proceeds from exercised options           2                  2,237                   (354)                            1,885
    Five-for-four stock splits                   29         4                                              (35)                  (2)
    Accrued interest                                                              (25)                                          (25)
    Note forgiveness                                                              187                                           187
    Station acquisitions                          2                  2,675                  1,040           (4)               3,713
    Employee stock purchase plan                                         6                     61                                67
                                              -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                  $ 146    $   19     $ 42,273    $  (486)    $  (151)    $ 17,268  $   33      $59,102
                                              =====================================================================================

See accompanying notes.

                            Saga Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                     1999              1998             1997
                                                               -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $  8,552          $  6,351         $  4,492
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                  8,022             6,420            5,872
          Barter revenue, net of barter expenses                           (53)               56             (181)
          Broadcast program rights amortization                            386               212              237
          Increase in deferred taxes                                       742               987              703
          Loss (gain) on sale of assets                                   (485)               26               15
          Equity in loss of unconsolidated affiliate                       800               560               --
          Foreign currency transaction gain                                 --               (19)              --
          Note forgiveness                                                 187               187               --
          Changes in assets and liabilities:
              Increase in receivables and prepaids                      (2,346)           (2,045)          (1,337)
              Payments for broadcast program rights                       (398)             (214)            (235)
              Increase in accounts payable, accrued expenses,
                 and other liabilities                                   1,074               406            2,093
                                                               -----------------------------------------------------
              Total adjustments                                          7,929             6,576            7,167
                                                               -----------------------------------------------------
Net cash provided by operating activities                               16,481            12,927           11,659

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                               (5,177)           (3,003)          (2,758)
    Increase in other intangibles and other assets                      (2,323)           (4,120)            (502)
    Acquisition of stations                                            (20,870)          (10,160)         (18,595)
    Proceeds from sale of assets                                           619                 5              324
                                                               -----------------------------------------------------
Net cash used in investing activities                                  (27,751)          (17,278)         (21,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        14,500            12,287           11,250
    Payments on long-term debt                                            (231)           (2,986)          (3,899)
    Purchase of shares held in treasury                                      -              (898)              --
    Net proceeds from exercise of stock options                          1,681               404              391
    Fractional shares - five for four stock split                           (2)               (1)              --
                                                               -----------------------------------------------------
Net cash provided by financing activities                               15,948             8,806            7,742
                                                               -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     4,678             4,455           (2,130)
Cash and cash equivalents, beginning of year                             6,664             2,209            4,339
                                                               -----------------------------------------------------
Cash and cash equivalents, end of year                               $  11,342          $  6,664         $  2,209
                                                               =====================================================

See accompanying notes.

                            Saga Communications, Inc.
                   Notes to Consolidated Financial Statements


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Saga Communications, Inc. is a broadcasting company operating one reportable business segment, whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 1999 the Company owned or operated forty-two radio stations, six television stations, two state radio networks and 1 farm radio network, serving fifteen markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia. The Company also has an equity interest in 6 FM radio stations serving Reykjavik, Iceland.

BASIS OF PRESENTATION

On December 15, 1999 the Company consummated a five-for-four split of its Class A and Class B Common Stock, resulting in additional shares being issued of 2,918,000 and 378,000, respectively, for holders of record on November 30, 1999.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Saga Communications, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its investment in the Iceland radio stations as an equity investment, as its majority ownership is temporary under the rules of Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries."

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts previously reported in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

The Company periodically assesses the recoverability of the cost of its intangible assets based on a review of projected undiscounted cash flows of the related station. If this review indicates that goodwill will not be recoverable, the Company's carrying value of long-term assets, including goodwill, would be reduced by the estimated shortfall of discounted cash flows using an interest rate commensurate with the risk involved. To date, no such reductions in goodwill have been recorded.

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

FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of cash and cash equivalents and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with prime or have been reset at the prevailing market rate at December 31, 1999.

The Company has two interest rate swap and cap agreements which are its only derivatives. See Note 3.

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

FOREIGN CURRENCY TRANSLATION

The initial investment in Finn Midill, ehf. is translated into U.S. dollars at the current exchange rate. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

TREASURY STOCK

On August 10, 1998 the Company implemented a Stock Buy-Back Program (the "Buy-Back Program") pursuant to which the Company may purchase up to $2,000,000 of its Class A Common Stock. The Company's repurchases of shares of Common Stock are recorded as "Treasury Stock" and result in a reduction of Stockholders' Equity. During 1999 and 1998 the Company had acquired 20,308 shares at an average price of $17.43 per share and 65,540 shares at an average price of $13.70 per share, respectively. During 1999 the Company issued 67,779 shares of Treasury Stock in connection with its acquisitions of broadcast properties and its employee stock purchase plan. See Note 13.

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

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          1999             1998              1997
                                                                    ----------------- ---------------- -----------------
                                                                                      (In thousands)
Numerator:
    Net income available to common stockholders                         $ 8,552           $ 6,351          $ 4,492
                                                                    ================= ================ =================

Denominator:
    Denominator for basic earnings per share-weighted average
       shares                                                            16,315            15,896           15,796
    Effect of dilutive securities:
       Stock options                                                        350               342              314
                                                                    ----------------- ---------------- -----------------
    Denominator for diluted earnings per share-adjusted
          weighted-average shares and assumed conversions                16,665            16,238           16,110
                                                                    ================= ================ =================

Basic earnings per share                                                $   .52           $   .40          $   .28
                                                                    ================= ================ =================
Diluted earnings per share                                              $   .51           $   .39          $   .28
                                                                    ================= ================ =================

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement has recently been amended by SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material effect on the results of its operations and its financial position.

The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. The adoption of this SOP did not have a significant effect on its results of operations or financial position.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



2.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                            DECEMBER 31,
                                                       1999             1998
                                                  ------------------------------
                                                           (In thousands)
    Land and land improvements                        $  8,355         $  7,850
    Buildings                                           13,479           10,979
    Towers and antennae                                 15,936           13,121
    Equipment                                           43,886           37,237
    Furniture, fixtures and leasehold improvements       5,590            4,913
    Vehicles                                             1,745            1,506
                                                  ------------------------------
                                                        88,991           75,606
    Accumulated depreciation                           (44,536)         (40,042)
                                                  ------------------------------
Net property and equipment                            $ 44,455         $ 35,564
                                                  ==============================


3.       LONG-TERM DEBT

Long-term debt consists of the following:                        DECEMBER 31,
                                                             1999              1998
                                                         -------------------------------
                                                                  (In thousands)
Senior secured term loan facility                           $70,000          $70,000
Senior secured acquisition loan facility                     10,250               --
Senior secured revolving term loan facility                   4,250               --

Subordinated promissory note. Payments are due monthly
     including interest at 10%. The note matures in 2004.       401              470

Other, primarily covenants not to compete.                      873              436
                                                         -------------------------------
                                                             85,774           70,906
Amounts due within one year                                     395              181
                                                         -------------------------------
                                                            $85,379          $70,725
                                                         ===============================

Future maturities of long-term debt are as follows:

        YEAR ENDING DECEMBER 31,                   (In thousands)
        ------------------------
                  2000                                 $   395
                  2001                                   8,403
                  2002                                  12,310
                  2003                                  14,226
                  2004                                  16,095
               Thereafter                               34,345
                                                 -------------------
                                                       $85,774
                                                 ===================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



3.       LONG-TERM DEBT (CONTINUED)

The senior secured term loan facility has a total commitment of $70,000,000, while the senior secured acquisition loan facility has a total commitment of $60,000,000. Each is secured by all assets of the Company and subsidiary stock and guarantees. Interest on amounts outstanding is at a Eurodollar rate (6.5625% at December 31, 1999) plus a margin ranging from 1.0% to 1.75%. All interest is due quarterly. The maximum commitment and amounts outstanding under the term and acquisition facilities reduce by 10% in 2001, 15% in 2002, 17.5% in 2003, 20% in 2004, 22.5% in 2005, and 15% in 2006, based on the original commitment of $70,000,000 and $60,000,000, respectively. In addition, each facility may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. The loan agreement also requires a commitment fee of 0.375% to 0.5% per annum on the daily average amount of the available acquisition facility. Both the term facility and the acquisition facility mature on June 30, 2006.

The senior secured revolving term loan facility has a total commitment of $20,000,000 and is secured by all assets of the Company and subsidiary stock and guarantees. Interest on amounts outstanding is at a Eurodollar rate (6.125% at December 31, 1999) plus a margin ranging from 1.0% to 1.75%. All interest is due quarterly. In addition, the revolving term facility may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. The loan agreement also requires a commitment fee of 0.375% to 0.5% per annum on the daily average amount of the available revolving term loan facility. This facility matures on June 30, 2006.

Interest rates under the term, acquisition and revolving facilities are payable, at the Company's option, at alternatives equal to a Eurodollar rate plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to 0.75%. The spread over the Eurodollar rate and the base rate vary from time to time, depending upon the Company's financial leverage.

The term, acquisition and revolving facilities contain a number of covenants (all of which the Company was in compliance with at December 31, 1999) that, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets;
(v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The loan agreement prohibits the payment of dividends without the banks' prior consent.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



3.       LONG-TERM DEBT (CONTINUED)

At December 31, 1999, the Company had two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also had two interest rate caps under the same terms with a fixed price of 6%. The swap agreements are used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on the $24,500,000 notional amount. The Company receives LIBOR (6.18375% at December 31, 1999) calculated on the notional amount of $24,500,000. The interest rate cap agreements requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap and interest rate cap agreements expire in September 2001. The fair value of the swap and interest rate cap agreements at December 31, 1999 was approximately $94,000, estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

During 1998 the Company had a swap agreement under which the Company paid 6.15% on a notional amount of $32,000,000. The Company received LIBOR (5.25125% at December 31, 1998) calculated on a notional amount of $32,000,000. The swap agreement expired in December, 1999. The fair value of the swap agreement at December 31, 1998 was approximately ($360,000).


4.     SUPPLEMENTAL CASH FLOW INFORMATION

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                             YEARS ENDED DECEMBER 31,
                                                      1999             1998              1997
                                                ----------------------------------------------------
                                                                  (In thousands)
Cash paid during the period for:
Interest                                             $5,837            $4,930           $4,484
Income taxes                                          3,553             4,124            2,235

Non-cash transactions:
Barter revenue                                       $2,205            $1,835           $1,993
Barter expense                                        2,152             1,891            1,812
Acquisition of property and equipment                    85                18                3

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


4.     SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

In conjunction with the acquisition of the net assets of broadcasting companies, liabilities were assumed as follows:
                                             YEARS ENDED DECEMBER 31,
                                        1999          1998           1997
                                  ----------------------------------------------
                                                 (In thousands)
Fair value of assets acquired         $26,010        $10,770       $19,249
Cash paid                             (20,870)       (10,160)      (18,595)
Issuance of restricted stock           (3,713)            --            --
                                  ----------------------------------------------
Liabilities assumed                   $ 1,427        $   610       $   654
                                  ==============================================


5.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                      DECEMBER 31,
                                                 1999              1998
                                            ----------------------------------
                                                     (In thousands)
Deferred tax liabilities:
    Property and equipment                       $4,633           $4,038
    Intangible assets                             2,468            1,653
                                            ----------------------------------
Total deferred tax liabilities                    7,101            5,691

Deferred tax assets:
    Allowance for doubtful accounts                 195              169
    Compensation                                    439              386
    State tax loss carryforward                     880              880
                                            ----------------------------------
                                                  1,514            1,435
Less: valuation allowance                            --             (590)
                                            ----------------------------------
Total net deferred tax assets                     1,514              845
                                            ----------------------------------
Net deferred tax liabilities                     $5,587           $4,846
                                            ==================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



5.     INCOME TAXES (CONTINUED)

At December 31, 1999, the Company has state tax loss carryforwards, which will expire from 2002 to 2014. The valuation allowance for net deferred tax assets decreased by $590,000 in 1999. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The significant components of the provision for income taxes are as follows:

                                   YEARS ENDED DECEMBER 31,
                            1999             1998              1997
                      ----------------------------------------------------
                                        (In thousands)
Current:
    Federal                $3,701            $2,920           $1,972
    State                   1,099               973              685
                      ----------------------------------------------------
Total current               4,800             3,893            2,657
Total deferred                742               987              703
                      ----------------------------------------------------
                           $5,542            $4,880           $3,360
                      ====================================================

In addition, the Company realized tax benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax benefits were credited to additional paid-in capital in the amounts of $831,200, $228,500 and $128,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                              1999             1998              1997
                                                        ----------------------------------=-----------------
                                                                          (In thousands)
Tax at U.S. statutory rates                                  $4,792            $3,819           $2,670
State taxes, net of federal benefit                             872               642              452
Amortization of excess of cost over fair value of
    assets acquired                                             187               188              189
Other, net                                                      281               231               49
Reduction of valuation allowance on state tax loss
    carryforwards                                              (590)               --               --
                                                        ----------------------------------=-----------------
                                                             $5,542            $4,880           $3,360
                                                        ====================================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.     STOCK OPTION PLANS

In 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase Class A Common Stock or Class B Common Stock. At December 31, 1999, approximately 912,000 shares of Common Stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of stock of the Company). In the case of non-qualified stock options granted pursuant to the Plan, the terms and price shall be determined by the Compensation Committee.

In 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which directors of the Company who are not employees of the Company are eligible to receive options under the Directors Plan. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of shares of the Company's Class A Common Stock equal to the amount of the retainer divided by the fair market value of the Company's Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 1999, 150,756 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2000 a total of 3,048 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 1999.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its employee and non-employee director stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 1999, 1998 and 1997 were $143,000, $196,000 and $246,000, respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 1999, 1998 and 1997 were $62,000, $50,000 and $33,000, respectively.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.       STOCK OPTION PLANS (CONTINUED)

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation." Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 6.4%, 4.7% and 5.75%, a dividend yield of 0%; expected volatility of 27.9%, 28.9% and 29%, and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 1999, 1998 and 1997 was approximately $7.17, $5.53 and $6.54, respectively.

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

For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                     1999             1998             1997
                                ------------------------------------------------
                                      (In thousands except per share data)
Pro forma net income                 $7,848           $5,710           $4,460
                                ================================================
Pro forma earnings per share:
   Basic                             $  .48           $  .36           $  .28
                                ================================================
   Diluted                           $  .47           $  .35           $  .28
                                ================================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.     STOCK OPTION PLANS (CONTINUED)

The following summarizes the Plan stock option transactions for the three years ended December 31, 1999.


                                                                                                       WEIGHTED
                                                            NUMBER OF         EXERCISE PRICE        AVERAGE PRICE
                                                             OPTIONS             PER SHARE            PER SHARE
                                                           --------------------------------------------------------

Options outstanding at January 1, 1997                         824,371   $  .003    To     $  7.29        $ 3.58
Granted                                                         35,156                        9.28          9.28
Exercised                                                     (135,666)     .003    To        7.29          2.89
Forfeited                                                      (17,798)    3.390    To        7.29          4.87
                                                           --------------------------------------------------------
Options outstanding at December 31, 1997                       706,063     1.740    To        9.28          3.97
Granted                                                        675,998                       13.20         13.20
Exercised                                                      (96,745)    3.390    To        5.00          3.69
Forfeited                                                      (29,738)    1.740    To       13.20          7.64
                                                           --------------------------------------------------------
Options outstanding at December 31, 1998                     1,255,578     1.740    To        9.28          8.87
Granted                                                        187,572                       15.90         15.90
Exercised                                                     (299,706)    1.740    To        9.28          3.76
Forfeited                                                           --                                        --
                                                           --------------------------------------------------------
Options outstanding at December 31, 1999                     1,143,444   $ 1.740    To     $ 15.90        $11.37
                                                           ========================================================

The following summarizes the Directors Plan stock option transactions for the year ended December 31, 1999.


                                                                                                       WEIGHTED
                                                            NUMBER OF         EXERCISE PRICE        AVERAGE PRICE
                                                             OPTIONS             PER SHARE            PER SHARE
                                                           --------------------------------------------------------
Options outstanding at January 1, 1998                              --                                      --
Granted                                                          2,452                     $ .006       $ .006
Exercised                                                            0                                      --
Forfeited                                                            0                                      --
                                                           --------------------------------------------------------
Options outstanding at December 31, 1998                         2,452                       .006         .006
Granted                                                          3,042                       .008         .008
Exercised                                                            0                                      --
Forfeited                                                            0                                      --
                                                           ========================================================
Options outstanding at December 31, 1999                         5,494    $ .006    To     $ .008       $ .007
                                                           ========================================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.     STOCK OPTION PLANS (CONTINUED)

The following summarizes stock options exercisable and available for the three years ended December 31, 1999:

                                               THE              THE DIRECTORS
                                              PLAN                  PLAN
                                        -------------------------------------

Options exercisable at December 31:
         1999                                  384,227              5,494
         1998                                  479,590              2,452
         1997                                  465,439                 --

Available for grant at December 31:
         1999                                  912,457            150,756
         1998                                1,100,029            153,798
         1997                                1,746,287            156,250


Stock options outstanding in the Plan at December 31, 1999 are summarized as follows:

                                                                         WEIGHTED AVERAGE
          EXERCISE          OPTIONS                OPTIONS             REMAINING CONTRACTUAL
           PRICE          OUTSTANDING            EXERCISABLE                   LIFE
--------------------------------------------------------------------------------------------
          $ 1.74             37,827                 28,065                     5.2
          $ 3.40            156,360                149,719                     3.9
          $ 5.00             52,595                 52,595                     4.2
          $ 7.29             15,622                  9,373                     6.2
          $ 9.28             28,904                 11,562                     7.3
          $13.20            664,564                132,913                     8.2
          $15.90            187,572                     --                     9.2
                      ----------------------------------------------------------------------
                          1,143,444                384,227                     7.4
                      ======================================================================
Weighted Average
 Exercise Price          $    11.37               $   7.16
                      =======================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



6.     STOCK OPTION PLANS (CONTINUED)


Stock options outstanding in the Directors Plan at December 31, 1999 are summarized as follows:


                                                                         WEIGHTED AVERAGE
          EXERCISE          OPTIONS                OPTIONS             REMAINING CONTRACTUAL
           PRICE          OUTSTANDING            EXERCISABLE                   LIFE
--------------------------------------------------------------------------------------------
        $ 0.006              2,452                  2,452                       8.1
        $ 0.008              3,042                  3,042                       9.1
                      ----------------------------------------------------------------------
                             5,494                  5,494                       8.6
                      ======================================================================
Weighted Average
 Exercise Price             $0.007                 $0.007
                      ===========================================


7.     EMPLOYEE BENEFIT PLANS

401(k) PLAN

The Company has a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to this plan. The 401(k) Plan also allows for a discretionary contribution by the Company. Total expense under the 401(k) Plan was approximately $170,000 and $140,000 in 1999 and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In 1999 the Company's stockholders approved the Employee Stock Purchase Plan ("ESPP") under which 1,250,000 shares of the Company's Class A Common Stock could be sold to the Company's employees. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of the Company's stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,250,000 shares pursuant to the ESPP or December 31, 2008. There were 3,309 shares issued under the ESPP in 1999. Compensation expense recognized related to the ESPP for the year ended December 31, 1999 was approximately $10,000.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



7.     EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFERRED COMPENSATION PLAN

In 1999 the Company established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense was approximately $101,000 in 1999. The Company has invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust (a funding vehicle that segregates assets to be used to pay deferred compensation) and are recorded as assets of the Company.


8.     PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

ACQUISITIONS

On January 1, 1999, the Company acquired an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,350,000.

On January 14, 1999, the Company acquired a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,660,000, approximately $1,036,000 of which was paid in the Company's Class A Common Stock.

On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate), a low power Univision affiliate (KUNU-LPTV) and a low power construction permit (KVTX-LPTV) serving the Victoria, Texas market for approximately $10,700,000, approximately $1,840,000 of which was paid in the Company's Class A Common Stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in the Company's Class A Common Stock.

On March 30, 1998, the Company acquired a regional and state news and sports information network (The Michigan Radio Network) for approximately $1,100,000, including approximately $234,000 of the Company's Class A Common Stock. The acquisition was subject to certain adjustments based on operating performance levels that resulted in an additional acquisition amount of $403,000 paid in May 1999, of which approximately $304,000 was paid in shares of the Company's Class A Common Stock.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



8.     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

ACQUISITIONS (CONTINUED)

On December 1, 1998, the Company acquired an AM and FM radio station (KGMI-AM and KISM-FM) serving the Bellingham, Washington market for approximately $8,000,000.

All acquisitions have been accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets, including broadcast licenses and other intangibles, and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The consolidated statements of income include the operating results of the acquired businesses from their respective dates of acquisition or operation under the terms of local marketing agreements.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998 assume the acquisitions occurred as of January 1, 1998. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                       1999           1998
                                                   -------------- --------------
                                                     (In thousands except per
                                                           share data)
PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:
    Net operating revenue                              $92,103        $86,962
    Net income                                         $ 8,375        $ 6,239
    Basic earnings per share                           $   .51        $   .39
    Diluted earnings per share                         $   .50        $   .38


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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



10.    NOTES RECEIVABLE FROM PRINCIPAL STOCKHOLDER

On May 5, 1999 the Company entered into a loan agreement whereby the Company loaned its principal stockholder $125,000. The loan bears interest at the rate of 7% per annum. Payments of principal and interest under the loan are payable in two consecutive annual installments commencing in May 2000.

Included in Stockholders' Equity is a loan from the Company to the principal stockholder that bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, the Company will forgive 20% of the note balance ratably over five years, and pay him an amount in cash equal to such amount as is necessary to enable the principal stockholder or his estate to pay all related federal and state income tax liabilities. The Company recorded compensation expense of approximately $314,000, $326,000 and $210,000 in 1999, 1998 and 1997, respectively, relative to the agreement.


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


12.    COMMITMENTS AND CONTINGENCY

LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases. Rent expense for the years ended December 31, 1999, 1998 and 1997 were $1,332,000, $1,353,000 and $1,191,000, respectively. Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 1999:

                                                      OPERATING
                                                        LEASES
                                                   ----------------
                                                    (In thousands)
                 2000                                   $   997
                 2001                                       831
                 2002                                       745
                 2003                                       462
                 2004                                       189
                 Thereafter                                 582
                                                        -------
                                                        $ 3,806
                                                        =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



12.    COMMITMENTS AND CONTINGENCY (CONTINUED)

BROADCAST PROGRAM RIGHTS

The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 1999:

                                                                  BROADCAST
                                                                   PROGRAM
                                                                    RIGHTS
                                                             -------------------
                                                                (In thousands)
                           2000                                    $  424
                           2001                                       194
                           2002                                       128
                           2003                                       106
                           2004                                       104
                           Thereafter                                  70
                                                                 ------------
                                                                   $1,026
Amounts due within one year (included in accounts payable)            424
                                                                 ------------
                                                                   $  602
                                                                 ============

PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

In April, 1997 the Company entered into a five year employment agreement with its principal stockholder which provides that, upon the consummation of a sale or transfer of control of the Company, the principal stockholder's employment will be terminated and the Company will pay the principal stockholder an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. At December 31, 1999 the stockholder's average compensation for the preceding three years was approximately $661,000.

ACQUISITIONS

On November 10, 1999, the Company entered into an agreement to acquire two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The Company closed this transaction in January 2000.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



13.      SUBSEQUENT EVENTS (UNAUDITED)

In March 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHMP-AM/FM) serving the Northhampton, Massachusetts market for approximately $12,000,000. The acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 2000.

In March 2000, the Company also entered into an agreement to acquire an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000. The acquisition is subject to the approval of the Federal Communications Commission Company and is expected to close during the third quarter of 2000.

In March 2000, the Company modified its Stock Buy-Back Program pursuant to which the Company may purchase up to $4,000,000 of its Class A Common Stock.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                  MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                            -------------------------------------------------------------------------------------------
                               1999       1998        1999       1998       1999        1998       1999        1998
                                                      (In thousands, except per share data)

Net operating revenue       $  18,267  $  15,620   $  23,459  $  20,159  $  23,882   $  19,941   $ 24,412    $ 20,151
Station operating expense:
     Programming and
       technical                4,671      4,019       4,843      4,129      5,399       4,342      5,392       4,410
     Selling                    4,978      4,447       6,411      5,810      5,434       4,796      6,555       5,622
     Station general and
       administrative           3,085      2,736       3,177      2,807      3,290       2,687      3,317       2,739
                            -------------------------------------------------------------------------------------------
Total station operating
   expense                     12,734     11,202      14,431     12,746     14,123      11,825     15,264      12,771
                            -------------------------------------------------------------------------------------------
     Station operating
       income before
       corporate general
       and administrative,
       depreciation and
       amortization             5,533      4,418       9,028      7,413      9,759       8,116      9,148       7,380
Corporate general and
   administrative               1,167      1,017       1,471      1,244      1,128       1,017      1,329       1,219
Depreciation and
   amortization                 1,803      1,628       1,959      1,539      2,138       1,633      2,122       1,620
                            -------------------------------------------------------------------------------------------
Operating profit                2,563      1,773       5,598      4,630      6,493       5,466      5,697       4,541

Other expenses:
   Interest expense             1,377      1,140       1,451      1,143      1,566       1,159      1,594       1,167
   Other                          214         11        (320)        82        198         252        177         225
                            -------------------------------------------------------------------------------------------
Income before income tax          972        622       4,467      3,405      4,729       4,055      3,926       3,149
Income tax provision              416        266       1,876      1,491      1,983       1,663      1,267       1,460
                            -------------------------------------------------------------------------------------------
Net income                  $     556  $     356   $   2,591  $   1,914  $   2,746   $   2,392   $  2,659    $  1,689
                            ===========================================================================================
Basic earnings per share    $     .03  $     .02   $     .16  $     .12  $     .17   $     .15   $    .16    $    .11
                            ===========================================================================================
Weighted average common
    shares                     16,080     15,869      16,313     15,888     16,403      15,889     16,460      15,940
                            ===========================================================================================
Diluted earnings per share  $     .03  $     .02   $     .16  $     .12  $     .16   $     .15   $    .16    $    .10
                            ===========================================================================================
Weighted average common
   and common equivalents
   outstanding                 16,429     16,200      16,628     16,225     16,766      16,224     16,856      16,324
                            ===========================================================================================

                                                      SAGA COMMUNICATIONS, INC.
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           (in thousands)

                                                                          Additions
                                                                ------------------------------

                                                Balance at        Charged to       Charged to                           Balance at
                                                Beginning         Costs and           Other                               End of
     Description                                of Period          Expenses         Accounts     Deductions               Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999
     Allowance for doubtful accounts                   $496             $519                            $442 (1)               $573
                                             ===============   ==============                 ===============        ===============

Year Ended December 31, 1998
     Allowance for doubtful accounts                   $514             $441                            $459 (1)               $496
                                             ===============   ==============                 ===============        ===============

Year Ended December 31, 1997
     Allowance for doubtful accounts                   $319             $549                            $354 (1)               $514
                                             ===============   ==============                 ===============        ===============

Year Ended December 31, 1996
     Allowance for doubtful accounts                   $295             $365                            $341 (1)               $319
                                             ===============   ==============                 ===============        ===============

(1)        Write-off of uncollectible accounts, net of recoveries.