Form 10-Q
period 2000-03-31
SAGA COMMUNICATIONS INC
filed 2000-05-15
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________


Commission file number 1-11588

                            Saga Communications, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                         38-3042953
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)


           73 Kercheval Avenue
      Grosse Pointe Farms, Michigan                                48236
(Address of principal executive offices)                         (Zip Code)


                                 (313) 886-7070
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 2000 was 14,590,241 and 1,888,296, respectively.

                                      INDEX

                                                                                               PAGE
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets--March 31, 2000 and December 31,
               1999                                                                              3

               Condensed consolidated statements of operations and
               comprehensive income -- Three months ended March 31,
               2000 and 1999                                                                     5

               Condensed consolidated statements of cash flows--Three months ended
               March 31, 2000 and 1999                                                           6

               Notes to unaudited condensed consolidated financial statements                    7


Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    11

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                 18

Signatures                                                                                      19

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                        MARCH 31,             DECEMBER 31,
                                                                          2000                   1999
                                                                          ----                   ----
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                           $  6,108               $ 11,342
    Accounts receivable, net                                              16,013                 18,121
    Prepaid expenses                                                       1,453                  1,642
    Other current assets                                                   1,570                  2,035
                                                                        --------------------------------
Total current assets                                                      25,144                 33,140

Property and equipment                                                    90,844                 88,991
    Less accumulated depreciation                                        (45,523)               (44,536)
                                                                        --------------------------------
Net property and equipment                                                45,321                 44,455

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                                      20,335                 20,508
    Broadcast licenses, net                                               57,903                 53,360
    Other intangibles, deferred costs and
       investments, net                                                   14,697                 11,033
                                                                        --------------------------------
Total other assets                                                        92,935                 84,901
                                                                        ================================
                                                                        $163,400               $162,496
                                                                        ================================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                       MARCH 31,           DECEMBER 31,
                                                                         2000                 1999
                                                                         ----                 ----
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                   $  1,040             $  1,417
    Other current liabilities                                             9,106                8,572
    Current portion of long-term debt                                     2,378                  395
                                                                       ------------------------------
Total current liabilities                                                12,524               10,384



Deferred income taxes                                                     6,903                6,811
Long-term debt                                                           83,270               85,379
Broadcast program rights                                                    551                  602
Other                                                                       269                  218


STOCKHOLDERS' EQUITY:
    Common stock                                                            165                  165
    Additional paid-in capital                                           42,273               42,273
    Note receivable from principal stockholder                             (496)                (486)
    Retained earnings                                                    17,986               17,268
    Accumulated other comprehensive income                                   33                   33
    Treasury stock                                                          (78)                (151)
                                                                       ------------------------------
Total stockholders' equity                                               59,883               59,102
                                                                       ------------------------------
                                                                       $163,400             $162,496
                                                                       ==============================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                  (dollars in thousands except per share data)
                                    Unaudited

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               2000                  1999
                                                                               ----                  ----
Net operating revenue                                                        $22,042               $18,267
Station operating expense:
       Programming and technical                                               5,598                 4,671
       Selling                                                                 5,741                 4,978
       Station general and administrative                                      3,980                 3,085
                                                                             -----------------------------
          Total station operating expense                                     15,319                12,734
                                                                             -----------------------------
Station operating income before corporate general and administrative,
    depreciation and amortization                                              6,723                 5,533

       Corporate general and administrative                                    1,211                 1,167
       Depreciation and amortization                                           2,198                 1,803
                                                                             -----------------------------
Operating profit                                                               3,314                 2,563
Other expenses:
       Interest expense                                                        1,570                 1,377
       Other                                                                     425                   214
                                                                             -----------------------------
Income before income tax                                                       1,319                   972
Income tax provision                                                             599                   416
                                                                             -----------------------------
Net income and comprehensive income                                          $   720               $   556
                                                                             =============================

Earnings per share (basic and diluted)                                          $.04                  $.03
                                                                             =============================

Weighted average common shares                                                16,479                16,080
                                                                             =============================
Weighted average common and common equivalent shares
                                                                              16,861                16,429
                                                                             =============================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               2000               1999
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                                    $  5,683           $  2,572

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                      (1,151)            (1,576)
    Proceeds from sale of assets                                                  259                  -
    Increase in intangibles and other assets                                   (3,755)              (216)
    Acquisition of stations                                                    (6,144)            (6,045)
                                                                             ----------------------------
Net cash used in investing activities                                         (10,791)            (7,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    -             10,250
    Payments on long-term debt                                                   (126)               (20)
    Net proceeds from exercise of stock options                                     -                850
                                                                             ----------------------------
Net cash provided by (used in) financing activities                              (126)            11,080

Net increase (decrease) in cash and cash equivalents                           (5,234)             5,815
Cash and cash equivalents, beginning of period                                 11,342              6,664
                                                                             ----------------------------
Cash and cash equivalents, end of period                                     $  6,108           $ 12,479
                                                                             ============================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1999.


2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3.  ACQUISITIONS

On January 1, 2000, the Company acquired two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The acquisition was accounted for as a purchase and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast licenses.

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2000 and 1999 assume the 1999 and 2000 acquisitions occurred as of January 1, 1999. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


3.  ACQUISITIONS (CONTINUED)

Pro Forma Results of Operations for Acquisitions:
                  (In thousands except per share data)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                  2000             1999
                                                                                  ----             ----
    Net operating revenue                                                       $22,042           $20,143
    Net income                                                                     $720              $487
    Earnings per share (basic and diluted)                                         $.04              $.03

4.        SEGMENT INFORMATION

The Company's operations are aligned into two business segments: Radio and Television. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

The Radio segment includes all 41 of the Company's radio stations and three radio information networks. The Television segment consists of 6 television stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

The Company evaluates performance of its operating entities based on station operating income before corporate general and administrative, depreciation and amortization "station operating income". Management believes that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to the Company for debt service requirements, other commitments, reinvestment in the Company or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of generally accepted accounting principles.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.       SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED MARCH 31,                                                    CORPORATE AND
    2000:                                       RADIO          TELEVISION           OTHER            CONSOLIDATED
                                                -----          ----------           -----            ------------
Net operating revenue                         $ 19,244          $ 2,798                  -             $ 22,042
Station operating expense                       13,128            2,191                  -               15,319
                                              -----------------------------------------------------------------
Station operating income                         6,116              607                  -                6,723
Corporate general and
    administrative                                   -                -            $ 1,211                1,211
Depreciation and amortization                    1,612              493                 93                2,198
                                              -----------------------------------------------------------------
Operating profit (loss)                       $  4,504          $   114            $(1,304)            $  3,314
                                              =================================================================

Total assets                                  $119,606          $27,266            $16,528             $163,400
                                              =================================================================



THREE MONTHS ENDED MARCH 31,                                                    CORPORATE AND
    1999:                                       RADIO          TELEVISION           OTHER            CONSOLIDATED
                                                -----          ----------           -----            ------------
Net operating revenue                         $ 16,980          $ 1,287                  -             $ 18,267
Station operating expense                       11,810              924                  -               12,734
                                              -----------------------------------------------------------------
Station operating income                         5,170              363                  -                5,533
Corporate general and
    administrative                                   -                -            $ 1,167                1,167
Depreciation and amortization                    1,475              217                111                1,803
                                              -----------------------------------------------------------------
Operating profit (loss)                       $  3,695          $   146            $(1,278)            $  2,563
                                              =================================================================

Total assets                                  $113,615          $ 8,983            $19,940             $142,538
                                              =================================================================

                       Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


5.  COMMITMENTS

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


GENERAL

      The Company's financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

      During the years ended December 31, 1999 and 1998, and the three month periods ended March 31, 2000 and 1999, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1999 and 1998, Columbus accounted for an aggregate of 15% and 22%, respectively, and Milwaukee accounted for an aggregate of 22% and 24%, respectively of the Company's station operating income. For the three months ended March 31, 2000 and 1999, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 24% and 21%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 2000 and 1999, approximately 81% and 82%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of March 31, 1999 the Company owned and operated forty-one radio stations, one TV station, and three radio information networks. As a result of acquisitions, as of March 31, 2000 the Company owned and/or operated forty-five radio stations, six TV stations, and three radio information networks.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      For the three months ended March 31, 2000, the Company's net operating revenue was $22,042,000 compared with $18,267,000 for the three months ended March 31, 1999, an increase of $3,775,000 or 21%. Approximately $2,070,000 or 55% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1999. The balance of the increase in net operating revenue represented a 9% increase in revenue generated by stations owned and operated by the Company for the entire comparable period. This increase was primarily the result of increased advertising rates at the majority of such stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,585,000 or 20% to $15,319,000 for the three months ended March 31, 2000, compared with $12,734,000 for the three months ended March 31, 1999. Of the total increase, approximately $1,585,000 or 61% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1999. The remaining balance of the increase in station operating expense of $1,000,000 represents a total increase of 8% in station operating expense generated by stations owned and operated by the Company for the comparable period in 1999.

      Operating profit increased by $751,000 or 29% to $3,314,000 for the three months ended March 31, 2000, compared with $2,563,000 for the three months ended March 31, 1999. The improvement was primarily the result of the $3,775,000 increase in net operating revenue, offset by the $2,585,000 increase in station operating expense, a $395,000 or 22% increase in depreciation and amortization that was principally the result of the recent acquisitions, and a $44,000 or 4% increase in corporate general and administrative charges.

      The Company generated net income in the amount of approximately $720,000 ($0.04 per share on a diluted basis) during the three months ended March 31, 2000, compared with net income of $556,000 ($0.03 per share on a diluted basis) for the three months ended March 31, 1999, an increase of approximately $164,000. The increase in net income was principally the result of the $751,000 improvement in operating profit offset by a $193,000 increase in interest expense, a $211,000 increase in other expense, and a $183,000 increase in income taxes directly associated with the improved operating performance of the Company. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in other expense was principally the result of a $125,000 loss on the sale of a building in one of the Company's markets and an $80,000 increase in the loss related to the Company's equity in the operating results of an investment in Reykjavik, Iceland.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had $85,648,000 of long-term debt (including the current portion thereof) outstanding and approximately $65,500,000 of unused borrowing capacity under the Credit Agreement (as described below).

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

      Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to Eurodollar plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to .75%. The spread over Eurodollar and the prime rate vary from time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees equal to 0.375% to 0.5% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

      The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      At March 31, 2000, the Company has two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also has sold two interest rate caps under the same terms with a fixed price of 6.0%. The swap agreements are used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.28% at March 31, 2000) calculated on a notional amount of $24,500,000. The interest rate cap agreements requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. These agreements expire in September 2001. Approximately $11,000 in additional interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 1999. A decrease of approximately $20,000 in interest expense was recognized as a result of the interest rate swap agreement for the three months ended March 31, 2000 and an aggregate decrease in interest expense of $9,000 has been recognized since the inception of the agreement.

      During the three months ended March 31, 2000 and 1999, the Company had net cash flows from operating activities of $5,683,000 and $2,572,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      On January 1, 2000, the Company acquired two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The acquisition was financed through funds generated from operations.

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

      The Company's capital expenditures for the three months ended March 31, 2000 were approximately $1,151,000 ($1,576,000 in the comparable period in 1999). The Company anticipates capital expenditures in 2000 to be approximately $4,500,000, which it expects to finance through funds generated from operations.

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

FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see "Business - Forward Looking Statements; Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits
              10(a)  Second Amendment to Employment Agreement of Edward K. Christian dated January 1, 2000

              10(e)  Chief Executive Officer Annual Incentive Plan of Saga Communications, Inc.

              27     Financial Data Schedule

      (b)     Reports on Form 8-K

              None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SAGA COMMUNICATIONS, INC.


Date:  May 13, 2000              /s/ Samuel D. Bush
                                 ----------------------------------------------
                                 Samuel D. Bush
                                 Vice President, Chief Financial
                                 Officer, and Treasurer
                                 (Principal Financial Officer)





Date:  May 13, 2000              /s/ Catherine A. Bobinski
                                 ----------------------------------------------
                                 Catherine A. Bobinski
                                 Vice President, Corporate Controller and Chief
                                 Accounting Officer
                                   (Principal Accounting Officer)