Form 10-Q
period 2000-06-30
SAGA COMMUNICATIONS INC
filed 2000-08-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended June 30, 2000

                                       or

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
The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 8, 2000 was 14,590,241 and 1,888,296, respectively.

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--June 30, 2000
              and December 31, 1999                                               3

              Condensed consolidated statements of operations and
              comprehensive income--Three and six months ended June
              30, 2000 and 1999                                                   5

              Condensed consolidated statements of cash flows--Six
              months ended June 30, 2000 and 1999                                 6

              Notes to unaudited condensed consolidated financial
              statements                                                          7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                12

PART II       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                20

Item 6.       Exhibits and Reports on Form 8-K                                   20

Signatures                                                                       21

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                         JUNE 30,          DECEMBER 31,
                                                                           2000               1999
                                                                        ----------         ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                           $  8,508             $ 11,342
    Accounts receivable, net                                              19,301               18,121
    Prepaid expenses                                                       1,427                1,642
    Other current assets                                                   1,417                2,035
                                                                        --------             --------
Total current assets                                                      30,653               33,140

Property and equipment                                                    92,335               88,991
    Less accumulated depreciation                                        (46,815)             (44,536)
                                                                        --------             --------
Net property and equipment                                                45,520               44,455

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                                      20,161               20,508
    Broadcast licenses, net                                               57,442               53,360
    Other intangibles, deferred costs and
       investments, net                                                   11,211               11,033
                                                                        --------             --------

Total other assets                                                        88,814               84,901
                                                                        --------             --------
                                                                        $164,987             $162,496
                                                                        ========             ========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                         JUNE 30,           DECEMBER 31,
                                                                          2000                  1999
                                                                       -----------          ------------
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                    $    788             $  1,417
    Other current liabilities                                              8,302                8,572
    Current portion of long-term debt                                      4,488                  395
                                                                        --------             --------
Total current liabilities                                                 13,578               10,384



Deferred income taxes                                                      7,144                6,811
Long-term debt                                                            81,038               85,379
Broadcast program rights                                                     544                  602
Other                                                                        419                  218


STOCKHOLDERS' EQUITY:
    Common stock                                                             165                  165
    Additional paid-in capital                                            42,282               42,273
    Note receivable from principal stockholder                              (332)                (486)
    Retained earnings                                                     20,125               17,268
    Accumulated other comprehensive income                                    33                   33
    Treasury stock                                                            (9)                (151)
                                                                        --------             --------
Total stockholders' equity                                                62,264               59,102
                                                                        --------             --------
                                                                        $164,987             $162,496
                                                                        ========             ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands except per share data)
                                    Unaudited

                                                                THREE MONTHS                 SIX MONTHS
                                                                   ENDED                       ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ---------------------
                                                             2000          1999          2000          1999
                                                           --------       -------      -------       -------
Net operating revenue                                      $ 26,180       $23,459      $48,222       $41,726

Station operating expense:
       Programming and technical                              5,461         4,843       11,059         9,514
       Selling                                                6,872         6,411       12,613        11,389
       Station general and administrative                     3,170         3,177        7,150         6,262
                                                           --------       -------      -------       -------
          Total station operating expense                    15,503        14,431       30,822        27,165
                                                           --------       -------      -------       -------
Station operating income before corporate general and
    administrative, depreciation and amortization            10,677         9,028       17,400        14,561
       Corporate general and administrative                   1,453         1,471        2,664         2,638
       Depreciation and amortization                          2,199         1,959        4,397         3,762
                                                           --------       -------      -------       -------
Operating profit                                              7,025         5,598       10,339         8,161
Other (income) expense:
       Interest expense                                       1,569         1,451        3,139         2,828
       Other                                                  1,630          (320)       2,055          (106)
                                                           --------       -------      -------       -------
Income before income tax                                      3,826         4,467        5,145         5,439
Income tax provision                                          1,689         1,876        2,288         2,292
                                                           --------       -------      -------       -------
Net income and comprehensive income                        $  2,137       $ 2,591      $ 2,857       $ 3,147
                                                           ========       =======      =======       =======

Earnings per share (basic and diluted)                     $    .13       $   .16      $   .17       $   .19
                                                           ========       =======      =======       =======

Weighted average common shares                               16,479        16,313       16,479        16,198
                                                           ========       =======      =======       =======
Weighted average common and common equivalent shares
                                                             16,868        16,628       16,868        16,429
                                                           ========       =======      =======       =======


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   ---------------------------
                                                                     2000               1999
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                          $  8,091           $  5,677

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                            (2,697)            (3,028)
    Proceeds from sale of assets                                      2,294                539
    Increase in intangibles and other assets                         (4,130)              (573)
    Acquisition of stations                                          (6,144)           (16,346)
                                                                   --------           --------
Net cash used in investing activities                               (10,677)           (19,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          -             11,750
    Payments on long-term debt                                         (248)              (139)
    Net proceeds from exercise of stock options                           -              1,460
                                                                   --------           --------
Net cash provided by (used in) financing activities                    (248)            13,071

Net decrease in cash and cash equivalents                            (2,834)              (660)
Cash and cash equivalents, beginning of period                       11,342              6,664
                                                                   --------           --------
Cash and cash equivalents, end of period                           $  8,508           $  6,004
                                                                   ========           ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1999.

2.  INCOME TAXES

The Company's effective tax rate is higher than the statutory federal rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

3.  ACQUISITIONS

On January 1, 2000, the Company acquired two FM and one AM radio stations (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The acquisition was accounted for as a purchase and, accordingly, the total costs were allocated to the acquired assets including broadcast licenses and other intangibles and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast licenses.

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2000 and 1999 assume the 1999 and 2000 acquisitions occurred as of January 1, 1999. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


3.  ACQUISITIONS (CONTINUED)

Pro Forma Results of Operations for Acquisitions:    SIX MONTHS ENDED JUNE 30,
       (In thousands except per share data)          -------------------------
                                                       2000            1999
                                                      -------        -------
    Net operating revenue                             $48,222        $44,703
    Net income                                         $2,857         $3,040
    Earnings per share (basic and diluted)               $.17           $.19


4.  SEGMENT INFORMATION

The Company's management evaluates the operating performance of its stations individually. For purposes of business segment reporting, the Company has aggregated operations with similar characteristics into two reportable segments:
Radio and Television.

The Radio segment includes all forty-five of the Company's radio stations and three radio information networks. The Television segment consists of four television stations and two low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

The Company evaluates performance of its operating entities based on station operating income before corporate general and administrative, depreciation and amortization ("station operating income".) Management believes that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to the Company for debt service requirements, other commitments, reinvestment in the Company or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of generally accepted accounting principles.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.       SEGMENT INFORMATION (CONTINUED)



THREE MONTHS ENDED JUNE 30, 2000:                                            CORPORATE AND
                                           RADIO           TELEVISION           OTHER             CONSOLIDATED
                                         ---------         ----------        -------------        ------------
Net operating revenue                    $  23,090           $ 3,090                 --             $  26,180
Station operating expense                   13,355             2,148                 --                15,503
                                         ---------           -------           --------             ---------
Station operating income
                                             9,735               942                 --                10,677
Corporate general and
    administrative                              --                --            $ 1,453                 1,453
Depreciation and amortization                1,614               492                 93                 2,199
                                         ---------           -------           --------             ---------
Operating profit (loss)                  $   8,121           $   450           $ (1,546)            $   7,025
                                         =========           =======           ========             =========


THREE MONTHS ENDED JUNE 30, 1999:                                            CORPORATE AND
                                           RADIO           TELEVISION            OTHER            CONSOLIDATED
                                         ---------         ----------        -------------        ------------
Net operating revenue                    $  21,115           $ 2,344                 --             $  23,459
Station operating expense                   12,917             1,514                 --                14,431
                                         ---------           -------           --------             ---------
Station operating income
                                             8,198               830                 --                 9,028
Corporate general and
    administrative                              --                --            $ 1,471                 1,471
Depreciation and amortization                1,495               353                111                 1,959
                                         ---------          --------            -------             ---------
Operating profit (loss)                  $   6,703          $    477           $ (1,582)            $   5,598
                                         =========          ========           ========             =========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.       SEGMENT INFORMATION (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000:                                      CORPORATE AND
                                            RADIO       TELEVISION       OTHER      CONSOLIDATED
                                          ----------    ----------   -------------  ------------
Net operating revenue                     $  42,334     $   5,888            --      $  48,222
Station operating expense                    26,483         4,339            --         30,822
                                          ---------     ---------     ---------      ---------
Station operating income                     15,851         1,549            --         17,400
Corporate general and
    administrative                               --            --     $   2,664          2,664
Depreciation and amortization                 3,226           985           186          4,397
                                          ---------     ---------     ---------      ---------
Operating profit (loss)                   $  12,625     $     564     $  (2,850)     $  10,339
                                          =========     =========     =========      =========
Total assets at June 30, 2000             $ 121,914     $  26,981     $  16,092      $ 164,987
                                          =========     =========     =========      =========


SIX MONTHS ENDED JUNE 30, 1999:                                      CORPORATE AND
                                           RADIO       TELEVISION       OTHER        CONSOLIDATED
                                          ---------     ---------    -------------   ------------
Net operating revenue                     $  38,095     $   3,631            --      $  41,726
Station operating expense                    24,727         2,438            --         27,165
                                          ---------     ---------     ---------      ---------
Station operating income                     13,368         1,193            --         14,561
Corporate general and
    administrative                               --            --     $   2,638          2,638
Depreciation and amortization                 2,970           570           222          3,762
                                          ---------     ---------     ---------      ---------
Operating profit (loss)                   $  10,398     $     623     $  (2,860)     $   8,161
                                          =========     =========     =========      =========
Total assets at June 30, 1999             $ 119,002     $  12,150     $  20,746      $ 151,898
                                          =========     =========     =========      =========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


5.  COMMITMENT

In March 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHMP-AM/FM) serving the Northhampton, Massachusetts market for approximately $12,000,000. The acquisition is subject to FCC approval and is expected to close during the third quarter of 2000.


6.  SUBSEQUENT EVENTS

On July 17, 2000, the Company acquired an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000.

In July 2000, the Company entered into an agreement to acquire two FM and two AM radio stations (WTKO-AM, WQNY-FM, WHCU-AM and WYXL-FM) serving the Ithaca, New York market for approximately $13,360,000. The acquisition is subject to FCC approval and is expected to close during the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries (the "Company") contained elsewhere herein.

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

      During the years ended December 31, 1999 and 1998, and the six month periods ended June 30, 2000 and 1999, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1999 and 1998, Columbus accounted for an aggregate of 15% and 22%, respectively, and Milwaukee accounted for an aggregate of 22% and 24%, respectively, of the Company's station operating income. For the six months ended June 30, 2000 and 1999, Columbus accounted for an aggregate of 16% and 14%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 2000 and 1999, approximately 79% and 82%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of June 30, 1999 the Company owned and/or operated forty-two radio stations, four TV stations, two LPTV stations, and three radio information networks. As a result of acquisitions, as of June 30, 2000 the Company owned and/or operated forty-five radio stations, four TV stations, two LPTV stations, and three radio information networks. The Company continues to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      For the three months ended June 30, 2000, the Company's net operating revenue was $26,180,000 compared with $23,459,000 for the three months ended June 30, 1999, an increase of $2,721,000 or 12%. Approximately $1,107,000 or 41%
of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1999. The balance of the increase in net operating revenue represented a 7% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,072,000 or 7% to $15,503,000 for the three months ended June 30, 2000, compared with $14,431,000 for the three months ended June 30, 1999. Of the total increase, approximately $819,000 or 76% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1999. The remaining balance of the increase in station operating expense of $253,000 represents a total increase of 2% in stations owned and operated by the Company for the comparable period in 1999.

      Operating profit increased by $1,427,000 or 25% to $7,025,000 for the three months ended June 30, 2000, compared with $5,598,000 for the three months ended June 30, 1999. The improvement was primarily the result of the $2,721,000 increase in net operating revenue, offset by the $1,072,000 increase in station operating expense, and a $240,000 or 12% increase in depreciation and amortization. The increase in depreciation and amortization expense was principally the result of the recent acquisitions.

      The Company generated net income in the amount of approximately $2,137,000 ($0.13 per share-basic and diluted) during the three months ended June 30, 2000, compared with net income of $2,591,000 ($0.16 per share-basic and diluted) for the three months ended June 30, 1999, a decrease of approximately $454,000. The decrease in net income was principally the result of the $1,427,000 improvement in operating profit, offset by a $1,950,000 increase in other expense (income). The increase in other expense was principally the result of a non-recurring charge of $1,300,000 resulting from the Company's sale of their equity investment in Reykjavik, Iceland, and a $100,000 increase in the loss related to the Company's equity in the operating results of that equity investment. Additionally, during the three months ended June 30, 1999, the Company had non-recurring income of $500,000 resulting from an agreement to downgrade an FCC license at one of the Company's stations.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      For the six months ended June 30, 2000, the Company's net operating revenue was $48,222,000 compared with $41,726,000 for the six months ended June 30, 1999, an increase of $6,496,000 or 16%. Approximately $3,346,000 or 52% of
the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1999. The balance of the increase in net operating revenue represented a 8% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,657,000 or 13% to $30,822,000 for the six months ended June 30, 2000, compared with $27,165,000 for the six months ended June 30, 1999. Of the total increase, approximately $2,516,000 or 69% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1999. The remaining balance of the increase in station operating expense of $1,141,000 represents a total increase of 4% in stations owned and operated by the Company for the comparable period in 1999.

      Operating profit increased by $2,178,000 or 27% to $10,339,000 for the six months ended June 30, 2000, compared with $8,161,000 for the six months ended June 30, 1999. The improvement was primarily the result of the $6,496,000 increase in net operating revenue, offset by the $3,657,000 increase in station operating expense, and a $635,000 or 17% increase in depreciation and amortization. The increase in depreciation and amortization expense was principally the result of the recent acquisitions.

      The Company generated net income in the amount of approximately $2,857,000 ($0.17 per share-basic and diluted) during the six months ended June 30, 2000, compared with net income of $3,147,000 ($0.19 per share-basic and diluted) for the six months ended June 30, 1999, a decrease of approximately $290,000. The decrease in net income was principally the result of the $2,178,000 improvement in operating profit offset by a $311,000 increase in interest expense and a $2,161,000 increase in other expense (income). The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in other expense was principally the result of non-recurring charges including a $1,300,000 loss resulting from the Company's sale of their equity investment in Reykjavik, Iceland, a $200,000 increase in the loss related to the Company's equity in the operating results of that equity investment, and a $125,000 loss on the sale of a building in one of the Company's markets. Additionally during the six months ended June 30, 1999 the Company had non-recurring income of $500,000 resulting from an agreement to downgrade an FCC license at one of the Company's stations.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the Company had $85,526,000 of long-term debt (including the current portion thereof) outstanding and approximately $65,500,000 of unused borrowing capacity under the Credit Agreement (as described below).

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

      At June 30, 2000, the Company has two interest rate swap agreements with a total notional amount of $24,500,000. Coincident with these agreements, the Company also has sold two interest rate caps under the same terms with a fixed price of 6.0%. The swap agreements are used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.78% at June 30, 2000) calculated on a notional amount of $24,500,000. The interest rate cap agreements requires that if on any reset date LIBOR is greater than 6.00% the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. These agreements expire in September 2001. Approximately $11,000 in additional interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 1999. A decrease of approximately $39,000 in interest expense was recognized as a result of the interest rate swap agreement for the six months ended June 30, 2000 and an aggregate decrease in interest expense of $28,000 has been recognized since the inception of the agreement.

      During the six months ended June 30, 2000 and 1999, the Company had cash flows from operating activities of $8,091,000 and $5,677,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      On January 1, 2000, the Company acquired two FM and one AM radio stations (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The acquisition was financed through funds generated from operations.

      In March 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHMP-AM/FM) serving the Northhampton, Massachusetts market for approximately $12,000,000. The acquisition is subject to FCC approval and is expected to close during the third quarter of 2000.

      In July 2000, the Company entered into an agreement to acquire two FM and two AM radio stations (WTKO-AM, WQNY-FM, WHCU-AM and WYXL-FM) serving the Ithaca, New York market for approximately $13,360,000. The acquisition is subject to FCC approval and is expected to close during the first quarter of 2001.

      In July 2000, the Company acquired an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000. The acquisition was financed through funds generated from operations and additional borrowings of $2,000,000 under the Credit Agreement.

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

      The Company's capital expenditures for the six months ended June 30, 2000 were approximately $2,697,000 ($3,028,000 in the comparable period in 1999). The Company anticipates capital expenditures in 2000 to be approximately $4,500,000, which it expects to finance through funds generated from operations.

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

FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q words such as "believes," "anticipates," "expects," and similar expressions are intended to identify forward looking statements. Forward looking statements include but are not limited to management's expectations regarding cash flows from operations, regulatory approvals of pending acquisitions and the successful completion of these acquisitions. The Company cautions that a number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Such forward looking statements involve a number of risks and uncertainties including, but not limited to, the Company's financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's stock. For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see "Business - Forward Looking Statements; Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders was held on May 9, 2000.

     (b) Not applicable

     (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

         (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name                                         For            Withheld
----                                         ---            --------
Jonathan Firestone*                        8,523,069          8,760
Joseph P. Misiewicz*                       8,523,069          8,760
Edward K. Christian                       10,410,740          9,385
Donald Alt                                10,411,365          8,760
Kristin Allen                             10,411,365          8,760
Gary Stevens                              10,411,365          8,760
------------------------------------------------------------------------
* Elected by the holders of Class A Common Stock.

         (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's consolidated financial statements for the fiscal year ending December 31, 2000 was approved with 27,404,572 votes cast for, 9,763 votes cast against, 454 abstentions and 0 broker non-votes.

         (3) The proposal to ratify the adoption of the Chief Executive Officer Annual Incentive Plan by the Board of Directors of the Saga Communications, Inc. was approved with 27,276,536 votes cast for, 135,188 votes cast against, 3,065 abstentions and 0 broker non-votes.

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


                                            SAGA COMMUNICATIONS, INC.


Date:  August 11, 2000                      /s/ Samuel D. Bush
                                            ----------------------------------
                                            Samuel D. Bush
                                            Vice President, Chief Financial
                                            Officer, and Treasurer
                                            (Principal Financial Officer)



Date:  August 11, 2000                      /s/ Catherine A. Bobinski
                                            ----------------------------------
                                            Catherine A. Bobinski
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)