Form 10-Q
period 2000-09-30
SAGA COMMUNICATIONS INC
filed 2000-11-13
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended September 30, 2000

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 6, 2000 was 14,423,849 and 1,888,296, respectively.

                                      INDEX

                                                                            PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets--September 30,
               2000 and December 31, 1999                                     3

               Condensed consolidated statements of operations and comprehensive income--Three and nine months ended
               September 30, 2000 and 1999                                    5

               Condensed consolidated statements of cash flows--
               Nine months ended September 30, 2000 and 1999                  6

               Notes to unaudited condensed consolidated financial
               statements                                                     7


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           13

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              22

Signatures                                                                   23

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2000            1999
                                                    ------------    ------------
                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                         $   5,616      $  11,342
    Accounts receivable, net                             18,609         18,121
    Prepaid expenses                                      1,638          1,642
    Other current assets                                  1,590          2,035
                                                      ---------      ---------
Total current assets                                     27,453         33,140

Property and equipment                                   95,743         88,991
    Less accumulated depreciation                       (48,085)       (44,536)
                                                      ---------      ---------
Net property and equipment                               47,658         44,455

Other assets:
    Excess of cost over fair value of assets
       acquired, net                                     19,988         20,508
    Broadcast licenses, net                              73,644         53,360
    Other intangibles, deferred costs and
       investments, net                                   8,280         11,033
                                                      ---------      ---------
Total other assets                                      101,912         84,901
                                                      ---------      ---------
                                                      $ 177,023      $ 162,496
                                                      =========      =========


      See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
                                                    -------------   ------------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                  $     924      $   1,417
    Other current liabilities                             9,655          8,572
    Current portion of long-term debt                     7,419            395
                                                      ---------      ---------
Total current liabilities                                17,998         10,384


Deferred income taxes                                     7,442          6,811
Long-term debt                                           87,295         85,379
Broadcast program rights                                    533            602
Other                                                       400            218

STOCKHOLDERS' EQUITY:
    Common stock                                            165            165
    Additional paid-in capital                           42,290         42,273
    Note receivable from principal stockholder             (341)          (486)
    Retained earnings                                    23,193         17,268
    Accumulated other comprehensive income                   --             33
    Treasury stock                                       (1,952)          (151)
                                                      ---------      ---------
Total stockholders' equity                               63,355         59,102
                                                      ---------      ---------
                                                      $ 177,023      $ 162,496
                                                      =========      =========


      See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (in thousands except per share data)
                                    Unaudited

                                                            THREE MONTHS          NINE MONTHS
                                                                ENDED                ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                        --------------------   -------------------
                                                          2000        1999       2000       1999
                                                        --------    --------   --------   --------

Net operating revenue                                   $ 25,478    $ 23,882   $ 73,700   $ 65,608

Station operating expense:
       Programming and technical                           5,769       5,399     16,828     14,913
       Selling                                             5,677       5,434     18,290     16,823
       Station general and administrative                  3,419       3,290     10,569      9,552
                                                        --------    --------   --------   --------
          Total station operating expense                 14,865      14,123     45,687     41,288
                                                        --------    --------   --------   --------
Station operating income before corporate general and
    administrative, depreciation and amortization         10,613       9,759     28,013     24,320
Corporate general and administrative                       1,239       1,128      3,903      3,766
Depreciation and amortization                              2,286       2,138      6,683      5,900
                                                        --------    --------   --------   --------
Operating profit                                           7,088       6,493     17,427     14,654
Other (income) expense:
       Interest expense                                    1,781       1,566      4,920      4,394
       Other                                                 (13)        198      2,042         92
                                                        --------    --------   --------   --------
Income before income tax                                   5,320       4,729     10,465     10,168
Income tax provision                                       2,252       1,983      4,540      4,275
                                                        --------    --------   --------   --------
Net income and comprehensive income                     $  3,068    $  2,746   $  5,925   $  5,893
                                                        ========    ========   ========   ========
Earnings per share:
       Basic                                            $    .19    $    .17   $    .36   $    .36
                                                        ========    ========   ========   ========
       Diluted                                          $    .18    $    .16   $    .35   $    .36
                                                        ========    ========   ========   ========

Weighted average common shares                            16,479      16,403     16,479     16,266
                                                        ========    ========   ========   ========
Weighted average common and common equivalent shares      16,871      16,766     16,869     16,598
                                                        ========    ========   ========   ========


      See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2000        1999
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities              $ 15,985    $ 11,577

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                (4,092)     (4,194)
    Proceeds from sale of assets                          2,294         599
    Increase in intangibles and other assets             (1,658)     (1,495)
    Acquisition of stations                             (25,137)    (20,870)
                                                       --------    --------
Net cash used in investing activities                   (28,593)    (25,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                         13,523      14,500
    Payments on long-term debt                           (4,634)       (185)
    Purchase of shares held in treasury                  (2,007)         --
    Net proceeds from exercise of stock options              --       1,738
                                                       --------    --------
Net cash provided by financing activities                 6,882      16,053

Net increase (decrease) in cash and cash equivalents     (5,726)      1,670
Cash and cash equivalents, beginning of period           11,342       6,664
                                                       --------    --------
Cash and cash equivalents, end of period               $  5,616    $  8,334
                                                       ========    ========

      See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 1999.


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

On August 30, 2000, the Company acquired an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northampton, Massachusetts market for approximately $12,000,000.

The acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets, including broadcast licenses and other intangibles, and assumed liabilities based on their estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as broadcast licenses.

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

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2000 and 1999 assume the 1999 and 2000 acquisitions occurred as of January 1, 1999. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:          NINE MONTHS ENDED
      (In thousands except per share data)                    SEPTEMBER 30,
                                                           2000         1999
                                                          -------      -------
    Net operating revenue                                 $75,884      $72,021
    Net income                                             $5,459       $5,601
    Earnings per share (basic and diluted)                   $.33         $.34

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

The Radio segment includes all forty-eight of the Company's radio stations and three radio information networks. The Television segment consists of four television stations and two low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.       SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED                                             CORPORATE
   SEPTEMBER 30, 2000:              RADIO       TELEVISION     AND OTHER     CONSOLIDATED
                                   --------     ----------     ---------     ------------
Net operating revenue              $ 22,371      $  3,107            --       $ 25,478
Station operating expense            12,821         2,044            --         14,865
                                   --------      --------      --------       --------
Station operating income              9,550         1,063            --         10,613
Corporate general and
    administrative                       --            --      $  1,239          1,239
Depreciation and amortization         1,699           493            94          2,286
                                   --------      --------      --------       --------
Operating profit (loss)            $  7,851      $    570      $ (1,333)      $  7,088
                                   ========      ========      ========       ========


THREE MONTHS ENDED                                             CORPORATE
   SEPTEMBER 30, 1999:               RADIO      TELEVISION     AND OTHER     CONSOLIDATED
                                   --------     ----------     ---------     ------------
Net operating revenue              $ 20,889      $  2,993            --       $ 23,882
Station operating expense            12,083         2,040            --         14,123
                                   --------      --------      --------       --------
Station operating income              8,806           953            --          9,759
Corporate general and
    administrative                       --            --      $  1,128          1,128
Depreciation and amortization         1,543           484           111          2,138
                                   --------      --------      --------       --------
Operating profit (loss)            $  7,263      $    469      $ (1,239)      $  6,493
                                   ========      ========      ========       ========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4. SEGMENT INFORMATION (CONTINUED)

NINE MONTHS ENDED                                             CORPORATE
    SEPTEMBER 30, 2000:              RADIO      TELEVISION    AND OTHER     CONSOLIDATED
                                   --------     ----------    ---------     ------------
Net operating revenue              $ 64,705      $  8,995            --       $ 73,700
Station operating expense            39,304         6,383            --         45,687
                                   --------      --------      --------       --------
Station operating income             25,401         2,612            --         28,013
Corporate general and
    administrative                       --            --      $  3,903          3,903
Depreciation and amortization         4,925         1,478           280          6,683
                                   --------      --------      --------       --------
Operating profit (loss)            $ 20,476      $  1,134      $ (4,183)      $ 17,427
                                   ========      ========      ========       ========
Total assets at
    September 30, 2000             $139,974      $ 26,759      $ 10,290       $177,023
                                   ========      ========      ========       ========


NINE MONTHS ENDED                                             CORPORATE
    SEPTEMBER 30, 1999:              RADIO      TELEVISION    AND OTHER     CONSOLIDATED
                                   --------     ----------    ---------     ------------
Net operating revenue              $ 58,984      $  6,624            --       $ 65,608
Station operating expense            36,810         4,478            --         41,288
                                   --------      --------      --------       --------
Station operating income             22,174         2,146            --         24,320
Corporate general and
    administrative                       --            --      $  3,766          3,766
Depreciation and amortization         4,513         1,054           333          5,900
                                   --------      --------      --------       --------
Operating profit (loss)            $ 17,661      $  1,092      $ (4,099)      $ 14,654
                                   ========      ========      ========       ========
Total assets at
    September 30, 1999             $117,574      $ 28,584      $ 13,957       $160,115
                                   ========      ========      ========       ========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


5.  COMMITMENTS

In July 2000, the Company entered into an interest rate swap agreement, effective on September 30, 2000, with a total notional amount of $24,500,000. Coincident with this agreement, the Company also sold an interest rate cap under the same terms with a fixed price of 7.45%. The swap agreement will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreement, the Company pays 6.875% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.66% at September 30, 2000) calculated on a notional amount of $24,500,000. The interest rate cap agreement requires that if on any reset date LIBOR is greater than 7.45% the Company will pay the difference between 7.45% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 6.875% with benefits up to 7.45%. Should LIBOR increase above 7.45%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreement will be recognized as an adjustment to interest expense. This agreement expires in September 2001.

In July 2000, the Company entered into an agreement to acquire two FM and two AM radio stations (WTKO-AM, WQNY-FM, WHCU-AM and WYXL-FM) serving the Ithaca, New York market, for approximately $13,360,000.

In September 2000, the Company entered into an agreement to acquire one FM and two AM radio stations (WCVQ-FM, WABD-AM, and WDXN-AM) and a construction permit for a new FM radio station serving the Clarksville, Tennessee - Fort Campbell, Kentucky - Hopkinsville, Kentucky market, for approximately $6,700,000.

In September 2000, the Company entered into an agreement to acquire one FM radio station serving the Clarksville, Tennessee - Fort Campbell, Kentucky - Hopkinsville, Kentucky market, (WVVR-FM) for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A common stock.

The acquisitions are subject to FCC approval and are expected to close during the first quarter of 2001.

In September 2000, the Company modified its Stock Buy-Back program pursuant to which the Company may purchase up to $6,000,000 of its Class A Common Stock. Since inception of the Stock Buy-Back program in 1998 through September 30, 2000 the Company has repurchased approximately $3,300,000 of its Class A Common Stock.

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

      During the years ended December 31, 1999 and 1998, and the nine month periods ended September 30, 2000 and 1999, none of the Company's operating locations represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 1999 and 1998, Columbus accounted for an aggregate of 15% and 22%, respectively, and Milwaukee accounted for an aggregate of 22% and 24%, respectively, of the Company's station operating income. For the nine months ended September 30, 2000 and 1999, Columbus accounted for an aggregate of 16% and 14%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of the Company's station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or these location's relative market position could have a significant impact on the Company's operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 2000 and 1999, approximately 80% and 81%, respectively, of the Company's gross revenue was from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

      The Company's revenue varies throughout the year. Advertising expenditures, the Company's primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of September 30, 1999 the Company owned and/or operated forty-two radio stations, four TV stations, two LPTV stations, and three radio information networks. As a result of acquisitions, as of September 30, 2000 the Company owned and/or operated forty-eight radio stations, four TV stations, two LPTV stations, and three radio information networks. The Company continues to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      For the three months ended September 30, 2000, the Company's net operating revenue was $25,478,000 compared with $23,882,000 for the three months ended September 30, 1999, an increase of $1,596,000 or 7%. Approximately $958,000 or 60% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1999. The balance of the increase in net operating revenue represented a 3% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $742,000 or 5% to $14,865,000 for the three months ended September 30, 2000, compared with $14,123,000 for the three months ended September 30, 1999. Of the total increase, approximately $625,000 or 84% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1999. The remaining balance of the increase in station operating expense of $117,000 represents a total increase of 1% in stations owned and operated by the Company for the comparable period in 1999.

      Operating profit increased by $595,000 or 9% to $7,088,000 for the three months ended September 30, 2000, compared with $6,493,000 for the three months ended September 30, 1999. The improvement was primarily the result of the $1,596,000 increase in net operating revenue, offset by the $742,000 increase in station operating expense, a $148,000 or 7% increase in depreciation and amortization and a $111,000 increase in corporate general and administrative expense. The increase in depreciation and amortization expense was principally the result of the recent acquisitions. The increase in corporate general and administrative expense represents additional costs due to the growth of the Company as a result of the Company's recent acquisitions.

      The Company generated net income in the amount of approximately $3,068,000 ($0.18 per share on a fully diluted basis) during the three months ended September 30, 2000, compared with net income of $2,746,000 ($0.16 per share on a fully diluted basis) for the three months ended September 30, 1999, an increase of approximately $322,000 or 12%. The increase in net income was principally the result of the $595,000 improvement in operating profit, a decrease in other expense of $211,000, offset by a $215,000 increase in interest expense and a $269,000 increase in income tax expense. The decrease in other expense is attributable to the Company's equity in the operating loss of an investment in Reykjavik, Iceland during the comparable period in 1999 that was sold in the second quarter of 2000. The increase in interest expense was principally the result of increased debt due to the Company's recent acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      For the nine months ended September 30, 2000, the Company's net operating revenue was $73,700,000 compared with $65,608,000 for the nine months ended September 30, 1999, an increase of $8,092,000 or 12%. Approximately $4,419,000 or 55% of the increase was attributable to revenue generated by stations which were not owned or operated by the Company for the comparable period in 1999. The balance of the increase in net operating revenue represented a 6% increase in stations owned and operated by the Company for the entire comparable period, primarily as a result of increased advertising rates at the majority of the Company's stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $4,399,000 or 11% to $45,687,000 for the nine months ended September 30, 2000, compared with $41,288,000 for the nine months ended September 30, 1999. Of the total increase, approximately $3,202,000 or 73% was the result of the impact of the operation of stations which were not owned or operated by the Company for the comparable period in 1999. The remaining balance of the increase in station operating expense of $1,197,000 represents a total increase of 3% in stations owned and operated by the Company for the comparable period in 1999.

      Operating profit increased by $2,773,000 or 19% to $17,427,000 for the nine months ended September 30, 2000, compared with $14,654,000 for the nine months ended September 30, 1999. The improvement was primarily the result of the $8,092,000 increase in net operating revenue, offset by the $4,399,000 increase in station operating expense, a $783,000 or 13% increase in depreciation and amortization, and a $137,000 or 4% increase in corporate general and administrative expense. The increase in depreciation and amortization expense was principally the result of the recent acquisitions.

      The Company generated net income in the amount of approximately $5,925,000 ($0.35 per share on a fully diluted basis) during the nine months ended September 30, 2000, compared with net income of $5,893,000 ($0.36 per share on a fully diluted basis) for the nine months ended September 30, 1999, an increase of approximately $32,000. The increase in net income was principally the result of the $2,773,000 improvement in operating profit offset by a $526,000 increase in interest expense, a $1,950,000 increase in other expense (income) and a $265,000 increase in income tax expense. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions. The increase in other expense was principally the result of non-recurring charges including a $1,300,000 loss resulting from the Company's sale of their equity in an investment in Reykjavik, Iceland, and a $125,000 loss on the sale of a building in one of the Company's markets. Additionally during the nine months ended September 30, 1999 the Company had non-recurring income of $500,000 resulting from an agreement to downgrade an FCC license at one of the Company's stations.

OUTLOOK

As of October 20, 2000 gross revenue (before agency commissions) for the fourth quarter were pacing approximately 9% ahead of the same date last year on a same station basis. Specifically, as of October 22, 1999 gross revenue booked for the fourth quarter was $21.5 million compared to $23.3 million on October 20, 2000. Revenue pacings should only be used as an indication of the direction revenue growth rates are heading as of a specific date. Due to the nature of the current media buying habits including the vagaries of national advertising dollars the pacings will vary over time. They are however, an indication that the Company expects the revenue growth rate for the fourth quarter to be stronger than those for the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, the Company had $94,714,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,250,000 of unused borrowing capacity under the Credit Agreement (as described below).

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

      The Acquisition Facility may be used for permitted acquisitions. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On December 30, 2000, the Acquisition Facility will convert to a five and a half year term loan. However, the Company is currently negotiating an amendment to the Credit Agreement which would provide for the extension or modification of the conversion date. The Company anticipates completion of the amendment in the first quarter of 2001. The outstanding amounts of the Term Loan and the Acquisition Facility are required to be reduced quarterly in amounts ranging from 2.5% to 7.5% of the initial commitment commencing on March 31, 2001. Any outstanding amount under the Revolving Facility will be due on the maturity date of June 30, 2006. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

      In July 2000, the Company entered into an interest rate swap agreement, effective on September 30, 2000, with a total notional amount of $24,500,000. In connection with this agreement, the Company also sold an interest rate cap under the same terms with a fixed price of 7.45%. The swap agreement will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreement, the Company pays 6.875% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.66% at September 30, 2000) calculated on a notional amount of $24,500,000. The interest rate cap agreement requires that if LIBOR is greater than 7.45% on any reset date the Company will pay the difference between 7.45% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 6.875% with benefits up to 7.45%. Should LIBOR increase above 7.45%, the Company will pay LIBOR less a 31.5 basis point benefit.

      At September 30, 2000, the Company had two other interest rate swap agreements with a total notional amount of $24,500,000. In connection with these agreements, the Company also sold two interest rate caps under the same terms with a fixed price of 6.0%. The swap agreements are used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on a $24,500,000 notional amount. The Company receives LIBOR (6.66% at September 30, 2000) calculated on a notional amount of $24,500,000. The interest rate cap agreements requires that if LIBOR is greater than 6.00% on any reset date the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6.00%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit.

      Net receipts or payments under the swap and cap agreements are recognized as an adjustment to interest expense. These agreements expire in September 2001. Approximately $11,000 in additional interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 1999. A decrease of approximately $59,000 in interest expense was recognized as a result of the interest rate swap and cap agreements for the nine months ended September 30, 2000 and an aggregate decrease in interest expense of $48,000 has been recognized since the inception of the agreements.

      During the nine months ended September 30, 2000 and 1999, the Company had cash flows from operating activities of $15,985,000 and $11,577,000, respectively. The Company believes that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell additional equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any such transactions on favorable terms.

      On January 1, 2000, the Company acquired two FM and one AM radio stations (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000. The acquisition was financed through funds generated from operations.

      On July 17, 2000, the Company acquired an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $7,000,000.

      On August 30, 2000, the Company acquired an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northampton, Massachusetts market for approximately $12,000,000.

      The acquisitions during the first nine months of 2000 were financed through funds generated from operations and additional borrowings of $13,500,000 under the credit agreement.

      In July 2000, the Company entered into an agreement to acquire two FM and two AM radio stations (WTKO-AM, WQNY-FM, WHCU-AM and WYXL-FM) serving the Ithaca, New York market, for approximately $13,360,000.

      In September 2000, the Company entered into an agreement to acquire one FM and two AM radio stations (WCVQ-FM, WABD-AM, and WDXN-AM) and a construction permit for a new FM radio station serving the Clarksville, Tennessee - Fort Campbell, Kentucky - Hopkinsville, Kentucky market, for approximately $6,700,000.

      In September 2000, the Company entered into an agreement to acquire one FM radio station serving the Clarksville, Tennessee - Fort Campbell, Kentucky - Hopkinsville, Kentucky market, (WVVR-FM) for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A common stock.

      The pending acquisitions are subject to FCC approval and are expected to close during the first quarter of 2001.

      In September 2000, the Company modified its Stock Buy-Back program pursuant to which the Company may purchase up to $6,000,000 of its Class A Common Stock. Since inception of the Stock Buy-Back program in 1998 through September 30, 2000 the Company has repurchased approximately $3,300,000 of its Class A Common Stock.

      The Company anticipates that the above and any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      The Company continues to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      The Company's capital expenditures for the nine months ended September 30, 2000 were approximately $4,092,000 ($4,194,000 in the comparable period in 1999). The Company anticipates capital expenditures in 2000 to be approximately $4,500,000, which it expects to finance through funds generated from operations.


NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138 becomes effective for all fiscal quarters for all fiscal years beginning after June 30, 2000 (effective January 1, 2001 for the Company). SFAS No. 133 is not currently expected to have a material effect on the Company as the Company does not significantly utilize derivative instruments except for the interest rate swap and cap agreements previously discussed.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2000. The Company believes that there will be no material impact resulting from the application of SAB 101.


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


                                            SAGA COMMUNICATIONS, INC.


Date:  November 13, 2000                    /s/ Samuel D. Bush
                                            ------------------------------------
                                            Samuel D. Bush
                                            Vice President, Chief Financial
                                            Officer, and Treasurer
                                            (Principal Financial Officer)





Date:  November 13, 2000                    /s/ Catherine A. Bobinski
                                            ------------------------------------
                                            Catherine A. Bobinski
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)