Form 10-K
period 2000-12-31
SAGA COMMUNICATIONS INC
filed 2001-04-02
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period for __________ to __________
Commission file number 1-11588

                            SAGA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                       38-3042953
     (State or other jurisdiction of incorporation or                         (I.R.S. Employer Identification
                      organization)                                                        No.)

                   73 Kercheval Avenue
              Grosse Pointe Farms, Michigan                                                48236
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
                                          -----  ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $17.10 per share (the closing price of the Class A Common Stock on March 15, 2001 on the American Stock Exchange): $249,208,098.

    The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 15, 2001 was 14,590,241 and 1,888,296, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated by reference in Part III hereof.

                                     PART I


ITEM 1. BUSINESS

      We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations.

RECENT DEVELOPMENTS

      Since January 1, 2000, we have acquired the following stations serving the markets indicated:

- January 1, 2000: two FM and one AM radio stations (KICD-AM/FM and KLLT-FM), serving the Spencer, Iowa market for approximately $6,400,000.

-        July 17, 2000: an FM radio station (WKIO-FM) serving the
         Champaign-Urbana, Illinois market for approximately $6,800,000.

- August 30, 2000: an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northhampton, Massachusetts market for approximately $12,000,000.

- February 1, 2001: two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WABD-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000.

- February 1, 2001: one FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A Common Stock.

      In addition, in December 2000 we entered into agreements to acquire the following stations serving the markets indicated:

- An AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

- Two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      Both of these acquisitions are subject to the approval of the Federal Communications Commission and are expected to close during the second quarter of 2001.

      For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

BUSINESS

      As of March 15, 2001 we owned and/or operated four television stations and two low-power television stations serving three markets; three state radio networks; and thirty-three FM and twenty AM radio stations serving fourteen markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2001:

                                                       2000
                                                       Market                                       Fall 2000
                                                       Ranking by                                   Station Ranking
                                                       Number of TV                                 (by
Station         Market (a)                             Households (b)         Station Affiliate     # of viewers) (b)
-------         ----------                             --------------         -----------------     -----------------

KOAM            Joplin, MO - Pittsburg, KS               145                  CBS                   1
WXVT            Greenwood - Greenville, MS               182                  CBS                   2
KAVU            Victoria, TX                             204                  ABC                   1
KVCT (c)        Victoria, TX                             204                  FOX                   2
KUNU-LP (d)     Victoria, TX                             204                  Univision             3
KVTX-LP (d)     Victoria, TX                             204                  N/A                   N/R


(a)      Actual city of license may differ from metro market actually served.

(b) Derived from Investing in Television Market Report 2000, based on A.C. Nielson ratings and data.

(c)      Station operated under the terms of a local marketing agreement
         ("LMA").

(d) Since stations are simulcast, ranking information pertains to the combined stations.

N/R      Station does not appear in Investing in Television Market Report 2000.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2001:

                                     2000                                         Fall 2000
                                     Market                                       Target
                                     Ranking                                      Demographics
                                     by Radio                                     Ranking (by     Target
Station        Market (a)            Revenue (b)    Station Format                listeners) (c)  Demographics
-------        ----------            -----------    --------------                --------------  ------------
FM:
WSNY           Columbus, OH             30          Adult Contemporary            1               Women 25-54
WKLH           Milwaukee, WI            32          Classic Hits                  1               Men 35-49
WLZR           Milwaukee, WI            32          Album Oriented Rock           1               Men 18-34
WJMR           Milwaukee, WI            32          R&B Oldies                    12              Adults 35-49
WFMR           Milwaukee, WI            32          Classical                     8               Adults 45+
WNOR           Norfolk, VA              45          Album Oriented Rock           2               Men 18-34
WAFX           Norfolk, VA              45          Classic Hits                  1               Men 35-49
KSTZ           Des Moines, IA           75          Hot Adult Contemporary        2               Women 18-34
KIOA           Des Moines, IA           75          Oldies                        1               Adults 35-54
KAZR           Des Moines, IA           75          Album Oriented Rock           1               Men 18-34
KLTI           Des Moines, IA           75          Soft Adult Contemporary       3               Women 35-54
WMGX           Portland, ME             98          Hot Adult Contemporary        1               Women 25-54
WYNZ           Portland, ME             98          Oldies                        4               Adults 35-54
WPOR           Portland, ME             98          Country                       1               Adults 35+
WAQY           Springfield, MA         105          Album Oriented Rock           1               Men 18-49
WLZX           Springfield, MA         105          Active Rock                   6               Men 18-34
WZID           Manchester, NH          113          Adult Contemporary            1               Adults 25-54
WQLL           Manchester, NH          113          Oldies                        3               Adults 35-54
WLRW           Champaign, IL           153          Hot Adult Contemporary        1               Women 18-49
WIXY           Champaign, IL           153          Country                       1               Adults 25-54
WKIO           Champaign, IL           153          Oldies                        5               Adults 35-54
WYMG           Springfield, IL         165          Classic Hits                  1               Men 25-54
WQQL           Springfield, IL         165          Oldies                        4               Adults 35-54
WDBR           Springfield, IL         165          Contemporary Hits             1               Women 18-34
WMHX           Springfield, IL         165          Hot Adult Contemporary        8               Women 18-49
WNAX           Sioux City IA           210          Full Service/Country          3(d)            Adults 35+
KISM           Bellingham, WA          N/A          Rock                          1(e)            Men 25-49
KAFE           Bellingham, WA          N/A          Adult Contemporary            1(e)            Women 25-54
KICD           Spencer, IA             N/A          Country                       N/R             Adults 35+
KLLT           Spencer, IA             N/A          Soft Adult Contemporary       N/R             Adults 25-54
WCVQ           Clarksville, TN /       N/A          Hot Adult Contemporary        2(e)            Women 18-49
               Hopkinsville, KY
WVVR           Clarksville, TN /       N/A          Country                       3(e)            Adults 25-54
               Hopkinsville, KY
WZZP           Clarksville, TN /       N/A          Classic Hits                  N/R             Men 35-49
               Hopkinsville, KY

(footnotes on next page)




                                     2000                                         Fall 2000
                                     Market                                       Target
                                     Ranking                                      Demographics
                                     by Radio                                     Ranking (by     Target
Station        Market (a)            Revenue (b)    Station Format                listeners) (c)  Demographics
-------        ----------            -----------    --------------                --------------  ------------
AM:
WVKO           Columbus, OH             30          Gospel                        N/A             Adults 35+
WJYI           Milwaukee, WI            32          Contemporary Christian        N/A             Adults 18+
WJOI           Norfolk, VA              45          Nostalgia                     N/A             Adults 35+
KRNT           Des Moines, IA           75          Nostalgia/Sports              7               Adults 35+
KXTK           Des Moines, IA           75          Talk/Sports                   N/A             Adults 35+
WGAN           Portland, ME             98          News/Talk                     2               Adults 35+
WZAN           Portland, ME             98          News/Talk                     6(e)            Men 35-54
WBAE           Portland, ME             98          Nostalgia                     N/A             Adults 35+
WHMP           Springfield, MA         105          News/Talk                     13(d)(e)        Adults 35+
WHNP           Springfield, MA         105          News/Talk                     13(d)(e)        Adults 35+
WFEA           Manchester, NH          113          Nostalgia                     4               Adults 35+
WTAX           Springfield, IL         165          News/Talk                     7               Adults 35+
WLLM           Springfield, IL         165          Adult Standards               N/R             Adults 35+
WNAX           Yankton, SD             210          Full Service/Country          3(d)            Adults 35+
KGMI           Bellingham, WA          N/A          News/Talk                     1               Adults 35+
KPUG           Bellingham, WA          N/A          News/Talk                     5               Adults 35+
KIXT           Bellingham, WA          N/A          Country                       9(e)            Adults 35+
KICD           Spencer, IA             N/A          News/Talk/Nostalgia           N/R             Adults 35+
WDXN           Clarksville, TN /       N/A          Urban Adult Contemporary      5(e)            Adults 25-54
               Hopkinsville, KY
WJMR           Clarksville, TN /       N/A          R&B Oldies                    N/R             Adults 35-49
               Hopkinsville, KY


(a)      Actual city of license may differ from metro market actually served.

(b)      Derived from Investing in Radio 2000 Market Report.

(c)      Information derived from most recent available Arbitron Radio Market
         Report.

(d) Since stations are simulcast, ranking information pertains to the combined stations.

(e)      Tied for position.

N/A      Information currently not available.

N/R      Station does not appear in Arbitron Radio Market Report.

STRATEGY

      Our strategy is to operate top billing radio and television stations in mid-sized markets. We prefer to operate in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of March 15, 2001, we owned and/or operated at least one of the top three billing stations in each of our radio and television markets for which independent data exists.

      Based on the most recent information available, 16 of our 33 FM radio stations and 1 of our 20 AM radio stations we own and/or operate were ranked number one (by number of listeners), and 2 of the 6 television stations we own and/or operate were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

      Our radio stations employ a variety of programming formats, including Classic Hits, Adult Contemporary, Album Oriented Rock, News/Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

      We own and/or operate two television stations that are CBS affiliates, one television station that is an ABC affiliate, one television station that is a Fox affiliate and one television station that is a Univision affiliate (with an additional low power television station currently simulcasting this affiliate). In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise.

      In operating our stations, we concentrate on the development of strong decentralized local management, which is responsible for the day-to-day operations of the station. We compensate local management based on the station's financial performance, as well as other performance factors that are deemed to effect the long-term ability of the stations to achieve financial performance objectives. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and monitoring the activities of the stations.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), a company is now permitted to own as many as 8 radio stations in a single market. See "Federal Regulation of Radio and Television Broadcasting". The Telecommunications Act also eliminated the limitations on the number of radio stations one organization can own in total. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the "Communications Act") and Federal Communications Commission ("FCC") rules. Although we review acquisition opportunities on an ongoing basis, we have no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed.


ADVERTISING SALES

      Virtually all of our revenue is generated from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. The number of advertisements broadcast on our television stations may be limited by certain network affiliation and syndication agreements and, with respect to children's programs, federal regulation. We determine the number of advertisements broadcast hourly that can maximize a station's available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments which are made to ensure that the station efficiently utilizes available inventory.

      Advertising rates charged by radio and television stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers; the number of stations in the market competing for the same demographic group; the supply of and demand for radio advertising time; and other qualitative factors, including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours, while television advertising rates are generally higher during prime time evening viewing periods. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market.

      Approximately 80% of our gross revenue in fiscal 2000 (82% in fiscal 1999) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

      Each of the our stations also engage national independent sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2000 was approximately $20,993,000 or 18.4% of our gross revenue (approximately $18,475,000 or 18% in fiscal 1999).


COMPETITION

      Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues directly with other radio and/or television stations, as well as other media, within their markets. Our radio and television stations compete for listeners/viewers primarily on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener/viewer base comprised of a specific demographic group in each of its markets, we are able to attract advertisers seeking to reach these listeners/viewers.

      Other media, including broadcast television and/or radio (as applicable), cable television, newspapers, magazines, direct mail, the internet, coupons and billboard advertising, also compete with us for advertising revenues.

      The radio and television broadcasting industries are also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable television systems, direct reception from satellites, and streaming of audio on the internet. We cannot predict what effect, if any, that any of these new technologies may have on us or the broadcasting industry.

EMPLOYEES

      As of December 31, 2000, we had approximately 669 full-time employees and 303 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

      We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

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

The following table sets forth the market and broadcast power of each of the Company's broadcast stations and the date on which each such station's FCC license expires:

                                                                                 Expiration Date of
Station                 Market(1)                  Power (Watts)(2)              FCC  Authorization
-------                 ---------                  ----------------              ------------------
FM:
WSNY                    Columbus, OH                  50,000                     October 1, 2004
WKLH                    Milwaukee, WI                 50,000                     December 1, 2004
WLZR                    Milwaukee, WI                 50,000                     December 1, 2004
WFMR                    Milwaukee, WI                  6,000                     December 1, 2004
WJMR                    Milwaukee, WI                  6,000                     December 1, 2004
WNOR                    Norfolk, VA                   50,000                     October 1, 2003
WAFX                    Norfolk, VA                  100,000                     October 1, 2003
KSTZ                    Des Moines,   IA             100,000                     February 1, 2005
KIOA                    Des Moines,   IA             100,000                     February 1, 2005
KAZR                    Des Moines,   IA             100,000                     February 1, 2005
KLTI                    Des Moines,   IA             100,000                     February 1, 2005
WMGX                    Portland, ME                  50,000                     April 1, 2006
WYNZ                    Portland, ME                  25,000                     April 1, 2006
WPOR                    Portland, ME                  50,000                     April 1, 2006
WLZX                    Northampton, MA                6,000                     April 1, 2006
WAQY                    Springfield, MA               50,000                     April 1, 2006
WZID                    Manchester, NH                50,000                     April 1, 2006
WQLL                    Manchester, NH                 6,000                     April 1, 2006
WYMG                    Springfield,  IL              50,000                     December 1, 2004
WQQL                    Springfield,  IL              50,000                     December 1, 2004
WDBR                    Springfield,  IL              50,000                     December 1, 2004
WYXY                    Lincoln, IL                   25,000                     December 1, 2004
WLRW                    Champaign, IL                 50,000                     December 1, 2004
WIXY                    Champaign, IL                 25,000                     December 1, 2004
WKIO                    Urbana, IL                    25,000                     December 1, 2004
WNAX                    Yankton, SD                  100,000                     April 1, 2005
KISM                    Bellingham, WA               100,000                     February 1, 2006
KAFE                    Bellingham, WA               100,000                     February 1, 2006
KICD                    Spencer, IA                  100,000                     February 1, 2005
KLLT                    Spencer, IA                   25,000                     February 1, 2005
WCVQ                    Fort Campbell, KY            100,000                     August 1, 2004
WZZP                    Hopkinsville,KY                6,000                     August 1, 2004
WVVR                    Hopkinsville, KY             100,000                     August 1, 2004
KMIT(6)                 Mitchell, SD                 100,000                     April 1, 2005
KGGK(6)                 Wessington Springs, SD       100,000                     April 1, 2005
WHAI(6)                 Greenfield, MA                 6,000                     April 1, 2006

(footnotes on next page)



                                                                                 Expiration Date of
Station                 Market(1)                  Power (Watts)(2)              FCC  Authorization
-------                 ---------                  ----------------              ------------------
AM:
WVKO                    Columbus, OH                   1,000                     October 1, 2004
WJYI                    Milwaukee, WI                  1,000                     December 1, 2004
WJOI                    Norfolk, VA                    1,000                     October 1, 2003
KRNT                    Des Moines, IA                 5,000                     February 1, 2005
KXTK                    Des Moines, IA                10,000                     February 1, 2005
WGAN                    Portland, ME                   5,000                     April 1, 2006
WZAN                    Portland, ME                   5,000                     April 1, 2006
WBAE                    Portland, ME                   1,000                     April 1, 2006
WHNP                    Springfield, MA                2,500(5)                  April 1, 2006
WHMP                    Northampton, MA                1,000                     April 1, 2006
WFEA                    Manchester, NH                 5,000                     April 1, 2006
WTAX                    Springfield, IL                1,000                     December 1, 2004
WLLM                    Lincoln, IL                    1,000(5)                  December 1, 2004
WNAX                    Yankton, SD                    5,000                     April 1, 2005
KGMI                    Bellingham, WA                 5,000                     February 1, 2006
KPUG                    Bellingham, WA                10,000                     February 1, 2006
KIXT                    Bellingham, WA                 1,000(5)                  February 1, 2006
KICD                    Spencer, IA                    1,000                     February 1, 2005
WJMR                    Fort Campbell, KY              1,000(5)                  August 1, 2004
WDXN                    Clarksville, TN                1,000(5)                  August 1, 2004
WHAI(6)                 Greenfield, MA                 1,000                     April 1, 2006

TV/CHANNEL:
KOAM (Ch 7)             Joplin, MO/Pittsburg, KS   316,000 (vis), 61,600 (aur)   June 1, 2006
KAVU (Ch 25)            Victoria, TX               2,140,000(vis), 214,000(aur)  August 1, 2006
KVCT(3) (Ch 19)         Victoria, TX               155,000(vis), 15,500(aur)     August 1, 2006
KUNU-LP(4) (Ch 21)      Victoria, TX               1,000 (vis)                   August 1, 2006
KVTX-LP(4) (Ch 45)      Victoria, TX               1,000 (vis)                   August 1, 2006
KXTS-LP(4) (Ch 41)      Victoria, TX               1,000 (vis)                   May 21, 2001
WXVT (Ch 15)            Greenville, MS             2,746,000(vis), 549,000(aur)  June 1, 2005


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

(4) KUNU-LP, KXTS-LP and KVTX-LP are "low power" television stations that operate as "secondary" stations (i.e., if they conflict with the operations of a "full power" television station, the low power station must change their facilities or terminate operations).

(5)      Operates daytime only or with greatly reduced power at night.

(6)      Pending Acquisition.

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

      Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result, the Company, which serves as a holding company for its various radio station subsidiaries, cannot have more than 25% of its stock owned or voted by Aliens.

      The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market, and of a radio broadcast station and a daily newspaper serving the same geographic market. Additionally, the Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a television broadcast station and a daily newspaper serving the same geographic market, and of a television broadcast station and a cable television system serving the same geographic market. The FCC's rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain post-merger in the Designated Market Area ("DMA") in which the communities of license of the TV stations in question are located, and (b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. In counting the number of independently owned stations in the market, the FCC counts only those stations whose Grade B signal contour overlaps with the Grade B contour of at least one of the stations in the proposed combination. The FCC also will permit the combined ownership of two broadcast TV stations if they are located in different DMAs without regard to contour overlap. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC's rules. Under certain circumstances, a television station may merge with a "failed" or "failing" station or an "unbuilt" station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected ("Qualifying Market"). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or LMA's count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC's multiple ownership rules. LMA's entered into before November 5, 1996, are grandfathered until 2004. LMA's entered into on or after November 5, 1996, must be terminated by August 6, 2001. Under the FCC's rules, as recently revised, absent waivers, the Company would not be permitted to acquire any newspaper in a geographic market in which it now owns any radio broadcast properties, or to acquire any newspaper or cable television system in a geographic market in which it now owns any television broadcast station. The Company would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which it now owns any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban).

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

      Notwithstanding these limitations, new rules to be promulgated under the Communications Act also may permit the Company to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this proceeding.

      The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. In new rules adopted in August 1999 the FCC increased the benchmark for passive investors from 10% to 20%. Currently, three of the Company's officers and directors have an attributable interest in any company applying for or licensed to operate broadcast stations other than the Company.

      On January 19, 2001, the FCC concluded a proceeding initiated March 12, 1992, in which it revised its ownership attribution rules. In its "Memorandum Opinion and Order on Reconsideration", the FCC generally affirmed its August 1999 Report and Order that (a) declined to raise the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock; (b) increased the attribution benchmark for "passive investors" in corporate licensees from 10% to 20% of the licensee's voting stock; (c) declined to broaden the class of investors eligible for "passive investor" status to include Small Business and Minority Enterprise Small Business Investment Companies; and (d) declined to exempt certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity; (e) decided to apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; (f) declined to change its attribution rules as applied to other communications services (such as cable, multi-point distribution systems, personal communications services, and specialized mobile radio); (g) declined to apply other agencies' attribution benchmarks; (h) created a new equity/debt plus ("EDP") rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a "major-market program supplier" that supplies over 15% of a station's total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC's multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity; and (i) eliminated those components of the cross interest policy not specifically dealt with in the EDP rule. However, In reconsidering its rules, the FCC eliminated the "single majority shareholder exemption" which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable. Minority interests acquired before the date of adoption of the reconsideration decision were grandfathered. As a result, the broadcast interests of purchasers of 5% or more of the Company's voting stock acquired after the date of the FCC's decision would be attributed to the Company, and vice versa. Additionally, in its reconsideration order, the FCC clarified certain aspects of its equity/debt plus ("EDP") attribution rule, under which the FCC will attribute financial interests amounting to over 33% of the total assets of a mass media entity where the interest holder is either a major program supplier to the entity or a same-market media entity. The Company could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in the Company having an attributable interest in the stations.

      Notwithstanding the FCC's multiple ownership rules, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to examine proposed transactions for compliance with antitrust statutes and guidelines. The Antitrust Division has become more active recently in reviewing proposed acquisitions, has issued "civil investigative demands" and has obtained consent decrees requiring the divestiture of stations in a particular market based on antitrust concerns. The FCC has also increased its scrutiny of some proposed acquisitions and mergers on antitrust grounds and has initiated a policy of placing a "note" soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. On December 13, 2000, the FCC released a Notice of Proposed Rule Making seeking comment on whether and how the FCC should modify the way in which it determines the dimensions of radio markets and counts the number of stations in them, and whether and how it should amend the method by which the FCC determines the number of radio stations owned by a party in a radio market for the purpose of applying its multiple ownership rules. The FCC is considering using data gleaned from audience rating services to count the radio stations in a market. The Company cannot predict whether the FCC will adopt the proposed rules or whether such rules would restrict the Company's ability to acquire additional stations.

      PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. The Company owns such towers that are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated there under require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children's Television Act and the FCC's rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee's programming (and to present at least three hours per week of "core" educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file annually a report with the FCC on these programs and related matters. On January 1, 1998, a new FCC rule became effective which requires television stations to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

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

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its station and assures compliance with applicable FCC rules and policies. As described above, the FCC conducted a review of its rules, and as a result, adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market, and requires the termination of certain non-complying existing television LMA's. The Company currently has a television LMA in the Victoria, Texas, market. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, the Company believes that the LMA is "grandfathered" under the FCC's rules and need not be terminated earlier than 2004. However, if the FCC should review the LMA and come to a different conclusion, the Company could be required to terminate the LMA with the other television station by August 6, 2001. See "Ownership Matters" above.

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

      The FCC has promulgated digital television ("DTV") (formerly advanced television or "ATV") standards. The FCC's rules provide for the conversion by all U.S. broadcasters to DTV, including build-out construction schedules, NTSC (current system) and DTV channel simulcasting, and the return of analog (NTSC) channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. As a general principal, the Company's television stations are required to convert their operations to DTV by May 1, 2002, and to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. On January 19, 2001, the FCC released a Report and Order and Further Notice of Proposed Rule Making that, inter alia, (a) affirmed the so-called "8-VSB" modulation system of the DTV transmission standard, (b) established December 31, 2003, as the date on which stations must elect which channel (of their two) they will use for their post-transition DTV channel, (c) determined that broadcasters need not replicate with their DTV signal the service area of their analog station, but stated that stations will lose interference protection to those portions of the analog areas that they do not replicate with a DTV signal by December 31, 2004, and (d) ordered that by December 31, 2004, DTV stations must provide a stronger signal to their communities of license than previously required. Under the Balanced Budget Act, the FCC is authorized to extend the December 31, 2006, deadline if, (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to DTV; or (2) less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market, and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. KOAM-TV will convert its NTSC operations on Channel 7 to DTV Channel 30, but has requested the FCC to permit it to utilize Channel 9. KAVU-TV will convert its NTSC operations on Channel 25 to DTV Channel
15. WXVT will convert its NTSC operations on Channel 15 to DTV Channel 17. The FCC has affirmed the FCC's DTV channel assignments and other technical rules and policies. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station can immediately assert its right to carriage on a local cable television system, however, the FCC decided that a television station may not assert a right to carriage of both its analog and DTV channels. The FCC requested further information from the public on this issue. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.

      LOW POWER AND CLASS A TELEVISION STATIONS. Congress, in the Community Broadcasters Protection Act of 1999, authorized the FCC to create a new class of commercial television station. Currently, the service areas of low power television ("LPTV") stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as "Class A Television Stations" whose signal contours would be protected against interference from other stations. Stations deemed "Class A Stations" by the FCC would thus be protected from interference. The Company owns two operating LPTV stations, KUNU-LP and KVTX-LP, Victoria, Texas, and holds a permit to construct a third, KXTS-LP, Victoria, Texas. Neither KUNU-LP nor KVTX-LP automatically qualify under the FCC's established criteria for Class A Status. However, the Company requested the FCC to confer such status upon KUNU-LP on the rounds that KUNU-LP offers a unique foreign-language television service to its viewing area. The FCC denied the Company's request.

      The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station's consent. A local television broadcaster must make a choice every three years whether to proceed under the "must-carry" rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. As noted above, such must-carry rights will extend to the new DTV signal to be broadcast by the Company's stations, but will not extend simultaneously to the analog signal.

      In April 1988, the U. S. Court of Appeals for the D. C. Circuit invalidated on constitutional grounds the FCC's Equal Employment Opportunity ("EEO") regulations. In February 2000, the FCC adopted revised EEO rules that require broadcast licensees and cable entities, including multi-channel video programming distributors, to widely disseminate information about job openings to ensure that all qualified applicants, including minorities and women, are able to compete for job openings in the broadcast and cable industries. The rules prescribe specific tasks that must be performed by the FCC's regulatees and require the maintenance of records. The rules require the filing of annual employment reports describing the racial and gender characteristics of the Company's employees at each of its stations. Periodically, broadcasters and cable entities must certify their compliance with the EEO regulations. All broadcasters must annually place in their public files an EEO report detailing their outreach efforts during the preceding year and the results of those efforts. Television stations and every radio station with more than ten full-time employees must file a copy of their EEO reports with the FCC midway through their license terms. Stations are required to file a copy of their EEO public file reports with their applications for renewal of license. On January 16, 2001, the U. S. Court of Appeals for the D. C. Circuit again vacated the rules on constitutional grounds. In light of the Court's action, on January 30, 2001, the FCC suspended the requirement that licensees comply with the rules. However, the FCC has sought rehearing by the full panel of the Court. The Company cannot predict whether the rules will be ultimately upheld, and if so, the impact of the rules on the Company.

      LOW POWER FM RADIO. In January 2000 the FCC adopted new rules that create a new "low power radio service" ("LPFM"). The FCC will authorize the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power ("ERP") with antenna height above average terrain ("HAAT") at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC's ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, the Company could not own or program an LPFM station. LPFM stations will be allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has accepted applications for LPFM stations, but no construction permits have yet been granted. The Company cannot predict what, if any, adverse effect future LPFM stations may have on its FM stations.

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

      The Satellite Home Viewer Act ("SHVA"), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are "unserved" by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVA, "unserved" means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. If the FCC's new testing methods determine that a consumer resides in an "unserved household" and the court accepts this methodology, the consumer may continue to receive network programming via satellite. However, federal courts have determined that a substantial number of satellite subscribers have been receiving CBS and Fox network programming in violation of the SHVA, and have taken steps to terminate the retransmission by the satellite carriers. The FCC has said that the majority of these consumers are not likely to be assisted by the FCC's action and can expect to have their CBS and Fox network programming terminated. The Company owns two CBS-affiliated television stations and has an LMA with a Fox-affiliated television station.

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

EXECUTIVE OFFICERS

         Our current executive officers are:

         Name                                 Age                         Position
         ----                                 ---                         --------
  Edward K. Christian                         56                          President, Chief Executive Officer
                                                                          and Chairman; Director

  Steven J. Goldstein                         44                          Executive Vice President and
                                                                          Group Program Director

  Warren Lada                                 46                          Senior Vice President, Operations


  Samuel D. Bush                              43                          Vice President, Chief Financial
                                                                          Officer and Treasurer

  Marcia K. Lobaito                           52                          Vice President,
                                                                          Corporate Secretary, and
                                                                          Director of Business Affairs

  Catherine A. Bobinski                       41                          Vice President, Chief Accounting
                                                                          Officer and Corporate Controller

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

         MR. CHRISTIAN has been President, Chief Executive Officer and Chairman since our inception in 1986.

         MR. GOLDSTEIN has been Executive Vice President and Group Program Director since 1988. Mr. Goldstein has been employed by us since our inception in 1986.

         MR. LADA has been Senior Vice President, Operations since 2000. He was Vice President, Operations from 1997 to 2000. From 1992 to 1997 he was Regional Vice President of our subsidiary, Saga Communications of New England, Inc.

         MR. BUSH has been Vice President, Chief Financial Officer and Treasurer since September 1997. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, most recently as Senior Vice President.

         MS. LOBAITO has been Vice President since 1996, and Director of Business Affairs and Corporate Secretary since our inception in 1986.

         MS. BOBINSKI has been Vice President since March 1999 and Chief Accounting Officer and Corporate Controller since September 1991. Ms. Bobinski is a certified public accountant.

FORWARD LOOKING STATEMENTS; RISK FACTORS

      Risks and uncertainties inherent in our business are set forth in detail below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can you assume that there are no other risks and uncertainties which may be more significant to us.

      DEPENDENCE ON KEY PERSONNEL

      Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and the holder of approximately 56% of the combined voting power of our Common Stock. Although we have entered into long-term employment and non-competition agreements with Mr. Christian and certain other key personnel, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian's life.

      FINANCIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

      At December 31, 2000 our long-term debt (including the current portion thereof) was approximately $94,641,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, our $70,000,000 commitment under the Term Loan and any indebtedness outstanding under our $60,000,000 Acquisition Facility will be reduced on a quarterly basis in amounts ranging from 3.125% to 7.5%, commencing on March 31, 2003. We believe that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. If such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms.

      DEPENDENCE ON KEY STATIONS

      For the years ended December 31, 2000, 1999 and 1998 our Columbus, Ohio stations accounted for an aggregate of 16%, 15% and 22%, respectively, and our Milwaukee, Wisconsin stations accounted for an aggregate of 22%, 22% and 24%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on our operating results as a whole.

      REGULATORY MATTERS

      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, and limit the number of broadcasting properties that may be acquired within a specific market. Federal regulation also restricts alien ownership of capital stock of and participation in the affairs of licensees.

      NEW TECHNOLOGIES MAY AFFECT OUR BROADCASTING OPERATIONS

      The FCC is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasters. We are unable to predict the effect such technologies will have our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television, which the FCC has ordered and for which it has established a timetable. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.


      DEPENDENCE ON LOCAL AND NATIONAL ECONOMIC CONDITIONS

      Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge is affected by many factors, including the general strength of the local and national economies.

      SUCCESS OF ACQUISITIONS DEPEND ON COMPANY'S ABILITY TO INTEGRATE ACQUIRED STATIONS

      We have pursued and intend to continue to pursue acquisitions of additional radio and television stations. The success of any completed acquisition will depend on our ability to effectively integrate the acquired stations. The process of integrating acquired stations may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management's attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.

ITEM 2.  PROPERTIES

       Our corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

       As of December 31, 2000 the studios and offices of sixteen of our twenty-one operating locations, as well as our corporate headquarters in Michigan, are located in facilities owned by us. The remaining studios and offices are located in leased facilities with lease terms that expire in 2 to 4 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 2 to 88 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

       No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

       We own substantially all of the equipment used in our broadcasting business.

       Our bank indebtedness is secured by a first priority lien on all of our assets and those of our subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

       There are no material legal proceedings pending against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Class A Common Stock trades on the American Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

Year                                            High                    Low
----                                            ----                    ---
1999:
    First Quarter                             $16.70                 $13.70
    Second Quarter                            $16.20                 $14.25
    Third Quarter                             $19.30                 $15.10
    Fourth Quarter                            $22.10                 $16.45

2000:
    First Quarter                             $25.00                 $16.50
    Second Quarter                            $22.81                 $17.75
    Third Quarter                             $25.00                 $13.88
    Fourth Quarter                            $17.25                 $12.75

       As of March 15, 2001, there were approximately 152 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

       We have not paid any cash dividends on our Common Stock during the three most recent fiscal years. We intend to retain future earnings for use in our business and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We are prohibited by the terms of our bank loan agreement from paying dividends on our Common Stock without the banks' prior consent. See
Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                  Years Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                      2000(1)(2)       1999(1)(3)        1998(1)(4)       1997(1)(5)     1996(1)(6)
                                                      ----             ----              ----             ----           ----
                                                                           (In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                                 $101,746       $ 90,020          $ 75,871         $ 66,258      $ 56,240
Station Operating Expense (excluding
    depreciation, amortization, corporate general
    and administrative)                                 62,487         56,552            48,544           43,796        36,629
                                                      --------       --------          --------         --------      --------
Station Operating Income (excluding depreciation,
    amortization, corporate general and
    administrative)                                     39,259         33,468            27,327           22,462        19,611

Depreciation and Amortization                            9,019          8,022             6,420            5,872         5,508
Corporate General and Administrative                     5,101          5,095             4,497            3,953         3,299
                                                      --------       --------          --------         --------      --------
Operating Profit                                        25,139         20,351            16,410           12,637        10,804
Interest Expense                                         6,793          5,988             4,609            4,769         3,814
Net Income                                            $  8,650       $  8,552          $  6,351         $  4,492      $  3,935
Basic Earnings Per Share                              $    .53       $    .52          $    .40         $    .28      $    .25
Cash Dividends Declared Per Common Share
Weighted Average Common Shares                          16,434         16,315            15,896           15,796        15,716
Diluted Earnings Per Share                            $    .52       $    .51          $    .39         $    .28      $    .25
Weighted Average Common Shares and Common
    Equivalents                                         16,792         16,665            16,238           16,110        16,020



OTHER DATA:
After-Tax Cash Flow (7)                               $ 21,515       $ 17,585          $ 14,328         $ 11,083      $ 10,143
After-Tax Cash Flow Per Share-Basic                   $   1.31       $   1.08          $    .90         $    .70      $    .65
After-Tax Cash Flow Per Share-Diluted                 $   1.28       $   1.06          $    .88         $    .69      $    .63




                                                                                        December 31,
                                                      2000(1)(2)       1999(1)(3)        1998(1)(4)       1997(1)(5)    1996(1)(6)
                                                      ----             ----              ----             ----          ----
                                                                                       (In thousands)
BALANCE SHEET DATA:
    Working Capital                               $   20,793      $    22,756          $ 15,255        $   1,587     $  10,997
    Net Fixed Assets                                  47,672           44,455            35,564           34,028        29,704
    Net Other Assets                                 100,872           84,901            70,505           60,886        48,636
    Total Assets                                     179,906          162,496           130,013          112,433        96,415
    Long-term Debt Including Current
       Portion                                        94,641           85,774            70,906           61,605        52,754
    Equity                                            65,618           59,102            44,723           38,255        33,113



(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In December 1999, June 1998, April, 1997 and May, 1996 we consummated a five-for-four split of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent change in the weighted average shares.

(2) Reflects the results of KICD AM/FM and KLLT, acquired in January, 2000; WKIO, acquired in July, 2000; and WHMP and WLZX, acquired in August, 2000.

(3) Reflects the results of KAFE and KPUG, acquired in January, 1999; Michigan Farm Radio Network, acquired in January, 1999; KAVU and KUNU, acquired in April, 1999 and the results of a local marketing agreement for KVCT which began in April, 1999; KIXT, acquired in May, 1999; WXVT, acquired in July, 1999.

(4) Reflects the results of Michigan Radio Network, acquired in March, 1998; and KGMI and KISM, acquired in December, 1998.

(5) Reflects the results of KAZR, acquired in March, 1997; KLTI, acquired in April, 1997 and the results of a local marketing agreement for KLTI which began in January, 1997; WDBR, WMHX, WTAX, and WLLM, acquired in May, 1997; WFMR and WJMR, acquired in May, 1997; WQLL, acquired in November, 1997, and the results of a local marketing agreement for WQLL which began in July, 1997; and the Illinois Radio Network, acquired in November, 1997.

(6) Reflects the results of WNAX AM/FM, acquired in June, 1996; WPOR and WBAE, acquired in June 1996; the results of a local marketing agreement for WDBR, WYXY, WTAX, and WLLM which began in July, 1996; and the results of a local marketing agreement for KAZR which began in August, 1996.

(7) Defined as net income plus depreciation, amortization (excluding film rights), other expense, and deferred taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Item 6. Selected Financial Data and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.


GENERAL

      Our financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

      During the years ended December 31, 2000, 1999 and 1998, none of our operating locations represented more than 15% of our station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 2000, 1999 and 1998, Columbus accounted for an aggregate of 16%, 15% and 22%, respectively, and Milwaukee accounted for an aggregate of 22%, 22%, and 24%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on our operating results as a whole.

      Because audience ratings in the local market are crucial to a station's financial success, we endeavor to develop strong listener/viewer loyalty. We believe that the diversification of formats on our radio stations helps us to insulate ourselves from the effects of changes in musical tastes of the public on any particular format.

      The number of advertisements that can be broadcast without jeopardizing listening/viewing levels (and the resulting ratings) is limited in part by the format of a particular radio station and, in the case of television stations, by restrictions imposed by the terms of certain network affiliation and syndication agreements. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, stations often utilize trade (or barter) agreements to generate advertising time sales in exchange for goods or services used or useful in the operation of the stations, instead of for cash. We minimize our use of trade agreements and historically have sold over 95% of our advertising time for cash.

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 2000, approximately 80% of our gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative that specializes in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months comprising the first quarter.

      The following tables summarize our results of operations for the three years ended December 31, 2000. The as-reported amounts reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station amounts reflect the results of operations for stations that we owned for the entire comparable period.


CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)


                                                                   2000 vs. 1999                 1999 vs. 1998
                                                                   -------------                 -------------
                                                             As-Reported   Same Station    As-Reported   Same Station
                                                             % Increase     % Increase     % Increase     % Increase
                           Years Ended December 31,
                         2000         1999         1998      (Decrease)     (Decrease)     (Decrease)     (Decrease)
                         ----         ----         ----      ----------     ----------     ----------     ----------
Net operating
  revenue               $101,746     $90,020      $75,871      13.03%          6.79%         18.65%          5.42%
Station operating
  expense                 62,487      56,552       48,544      10.49%          2.78%         16.50%          2.40%
                          ------      ------       ------
Station operating
  income*                 39,259      33,468       27,327      17.30%         13.45%         22.47%         10.77%
Corporate G&A              5,101       5,095        4,497        .12%             N/A        13.30%             N/A
Depreciation and
  amortization             9,019       8,022        6,420      12.43%          1.13%         24.95%          6.37%
                           -----       -----        -----
Operating profit          25,139      20,351       16,410      23.53%         16.81%         24.02%         12.22%
Interest expense           6,793       5,988        4,609      13.44%                        29.92%
Other expense              2,104         269          570          N/A                          N/A
Income taxes               7,592       5,542        4,880      36.99%                        13.57%
                           -----       -----        -----
Net income             $   8,650     $ 8,552     $  6,351       1.15%                        34.66%
                       =========     =======     ========

* Programming, technical, selling and station general and administrative expenses.

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                                                   2000 vs. 1999                 1999 vs. 1998
                                                                   -------------                 -------------
                                                             As-Reported   Same Station    As-Reported   Same Station
                                                             % Increase     % Increase     % Increase     % Increase
                            Years Ended December 31,
                         2000         1999        1998       (Decrease)     (Decrease)     (Decrease)     (Decrease)
                         ----         ----        ----       ----------     ----------     ----------     ----------
Net operating
  revenue                $89,127     $80,167     $70,243       11.18%          6.98%         14.13%          5.66%
Station operating
  expense*                53,886      49,823      44,998        8.16%          3.19%         10.72%          2.02%
                          ------      ------      ------
Station operating
  income                  35,241      30,344      25,245       16.14%         13.19%         20.20%         12.14%
Depreciation and
  amortization             6,680       6,056       5,156       10.30%           .96%         17.46%          6.48%
                           -----       -----       -----
Operating profit         $28,561     $24,288     $20,089       17.59%         16.24%         20.90%         13.57%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                                                   2000 vs. 1999                 1999 vs. 1998
                                                                   -------------                 -------------
                                                             As-Reported   Same Station    As-Reported   Same Station
                                                             % Increase     % Increase     % Increase     % Increase
                            Years Ended December 31,
                         2000         1999        1998       (Decrease)     (Decrease)     (Decrease)     (Decrease)
                         ----         ----        ----       ----------     ----------     ----------     ----------
Net operating
  revenue                $12,619      $9,853      $5,628       28.07%          4.27%         75.07%          2.43%
Station operating
  expense*                 8,601       6,729       3,546       27.82%         (2.58%)        89.76%          7.16%
                           -----       -----       -----
Station operating
  income                   4,018       3,124       2,082       28.62%         17.51%         50.05%         (5.62%)
Depreciation and
  amortization             1,963       1,525         809       28.72%          2.34%         88.50%          5.69%
                           -----       -----         ---
Operating profit         $ 2,055      $1,599      $1,273       28.52%         29.19%         25.61%        (12.80%)



* Programming, technical, selling and station general and administrative expenses.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      For the year ended December 31, 2000, net operating revenue was $101,746,000 compared with $90,020,000 for the year ended December 31, 1999, an increase of $11,726,000 or 13%. Approximately $5,899,000 or 50% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 1999. The balance of the increase in net operating revenue of approximately $5,827,000 was attributable to stations we owned and operated for at least two years, representing a 6.8% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of our stations. Improvements were noted in most of our markets on a comparable station/comparable period basis.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $5,935,000 or 10.5% to $62,487,000 for the year ended December 31, 2000, compared with $56,552,000 for the year ended December 31, 1999. Of the total increase, approximately $4,446,000 or 75% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 1999. The remaining balance of the increase in station operating expense of $1,489,000 represents a total increase in station operating expense of 2.8% for the year ended December 31, 2000 compared to the year ended December 31, 1999 on a comparable station/comparable period basis.

      Operating profit for the year ended December 31, 2000 was $25,139,000 compared to $20,351,000 for the year ended December 31, 1999, an increase of $4,788,000 or 23.5%. The improvement was the result of the $11,726,000 increase in net operating revenue, offset by the $5,935,000 increase in station operating expense and a $997,000 or 12.4% increase in depreciation and amortization. The increase in depreciation and amortization charges was principally the result of recent acquisitions.

      We generated net income in the amount of approximately $8,650,000 ($0.52 per share on a fully diluted basis) during the year ended December 31, 2000 compared with $8,552,000 ($0.51 per share on a fully diluted basis) for the year ended December 31, 1999, an increase of approximately $98,000 or 1%. The increase was the result of the $4,788,000 improvement in operating profit, offset by a $805,000 increase in interest expense, a $1,835,000 increase in other expense, and a $2,050,000 increase in income tax expense. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. The increase in other expense was principally the result of non-recurring charges including a $1,300,000 loss resulting from the sale of our equity in an investment in Reykjavik, Iceland, and a $125,000 loss on the sale of a building in one of our markets. Additionally, we had non-recurring income of $500,000 during the year ended December 31, 1999 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in income tax expense and the effective tax rate was directly associated with our improved operating performance and the result of the nondeductible capital loss realized on the sale of the equity investment, mentioned above, and the related equity in the operations of that investment during the first six months of 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      For the year ended December 31, 1999, net operating revenue was $90,020,000 compared with $75,871,000 for the year ended December 31, 1998, an increase of $14,149,000 or 19%. Approximately $10,088,000 or 71% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 1998. The balance of the increase in net operating revenue of approximately $4,061,000 was attributable to stations we owned and operated for at least two years, representing a 5% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of our stations. Improvements were noted in most of our markets on a comparable station/comparable period basis.

      The net increase in net operating revenue in stations we owned and operated for the entire comparable period was reflective of an overall increase of 7% or $4,325,000 in our markets excluding Columbus, Ohio. The overall increase in markets other than Columbus, Ohio was offset by a $264,000 or 2% decrease in net operating revenue in the Columbus market, all of which pertained to the first nine months of 1999. The fourth quarter of 1999 had a slight increase in revenue of $60,000 over the fourth quarter of 1998. The decrease in revenue in the Columbus market was primarily due to competitive pressures in the market which resulted in a short-term decline in the station's listener ratings. While these competitive pressures created challenges, the decline in ratings was only temporary in nature and did not persist beyond the third quarter of 1999.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $8,008,000 or 17% to $56,552,000 for the year ended December 31, 1999, compared with $48,544,000 for the year ended December 31, 1998. Of the total increase, approximately $6,859,000 or 86% was the result of the impact of the operation of stations which we did not own or operate for the entire comparable period in 1998. The remaining balance of the increase in station operating expense of $1,149,000 represents a total increase in station operating expense of 2% for the year ended December 31, 1999 compared to the year ended December 31, 1998 on a comparable station/comparable period basis.

      The net increase in station operating expense in stations we owned and operated for the entire comparable period was reflective of an increase of 1% or $536,000 in our markets excluding Columbus, Ohio. The overall increase included a $613,000 or 12% increase in station operating expense in the Columbus market. The increase in station operating expense in the Columbus market was primarily due to competitive pressures in the market. In an effort to protect the station's franchise with its target audience, we spent additional non-budgeted monies on market research, advertising and promotion.

      Operating profit for the year ended December 31, 1999 was $20,351,000 compared to $16,410,000 for the year ended December 31, 1998, an increase of $3,941,000 or 24%. The improvement was the result of the $14,149,000 increase in net operating revenue, offset by the $8,008,000 increase in station operating expense, a $1,602,000 or 25% increase in depreciation and amortization, and a $598,000 or 13% increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to an increase in compensation charges of $75,000 relating to an accrued bonus to our principal stockholder, an increase of approximately $30,000 pertaining to a discretionary contribution to our 401(k) plan, and an increase of approximately $133,000 in employee benefit related matters. The remaining increase in corporate general and administrative expenses of approximately $360,000 represents additional costs due to our growth as a result of recent acquisitions.

      We generated net income in the amount of approximately $8,552,000 ($0.51 per share on a fully diluted basis) during the year ended December 31, 1999 compared with $6,351,000 ($0.39 per share on a fully diluted basis) for the year ended December 31, 1998, an increase of approximately $2,201,000 or 35%. The increase in net income was the result of the $3,941,000 improvement in operating profit and a $301,000 decrease in other expense, offset by a $1,379,000 increase in interest expense and a $662,000 increase in income tax expense. The decrease in other expense was principally the result of non-recurring income of $500,000 resulting from an agreement to downgrade an FCC license at one of our stations, offset by a $240,000 increase in the loss of an unconsolidated affiliate. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. The increase in income tax expense was directly associated with our improved operating performance.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we had $94,641,000 of long-term debt (including the current portion thereof) outstanding and approximately $56,250,000 of unused borrowing capacity under the Credit Agreement in place at December 31, 2000.

      On March 28, 2001, we amended and refinanced our Credit Agreement to modify our three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

      The Term Loan was used to refinance our existing credit agreement, fund permitted acquisitions and pay related transaction expenses. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

      Interest rates under the Facilities are payable, at our option, at alternatives equal to LIBOR plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

      The amended Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      At December 31, 2000, we had an interest rate swap agreement with a total notional amount of $24,500,000. In connection with this agreement, we also had an interest rate cap under the same terms with a fixed price of 7.45%. In March 2001, we amended this agreement to terminate the interest rate cap portion of the agreement effective March 30, 2001. The swap agreement will be used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce our risk of rising interest rates. In accordance with the terms of the swap agreement, we pay 6.875% calculated on the $24,500,000 notional amount. We receive LIBOR (6.66% at December 31, 2000) calculated on the notional amount of $24,500,000. The interest rate cap agreement requires that if LIBOR is greater than 7.45% on any reset date we will pay the difference between 7.45% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, we will pay a rate of 6.875% with benefits up to 7.45%. Should LIBOR increase above 7.45%, we will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreement expires in September 2001. The fair value of the swap and interest rate cap agreements at December 31, 2000 was approximately ($176,000), estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

      At December 31, 2000, we had two other interest rate swap agreements with a total notional amount of $24,500,000. In connection with these agreements, we also sold two interest rate caps under the same terms with a fixed price of 6.0%. In March 2001, we amended this agreement to terminate the interest rate cap portion of the agreement effective March 30, 2001. The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce the risk of rising interest rates. In accordance with the terms of the swap agreements, we pay 5.685% calculated on the $24,500,000 notional amount. We receive LIBOR (6.66% at December 31, 2000) calculated on the notional amount of $24,500,000. The interest rate cap agreement requires that if LIBOR is greater than 6.00% on any reset date we will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, we will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, we will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreements expire in September 2001. The fair value of the swap and interest rate cap agreements was approximately $33,000 at December 31, 2000, estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

      In March 2001, we amended all three of our interest rate cap agreements to terminate them effective March 30, 2001.

      Net receipts or payments under the swap and cap agreements are recognized as an adjustment to interest expense. Approximately $11,000 in additional interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 1999. A decrease of approximately $65,000 in interest expense was recognized as a result of the interest rate swap and cap agreements for the year ended December 31, 2000 and an aggregate decrease in interest expense of approximately $54,000 has been recognized since the inception of the agreements.

      During the years ended December 31, 2000, 1999 and 1998, we had net cash flows from operating activities of $21,074,000, $16,481,000, and $12,927,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms.

      The following acquisitions in 2000 were financed through funds generated from operations and additional borrowings of $13,500,000 under the existing Credit Agreement:

- January 1, 2000: two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000.

-        July 17, 2000: an FM radio station (WKIO-FM) serving the
         Champaign-Urbana, Illinois market for approximately $6,800,000.

- August 30, 2000: an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northampton, Massachusetts market for approximately $12,000,000.

      The following acquisitions in 1999 were financed through funds generated from operations, issuance of our Class A Common Stock and additional borrowings of $14,500,000 under the existing Credit Agreement:

- January 1, 1999: an AM and FM radio station (KAFE-FM and KPUG-AM) serving the Bellingham, Washington market for approximately $6,350,000.

- January 14, 1999: a regional and state farm information network (The Michigan Farm Radio Network) for approximately $1,660,000, approximately $1,036,000 of which was paid in our Class A Common Stock.

- April 1, 1999: KAVU-TV (an ABC affiliate), a low power Univision affiliate (KUNU-LPTV) and a low power construction permit (KVTX-LPTV) serving the Victoria, Texas market for approximately $10,700,000, approximately $1,840,000 of which was paid in our Class A Common Stock. We also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

- May 1, 1999: an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

- July 1, 1999: WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately $5,200,000, approximately $600,000 of which was paid in our Class A Common Stock.

     During 1999: converted a $1,540,000 non-interest bearing loan to equity in Finn Midill, ehf., an Icelandic corporation that owns six FM radio stations serving Reykjavik, Iceland. As of December 31, 1999 we loaned an additional $1,333,000 to Finn Midill for working capital needs. We sold this equity investment in 2000.

      The following acquisitions in 2001 were financed with $7,500,000 of additional borrowings under the existing credit agreement, approximately $1,000,000 of our Class A Common Stock and approximately $5,200,000 in cash:

- February 1, 2001: two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000.

- February 1, 2001: one FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A common stock.

      In addition, in December 2000 we entered into agreements to acquire additional stations:

- December 15, 2000: an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

- December 22, 2000: two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      Both of these acquisitions are subject to the approval of the Federal Communications Commission and are expected to close during the second quarter of 2001.

      We anticipate that any future acquisitions of radio and television stations will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      Our capital expenditures for the year ended December 31, 2000 were approximately $5,401,000 ($5,177,000 in 1999). We anticipate capital expenditures in 2001 to be approximately $5,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

      In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. Since inception of the Stock Buy-Back program in 1998 through December 31, 2000 we have repurchased approximately $3,827,000 of our Class A Common Stock.

MARKET RISK AND RISK MANAGEMENT POLICIES

      Our earnings are affected by changes in short-term interest rates as a result of its long-term debt arrangements. However, due to our purchase of an interest rate swap and cap agreements, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 2000 than they did during 2000, our interest expense, after considering the effect of our interest rate swap and cap agreements, would increase and income before taxes would decrease by $1,284,000 ($484,000 in 1999). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.


INFLATION

      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.


FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "expects," and similar expressions are intended to identify forward looking statements. These statements are made as of the date of this report based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on our behalf. Forward looking statements involve a number of risks and uncertainties including, but not limited to, our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138, becomes effective for all fiscal quarters for all fiscal years beginning after June 30, 2000. We adopted SFAS 133 on January 1, 2001. SFAS 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on our derivative position at December 31, 2000, upon adoption of SFAS 133 we will record a loss from the cumulative effect of an accounting change of approximately $93,000, net of an applicable tax benefit of approximately $50,000, in the statement of income and an increase of $93,000 in other comprehensive income.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition and disclosure in financial statements under certain circumstances. The accounting and disclosures prescribed by SAB 101 are effective for the fourth quarter of fiscal year 2000. There was no material impact resulting from the application of SAB 101.



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are hereby incorporated by reference herein. See also "Business-Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

        "Compensation of Directors and Officers" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is hereby incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        "Certain Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is hereby incorporated by reference herein.

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

         3 .      Exhibits

Exhibit No.       Description

3(a)              Amended and Restated Certificate of Incorporation (3(a))*

3(b)              By-laws, as amended (3(b))**

4(a)              Plan of Reorganization (2)*

4(b) Credit Agreement dated as of March 28, 2001 between the Company and Fleet National Bank, as Agent for the lenders and The Bank of New York, as syndication agent

Executive Compensation Plans and Arrangements

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

10(d)             Saga Communications, Inc. 1997 Non-Employee Director Stock
                  Option Plan ****

Other Material Agreements

10(e)(1) Promissory Note of Edward K. Christian dated December 10, 1992 (10(l)(a)) *

10(e)(2) Amendment to Promissory Note of Edward K. Christian dated December 8, 1998 ******

10(e)(3) Loan Agreement and Promissory Note of Edward K. Christian dated May 5, 1999 *******

(21)              Subsidiaries (22) *

(23)              Consent of Ernst & Young LLP


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

******* Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

(b)               Reports on Form 8-K

                  None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.


                                                     SAGA COMMUNICATIONS, INC.



                                                     By:/S/ Edward K. Christian
                                                        ------------------------
                                                          Edward K. Christian
                                                          President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

             Signatures


         /S/ Edward K. Christian                      President, Chief Executive
         ---------------------------------            Officer, and Chairman of
         Edward K. Christian                          the Board



         /S/ Samuel D. Bush                           Vice President, Chief
         ---------------------------------            Financial Officer and
         Samuel D. Bush                               Treasurer


         /S/ Catherine A. Bobinski                    Vice President, Corporate
         ---------------------------------            Controller and Chief
         Catherine A. Bobinski                        Accounting Officer


         /S/ Kristin M. Allen                         Director
         ---------------------------------
         Kristin M. Allen


         /S/ Donald J. Alt                            Director
         ---------------------------------
         Donald J. Alt


         /S/ Jonathan Firestone                       Director
         ---------------------------------
         Jonathan Firestone


         /S/ Robert J. Maccini                        Director
         ---------------------------------
         Robert J. Maccini


         /S/ Joseph P. Misiewicz                      Director
         ---------------------------------
         Joseph P. Misiewicz


         /S/ Gary Stevens                             Director
         ---------------------------------
         Gary Stevens

Item 14(a)1

                         Report of Independent Auditors



The Board of Directors and Stockholders
Saga Communications, Inc.


We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP
                                        ---------------------

Detroit, Michigan
February 16, 2001
except for notes 3 and 14, as to which the date is March 28, 2001

                            SAGA COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                              2000              1999
                                                                            --------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $  8,670          $ 11,342
    Accounts receivable, less allowance of $730
      ($573 in 1999)                                                          19,747            18,121
    Prepaid expenses                                                           1,531             1,642
    Barter transactions                                                          972               811
    Deferred taxes                                                               442             1,224
                                                                            --------          --------
Total current assets                                                          31,362            33,140

Net property and equipment                                                    47,672            44,455

Other assets:
    Favorable lease agreements, net of accumulated amortization of
       $4,094 ($3,934 in 1999)                                                   482               613
    Excess of cost over fair value of assets acquired, net of
       accumulated amortization of $9,009 ($8,289 in 1999)
                                                                              19,788            20,508
    Broadcast licenses, net of accumulated amortization of $5,722
       ($3,984 in 1999)                                                       73,256            53,360
    Other intangibles, deferred costs and investments, net of
       accumulated amortization of $9,659 ($8,603 in 1999)
                                                                               7,346            10,420
                                                                            --------          --------
Total other assets                                                           100,872            84,901
                                                                            --------          --------
                                                                            $179,906          $162,496
                                                                            ========          ========


See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                          2000                1999
                                                                        -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                    $     933           $   1,417
    Accrued expenses:
       Payroll and payroll taxes                                            4,868               4,664
       Other                                                                3,150               2,867
    Barter transactions                                                     1,228               1,041
    Current portion of long-term debt                                         390                 395
                                                                        ---------           ---------
Total current liabilities                                                  10,569              10,384

Deferred income taxes                                                       8,569               6,811
Long-term debt                                                             94,251              85,379
Broadcast program rights                                                      461                 602
Other                                                                         438                 218
Commitments and contingencies                                                  --                  --

Stockholders' equity:
    Preferred stock, 1,500 shares authorized, none issued and
       outstanding                                                             --                  --
    Common stock:
       Class A common stock, $.01 par value, 35,000 shares
          authorized, 14,590 issued and outstanding                           146                 146
       Class B common stock, $.01 par value, 3,500 shares
          authorized, 1,888 issued and outstanding                             19                  19
    Additional paid-in capital                                             42,325              42,273
    Note receivable from principal stockholder                               (335)               (486)
    Retained earnings                                                      25,918              17,268
    Accumulated other comprehensive income                                     --                  33
    Treasury stock (161 shares in 2000 and 8 in 1999, at cost)
                                                                           (2,307)               (151)
    Unearned compensation on restricted stock                                (148)                 --
                                                                        ---------           ---------
Total stockholders' equity                                                 65,618              59,102
                                                                        ---------           ---------
                                                                        $ 179,906           $ 162,496
                                                                        =========           =========


See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31,
                                                                     2000              1999              1998
                                                                   --------------------------------------------
Net operating revenue                                              $101,746          $ 90,020          $ 75,871
Station operating expense:
    Programming and technical                                        22,670            20,305            16,900
    Selling                                                          25,471            23,378            20,675
    Station general and administrative                               14,346            12,869            10,969
                                                                   --------          --------          --------
       Total station operating expense                               62,487            56,552            48,544
                                                                   --------          --------          --------
    Station operating income before corporate general and
       administrative, depreciation and amortization                 39,259            33,468            27,327

Corporate general and administrative                                  5,101             5,095             4,497
Depreciation                                                          5,343             4,614             3,597
Amortization                                                          3,676             3,408             2,823
                                                                   --------          --------          --------
    Operating profit                                                 25,139            20,351            16,410

Other expenses:
    Interest expense                                                  6,793             5,988             4,609
    Other                                                             2,104               269               570
                                                                   --------          --------          --------
Income before income tax                                             16,242            14,094            11,231
Income tax provision:
    Current                                                           5,850             4,800             3,893
    Deferred                                                          1,742               742               987
                                                                   --------          --------          --------
                                                                      7,592             5,542             4,880
                                                                   --------          --------          --------
Net income                                                         $  8,650          $  8,552          $  6,351
                                                                   ========          ========          ========
Basic earnings per share                                           $    .53          $    .52          $    .40
                                                                   ========          ========          ========
Weighted average common shares                                       16,434            16,315            15,896
                                                                   ========          ========          ========
Diluted earnings per share                                         $    .52          $    .51          $    .39
                                                                   ========          ========          ========
Weighted average common and common equivalent shares                 16,792            16,665            16,238
                                                                   ========          ========          ========


See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                      NOTE                 ACCUM-
                                                                   RECEIVABLE              ULATED
                                                                      FROM                 OTHER                             TOTAL
                                    CLASS A    CLASS B  ADDITIONAL  PRINCIPAL             COMPRE-              DEFERRED      STOCK
                                    COMMON     COMMON     PAID-IN     STOCK     RETAINED  HENSIVE  TREASURY     COMPEN-    HOLDERS'
                                     STOCK      STOCK     CAPITAL    HOLDER     EARNINGS   INCOME    STOCK      SATION      EQUITY
BALANCE AT JANUARY 1, 1998          $    89    $    12    $36,513    $  (790)    $ 2,431    $ --    $    --     $    --     $38,255
    Comprehensive income
    Net income                                                                     6,351                                      6,351
    Foreign currency translation
     adjustment                                                                               31                                 31
                                                                                                                            -------
         Total comprehensive income                                                                                           6,382
    Net proceeds from exercised
     options                              1                   608                                                               609
    Five-for-four stock split            23          3                               (27)                                        (1)
    Accrued interest                                                     (45)                                                   (45)
    Note forgiveness                                                     187                                                    187
    Station acquisition                                       234                                                               234
    Purchase of shares held in
     treasury                                                                                          (898)                   (898)
                                    -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998            113         15     37,355       (648)      8,755      31       (898)         --      44,723
    Comprehensive income
    Net income                                                                     8,552                                      8,552
    Foreign currency translation
     adjustment                                                                                2                                  2
                                                                                                                            -------
         Total comprehensive income                                                                                           8,554
    Net proceeds from exercised
     options                              2                 2,237                                      (354)                  1,885
    Five-for-four stock split            29          4                               (35)                                        (2)
    Accrued interest                                                     (25)                                                   (25)
    Note forgiveness                                                     187                                                    187
    Station acquisitions                  2                 2,675                     (4)             1,040                   3,713
    Employee stock purchase plan                                6                                        61                      67
                                    -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999            146         19     42,273       (486)     17,268      33       (151)         --      59,102
    Comprehensive income
    Net income                                                                     8,650                                      8,650
    Foreign currency translation
     adjustment                                                                              (33)                               (33)
                                                                                                                            -------
         Total comprehensive income                                                                                           8,617
    Issuance of restricted stock                               30                                       139        (169)         --
    Amortization of deferred
     compensation                                                                                                    21          21
    Accrued interest                                                     (23)                                                   (23)
    Note forgiveness                                                     174                                                    174
    Employee stock purchase plan                               22                                       279                     301
    Purchase of shares held in
     treasury                                                                                        (2,574)                 (2,574)
                                    -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000        $   146    $    19    $42,325    $  (335)    $25,918    $ --    $(2,307)    $  (148)    $65,618
                                    ===============================================================================================


See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                        2000         1999        1998
                                                                     ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  8,650     $  8,552     $  6,351
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                 9,019        8,022        6,420
          Barter revenue, net of barter expenses                          (81)         (53)          56
          Broadcast program rights amortization                           438          386          212
          Deferred taxes                                                1,742          742          987
          Loss (gain) on sale of assets                                   238         (485)          26
          Equity in loss of unconsolidated affiliate                      600          800          560
          Loss on sale of stock of unconsolidated affiliate             1,266           --           --
          Note forgiveness                                                174          187          187
          Amortization of deferred compensation and other
                                                                           21           --          (19)
          Changes in assets and liabilities:
              Increase in receivables and prepaids                     (1,122)      (2,346)      (2,045)
              Payments for broadcast program rights                      (434)        (398)        (214)
              Increase in accounts payable, accrued expenses, and
                 other liabilities                                        563        1,074          406
                                                                     --------     --------     --------
              Total adjustments                                        12,424        7,929        6,576
                                                                     --------     --------     --------
Net cash provided by operating activities                              21,074       16,481       12,927

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                              (5,401)      (5,177)      (3,003)
    Increase in other intangibles and other assets                     (1,770)      (2,323)      (4,120)
    Acquisition of stations                                           (25,145)     (20,870)     (10,160)
    Proceeds from sale of assets                                        2,277          619            5
                                                                     --------     --------     --------
Net cash used in investing activities                                 (30,039)     (27,751)     (17,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                       13,524       14,500       12,287
    Payments on long-term debt                                         (4,657)        (231)      (2,986)
    Purchase of shares held in treasury                                (2,574)          --         (898)
    Net proceeds from exercise of stock options                            --        1,681          404
    Fractional shares - five for four stock split                          --           (2)          (1)
                                                                     --------     --------     --------
Net cash provided by financing activities                               6,293       15,948        8,806
                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents
                                                                       (2,672)       4,678        4,455
Cash and cash equivalents, beginning of year                           11,342        6,664        2,209
                                                                     --------     --------     --------
Cash and cash equivalents, end of year                               $  8,670     $ 11,342     $  6,664
                                                                     ========     ========     ========

See accompanying notes.

                            Saga Communications, Inc.
                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2000 the Company owned or operated forty-eight radio stations, four television stations, two low power television stations, two state radio networks and 1 farm radio network, serving sixteen markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Saga Communications, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company sold its equity investment in six FM radio stations in Iceland (the "Iceland radio stations") in June 2000.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts previously reported in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over five to thirty-one and one-half years.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. The excess of cost over fair value of identifiable assets acquired and broadcast licenses are amortized over forty years. Other intangibles are amortized over five to forty years.

The Company periodically assesses the recoverability of the cost of its intangible assets based on a review of projected undiscounted cash flows of the related station. If this review indicates that goodwill will not be recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of discounted cash flows using an interest rate commensurate with the risk involved. To date, no such reductions in goodwill have been recorded.

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

FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised of cash and cash equivalents and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with prime or have been reset at the prevailing market rate at December 31, 2000.

The Company has three interest rate swap and cap agreements which are its only derivatives. See note 3.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of the interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income in connection with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

FOREIGN CURRENCY TRANSLATION

The initial investment in the Iceland radio stations was translated into U.S. dollars at the current exchange rate. Resulting translation adjustments were reflected as a separate component of stockholders' equity. Transaction gains and losses that arose from exchange rate fluctuations on transactions denominated in a currency other than the functional currency were included in the results of operations as incurred.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TREASURY STOCK

In September 2000, the Company modified its Stock Buy-Back Program (the "Buy-Back Program") to allow the Company to purchase up to $6,000,000 of its Class A Common Stock. The Company's repurchases of shares of its Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. During 2000 and 1999, the Company acquired 180,480 shares at an average price of $14.27 per share and 20,308 shares at an average price of $17.43 per share, respectively. During 2000, the Company issued 26,989 shares of Treasury Stock in connection with its employee stock purchase plan and restricted stock issued to an employee. During 1999 the Company issued 67,779 shares of Treasury Stock in connection with its acquisitions of broadcast properties and its employee stock purchase plan.

REVENUE RECOGNITION

Revenue is recognized as commercials are broadcast.

BARTER TRANSACTIONS

The Company trades air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $6,436,000, $6,195,000 and $5,579,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEARS ENDED DECEMBER 31,
                                                        2000          1999          1998
                                                       -------       -------       -------
                                                                 (In thousands)
Numerator:
    Net income available to common stockholders        $ 8,650       $ 8,552       $ 6,351
                                                       =======       =======       =======
Denominator:
    Denominator for basic earnings per share
       weighted average shares                          16,434        16,315        15,896
    Effect of dilutive securities:
       Stock options                                       358           350           342
                                                       -------       -------       -------
    Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions
                                                        16,792        16,665        16,238
                                                       =======       =======       =======
Basic earnings per share                               $   .53       $   .52       $   .40
                                                       =======       =======       =======
Diluted earnings per share                             $   .52       $   .51       $   .39
                                                       =======       =======       =======

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138, becomes effective for all fiscal quarters for all fiscal years beginning after June 30, 2000. The Company adopted SFAS 133 on January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on the Company's derivative positions at December 31, 2000, upon adoption of SFAS 133 the Company will record a loss from the cumulative effect of an accounting change of approximately $93,000, net of an applicable tax benefit of approximately $50,000, in the statement of income and an increase of $93,000 in other comprehensive income.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition and disclosure in financial statements under certain circumstances. The accounting and disclosures prescribed by SAB 101 are effective for the fourth quarter of fiscal year 2000. There was no material impact resulting from the application of SAB 101.


2.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                               DECEMBER 31,
                                                           2000            1999
                                                         --------        --------
                                                               (In thousands)
    Land and land improvements                           $  8,968        $  8,355
    Buildings                                              14,904          13,479
    Towers and antennae                                    16,529          15,936
    Equipment                                              48,657          43,886
    Furniture, fixtures and leasehold improvements          5,999           5,590
    Vehicles                                                1,958           1,745
                                                         --------        --------
                                                           97,015          88,991
    Accumulated depreciation                              (49,343)        (44,536)
                                                         --------        --------
Net property and equipment                               $ 47,672        $ 44,455
                                                         ========        ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

3.   LONG-TERM DEBT

Long-term debt consists of the following:                                  DECEMBER 31,
                                                                        2000          1999
                                                                       -------       -------
                                                                           (In thousands)
Credit Agreement:
    Senior secured term loan facility                                  $70,000       $70,000
    Senior secured acquisition loan facility                            23,750        10,250
    Senior secured revolving term loan facility                             --         4,250
Subordinated promissory note. Payments are due monthly including
    interest at 10%. The note matures in 2004                              325           401
Other, primarily covenants not to compete                                  566           873
                                                                       -------       -------
                                                                        94,641        85,774
Amounts due within one year                                                390           395
                                                                       -------       -------
                                                                       $94,251       $85,379
                                                                       =======       =======

Future maturities of long-term debt are as follows:

           Year Ending December 31,            (In Thousands)
           ------------------------
                     2001                         $    390
                     2002                              273
                     2003                           11,901
                     2004                           11,764
                     2005                           14,063
                  Thereafter                        56,250
                                                  --------
                                                  $ 94,641
                                                  ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

3.   LONG-TERM DEBT (CONTINUED)

The senior secured term loan facility has a total commitment of $70,000,000, while the senior secured acquisition loan facility has a total commitment of $60,000,000. Each is secured by all assets of the Company and subsidiary stock and guarantees. Interest on amounts outstanding is at a Eurodollar rate (6.6875% at December 31, 2000) plus a margin ranging from 1.0% to 1.75%. All interest is due quarterly. The maximum commitment and amounts outstanding under the term and acquisition facilities reduce by 10% in 2001, 15% in 2002, 17.5% in 2003, 20% in 2004, 22.5% in 2005, and 15% in 2006, based on the original commitment of $70,000,000 and $60,000,000, respectively. (See note 14.) In addition, each facility may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. The Credit Agreement also requires a commitment fee of 0.375% to 0.5% per annum on the daily average amount of the available acquisition facility. Both the term facility and the acquisition facility mature on June 30, 2006.

The senior secured revolving term loan facility has a total commitment of $20,000,000 and is secured by all assets of the Company and subsidiary stock and guarantees. Interest on amounts outstanding is at a Eurodollar rate plus a margin ranging from 1.0% to 1.75%. All interest is due quarterly. In addition, the revolving term facility may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. The loan agreement also requires a commitment fee of 0.375% to 0.5% per annum on the daily average amount of the available revolving term loan facility. This facility matures on June 30, 2006.

Interest rates under the term, acquisition and revolving facilities are payable at the Company's option, at alternatives equal to a Eurodollar rate plus 1.0% to 1.75% or the Agent bank's base rate plus 0% to 0.75%. The spread over the Eurodollar rate and the base rate vary from time to time, depending upon the Company's financial leverage.

The term, acquisition and revolving facilities contain a number of covenants (all of which the Company was in compliance with at December 31, 2000) that, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets;
(v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The Credit Agreement prohibits the payment of dividends without the banks' prior consent.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

3.   LONG-TERM DEBT (CONTINUED)

The Company amended the Credit Agreement on March 28, 2001. Under the terms of the amended Credit Agreement the Term and Acquisition Facilities will reduce by 12.5% in 2003, 12.5% in 2004, 15% in 2005, 17.5% in 2006, 20% in 2007 and 22.5%
in 2008. At December 31, 2000 the Company has classified its current and non-current portion of long-term debt in accordance with the amended Credit Agreement.

At December 31, 2000, the Company had an interest rate swap agreement with a total notional amount of $24,500,000. In connection with this agreement, the Company also had an interest rate cap under the same terms with a fixed price of 7.45%. In March 2001, the Company amended this agreement to terminate the interest rate cap portion of the agreement effective March 30, 2001 (See note
14). The swap agreement will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreement was entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreement, the Company pays 6.875% calculated on the $24,500,000 notional amount. The Company receives LIBOR (6.66% at December 31, 2000) calculated on the notional amount of $24,500,000. The interest rate cap agreement requires that if LIBOR is greater than 7.45% on any reset date the Company will pay the difference between 7.45% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 6.875% with benefits up to 7.45%. Should LIBOR increase above 7.45%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreement expires in September 2001. The fair value of the swap and interest rate cap agreements at December 31, 2000 was approximately ($176,000), estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

3.   LONG-TERM DEBT (CONTINUED)

At December 31, 2000, the Company had two other interest rate swap agreements with a total notional amount of $24,500,000. In connection with these agreements, the Company also sold two interest rate caps under the same terms with a fixed price of 6.0%. In March 2001, the Company amended this agreement to terminate the interest rate cap portion of the agreement effective March 30, 2001 (See note 14). The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of its bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce the risk to the Company of rising interest rates. In accordance with the terms of the swap agreements, the Company pays 5.685% calculated on the $24,500,000 notional amount. The Company receives LIBOR (6.66% at December 31, 2000) calculated on the notional amount of $24,500,000. The interest rate cap agreement requires that if LIBOR is greater than 6.00% on any reset date the Company will pay the difference between 6.00% and the LIBOR rate at the reset date calculated on the notional amount of $24,500,000. As a result of this combination, the Company will pay a rate of 5.685% with benefits up to 6%. Should LIBOR increase above 6.00%, the Company will pay LIBOR less a 31.5 basis point benefit. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreements expire in September 2001. The fair value of the swap and interest rate cap agreements was approximately $33,000 and $94,000 at December 31, 2000 and 1999, respectively, estimated using discounted cash flows analyses, based on a discount rate equivalent to a U.S. Treasury security with a comparable remaining maturity plus a 50 basis point spread for credit risk and other factors.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

4.   SUPPLEMENTAL CASH FLOW INFORMATION

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                   YEARS ENDED DECEMBER 31,
                                                2000         1999         1998
                                               ------       ------       ------
                                                         (In thousands)
Cash paid during the period for:
Interest                                       $6,654       $5,837       $4,930
Income taxes                                    6,004        3,553        4,124

Non-cash transactions:
Barter revenue                                 $2,308       $2,205       $1,835
Barter expense                                  2,227        2,152        1,891
Acquisition of property and equipment              62           85           18

In conjunction with the acquisition of the net assets of broadcasting companies, liabilities were assumed as follows:

                                                 YEARS ENDED DECEMBER 31,
                                             2000          1999          1998
                                           --------      --------      --------
                                                      (In thousands)
Fair value of assets acquired              $ 25,496      $ 26,010      $ 10,770
Cash paid                                   (25,145)      (20,870)      (10,160)
Issuance of restricted stock                     --        (3,713)           --
                                           --------      --------      --------
Liabilities assumed                        $    351      $  1,427      $    610
                                           ========      ========      ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

5.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              DECEMBER 31,
                                           2000         1999
                                          ------       ------
                                             (In thousands)
Deferred tax liabilities:
    Property and equipment                $5,040       $4,633
    Intangible assets                      3,529        2,468
                                          ------       ------
Total deferred tax liabilities             8,569        7,101

Deferred tax assets:
    Allowance for doubtful accounts          248          195
    Compensation                             630          439
    Loss carry forwards                    1,288        1,343
                                          ------       ------
                                           2,166        1,977
Less: valuation allowance                    927          463
                                          ------       ------
Total net deferred tax assets              1,239        1,514
                                          ------       ------
Net deferred tax liabilities              $7,330       $5,587
                                          ======       ======

At December 31, 2000, the Company has state tax loss carry forwards, which will expire from 2003 to 2014 and a capital loss carry forward, which will expire in 2005. The valuation allowance for net deferred tax assets increased by $464,000 related to a capital loss incurred during 2000. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

5.   INCOME TAXES (CONTINUED)

The significant components of the provision for income taxes are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                               2000         1999         1998
                                                              ------       ------       ------
                                                                       (In thousands)
Current:
    Federal                                                   $4,664       $3,701       $2,920
    State                                                      1,186        1,099          973
                                                              ------       ------       ------
Total current                                                  5,850        4,800        3,893

Total deferred                                                 1,742          742          987
                                                              ------       ------       ------
                                                              $7,592       $5,542       $4,880
                                                              ======       ======       ======

The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                               2000          1999           1998
                                                              -------       -------        -------
                                                                         (In thousands)
Tax at U.S. statutory rates                                   $ 5,522       $ 4,792        $ 3,819
State taxes, net of federal benefit                             1,329           811            642
Amortization of excess of cost over fair value of
    assets acquired                                               200           187            188
Other, net                                                         77            70             41
Increase (reduction) of valuation allowance on loss
    carry forwards                                                464          (318)           190
                                                              -------       -------        -------
                                                              $ 7,592       $ 5,542        $ 4,880
                                                              =======       =======        =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6.   STOCK OPTION PLANS

In 1992, the Company adopted the 1992 Stock Option Plan (the "Plan") pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase Class A Common Stock or Class B Common Stock. At December 31, 2000, approximately 728,000 shares of Common Stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of stock of the Company, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of stock of the Company). The terms and price of non-qualified stock options granted pursuant to the Plan shall be determined by the Compensation Committee.

In 1997, the Company adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which directors of the Company who are not employees of the Company are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of shares of the Company's Class A Common Stock equal to the amount of the retainer divided by the fair market value of the Company's Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2000, approximately 148,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2001 a total of 3,713 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 2000.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6.   STOCK OPTION PLANS (CONTINUED)

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its employee and non-employee director stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2000, 1999 and 1998, was $52,000, $143,000 and $196,000,
respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2000, 1999 and 1998, was $55,000, $62,000 and $50,000, respectively.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 5.3%, 6.4% and 4.7%, a dividend yield of 0%; expected volatility of 28.6%, 27.9% and 28.9%, and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2000, 1999 and 1998, was approximately $8.92, $7.17 and $5.53, respectively.

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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6.   STOCK OPTION PLANS (CONTINUED)

For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          2000          1999           1998
                                                         -------------------------------------
                                                           (In thousands except per share data)
    Pro forma net income                                 $ 7,802       $ 7,848       $   5,710
                                                         =======       =======       =========
    Pro forma earnings per share:
       Basic                                             $   .47       $   .48       $     .36
                                                         =======       =======       =========
       Diluted                                           $   .46       $   .47       $     .35
                                                         =======       =======       =========


The following summarizes the Plan stock option transactions for the three years ended December 31, 2000.

                                                                                      WEIGHTED
                                                 NUMBER                                AVERAGE
                                                   OF           EXERCISE PRICE        PRICE PER
                                                 OPTIONS           PER SHARE            SHARE
                                                ----------------------------------------------
Options outstanding at January 1, 1998           706,063    $  1.740   To   $  9.280   $  3.97
Granted                                          675,998                      13.200     13.20
Exercised                                        (96,745)      3.390   To      5.000      3.69
Forfeited                                        (29,738)      1.740   To     13.200      7.64
                                               -----------------------------------------------
Options outstanding at December 31, 1998       1,255,578       1.740   To      9.280      8.87
Granted                                          187,572                      15.900     15.90
Exercised                                       (299,706)      1.740   To      9.280      3.76
Forfeited                                             --                                    --
                                               -----------------------------------------------
Options outstanding at December 31, 1999       1,143,444       1.740   To     15.900     11.37
Granted                                          185,755      20.000   To     21.000     20.79
Exercised                                             --                                    --
Forfeited                                         (1,681)                     21.000     21.00
                                               -----------------------------------------------
Options outstanding at December 31, 2000       1,327,518    $  1.740   To   $ 21.000   $ 12.68
                                               ===============================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6.   STOCK OPTION PLANS (CONTINUED)

The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2000.

                                                                                WEIGHTED
                                                 NUMBER                          AVERAGE
                                                   OF        EXERCISE PRICE     PRICE PER
                                                 OPTIONS        PER SHARE         SHARE
Options outstanding at January 1, 1998                --                              --
Granted                                            2,452               $ .006     $ .006
Exercised                                             --                              --
Forfeited                                             --                              --
                                                 ---------------------------------------
Options outstanding at December 31, 1998           2,452       --      $ .006     $ .006
Granted                                            3,042                 .008       .008
Exercised                                             --                              --
Forfeited                                             --                              --
                                                 ---------------------------------------
Options outstanding at December 31, 1999           5,494   $ .006  To  $ .008     $ .007
Granted                                            3,048                 .010       .010
Exercised                                             --                              --
Forfeited                                             --                              --
                                                 ---------------------------------------
Options outstanding at December 31, 2000           8,542   $ .006  To  $ .010     $ .008
                                                 =======================================


The following summarizes stock options exercisable and available for the three years ended December 31, 2000:

                                              THE              THE DIRECTORS
                                             PLAN                  PLAN
                                         ----------------------------------------
Options exercisable at December 31:
         2000                                 576,915                 8,542
         1999                                 384,227                 5,494
         1998                                 479,590                 2,452

Available for grant at December 31:
         2000                                 728,383               147,708
         1999                                 912,457               150,756
         1998                               1,100,029               153,798

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6.   STOCK OPTION PLANS (CONTINUED)

Stock options outstanding in the Plan at December 31, 2000 are summarized as follows:

                                                                             Weighted Average
               Exercise   Options Outstanding   Options Exercisable     Remaining Contractual
                  Price                                                                  Life
    -------------------- --------------------- --------------------- -------------------------
              $  1.74                 37,827                 37,827                      4.2
              $  3.40                156,360                156,360                      2.9
              $  5.00                 52,595                 52,595                      3.2
              $  7.29                 15,622                 11,326                      5.2
              $  9.28                 28,904                 15,467                      6.3
              $ 13.20                664,564                265,826                      7.2
              $ 15.90                187,572                 37,514                      8.2
              $ 20.00                 25,209                     --                      9.2
              $ 21.00                158,865                     --                      9.2
                         --------------------- --------------------- -------------------------
                                   1,327,518                576,915                      6.8
                         ===================== ===================== =========================
   Weighted Average
    Exercise Price                    $12.68                 $9.00
                         ===================== =====================

Stock options outstanding in the Directors Plan at December 31, 2000 are summarized as follows:

                                                                                 Weighted Average
                   Exercise   Options Outstanding   Options Exercisable     Remaining Contractual
                      Price                                                                  Life
        -------------------- --------------------- --------------------- -------------------------
               $ 0.006                     2,452                 2,452                       7.1
               $ 0.008                     3,042                 3,042                       8.1
               $ 0.010                     3,048                 3,048                       9.1
                             --------------------- --------------------- -------------------------
                                           8,542                 8,542                       8.1
                             ===================== ===================== =========================
       Weighted Average
        Exercise Price                   $0.008                $0.008
                             ===================== =====================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

7.   EMPLOYEE BENEFIT PLANS

401(k) PLAN

The Company has a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows for a discretionary contribution by the Company. Total expense under the 401(k) Plan was approximately $180,000, $170,000 and $140,000 in 2000, 1999 and 1998,
respectively.

EMPLOYEE STOCK PURCHASE PLAN

In 1999 the Company's stockholders approved the Employee Stock Purchase Plan ("ESPP") under which 1,250,000 shares of the Company's Class A Common Stock could be sold to the Company's employees. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of the Company's stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,250,000 shares pursuant to the ESPP or December 31, 2008. There were 16,809 and 3,309 shares issued under the ESPP in 2000 and 1999, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2000 and 1999 was approximately $45,000 and $10,000, respectively.

DEFERRED COMPENSATION PLAN

In 1999 the Company established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2000 and 1999 was approximately $300,000 and $101,000, respectively. The Company has invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as assets of the Company.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

ACQUISITIONS

On January 1, 2000, the Company acquired two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000.

On July 17, 2000, the Company acquired an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $6,800,000.

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

On April 1, 1999, the Company acquired KAVU-TV (an ABC affiliate) and a low power Univision affiliate, serving the Victoria, Texas market for approximately $10,700,000, approximately $1,840,000 of which was paid in the Company's Class A Common Stock. The Company also assumed an existing Local Marketing Agreement for KVCT-TV (a Fox affiliate).

On May 1, 1999, the Company acquired an AM radio station (KIXT-AM) serving the Bellingham, Washington market for approximately $1,000,000.

On July 1, 1999, the Company acquired WXVT-TV (a CBS affiliate) serving the Greenville, Mississippi market for approximately, $5,200,000, approximately $600,000 of which was paid in the Company's Class A Common Stock.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

ACQUISITIONS (CONTINUED)

All acquisitions have been accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets including broadcast licenses and other intangibles and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The consolidated statements of income include the operating results of the acquired businesses from their respective dates of acquisition or operation under the terms of local marketing agreements.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and 1999 assume the acquisitions occurred as of January 1, 1999. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                            2000        1999
                                                          --------    --------
                                                        (In thousands except per
                                                               share data)
PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:
    Net operating revenue                                 $103,930    $ 97,972
    Net income                                            $  8,185    $  8,148
    Basic earnings per share                              $    .50    $    .50
    Diluted earnings per share                            $    .49    $    .49


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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

10.  NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

The loan from the Company to the principal stockholder bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, the Company will forgive 20% of the note balance ratably over five years, and pay him an amount in cash equal to such amount as is necessary to enable the principal stockholder or his estate to pay all related federal and state income tax liabilities. The Company recorded compensation expense of approximately $331,000, $314,000 and $326,000 in 2000, 1999 and 1998, respectively, relative to the agreement.


11.  COMMON STOCK

Dividends. Stockholders are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available for such purpose. However, no dividend may be declared or paid in cash or property on any share of any class of Common Stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The payment of dividends is prohibited by the terms of the Company's bank loan agreement, without the banks' prior consent.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2000. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

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


12.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2000 was $1,356,000 ($1,332,000 and $1,353,000 for the years ended December 31, 1999 and
1998, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2000 (in thousands):

             2001                  $1,003
             2002                     852
             2003                     515
             2004                     228
             2005                      62
             Thereafter               778
                                 --------
                                   $3,438
                                 ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

BROADCAST PROGRAM RIGHTS

The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2000 (in thousands):

                           2001                                 $  235
                           2002                                    159
                           2003                                    117
                           2004                                    112
                           2005                                     72
                           Thereafter                                1
                                                                ------
                                                                $  696
Amounts due within one year (included in accounts payable)         235
                                                                ------
                                                                $  461
                                                                ======

PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

In April, 1997 the Company entered into a five year employment agreement with its principal stockholder which provides that, upon the consummation of a sale or transfer of control of the Company, the principal stockholder's employment will be terminated and the Company will pay the principal stockholder an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. At December 31, 2000 the stockholder's average compensation as defined by the employment agreement was approximately $721,000.

ACQUISITIONS

On October 3, 2000, the Company entered into an agreement to acquire two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000. The Company closed on this transaction in February 2001.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ACQUISITIONS (CONTINUED)

On December 5, 2000, the Company entered into an agreement to acquire one FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A Common Stock. The Company closed on this transaction in February 2001.

On December 15, 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000. The acquisition, which is subject to the approval of the Federal Communications Commission is expected to close during the second quarter of 2001.

On December 22, 2000 the Company entered into an agreement to acquire two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. The acquisition, which is subject to the approval of the Federal Communications Commission is expected to close during the second quarter of 2001.

13.  SEGMENT INFORMATION

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

The Company evaluates performance of its operating entities based on station operating income before corporate general and administrative, depreciation and amortization ("station operating income"). Management believes that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to the Company for debt service requirements, other commitments, reinvestment in the Company or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of generally accepted accounting principles.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

13.  SEGMENT INFORMATION (CONTINUED)

YEAR ENDED DECEMBER 31, 2000:                                                  CORPORATE AND
                                                RADIO           TELEVISION         OTHER            CONSOLIDATED
                                              -----------------------------------------------------------------
Net operating revenue                         $  89,127          $ 12,619               --             $101,746
Station operating expense                        53,886             8,601               --               62,487
                                              -----------------------------------------------------------------
Station operating income                         35,241             4,018               --               39,259
Corporate general and
    administrative                                   --                --         $  5,101                5,101
Depreciation and amortization
                                                  6,680             1,963              376                9,019
                                              -----------------------------------------------------------------
Operating profit (loss)                       $  28,561          $  2,055         $ (5,477)           $  25,139
                                              =================================================================
Total assets at December 31,
    2000                                       $140,080           $26,716          $13,110             $179,906
                                              =================================================================

YEAR ENDED DECEMBER 31, 1999:                                                  CORPORATE AND
                                                RADIO           TELEVISION         OTHER            CONSOLIDATED
                                              -----------------------------------------------------------------
Net operating revenue                         $  80,167          $  9,853               --            $  90,020
Station operating expense                        49,823             6,729               --               56,552
                                              -----------------------------------------------------------------
Station operating income                         30,344             3,124               --               33,468
Corporate general and
    administrative                                   --                --         $  5,095                5,095
Depreciation and amortization
                                                  6,056             1,525              441                8,022
                                              -----------------------------------------------------------------
Operating profit (loss)                       $  24,288          $  1,599         $ (5,536)           $  20,351
                                              =================================================================
Total assets at December 31,
    1999                                       $115,834           $27,476          $19,186             $162,496
                                              =================================================================

YEAR ENDED DECEMBER 31, 1998:                                                  CORPORATE AND
                                                RADIO           TELEVISION         OTHER            CONSOLIDATED
                                              -----------------------------------------------------------------
Net operating revenue                         $  70,243          $  5,628               --            $  75,871
Station operating expense                        44,998             3,546               --               48,544
                                              -----------------------------------------------------------------
Station operating income                         25,245             2,082               --               27,327
Corporate general and
    administrative                                   --                --         $  4,497                4,497
Depreciation and amortization
                                                  5,156               809              455                6,420
                                              -----------------------------------------------------------------
Operating profit (loss)                       $  20,089          $  1,273         $ (4,952)           $  16,410
                                              =================================================================
Total assets at December 31,
    1998                                       $106,976          $  9,132          $13,905             $130,013
                                              =================================================================

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

14.  SUBSEQUENT EVENTS

On March 28, 2001, the Company amended its Credit Agreement with a group of banks, to modify the Company's financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

The Term Loan was used to amend the Company's existing credit agreement, fund permitted acquisitions and pay related transaction expenses. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

Interest rates under the Facilities are payable, at the Company's option, at alternatives equal to LIBOR plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary form time to time, depending upon the Company's financial leverage. The Company also pays quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

The amended Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In March 2001, the Company amended all three of its interest rate cap agreements to terminate them effective March 30, 2001.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                   MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                              ---------------------------------------------------------------------------------------
                               2000       1999        2000       1999       2000        1999       2000        1999
                                                      (In thousands, except per share data)

Net operating revenue         $22,042    $18,267     $26,180    $23,459    $25,478     $23,882    $28,046     $24,412
Station operating expense:
   Programming and
     technical                  5,598      4,671       5,461      4,843      5,769       5,399      5,842       5,392
   Selling                      5,741      4,978       6,872      6,411      5,677       5,434      7,181       6,555
   Station general and
     administrative             3,980      3,085       3,170      3,177      3,419       3,290      3,777       3,317
                              ---------------------------------------------------------------------------------------
     Total station
       operating expense       15,319     12,734      15,503     14,431     14,865      14,123     16,800      15,264
                              ---------------------------------------------------------------------------------------
Station operating income
   before corporate
   general and
   administrative,
   depreciation and
   amortization                 6,723      5,533      10,677      9,028     10,613       9,759     11,246       9,148
   Corporate general and
     administrative             1,211      1,167       1,453      1,471      1,239       1,128      1,198       1,329
   Depreciation and
     amortization               2,198      1,803       2,199      1,959      2,286       2,138      2,336       2,122
                              ---------------------------------------------------------------------------------------
Operating profit                3,314      2,563       7,025      5,598      7,088       6,493      7,712       5,697

Other expenses:
   Interest expense             1,570      1,377       1,569      1,451      1,781       1,566      1,873       1,594
   Other                          425        214       1,630       (320)       (13)        198         62         177
                              ---------------------------------------------------------------------------------------
Income before income
   tax                          1,319        972       3,826      4,467      5,320       4,729      5,777       3,926
   Income tax provision           599        416       1,689      1,876      2,252       1,983      3,052       1,267
                              ---------------------------------------------------------------------------------------
Net income                    $   720    $   556     $ 2,137    $ 2,591    $ 3,068     $ 2,746    $ 2,725     $ 2,659
                              =======================================================================================
Basic earnings per share
                              $   .04    $   .03     $   .13    $   .16    $   .19     $   .17    $   .17     $   .16
                              =======================================================================================
Weighted average common
    shares                     16,479     16,080      16,479     16,313     16,479      16,403     16,319      16,460
                              =======================================================================================
Diluted earnings per share
                              $   .04    $   .03     $   .13    $   .16    $   .18     $   .16    $   .16     $   .16
                              =======================================================================================
Weighted average common
   and common equivalent
   shares                      16,861     16,429      16,868     16,628     16,871      16,766     16,545      16,856
                              =======================================================================================

Item 14(a)2

                            SAGA COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                          Additions
                                                   ------------------------
                                       Balance at  Charged to    Charged to                 Balance at
                                       Beginning   Costs and       Other                      End of
Description                            of Period    Expenses      Accounts   Deductions       Period
------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
     Allowance for doubtful accounts        $573        $623                    $466 (1)        $730
                                         =======     =======                  ======          ======

Year Ended December 31, 1999
     Allowance for doubtful accounts        $496        $519                    $442 (1)        $573
                                         =======     =======                  ======          ======

Year Ended December 31, 1998
     Allowance for doubtful accounts        $514        $441                    $459 (1)        $496
                                         =======     =======                  ======          ======

Year Ended December 31, 1997
     Allowance for doubtful accounts        $319        $549                    $354 (1)        $514
                                         =======     =======                  ======          ======

(1)  Write-off of uncollectible accounts, net of recoveries.