Form 10-Q
period 2001-03-31
SAGA COMMUNICATIONS INC
filed 2001-05-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2001

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 2001 was 14,628,599 and 1,888,296, respectively.

                                      INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--March 31, 2001 and
          December 31, 2000                                                  3

          Condensed consolidated statements of income--Three months
          ended March 31, 2001 and 2000                                      5

          Condensed consolidated statements of cash flows--Three
          months ended March 31, 2001 and 2000                               6

          Notes to unaudited condensed consolidated financial
          statements                                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  23

Signatures                                                                  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                MARCH 31,  DECEMBER 31,
                                                  2001         2000
                                              -----------  ------------
                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                  $   5,578    $   8,670
    Accounts receivable, net                      19,229       19,747
    Prepaid expenses                               1,245        1,531
    Other current assets                           1,778        1,414
                                               ---------    ---------
Total current assets                              27,830       31,362

Property and equipment                           101,285       97,015
    Less accumulated depreciation                (50,714)     (49,343)
                                               ---------    ---------
Net property and equipment                        50,571       47,672

Other assets:
    Broadcast licenses, net                       83,740       73,256
    Excess of cost over fair value of assets
       acquired, net                              19,608       19,788
    Other intangibles, deferred costs and
       investments, net                           10,882        7,828
                                               ---------    ---------
Total other assets                               114,230      100,872
                                               ---------    ---------
                                               $ 192,631    $ 179,906
                                               =========    =========



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                 MARCH 31,   DECEMBER 31,
                                                    2001         2000
                                                -----------  ------------
                                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                             $   1,023    $     933
    Other current liabilities                        9,189        9,246
    Current portion of long-term debt                  390          390
                                                 ---------    ---------
Total current liabilities                           10,602       10,569

Deferred income taxes                                8,431        8,569
Long-term debt                                     105,398       94,251
Other                                                1,145          899

STOCKHOLDERS' EQUITY:
    Common stock                                       165          165
    Additional paid-in capital                      42,763       42,325
    Note receivable from principal stockholder        (344)        (335)
    Retained earnings                               26,452       25,918
    Treasury stock                                  (1,853)      (2,307)
    Unearned compensation on restricted stock         (128)        (148)
                                                 ---------    ---------
Total stockholders' equity                          67,055       65,618
                                                 ---------    ---------
                                                 $ 192,631    $ 179,906
                                                 =========    =========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2001      2000
                                                          -------   -------

Net operating revenue                                     $22,793   $22,042
Station operating expense:
    Programming and technical                               6,060     5,598
    Selling                                                 5,902     5,741
    Station general and administrative                      3,976     3,980
                                                          -------   -------
       Total station operating expense                     15,938    15,319
                                                          -------   -------
    Station operating income before corporate general
      and administrative, depreciation and amortization     6,855     6,723
Corporate general and administrative                        1,356     1,211
Depreciation and amortization                               2,376     2,198
                                                          -------   -------
    Operating profit                                        3,123     3,314
Other expenses:
    Interest expense                                        1,803     1,570
    Other                                                     358       425
                                                          -------   -------
Income before income tax                                      962     1,319
Income tax provision                                          428       599
                                                          -------   -------
Net income                                                $   534   $   720
                                                          =======   =======
Earnings per share (basic and diluted)                    $   .03   $   .04
                                                          =======   =======
Weighted average common shares                             16,354    16,479
                                                          =======   =======
Weighted average common and common equivalent shares       16,655    16,861
                                                          =======   =======


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   Unaudited


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                        2001        2000
                                                      --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities             $  3,560    $  5,683

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment               (1,769)     (1,151)
    Proceeds from sale of assets                             3         259
    Increase in intangibles and other assets            (3,639)     (3,755)
    Acquisition of stations                            (12,207)     (6,144)
                                                      --------    --------
Net cash used in investing activities                  (17,612)    (10,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                        11,250          --
    Payments on long-term debt                            (103)       (126)
    Net proceeds from exercise of stock options            304          --
    Purchase of shares held in treasury                   (491)         --
                                                      --------    --------
Net cash provided by (used in) financing activities     10,960        (126)
Net decrease in cash and cash equivalents               (3,092)     (5,234)
Cash and cash equivalents, beginning of period           8,670      11,342
                                                      --------    --------
Cash and cash equivalents, end of period              $  5,578    $  6,108
                                                      ========    ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   Unaudited

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2000.

2. INCOME TAXES

The Company's effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

3. LONG TERM DEBT

On March 28, 2001, the Company amended and refinanced its Credit Agreement with a group of banks. Under the amended Credit Agreement the Company has three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

3. LONG TERM DEBT (CONTINUED)

The Term Loan was used to refinance the Company's existing credit agreement, fund permitted acquisitions and pay related transaction expenses. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

4. ACQUISITIONS

On February 1, 2001, the Company acquired two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000.

On February 1, 2001, the Company acquired an FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A Common Stock. The radio station was owned by a company in which a member of our Board of Directors had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

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

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2001 and 2000 assume the 2000 and 2001 acquisitions occurred as of January 1, 2000. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4. ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:      THREE MONTHS ENDED
    (In thousands except per share data)                   MARCH 31,
                                                       2001         2000
                                                      -------      -------
    Net operating revenue                             $23,012      $23,676
    Net income                                        $   503      $   508
    Earnings per share (basic and diluted)            $   .03      $   .03


5. SEGMENT INFORMATION

The Company's operations are aligned into two business segments: Radio and Television. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

The Radio segment includes all 53 of the Company's radio stations and three radio information networks. The Television segment consists of 6 television stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

5. SEGMENT INFORMATION (CONTINUED)

THREE MONTHS ENDED MARCH 31,                            CORPORATE
  2001:                          RADIO     TELEVISION   AND OTHER   CONSOLIDATED
                                --------   ----------   ---------   ------------
Net operating revenue           $ 20,323    $  2,470          --     $ 22,793
Station operating expense         13,873       2,065          --       15,938
                                --------    --------    --------     --------
Station operating income           6,450         405          --        6,855
Corporate general and
  administrative                      --          --    $  1,356        1,356
Depreciation and amortization      1,781         501          94        2,376
                                --------    --------    --------     --------
Operating profit (loss)         $  4,669    $    (96)   $ (1,450)    $  3,123
                                ========    ========    ========     ========

Total assets                    $151,416    $ 26,210    $ 15,005     $192,631
                                ========    ========    ========     ========


THREE MONTHS ENDED MARCH 31,                            CORPORATE
  2000:                            RADIO    TELEVISION  AND OTHER   CONSOLIDATED
                                 --------   ----------  ---------   ------------
Net operating revenue            $ 19,244    $  2,798          --     $ 22,042
Station operating expense          13,128       2,191          --       15,319
                                 --------    --------    --------     --------
Station operating income            6,116         607          --        6,723
Corporate general and
  administrative                       --          --    $  1,211        1,211
Depreciation and amortization       1,612         493          93        2,198
                                 --------    --------    --------     --------
Operating profit (loss)          $  4,504    $    114    $ (1,304)    $  3,314
                                 ========    ========    ========     ========

Total assets                     $119,606    $ 27,266    $ 16,528     $163,400
                                 ========    ========    ========     ========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. COMMITMENTS

On December 15, 2000, the Company entered into an agreement to acquire an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000. The Company closed this transaction on April 1, 2001 however, the purchase price was funded in escrow in March 2001, and included in "Other intangibles, deferred costs and investments, net" in the Company's Balance Sheet at March 31, 2001.

On December 22, 2000 the Company entered into an agreement to acquire two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. The acquisition, which is subject to the approval of the Federal Communications Commission, is expected to close during the third quarter of 2001.

7. ADOPTION OF ACCOUNTING POLICY

The Company uses interest rate swap agreements to reduce the risk of rising interest rates. Statement of Financial Accounting Standards No. 133 (SFAS No.
133), Accounting for Derivative Instruments and Hedging Activities, was adopted by the Company effective January 1, 2001. SFAS No. 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Upon adoption, the Company recorded a loss from the cumulative effect of an accounting change of approximately $93,000, net of an applicable tax benefit of approximately $50,000 in the statement of income.

Through March 30, 2001, the interest rate swap agreements contained cap agreements which disqualified their treatment as a hedge. Accordingly, the change in the fair value of the swaps were recognized through income and amounted to $262,000 for the period from January 1, 2001 to March 30, 2001.

Effective March 30, 2001, the cap agreements were terminated and a hedging memo was put in place which qualified the swap agreements as a cash flow hedge. Changes in the fair value were recognized in other comprehensive income. There was no significant change in fair value of the swap agreements between March 30, 2001 and March 31, 2001.

The Company has recorded a liability on the balance sheet to record the fair value of the swap agreements at March 31, 2001.

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

      During the years ended December 31, 2000 and 1999, and the three month periods ended March 31, 2001 and 2000 our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2000 and 1999, Columbus accounted for an aggregate of 16% and 15%, respectively, and Milwaukee accounted for an aggregate of 22% of station operating income. For the three months ended March 31, 2001 and 2000, Columbus accounted for an aggregate of 15% and Milwaukee accounted for an aggregate of 24% of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

      Because audience ratings in the local market are crucial to a station's financial success, we endeavor to develop strong listener/viewer loyalty. We believe that the diversification of formats on our radio stations helps to insulate us from the effects of changes in musical tastes of the public on any particular format.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 2001 and 2000, approximately 82% and 81%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

     As of March 31, 2000 we owned and/or operated forty-five radio stations, four TV stations, two LPTV stations and three radio information networks. As a result of acquisitions, as of March 31, 2001 we owned and/or operated fifty-three radio stations, four TV stations, two LPTV stations, and three radio information networks.

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

     - April 1, 2001: an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

     In addition, in December 2000 we entered into an agreement to acquire two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 2001.

     For additional information with respect to these acquisitions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

     The following tables summarize our results of operations for the three months ended March 31, 2001 and 2000. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                           Three Months Ended      As-Reported   Same Station
                                                March 31,          % Increase     % Increase
                                            2001        2000       (Decrease)     (Decrease)
                                          --------    --------     -----------   ------------
Net Operating Revenue                     $ 22,793    $ 22,042        3.41%         (1.07)%
Station Operating Expense *                 15,938      15,319        4.04%         (2.47)%
                                          --------    --------
Station Operating Income                     6,855       6,723        1.96%          2.11%
Corporate G&A                                1,356       1,211       11.97%           N/A
Depreciation and amortization                2,376       2,198        8.10%         (3.61)%
                                          --------    --------
Operating profit                             3,123       3,314       (5.76)%         4.72%
Interest expense                             1,803       1,570       14.84)%
Other expense                                  358         425      (15.76)%
Income taxes                                   428         599      (28.55)%
                                          --------    --------
Net income                                $    534    $    720      (25.83)%
                                          ========    ========
Earnings per share (basic and diluted)    $    .03    $    .04       (0.25)%
                                          ========    ========


RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                   Three Months Ended     As-Reported    Same Station
                                        March 31,         % Increase     % Increase
                                   2001         2000      (Decrease)     (Decrease)
                                  -------      -------    -----------    ------------
Net Operating Revenue             $20,323      $19,244       5.61%          0.48%
Station Operating Expense *        13,873       13,128       5.67%         (1.92)%
                                  -------      -------
Station Operating Income            6,450        6,116       5.46%          5.62%
Depreciation and amortization       1,781        1,612      10.48%         (5.21)%
                                  -------      -------
Operating profit                    4,669        4,504       3.66%          9.50%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)
                               Three Months Ended     As-Reported   Same Station
                                    March 31,         % Increase     % Increase
                                2001        2000     (Decrease)     (Decrease)
                               ------      ------    ------------   ------------
Net Operating Revenue          $2,470      $2,798      (11.72)%       (11.72)%
Station Operating Expense *     2,065       2,191       (5.75)%        (5.75)%
                               ------      ------
Station Operating Income          405         607      (33.28)%       (33.28)%
Depreciation and amortization     501         493        1.62%          1.62%
                               ------      ------
Operating profit (loss)        $  (96)     $  114     (184.21)%      (184.21)%

-----------
* Programming, technical, selling and station general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      For the three months ended March 31, 2001, net operating revenue was $22,793,000 compared with $22,042,000 for the three months ended March 31, 1999, an increase of $751,000 or 3%. Approximately $987,000 or 131% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") decreased by approximately 1% ($236,000). This decrease was primarily the result of a general slowdown in the economy which primarily impacted our television segment.

      Station operating expense, (i.e., programming, technical, selling and station general and administrative expenses) increased by $619,000 or 4% to $15,938,000 for the three months ended March 31, 2001, compared with $15,319,000 for the three months ended March 31, 2000. Of the total increase, approximately $996,000 or 161% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2000. Station operating expense decreased by approximately $377,000 or 3% on a same station basis.

      Operating profit decreased by $191,000 or 6% to $3,123,000 for the three months ended March 31, 2001, compared with $3,314,000 for the three months ended March 31, 2000. The decrease was primarily the result of the $751,000 increase in net operating revenue, offset by the $619,000 increase in station operating expense, a $178,000 or 8% increase in depreciation and amortization that was principally the result of the recent acquisitions, and a $145,000 increase in corporate general and administrative charges.

      We generated net income in the amount of approximately $534,000 ($0.03 per share on a diluted basis) during the three months ended March 31, 2001, compared with net income of $720,000 ($0.04 per share on a diluted basis) for the three months ended March 31, 2000, a decrease of approximately $186,000. The decrease in net income was principally the result of the $191,000 decrease in operating profit and a $233,000 increase in interest expense, offset by a $67,000 decrease in other expense and a $171,000 decrease in income taxes. The increase in interest expense was principally the result of the Company's additional borrowings to finance acquisitions and a marginally higher interest rate over the prior period. Other expense of $358,000 in 2001 was primarily attributable to marking to market our swap agreements. Other expense in 2000 included a $125,000 loss on the sale of a building in one of our markets and a $300,000 loss related to our equity in the operating results of an investment in Reykjavik, Iceland, which we sold in June 2000.

OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on the economic and market conditions as of April 26, 2001, for the quarter ending June 30, 2001 we anticipate net operating revenue of approximately $27,500,000, station operating expense of approximately $15,600,000, station operating income of approximately $11,400,000, operating profit of approximately $7,700,000, and net income of approximately $3,200,000 or $.19 per share on a fully diluted basis.

      Based on the economic and market conditions as of April 26, 2001, for the year ending December 31, 2001 we anticipate net operating revenue of approximately $106,600,000, station operating expense of approximately $65,500,000, station operating income of approximately $41,100,000, operating profit of approximately $26,100,000, and net income of approximately $10,100,000 or $.61 per share on a fully diluted basis.

FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "estimates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements involve a number of risks and uncertainties including, but not limited to, our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

      For a more complete description of the prominent risks and uncertainties inherent in our business, see "Business - Forward Looking Statements; Risk Factors" in our Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, we had $105,788,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

      On March 28, 2001, we amended and refinanced our Credit Agreement. Under the amended Credit Agreement we have three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

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

      Our Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

     At March 31, 2001, we had three interest rate swap agreements under the following terms:

     - Notional amount of $24,500,000. We pay 6.875% calculated on the notional amount. We receive LIBOR (4.9025% at March 31, 2001) calculated on the notional amount of $24,500,000.

     - Notional amount of $12,250,000. We pay 5.685% calculated on the notional amount. We receive LIBOR (4.9025% at March 31, 2001) calculated on the notional amount of $12,250,000.

     - Notional amount of $12,250,000. We pay 5.685% calculated on the notional amount. We receive LIBOR (4.9025% at March 31, 2001) calculated on the notional amount of $12,250,000.

     The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce our risk of rising interest rates. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreements expire in September 2001.

     Approximately $9,000 in additional interest expense was recognized as a result of the interest rate swap agreements for the three months ended March 31, 2001. An aggregate decrease in interest expense of approximately $45,000 has been recognized since the inception of the agreements.

     In March 2001, we terminated all three of our interest rate cap agreements effective March 30, 2001.

     During the three months ended March 31, 2001 and 2000, we had net cash flows from operating activities of $3,560,000 and $5,683,000, respectively. We believe that cash flow from operations will be sufficient to meet our quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms.

     The following acquisitions in 2001 were financed through funds generated from operations, additional borrowings of $7,500,000 under the Credit Agreement, and the issuance of approximately $1,000,000 of our Class A Common Stock:

     - February 1, 2001: two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WABD-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000.

     - February 1, 2001: an FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A Common Stock. The radio station was owned by a company in which a member of our Board of Directors had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

     On April 1, 2001 we acquired an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

     In December 2000 we entered into an agreement to acquire two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 2001.

     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

     In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. Since inception of the Stock Buy-Back program in 1998 through March 31, 2001 we have repurchased approximately $4,319,000 of our Class A Common Stock.

     We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     Our capital expenditures for the year the three months ended March 31, 2001 were approximately $1,769,000 ($1,151,000 in the comparable period in 2000). We anticipate our capital expenditures in 2001 to be approximately $6,000,000, which we expect to finance through funds generated from operations and/or additional borrowings under the Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has proposed new accounting for business combinations, that among other things, would change the accounting for goodwill and other intangibles recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill and certain other intangibles with indefinite lives would cease for both assets acquired prior to the effective date of the Statement and for any new goodwill and other intangibles acquired after the effective date of the Statement. Rather than amortizing these assets, goodwill and other intangibles would be reviewed for impairment using a "market value" approach. The proposed Statement is expected to be finalized in June 2001. We currently record a significant amount of amortization of goodwill and certain other intangibles as a non-cash expense. As a result, if this proposed Statement is finalized in its current form, it will have a material impact on our financial statements. However, we feel that it is not appropriate to forecast the amount of the impact until the proposed Statement is finalized.

INFLATION

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          None

   (b)    Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SAGA COMMUNICATIONS, INC.


Date:  May 11, 2001                   /s/ Samuel D. Bush
                                      -----------------------------------------
                                      Samuel D. Bush
                                      Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer)



Date:  May 11, 2001                   /s/ Catherine A. Bobinski
                                      -----------------------------------------
                                      Catherine A. Bobinski
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)