Form 10-Q
period 2001-06-30
SAGA COMMUNICATIONS INC
filed 2001-08-13
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 2001 was 14,628,599 and 1,888,296, respectively.

                                INDEX

                                                                                                       PAGE

PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements (Unaudited)

                       Condensed consolidated balance sheets -- June 30, 2001
                       and December 31, 2000
                                                                                                         3

                       Condensed consolidated statements of income -- Three
                       and six months ended June 30, 2001 and 2000                                       5

                       Condensed consolidated statements of cash flows--Six
                       months ended June 30, 2001 and 2000                                               6

                       Notes to unaudited condensed consolidated financial statements
                                                                                                         7


Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                              13

PART II                OTHER INFORMATION

Item 4.                Submission of Matters to a Vote of Security Holders                              24

Item 6.                Exhibits and Reports on Form 8-K                                                 24

Signatures                                                                                              25

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                  JUNE 30,           DECEMBER 31,
                                                                   2001                 2000
                                                              ------------------------------------
                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $   3,625           $   8,670
    Accounts receivable, net                                       20,484              19,747
    Prepaid expenses                                                1,520               1,531
    Other current assets                                            1,764               1,414
                                                              ------------------------------------
Total current assets                                               27,393              31,362

Property and equipment                                            103,610              97,015
    Less accumulated depreciation                                 (52,105)            (49,343)
                                                              ------------------------------------
Net property and equipment                                         51,505              47,672

Other assets:
    Broadcast licenses, net                                        84,696              73,256
    Excess of cost over fair value of assets acquired,
        net                                                        19,428              19,788
    Other intangibles, deferred costs and investments,
        net                                                        12,133               7,828
                                                              ------------------------------------
Total other assets                                                116,257             100,872
                                                              ------------------------------------
                                                                $ 195,155           $ 179,906
                                                              ====================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                               JUNE 30,                DECEMBER 31,
                                                               2001                       2000
                                                          -------------------------------------------
                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                            $  842                  $    933
    Other current liabilities                                    9,909                     9,246
    Current portion of long-term debt                              275                       390
                                                          -------------------------------------------
Total current liabilities                                       11,026                    10,569

Deferred income taxes                                            7,937                     8,569
Long-term debt                                                 105,275                    94,251
Other                                                              984                       899

STOCKHOLDERS' EQUITY:
    Common stock                                                   165                       165
    Additional paid-in capital                                  42,793                    42,325
    Note receivable from principal stockholder                    (180)                     (335)
    Retained earnings                                           29,304                    25,918
    Treasury stock                                              (2,044)                   (2,307)
    Unearned compensation on restricted stock                     (105)                     (148)
                                                          -------------------------------------------
Total stockholders' equity                                      69,933                    65,618
                                                          -------------------------------------------
                                                              $195,155                  $179,906
                                                          ===========================================

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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                                          THREE MONTHS                      SIX MONTHS
                                                                            ENDED                            ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                   -----------------------------------------------------------
                                                                    2001              2000             2001            2000
                                                                   -----------------------------------------------------------

Net operating revenue                                             $ 28,014           $26,180          $50,807          $48,222
Station operating expense:
   Programming and technical                                         6,075             5,461           12,135           11,059
   Selling                                                           7,361             6,872           13,263           12,613
   Station general and administrative                                3,743             3,170            7,719            7,150
                                                                   -----------------------------------------------------------
      Total station operating expense                               17,179            15,503           33,117           30,822
                                                                   -----------------------------------------------------------
   Station operating income before corporate general and
      administrative, depreciation and amortization
                                                                    10,835            10,677           17,690           17,400
 Corporate general and administrative                                1,539             1,453            2,895            2,664
 Depreciation and amortization                                       2,486             2,199            4,862            4,397
                                                                   -----------------------------------------------------------
   Operating profit                                                  6,810             7,025            9,933           10,339
Other (income) expense:
   Interest expense                                                  1,942             1,569            3,745            3,139
   Other                                                               (48)            1,630              310            2,055
                                                                   -----------------------------------------------------------
Income before income tax                                             4,916             3,826            5,878            5,145
Income tax provision                                                 2,066             1,689            2,494            2,288
                                                                   -----------------------------------------------------------
Net income                                                        $  2,850           $ 2,137          $ 3,384          $ 2,857
                                                                   ===========================================================
Earnings per share:
   Basic                                                          $    .17           $   .13          $   .21          $   .17
                                                                   ===========================================================
   Diluted                                                        $    .17           $   .13          $   .20          $   .17
                                                                   ===========================================================
Weighted average common shares                                      16,386            16,479           16,370           16,479
                                                                   ===========================================================
Weighted average common and common equivalent shares
                                                                    16,708            16,868           16,691           16,868
                                                                   ===========================================================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                2001                 2000
                                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                    $  7,519           $  8,091

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                      (3,406)            (2,697)
    Proceeds from sale of assets                                    3              2,294
    Increase in intangibles and other assets                   (5,242)            (4,130)
    Acquisition of stations                                   (14,407)            (6,144)
                                                             ----------------------------
Net cash used in investing activities                         (23,052)           (10,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                               11,250                 --
    Payments on long-term debt                                   (341)              (248)
    Net proceeds from exercise of stock options                   304                 --
    Purchase of shares held in treasury                          (725)                --
                                                             ----------------------------
Net cash provided by (used in) financing activities            10,488               (248)

Net decrease in cash and cash equivalents                      (5,045)            (2,834)
Cash and cash equivalents, beginning of period                  8,670             11,342
                                                             ----------------------------
Cash and cash equivalents, end of period                     $  3,625           $  8,508
                                                             ============================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2000.


2.  INCOME TAXES

The Company's effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3. ACQUISITIONS

On April 1, 2001, the Company acquired an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

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

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2001 and 2000 assume the 2000 and 2001 acquisitions occurred as of January 1, 2000. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.


PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:          SIX MONTHS ENDED
 (In thousands except per share data)                          JUNE 30,
                                                       2001               2000
                                                     --------------------------
    Net operating revenue                            $51,173           $51,857
    Net income                                        $3,277            $2,404
    Earnings per share (diluted)                      $.20               $.14


4.  SEGMENT INFORMATION

The Company's operations are aligned into two business segments: Radio and Television. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

The Radio segment includes all 55 of the Company's radio stations and three radio information networks. The Television segment consists of 6 television stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

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

THREE MONTHS ENDED JUNE 30, 2001:                                             CORPORATE AND
                                               RADIO         TELEVISION          OTHER         CONSOLIDATED
                                            ---------------------------------------------------------------
Net operating revenue                         $25,316          $2,698               --           $28,014
Station operating expense                      15,203           1,976               --            17,179
                                            ---------------------------------------------------------------
Station operating income                       10,113             722               --            10,835
Corporate general and administrative
                                                   --              --          $ 1,539             1,539
Depreciation and amortization
                                                1,854             501              131             2,486
                                            ---------------------------------------------------------------
Operating profit (loss)                       $ 8,259          $  221          $(1,670)          $ 6,810
                                            ===============================================================



THREE MONTHS ENDED JUNE 30, 2000:                                             CORPORATE AND
                                               RADIO          TELEVISION          OTHER          CONSOLIDATED
                                            ---------------------------------------------------------------
Net operating revenue                         $23,090          $3,090               --           $26,180
Station operating expense                      13,355           2,148               --            15,503
                                            ---------------------------------------------------------------
Station operating income                        9,735             942               --            10,677
Corporate general and administrative
                                                   --              --          $ 1,453             1,453
Depreciation and amortization
                                                1,614             492               93             2,199
                                            ---------------------------------------------------------------
Operating profit (loss)                       $ 8,121          $  450          $(1,546)          $ 7,025
                                            ===============================================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.         SEGMENT INFORMATION (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001:                                                   CORPORATE AND
                                               RADIO           TELEVISION            OTHER         CONSOLIDATED
                                            ---------------------------------------------------------------------
Net operating revenue                         $ 45,639          $ 5,168                --           $ 50,807
Station operating expense                       29,076            4,041                --             33,117
                                            ---------------------------------------------------------------------
Station operating income                        16,563            1,127                --             17,690
Corporate general and administrative
                                                    --               --          $  2,895              2,895
Depreciation and amortization
                                                 3,635            1,002               225              4,862
                                            ---------------------------------------------------------------------
Operating profit (loss)                       $ 12,928          $   125          $ (3,120)          $  9,933
                                            ---------------------------------------------------------------------
Total assets at June 30, 2001                 $156,270          $26,077          $ 12,808           $195,155
                                            =====================================================================

SIX MONTHS ENDED JUNE 30, 2000:                                                   CORPORATE AND
                                               RADIO           TELEVISION             OTHER         CONSOLIDATED
                                            ---------------------------------------------------------------------
Net operating revenue                         $ 42,334          $ 5,888                --           $ 48,222
Station operating expense                       26,483            4,339                --             30,822
                                            ---------------------------------------------------------------------
Station operating income                        15,851            1,549                --             17,400
Corporate general and administrative
                                                    --               --          $  2,664              2,664
Depreciation and amortization
                                                 3,226              985               186              4,397
                                            ---------------------------------------------------------------------
Operating profit (loss)                       $ 12,625          $   564          $ (2,850)          $ 10,339
                                            ---------------------------------------------------------------------
Total assets at June 30, 2000                 $121,914          $26,981          $ 16,092           $164,987
                                            =====================================================================


5.  SUBSEQUENT EVENT

On July 1, 2001 the Company acquired two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. The purchase price for this acquisition was funded in escrow in June 2001, and is included in "Other intangibles, deferred costs and investments, net" in the Company's Balance Sheet at June 30, 2001.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6.  ADOPTION OF ACCOUNTING POLICY

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

Effective March 30, 2001, the cap agreements were terminated and a hedging memo was put in place which qualified the swap agreements as a cash flow hedge. Changes in the fair value were recognized in other comprehensive income. There was no material change in fair value of the swap agreements between March 30, 2001 and June 30, 2001.

The Company has recorded a liability on the balance sheet to record the fair value of the swap agreements at June 30, 2001.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption (January 1, 2002 for the Company).

We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements will have a material impact on our 2002 financial statements. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       The following discussion should be read together with the unaudited condensed consolidated financial statements and notes of Saga Communications, Inc. and its subsidiaries contained in this Form 10-Q.

GENERAL

       Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are based in a large part, on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

       During the years ended December 31, 2000 and 1999, and the six month periods ended June 30, 2001 and 2000 our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2000 and 1999, Columbus accounted for an aggregate of 16% and 15%, respectively, and Milwaukee accounted for an aggregate of 22% of station operating income. For the six months ended June 30, 2001 and 2000, Columbus accounted for an aggregate of 16% and Milwaukee accounted for an aggregate of 24% and 23%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

       Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 2001 and 2000, approximately 81% and 79%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

       Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

       As of June 30, 2000 we owned and/or operated forty-five radio stations, four TV stations, two LPTV stations and three radio information networks. As a result of acquisitions, as of June 30, 2001 we owned and/or operated fifty-five radio stations, four TV stations, two LPTV stations, and three radio information networks.

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

         - April 1, 2001: an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

         - July 1, 2001: two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

       For additional information with respect to these acquisitions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

       We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       The following tables summarize our results of operations for the three months ended June 30, 2001 and 2000. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                        Three Months Ended              As-Reported            Same Station
                                             June 30,                    % Increase            % Increase
                                      2001              2000             (Decrease)            (Decrease)
                                   ------------------------------------------------------------------------
Net operating revenue                $28,014           $26,180              7.01%                  .34%
Station operating expense *           17,179            15,503             10.81%                  .33%
                                   ----------------------------
Station operating income              10,835            10,677              1.48%                  .37%
Corporate G&A                          1,539             1,453              5.92%                  N/A
Depreciation and amortization          2,486             2,199             13.05%                (1.86%)
                                   ----------------------------
Operating profit                       6,810             7,025             (3.06%)                (.09%)
Interest expense                       1,942             1,569             23.77%
Other expense (income)                   (48)            1,630           (102.94%)
Income taxes                           2,066             1,689             22.32%
                                   ----------------------------
Net income                           $ 2,850           $ 2,137             33.36%
                                   ============================
Earnings per share (diluted)           $.17              $.13              30.77%
                                   ============================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                          Three Months Ended              As-Reported      Same Station
                                               June 30,                    % Increase     % Increase
                                        2001             2000             (Decrease)       (Decrease)
                                     ------------------------------------------------------------------
Net operating revenue                  $25,316          $23,090              9.64%          2.09%
Station operating expense *             15,203           13,355             13.84%          1.67%
                                     ----------------------------
Station operating income                10,113            9,735              3.88%          2.66%
Depreciation and amortization            1,854            1,614             14.87%         (5.45%)
                                     ----------------------------
Operating profit                       $ 8,259          $ 8,121              1.70%          4.27%
                                     ============================


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                         Three Months Ended              As-Reported      Same Station
                                             June 30,                    % Increase      % Increase
                                        2001            2000             (Decrease)       (Decrease)
                                     ------------------------------------------------------------------
Net operating revenue                  $2,698          $3,090            (12.69%)         (12.69%)
Station operating expense *             1,976           2,148             (8.01%)          (8.01%)
                                     ----------------------------
Station operating income                  722             942            (23.35%)         (23.35%)
Depreciation and amortization             501             492              1.83%            1.83%
                                     ----------------------------
Operating profit (loss)                $  221          $  450            (50.89%)         (50.89%)
                                     ============================

--------------

* Programming, technical, selling and station general and administrative expenses.

       For the three months ended June 30, 2001, net operating revenue was $28,014,000 compared with $26,180,000 for the three months ended June 30, 2000, an increase of $1,834,000 or 7%. Approximately $1,744,000 or 95% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 0.3% ($90,000). This slight increase was primarily the result of a general slowdown in the economy which primarily impacted our television segment.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,676,000 or 11% to $17,179,000 for the three months ended June 30, 2001, compared with $15,503,000 for the three months ended June 30, 2000. Approximately $1,625,000 or 97% of the increase was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2000. Station operating expense increased by approximately $51,000 or 0.3% on a same station basis.

       Operating profit decreased by $215,000 or 3% to $6,810,000 for the three months ended June 30, 2001, compared with $7,025,000 for the three months ended June 30, 2000. The decrease was primarily the result of a $287,000 or 13% increase in depreciation and amortization resulting principally from the recent acquisitions and a $86,000 increase in corporate general and administrative charges, partially offset by the increase in Station operating income.

       We generated net income of approximately $2,850,000 ($0.17 per share on a diluted basis) during the three months ended June 30, 2001, compared with $2,137,000 ($0.13 per share on a diluted basis) for the three months ended June 30, 2000, an increase of approximately $713,000. The increase was principally the result of a decrease in other expense (income) of $1,678,000, partially offset by the $215,000 decrease in operating profit, a $373,000 increase in interest expense, and a $377,000 increase in income taxes. Other expense in 2000 included non recurring charges consisting of a $1,300,000 loss resulting from the sale of our equity in an investment in a group of radio stations in Reykjavik, Iceland and a $300,000 loss related to our equity in the operating results of that investment. The increase in interest expense was principally the result of additional borrowings to finance acquisitions.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

       The following tables summarize our results of operations for the six months ended June 30, 2001 and 2000. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                         Six Months Ended               As-Reported            Same Station
                                             June 30,                    % Increase            % Increase
                                      2001              2000             (Decrease)            (Decrease)
                                 ---------------------------------------------------------------------------
Net operating revenue                $50,807           $48,222              5.36%                 (.30%)
Station operating expense *           33,117            30,822              7.45%                (1.06%)
                                 --------------------------------
Station operating income              17,690            17,400              1.67%                 1.04%
Corporate G&A                          2,895             2,664              8.67%                  N/A
Depreciation and amortization          4,862             4,397             10.58%                (2.64%)
                                 --------------------------------
Operating profit                       9,933            10,339             (3.93%)                 .64%
Interest expense                       3,745             3,139             19.31%
Other expense (income)                   310             2,055            (84.91%)
Income taxes                           2,494             2,288              9.00%
                                 --------------------------------
Net income                           $ 3,384           $ 2,857             18.45%
                                 --------------------------------
Earnings per share (diluted)           $.20              $.17              17.65%
                                 ================================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                            Six Months Ended              As-Reported      Same Station
                                               June 30,                   % Increase       % Increase
                                        2001             2000             (Decrease)       (Decrease)
                                     -------------------------------------------------------------------
Net operating revenue                  $45,639          $42,334              7.81%          1.36%
Station operating expense *             29,076           26,483              9.79%          (.11%)
                                    -------------------------------
Station operating income                16,563           15,851              4.49%          3.80%
Depreciation and amortization            3,635            3,226             12.68%         (5.33%)
                                    -------------------------------
Operating profit                       $12,928          $12,625              2.40%          6.14%
                                    ===============================


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                          Six Months Ended             As-Reported          Same Station
                                             June 30,                  % Increase          % Increase
                                        2001            2000            (Decrease)         (Decrease)
                                     -------------------------------------------------------------------
Net operating revenue                  $5,168          $5,888            (12.23%)         (12.23%)
Station operating expense *             4,041           4,339             (6.87%)          (6.87%)
                                    -------------------------------
Station operating income                1,127           1,549            (27.24%)         (27.24%)
Depreciation and amortization           1,002             985              1.73%            1.73%
                                    -------------------------------
Operating profit (loss)                $  125          $  564            (77.84%)         (77.84%)
                                    ===============================

---------------
* Programming, technical, selling and station general and administrative expenses.

       For the six months ended June 30, 2001, net operating revenue was $50,807,000 compared with $48,222,000 for the six months ended June 30, 2000, an increase of $2,585,000 or 5.36%. Approximately $2,731,000 or 106% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") decreased by approximately 0.3% ($146,000). This decrease was primarily the result of a general slowdown in the economy, which primarily impacted our television segment.

       Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,295,000 or 7.45%, to $33,117,000 for the six months ended June 30, 2001, compared with $30,822,000 for the six months ended June 30, 2000. Approximately $2,622,000 or 114% of the increase was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2000. Station operating expense decreased by approximately $327,000 or 1% on a same station basis, primarily due to the decline in revenue.

       Operating profit decreased by $406,000 or 4% to $9,933,000 for the six months ended June 30, 2001, compared with $10,339,000 for the six months ended June 30, 2000. The decrease was primarily the result of a $465,000 or 11% increase in depreciation and amortization resulting principally from the recent acquisitions and a $231,000 increase in corporate general and administrative charges, partially offset by the increase in Station operating income.

       We generated net income of approximately $3,384,000 ($0.20 per share on a diluted basis) during the six months ended June 30, 2001, compared with $2,857,000 ($0.17 per share on a diluted basis) for the six months ended June 30, 2000, an increase of approximately $527,000. The increase was principally the result of a $1,745,000 decrease in other expense partially offset by the $406,000 decrease in operating profit, a $606,000 increase in interest expense, and a $206,000 increase in income taxes. Other expense in 2000 included non recurring charges consisting of a $1,300,000 loss resulting from the sale of our equity in an investment in a group of radio stations in Reykjavik, Iceland, a $600,000 loss related to our equity in the operating results of that investment, and a $125,000 loss on the sale of a building in one of our markets. Other expense of $310,000 in 2001 was primarily attributable to marking to market our swap agreements. The increase in interest expense was principally the result of additional borrowings to finance acquisitions.


OUTLOOK

       The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

       Based on economic and market conditions as of July 24, 2001, for the quarter ending September 30, 2001 we anticipate net operating revenue of approximately $26,800,000, station operating expense of approximately $15,400,000, station operating income of approximately $11,400,000, operating profit of approximately $7,600,000, and net income of approximately $3,200,000 or $.19 per share on a diluted basis.

       Based on economic and market conditions as of July 24, 2001, for the year ending December 31, 2001 we anticipate net operating revenue of approximately $106,600,000, station operating expense of approximately $65,500,000, station operating income of approximately $41,100,000, operating profit of approximately $25,800,000, and net income of approximately $10,100,000 or $.61 per share on a fully diluted basis.

FORWARD-LOOKING STATEMENTS

       Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "expects," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements involve a number of risks and uncertainties including, but not limited to, our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, and regulatory matters. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

       For a more complete description of the prominent risks and uncertainties inherent in our business, see "Business - Forward Looking Statements; Risk Factors" in our Form 10-K for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES


       As of June 30, 2001, we had $105,550,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

       Under our Credit Agreement we have three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

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

       At June 30, 2001, we had three interest rate swap agreements under the following terms:

         - Notional amount of $24,500,000. We pay 6.875% calculated on the notional amount. We receive LIBOR (3.71% at June 30, 2001) calculated on the notional amount of $24,500,000.

         - Notional amount of $12,250,000. We pay 5.685% calculated on the notional amount. We receive LIBOR (3.71% at June 30, 2001) calculated on the notional amount of $12,250,000.

         - Notional amount of $12,250,000. We pay 5.685% calculated on the notional amount. We receive LIBOR (3.71% at June 30, 2001) calculated on the notional amount of $12,250,000.

       The swap agreements will be used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce our risk of rising interest rates. Net receipts or payments under the agreements are recognized as an adjustment to interest expense. The swap agreements expire in September 2001.

       Approximately $181,000 in additional interest expense was recognized as a result of the interest rate swap agreements for the six months ended June 30, 2001. An aggregate increase in interest expense of approximately $127,000 has been recognized since the inception of the agreements.

       During the six months ended June 30, 2001 and 2000, we had net cash flows from operating activities of $7,519,000 and $8,091,000, respectively. We believe that cash flow from operations will be sufficient to meet our quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms.

       The following acquisitions in 2001 were financed through funds generated from operations, additional borrowings of $7,500,000 under the Credit Agreement, and the re-issuance of approximately $1,000,000 of our Class A Common Stock from Treasury shares:

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

       On July 1, 2001 we acquired two FM radio stations (KMIT-FM and KGGK-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

       We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

       In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2001 we have repurchased approximately $4,552,000 of our Class A Common Stock.

       We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

       Our capital expenditures for the six months ended June 30, 2001 were approximately $3,406,000 ($2,697,000 in the comparable period in 2000). We anticipate our capital expenditures in 2001 to be approximately $6,000,000, which we expect to finance through funds generated from operations and/or additional borrowings under the Credit Agreement.


RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption (January 1, 2002 for the Company).

       We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements will have a material impact on our 2002 financial statements. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


INFLATION

       The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting of Stockholders was held on May 14, 2001.

         (b)      Not applicable

         (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

                  (1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

         Name                         For                   Withheld
         ----                         ---                   --------
         Jonathan Firestone*         13,767,569               11,359
         Joseph P. Misiewicz*        13,767,569               11,359
         Edward K. Christian         15,088,916              578,308
         Donald Alt                  15,654,037               13,187
         Kristin Allen               15,655,860               11,364
         Gary Stevens                15,655,865               11,359
         Robert Maccini              15,655,865               11,359

                  ------------------------------------------------
                 * Elected by the holders of Class A Common Stock.

                  (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2001 was approved with 32,588,053 votes cast for, 72,432 votes cast against, 1,403 abstentions and 0 broker non-votes.

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


                                                 SAGA COMMUNICATIONS, INC.


Date:  August 13, 2001                           /s/ Samuel D. Bush
                                                 -----------------------------
                                                 Samuel D. Bush
                                                 Vice President, Chief Financial
                                                 Officer, and Treasurer
                                                 (Principal Financial Officer)





Date:  August 13, 2001                           /s/ Catherine A. Bobinski
                                                 -----------------------------
                                                 Catherine A. Bobinski
                                                 Vice President, Corporate
                                                 Controller and Chief Accounting
                                                 Officer
                                                 (Principal Accounting Officer)