Form 10-Q
period 2001-09-30
SAGA COMMUNICATIONS INC
filed 2001-11-13
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2001 was 14,639,321 and 1,888,296, respectively.

                                      INDEX

                                                                         PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets --
            September 30, 2001 and December 31, 2000                        3

            Condensed consolidated statements of income --
            Three and nine months ended September 30, 2001                  5
            and 2000

            Condensed consolidated statements of cash
            flows--Nine months ended September 30, 2001 and                 6
            2000

            Notes to unaudited condensed consolidated
            financial statements                                            7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  14

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               26

Signatures                                                                 27

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                         SEPTEMBER 30,    DECEMBER 31,
                                             2001             2000
                                             ----             ----
                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents              $   8,697       $   8,670
   Accounts receivable, net                  19,464          19,747
   Prepaid expenses                           1,669           1,531
   Other current assets                       1,827           1,414
                                          -------------------------
Total current assets                         31,657          31,362

Property and equipment                      106,889          97,015
   Less accumulated depreciation            (53,555)        (49,343)
                                          -------------------------
Net property and equipment                   53,334          47,672

Other assets:
   Broadcast licenses, net                   86,210          73,256
   Excess of cost over fair
     value of assets acquired,               19,360          19,788
     net
   Other intangibles, deferred
     costs and investments, net               8,021           7,828
                                          -------------------------
Total other assets                          113,591         100,872
                                          -------------------------
                                          $ 198,582       $ 179,906
                                          =========================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2001           2000
                                                      ----           ----
                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                $    860        $    933
   Other current liabilities                         10,046           9,246
   Current portion of long-term debt                    275             390
                                                   ------------------------
Total current liabilities                            11,181          10,569

Deferred income taxes                                 9,199           8,569
Long-term debt                                      105,251          94,251
Other                                                   968             899

STOCKHOLDERS' EQUITY:
   Common stock                                         165             165
   Additional paid-in capital                        42,814          42,325
   Note receivable from principal stockholder          (190)           (335)
   Retained earnings                                 32,017          25,918
   Treasury stock                                    (2,249)         (2,307)
   Unearned compensation on restricted stock            (84)           (148)
   Accumulated other comprehensive income              (490)             --
                                                   ------------------------
Total stockholders' equity                           71,983          65,618
                                                   ------------------------
                                                   $198,582        $179,906
                                                   ========================


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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited


                                              THREE MONTHS                NINE MONTHS
                                                  ENDED                       ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------               -------------
                                            2001         2000          2001          2000
                                            ----         ----          ----          ----
Net operating revenue                     $26,251      $25,478       $77,058       $73,700

Station operating expense                  16,288       14,865        49,405        45,687
Depreciation and amortization               2,606        2,286         7,468         6,683
Corporate general and administrative        1,191        1,239         4,086         3,903
                                          ------------------------------------------------
Operating profit                            6,166        7,088        16,099        17,427
Other (income) expense:
     Interest expense                       1,896        1,781         5,641         4,920
     Other                                   (315)         (13)           (5)        2,042
                                          ------------------------------------------------
Income before income tax                    4,585        5,320        10,463        10,465
Income tax provision                        1,870        2,252         4,364         4,540
                                          ------------------------------------------------
Net income                                $ 2,715      $ 3,068       $ 6,099       $ 5,925
                                          ================================================
Earnings per share:
     Basic                                $   .17      $   .19       $   .37       $   .36
                                           ===============================================
     Diluted                              $   .16      $   .18       $   .37       $   .35
                                          ================================================
Weighted average common shares             16,380       16,479        16,373        16,479
                                          ================================================
Weighted average common and common
   equivalent shares                       16,728       16,871        16,695        16,869
                                          ================================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2001           2000
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash provided by operating activities               $ 14,990       $ 15,985

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (5,130)        (4,092)
   Proceeds from sale of assets                              12          2,294
   Increase in intangibles and other assets              (1,697)        (1,658)
   Acquisition of stations                              (18,358)       (25,137)
                                                       -----------------------
Net cash used in investing activities                   (25,173)       (28,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                          11,250         13,523
   Payments on long-term debt                              (365)        (4,634)
   Purchase of shares held in treasury                     (986)        (2,007)
   Net proceeds from exercise of stock options              311              -
                                                       -----------------------
Net cash provided by financing activities                10,210          6,882

Net increase (decrease) in cash and cash                     27         (5,726)
   equivalents
Cash and cash equivalents, beginning of period            8,670         11,342
                                                       -----------------------
Cash and cash equivalents, end of period               $  8,697       $  5,616
                                                       =======================

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2000.


2. INCOME TAXES

The Company's effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


3. TOTAL COMPREHENSIVE INCOME

 TOTAL COMPREHENSIVE INCOME                   THREE MONTHS        NINE MONTHS
   CONSISTS OF:                                   ENDED              ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                              -------------      -------------
                                             2001      2000      2001     2000
                                             ----      ----      ----     ----
Net income                                  $2,715   $3,068     $6,099   $5,925

Accumulated other comprehensive income:
Foreign currency translation adjustment          -      (33)         -      (33)
Unrealized loss on derivative instruments     (490)       -       (490)       -
                                            -----------------------------------
Total comprehensive income                  $2,225   $3,035     $5,609   $5,892
                                            ===================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4. ACQUISITIONS

On July 1, 2001 the Company acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

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

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2001 and 2000 assume the 2000 and 2001 acquisitions occurred as of January 1, 2000. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.  ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:

  CONSOLIDATED RESULTS OF OPERATIONS          THREE MONTHS            NINE MONTHS
 (In thousands except per share data)            ENDED                   ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------           -------------
                                            2001       2000         2001        2000
                                            ----       ----         ----        ----
Net operating revenue                     $26,251    $26,937      $78,184     $79,522

Station operating expense                  16,288     16,045       50,448      50,469
Depreciation and amortization               2,606      2,542        7,604       7,644
Corporate general and administrative        1,191      1,239        4,086       3,903
                                          -------------------------------------------
Operating profit                            6,166      7,111       16,046      17,506
Interest expense                            1,896      2,038        5,695       5,962
Other                                        (315)       (13)          (5)      2,042
Income tax provision                        1,870      2,150        4,320       4,130
                                          -------------------------------------------
Net income                                $ 2,715    $ 2,936      $ 6,036     $ 5,372
                                          ===========================================
Earnings per share (diluted)              $   .16    $   .17      $   .36     $   .32
                                          ===========================================

      RADIO BROADCASTING SEGMENT             THREE MONTHS           NINE MONTHS
 (In thousands except per share data)            ENDED                  ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------          -------------
                                           2001       2000        2001       2000
                                           ----       ----        ----       ----
Net operating revenue                     $23,678    $23,830     $70,443    $70,527

Station operating expense                  14,210     14,001      44,329     44,086
Depreciation and amortization               1,955      1,955       5,726      5,886
Corporate general and administrative           --         --          --         --
                                          -----------------------------------------
Operating profit                          $ 7,513    $ 7,874     $20,388    $20,555
                                          =========================================

    TELEVISION BROADCASTING SEGMENT          THREE MONTHS          NINE MONTHS
 (In thousands except per share data)            ENDED                ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------         -------------
                                            2001      2000        2001      2000
                                            ----      ----        ----      ----
Net operating revenue                     $2,573     $3,107      $7,741    $8,995

Station operating expense                  2,078      2,044       6,119     6,383
Depreciation and amortization                501        493       1,503     1,478
Corporate general and administrative          --         --          --        --
                                          ---------------------------------------
Operating profit (loss)                   $   (6)    $  570      $  119    $1,134
                                          =======================================

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

The Radio segment includes all 57 of the Company's radio stations and three radio information networks. The Television segment consists of 4 television stations and 2 low power television stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory.

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

THREE MONTHS ENDED                                      CORPORATE
   SEPTEMBER 30, 2001:          RADIO     TELEVISION    AND OTHER   CONSOLIDATED
                                -----     ----------    ---------   ------------
Net operating revenue          $23,678      $2,573            --       $26,251
Station operating expense       14,210       2,078            --        16,288
                               -----------------------------------------------
Station operating income         9,468         495            --         9,963
Corporate general and
   administrative                   --          --       $ 1,191         1,191
Depreciation and
   amortization                  1,955         501           150         2,606
                               -----------------------------------------------
Operating profit (loss)        $ 7,513      $   (6)      $(1,341)      $ 6,166
                               ===============================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


5. SEGMENT INFORMATION (CONTINUED)

THREE MONTHS ENDED                                    CORPORATE
   SEPTEMBER 30, 2000:         RADIO    TELEVISION    AND OTHER   CONSOLIDATED
                               -----    ----------    ---------   ------------
Net operating revenue         $22,371     $3,107            --      $25,478
Station operating expense      12,821      2,044            --       14,865
                              ---------------------------------------------
Station operating income        9,550      1,063            --       10,613
Corporate general and
   administrative                  --         --       $ 1,239        1,239
Depreciation and
   amortization                 1,699        493           94        2,286
                              ---------------------------------------------
Operating profit (loss)       $ 7,851     $  570       $(1,333)     $ 7,088
                              =============================================

NINE MONTHS ENDED                                      CORPORATE
   SEPTEMBER 30, 2001:         RADIO     TELEVISION    AND OTHER    CONSOLIDATED
                               -----     ----------    ---------    ------------
Net operating revenue         $ 69,317     $  7,741          --       $ 77,058
Station operating expense       43,286        6,119          --         49,405
                              ------------------------------------------------
Station operating income        26,031        1,622          --         27,653
Corporate general and
   administrative                   --           --     $ 4,086          4,086
Depreciation and
   amortization                  5,590        1,503         375          7,468
                              ------------------------------------------------
Operating profit (loss)       $ 20,441     $    119     $(4,461)      $ 16,099
                              ================================================
Total assets at
   September 30, 2001         $159,210     $ 26,033     $13,339       $198,582
                              ================================================

NINE MONTHS ENDED                                      CORPORATE
   SEPTEMBER 30, 2000:         RADIO     TELEVISION    AND OTHER    CONSOLIDATED
                               -----     ----------    ---------    ------------
Net operating revenue         $ 64,705     $ 8,995           --      $ 73,700
Station operating expense       39,304       6,383           --        45,687
                              -----------------------------------------------
Station operating income        25,401       2,612           --        28,013
Corporate general and
   administrative                   --          --      $ 3,903         3,903
Depreciation and
   amortization                  4,925       1,478          280         6,683
                              -----------------------------------------------
Operating profit (loss)       $ 20,476     $ 1,134      $(4,183)     $ 17,427
                              ===============================================
Total assets at
   September 30, 2000         $139,974     $26,759      $10,290      $177,023
                              ===============================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. DERIVATIVES

The Company uses interest rate swap agreements to reduce the risk of rising interest rates. Statement of Financial Accounting Standards No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities, was adopted by the Company effective January 1, 2001. Statement 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Upon adoption, the Company recorded a loss from the cumulative effect of an accounting change of approximately $93,000, net of an applicable tax benefit of approximately $50,000 in the statement of income.

Through March 30, 2001, the Company had interest rate swap agreements that contained cap agreements which disqualified their treatment as a hedge. Accordingly, the change in the fair value of the swaps were recognized through income and amounted to $262,000 for the period from January 1, 2001 to March 30, 2001.

Effective March 30, 2001, the cap agreements were terminated and a hedging memo was put in place which qualified the swap agreements as a cash flow hedge. Changes in the fair value were recognized in other comprehensive income. These agreements expired in September 2001.

In July 2001, the Company entered into two interest rate swap agreements with a total notional amount of $26,250,000 with an effective date of September 2001. In accordance with the terms of the swap agreements, the Company pays 4.11% calculated on a $26,250,000 notional amount. The Company receives LIBOR (2.59125% at September 30, 2001) calculated on a notional amount of $26,250,000. These agreements expire in March 2003.

In September 2001, the Company entered into two interest rate swap agreements with a total notional amount of $13,750,000. In accordance with the terms of the swap agreements, the Company pays 3.67% calculated on a $13,750,000 notional amount. The Company receives LIBOR (2.59125% at September 30, 2001) calculated on a notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increases to $40,000,000 with all other terms remaining the same. These agreements expire in September 2003.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


6. DERIVATIVES (CONTINUED)

The swap agreements will be used to convert the variable interest rate of a portion of bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce the risk to the Company of rising interest rates. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

Hedging memos were put in place, which qualified the swap agreements as cash flow hedges. As a result changes in the fair value are recognized in other comprehensive income.

The Company has recorded a liability on the balance sheet to record the fair value of the swap agreements at September 30, 2001.


7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption (January 1, 2002 for the Company).

We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements are expected to have a material impact on our 2002 financial statements. Application of the non-amortization provision of Statement 142 is expected to result in an annual decrease in amortization expense of approximately $3,000,000, based on broadcast licenses and other intangibles acquired prior to June 30, 2001. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect if any, of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The following discussion should be read together with the unaudited condensed consolidated financial statements and notes of Saga Communications, Inc. and its subsidiaries contained in this Form 10-Q.

GENERAL

    Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are based, in large part, on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

    During the years ended December 31, 2000 and 1999, and the nine month periods ended September 30, 2001 and 2000 our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2000 and 1999, Columbus accounted for an aggregate of 16% and 15%, respectively, and Milwaukee accounted for an aggregate of 22% of station operating income. For the nine months ended September 30, 2001 and 2000, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 24% and 23%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

    Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 2001 and 2000, approximately 81.5% and 80%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

    Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

    As of September 30, 2000 we owned and/or operated forty-eight radio stations, four TV stations, two LPTV stations and three radio information networks. As a result of acquisitions, as of September 30, 2001 we owned and/or operated fifty-seven radio stations, four TV stations, two LPTV stations, and three radio information networks.

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

         - April 1, 2001: an AM and FM radio station (WHAI-AM/FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

         - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

    For additional information with respect to these acquisitions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    The following tables summarize our results of operations for the three months ended September 30, 2001 and 2000. The as-reported amounts reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station amounts reflect only the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                                    As-Reported                         Same Station
                                                    -----------                         ------------
                                          Three Months Ended         %        Three Months Ended           %
                                            September 30,       Increase         September 30,         Increase
                                         2001         2000     (Decrease)      2001        2000       (Decrease)
                                         ----         ----     ----------      ----        ----       ----------
Net operating revenue                   $26,251      $25,478       3.03%      $24,312     $24,977       (2.66%)
Station operating expense*               16,288       14,865       9.57%       14,572      14,524         .33%
                                        --------------------                  -------------------
Station operating income                  9,963       10,613      (6.12%)       9,740      10,453       (6.82%)
Depreciation and amortization             2,606        2,286      14.00%        2,276       2,197        3.60%
Corporate general and administrative      1,191        1,239      (3.87%)       1,191       1,239       (3.87%)
                                        --------------------                  -------------------
Operating profit                          6,166        7,088     (13.01%)       6,273       7,017      (10.60%)
Interest expense                          1,896        1,781       6.46%
Other expense (income)                     (315)         (13)   2323.08%
Income taxes                              1,870        2,252     (16.96%)
                                        --------------------
Net income                              $ 2,715      $ 3,068     (11.51%)
                                        ====================
Earnings per share (diluted)            $   .16      $   .18     (11.11%)
                                        ====================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)


                                                As-Reported                        Same Station
                                                -----------                        ------------
                                  Three Months Ended         %         Three Months Ended         %
                                     September 30,        Increase        September 30,        Increase
                                    2001        2000     (Decrease)     2001        2000      (Decrease)
                                    ----        ----     ----------     ----        ----      ----------
Net operating revenue             $23,678     $22,371       5.84%     $21,739     $21,870        (.60%)
Station operating expense*         14,210      12,821      10.83%      12,494      12,480         .11%
                                  -------------------                 -------------------
Station operating income            9,468       9,550       (.86%)      9,245       9,390       (1.54%)
Depreciation and amortization       1,955       1,699      15.07%       1,625       1,610         .93%
                                  -------------------                 -------------------
Operating profit                  $ 7,513     $ 7,851      (4.31%)    $ 7,620     $ 7,780       (2.06%)
                                  ===================                 ===================


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                              As-Reported                         Same Station
                                              -----------                         ------------
                                  Three Months Ended         %          Three Months Ended         %
                                      September 30,      Increase          September 30,        Increase
                                   2001        2000     (Decrease)       2001        2000      (Decrease)
                                   ----        ----     ----------       ----        ----      ----------
Net operating revenue             $2,573      $3,107      (17.19%)      $2,573      $3,107       (17.19%)
Station operating expense*         2,078       2,044        1.66%        2,078       2,044         1.66%
                                  ------------------                    ------------------
Station operating income             495       1,063      (53.43%)         495       1,063       (53.43%)
Depreciation and amortization        501         493        1.62%          501         493         1.62%
                                  ------------------                    ------------------
Operating profit                  $   (6)     $  570     (101.05%       $   (6)     $  570      (101.05%)
                                  ==================                    ==================

--------

* Programming, technical, selling and station general and administrative expenses.


    For the three months ended September 30, 2001, net operating revenue was $26,251,000 compared with $25,478,000 for the three months ended September 30, 2000, an increase of $773,000 or 3%. Stations that we did not own or operate for the comparable period in 2000 generated an increase in our revenue of approximately $1,438,000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") decreased by approximately 3% ($665,000). This decrease was primarily the result of a general slowdown in the economy coupled with the September 11, 2001 terrorist attacks which resulted in several days of commercial free broadcasting at all of our stations, as well as the cancellation of a number of advertising contracts.

    Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,423,000 or 10% to $16,288,000 for the three months ended September 30, 2001, compared with $14,865,000 for the three months ended September 30, 2000. Approximately $1,375,000 or 97% of the increase was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2000. Station operating expense increased by approximately $48,000 or 0.3% on a same station basis.

    Operating profit decreased by $922,000 or 13% to $6,166,000 for the three months ended September 30, 2001, compared with $7,088,000 for the three months ended September 30, 2000. The decrease was primarily the result of the $773,000 increase in revenue offset by the $1,423,000 increase in station operating expense and a $320,000 or 14% increase in depreciation and amortization resulting principally from the recent acquisitions.

    We generated net income of approximately $2,715,000 ($0.16 per share on a diluted basis) during the three months ended September 30, 2001, compared with $3,068,000 ($0.18 per share on a diluted basis) for the three months ended September 30, 2000, a decrease of approximately $353,000. The decrease was principally the result of the $922,000 decrease in operating profit and a $115,000 increase in interest expense, partially offset by a $302,000 increase in other income and a $382,000 decrease in income tax expense. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. The increase in other income is primarily attributable to marking to market certain of our swap agreements.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    The following tables summarize our results of operations for the nine months ended September 30, 2001 and 2000. The as-reported amounts reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station amounts reflect only the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                                       As-Reported                             Same Station
                                                       -----------                             ------------
                                            Nine Months Ended            %          Nine Months Ended           %
                                              September 30,          Increase         September 30,         Increase
                                           2001          2000       (Decrease)      2001         2000      (Decrease)
                                           ----          ----       ----------      ----         ----      ----------
Net operating revenue                     $77,058      $73,700         4.56%      $72,388      $73,199       (1.11%)
Station operating expense *                49,405       45,687         8.14%       45,067       45,347        (.62%)
                                          --------------------                    --------------------
Station operating income                   27,653       28,013        (1.29%)      27,321       27,852       (1.91%)
Depreciation and amortization               7,468        6,683        11.75%        6,557        6,594        (.56%)
Corporate general and administrative        4,086        3,903         4.69%        4,086        3,903        4.69%
                                          --------------------                    --------------------
Operating profit                           16,099       17,427        (7.62%)      16,678       17,355       (3.90%)
Interest expense                            5,641        4,920        14.65%
Other expense (income)                         (5)       2,042      (100.24%)
Income taxes                                4,364        4,540        (3.88%)
                                          --------------------
Net income                                $ 6,099      $ 5,925         2.94%
                                          ====================
Earnings per share (diluted)              $   .37      $   .35         5.71%
                                          ====================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                               As-Reported                          Same Station
                                               -----------                          ------------
                                       Nine Months           %          Nine Months Ended          %
                                      September 30,       Increase         September 30,       Increase
                                    2001        2000     (Decrease)     2001        2000      (Decrease)
                                    ----        ----     ----------     ----        ----      ----------
Net operating revenue             $69,317     $64,705       7.13%     $64,647     $64,204         .69%
Station operating expense *        43,286      39,304      10.13%      38,948      38,964        (.04%)
                                  -------------------                 -------------------
Station operating income           26,031      25,401       2.48%      25,699      25,240        1.82%
Depreciation and amortization       5,590       4,925      13.50%       4,679       4,836       (3.25%)
                                  -------------------                 -------------------
Operating profit                  $20,441     $20,476       (.17%)    $21,020     $20,404        3.02%
                                  ===================                 ===================

TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                              As-Reported                         Same Station
                                              -----------                         ------------
                                  Nine Months Ended          %        Nine Months Ended          %
                                    September 30,        Increase        September 30,        Increase
                                   2001       2000      (Decrease)     2001       2000       (Decrease)
                                   ----       ----      ----------     ----       ----       ----------
Net operating revenue             $7,741     $8,995       (13.94%)    $7,741     $8,995       (13.94%)
Station operating expense *        6,119      6,383        (4.14%)     6,119      6,383        (4.14%)
                                  -----------------                   -----------------
Station operating income           1,622      2,612       (37.90%)     1,622      2,612       (37.90%)
Depreciation and amortization      1,503      1,478         1.69%      1,503      1,478         1.69%
                                  -----------------                   -----------------
Operating profit                  $  119     $1,134       (89.51%)    $  119     $1,134       (89.51%)
                                  =================                   =================


------------

* Programming, technical, selling and station general and administrative expenses.


    For the nine months ended September 30, 2001, net operating revenue was $77,058,000 compared with $73,700,000 for the nine months ended September 30, 2000, an increase of $3,358,000 or 5%. Stations that we did not own or operate for the comparable period in 2000 generated an increase in our revenue of approximately $4,169,000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") decreased by approximately 1% ($811,000). This decrease was primarily the result of a general slowdown in the economy, which primarily impacted our television segment.

    Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,718,000 or 8% to $49,405,000 for the nine months ended September 30, 2001, compared with $45,687,000 for the nine months ended September 30, 2000. Stations that we did not own or operate for the comparable period in 2000 generated an increase in station operating expense of approximately $3,998,000. Station operating expense decreased by approximately $280,000 or approximately 1% on a same station basis, primarily due to the decline in revenue.

    Operating profit decreased by $1,328,000 or 8% to $16,099,000 for the nine months ended September 30, 2001, compared with $17,427,000 for the nine months ended September 30, 2000. The decrease was primarily the result of the $360,000 decrease in station operating income, a $785,000 or 12% increase in depreciation and amortization resulting principally from the recent acquisitions and a $183,000 increase in corporate general and administrative charges.

    We generated net income of approximately $6,099,000 ($0.37 per share on a diluted basis) during the nine months ended September 30, 2001, compared with $5,925,000 ($0.35 per share on a diluted basis) for the nine months ended September 30, 2000, an increase of approximately $174,000. The increase was principally the result of a $2,047,000 decrease in other expense and a $176,000 decrease in income tax expense partially offset by the $1,328,000 decrease in operating profit, a $721,000 increase in interest expense. Other expense in 2000 included non recurring charges consisting of a $1,300,000 loss resulting from the sale of our equity in an investment in a group of radio stations in Reykjavik, Iceland, a $600,000 loss related to our equity in the operating results of that investment, and a $125,000 loss on the sale of a building in one of our markets. The increase in interest expense was principally the result of additional borrowings to finance acquisitions.


OUTLOOK

    The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

    Based on economic and market conditions as of October 29, 2001, for the quarter ending December 31, 2001 we anticipate net revenue of approximately $27,200,000, station operating expense of approximately $16,800,000, station operating income of approximately $10,400,000, operating profit of approximately $6,600,000, and net income of approximately $2,800,000 or $.17 per share on a diluted basis.

    Based on economic and market conditions as of October 29, 2001, for the year ending December 31, 2001 we anticipate net revenue of approximately $104,300,000, station operating expense of approximately $66,200,000, station operating income of approximately $38,100,000, operating profit of approximately $22,700,000, and net income of approximately $8,800,000 or $.53 per share on a fully diluted basis.

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "expects," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements involve a number of risks and uncertainties including, but not limited to, our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, the successful integration of acquired stations, regulatory matters, natural disasters, and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

    For a more complete description of the prominent risks and uncertainties inherent in our business, see "Business - Forward Looking Statements; Risk Factors" in our Form 10-K for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES


    As of September 30, 2001, we had $105,526,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

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

    At September 30, 2001, we had four interest rate swap agreements with the following terms:

         - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (2.59125% at September 30,
                  2001) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

         - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (2.59125% at September 30,
                  2001) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

         - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (2.59125% at September 30, 2001) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

         - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (2.59125% at September 30, 2001) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

    The swap agreements are used to convert the variable interest rate of a portion of our bank borrowings to a fixed interest rate. The swap agreements were entered into to reduce our risk of rising interest rates. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

    Approximately $3,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the nine months ended September 30, 2001. An aggregate increase in interest expense of approximately $3,000 has been recognized since the inception of the agreements.

    In September 2001, the following three swap agreements with the following terms expired:

         - Notional amount of $24,500,000. We paid 6.875% calculated on the notional amount. We received LIBOR calculated on the notional amount of $24,500,000.

         - Notional amount of $12,250,000. We paid 5.685% calculated on the notional amount. We received LIBOR calculated on the notional amount of $12,250,000.

         - Notional amount of $12,250,000. We paid 5.685% calculated on the notional amount. We received LIBOR calculated on the notional amount of $12,250,000.

    Approximately $496,000 in additional interest expense was recognized as a result of the interest rate swap agreements for the nine months ended September 30, 2001. An aggregate increase in interest expense of approximately $442,000 has been recognized since the inception of the agreements.

    During the nine months ended September 30, 2001 and 2000, we had net cash flows from operating activities of $14,990,000 and $15,985,000, respectively. We believe that cash flow from operations will be sufficient to meet our quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. If such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms.

    The following acquisitions in 2001 were financed through funds generated from operations, additional borrowings of $7,500,000 under the Credit Agreement, and the re-issuance of approximately $1,000,000 of our Class A Common Stock from Treasury shares:

         - July 1, 2001 we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

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

    In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2001 we have repurchased approximately $4,814,000 of our Class A Common Stock.

    We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

    Our capital expenditures for the nine months ended September 30, 2001 were approximately $5,130,000 ($4,092,000 in the comparable period in 2000). We anticipate our capital expenditures in 2001 to be approximately $8,000,000, which we expect to finance through funds generated from operations and/or additional borrowings under the Credit Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination that is completed after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption (January 1, 2002 for the Company).

    We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements will have a material impact on our 2002 financial statements. Application of the non-amortization provision of Statement 142 is expected to result in an annual decrease in amortization expense of approximately $3,000,000, based on broadcast licenses and other intangibles acquired prior to June 30, 2001. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


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


                                       SAGA COMMUNICATIONS, INC.


Date:  November 12, 2001               /s/ Samuel D. Bush
                                       ---------------------------
                                       Samuel D. Bush
                                       Vice President, Chief Financial
                                       Officer, and Treasurer
                                       (Principal Financial Officer)





Date:  November 12, 2001               /s/ Catherine A. Bobinski
                                       ---------------------------
                                       Catherine A. Bobinski
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)