Form 10-K
period 2001-12-31
SAGA COMMUNICATIONS INC
filed 2002-03-27
CIK 886136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for __________ to __________

Commission file number 1-11588

                            SAGA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       38-3042953
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          73 Kercheval Avenue
     Grosse Pointe Farms, Michigan                         48236
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
Title of each class                                      registered
----------------------------------------    ------------------------------------

Class A Common Stock, $.01 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

      Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $24.55 per share (the closing price of the Class A Common Stock on March 15, 2002 on the American Stock Exchange): $355,896,072.

      The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 15, 2002 was 14,536,808 and 1,888,296, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2002) is incorporated by reference in Part III hereof.

                                     PART I

ITEM 1. BUSINESS

      We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations.

RECENT DEVELOPMENTS

      Since January 1, 2001, we have acquired the following stations serving the markets indicated:

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

            - April 1, 2001: an AM and FM radio station (WHAI-AM and WHMQ-FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

            - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      In addition, in February 2002 we entered into an agreement to acquire an AM and FM radio station (WKNE-AM/FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market for approximately $9,075,000. This acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 2002.

      For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

BUSINESS

      As of March 15, 2002 we owned and/or operated four television stations and three low-power television stations serving three markets; three state radio networks; and thirty-six FM and twenty-one AM radio stations serving sixteen markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

      The following table sets forth information about our television stations and the markets they serve as of March 15, 2002:

                                                       2001
                                                       Market                                       Fall 2001
                                                       Ranking by                                   Station Ranking
                                                       Number of TV                                 (by
Station         Market (a)                             Households (b)         Station Affiliate     # of viewers) (b)
-------         ----------                             --------------         -----------------     -----------------
KOAM            Joplin, MO - Pittsburg, KS             145                    CBS                   1
WXVT            Greenwood - Greenville, MS             182                    CBS                   2
KAVU            Victoria, TX                           204                    ABC                   1
KVCT (c)        Victoria, TX                           204                    FOX                   2
KUNU-LP         Victoria, TX                           204                    Univision             3
KVTX-LP         Victoria, TX                           204                    Telemundo             N/R
KXTS-LP         Victoria, TX                           204                    NBC                   N/R

(a)   Actual city of license may differ from metro market actually served.

(b) Derived from Investing in Television Market Report 2001, based on A.C. Nielson ratings and data.

(c)   Station operated under the terms of a local marketing agreement ("LMA").

N/R   Station does not appear in Investing in Television Market Report 2001.

      The following table sets forth information about our radio stations and the markets they serve as of March 15, 2002:

                                     2001                                       Fall 2001
                                     Market                                     Target
                                     Ranking                                    Demographics
                                     by Radio                                   Ranking (by       Target
Station     Market (a)               Revenue (b)    Station Format              listeners) (c)    Demographics
-------     ----------               -----------    --------------              --------------    ------------
FM:
WSNY        Columbus, OH              29            Adult Contemporary                 1          Women 25-54
WKLH        Milwaukee, WI             34            Classic Hits                       2          Men 35-49
WLZR        Milwaukee, WI             34            Album Oriented Rock                1          Men 18-34
WJMR-FM     Milwaukee, WI             34            Urban Adult Contemporary           8          Women 25-49
WFMR        Milwaukee, WI             34            Classical                         10          Adults 45+
WNOR        Norfolk, VA               45            Album Oriented Rock                1          Men 18-34
WAFX        Norfolk, VA               45            Classic Hits                       1          Men 35-49
KSTZ        Des Moines, IA            76            Hot Adult Contemporary             2          Women 25-44
KIOA        Des Moines, IA            76            Oldies                             1          Adults 45-64
KAZR        Des Moines, IA            76            Album Oriented Rock                1          Men 18-34
KLTI        Des Moines, IA            76            Soft Adult Contemporary            2          Women 35-54
WAQY        Springfield, MA          108            Classic Rock                       1          Men 25-49
WLZX        Springfield, MA          108            Active Rock                        2(e)       Men 18-34
WHAI        Greenfield, MA           N/A            Adult Contemporary                 1          Women 18+
WZID        Manchester, NH           111            Adult Contemporary                 1          Adults 25-54
WQLL        Manchester, NH           111            Oldies                             4(e)       Adults 45-64
WMGX        Portland, ME             128            Adult Contemporary                 1          Women 25-54
WYNZ        Portland, ME             128            Oldies                             1          Adults 45-64
WPOR        Portland, ME             128            Country                            2          Adults 35+
WLRW        Champaign, IL            148            Hot Adult Contemporary             1          Women 18-49
WIXY        Champaign, IL            148            Country                            1          Adults 25-54
WKIO        Champaign, IL            148            Oldies                             2          Adults 45-64
WYMG        Springfield, IL          171            Classic Hits                     N/S          Men 25-54
WQQL        Springfield, IL          171            Oldies                           N/S          Adults 45-64
WDBR        Springfield, IL          171            Contemporary Hits                N/S          Women 18-34
WMHX        Springfield, IL          171            Adult Contemporary               N/S          Adults 25-49
WNAX        Sioux City IA            222            Country                          N/S          Adults 35+
WCVQ        Clarksville-             275            Hot Adult Contemporary             3          Women 18-49
            Hopkinsville, TN- KY
WVVR        Clarksville-             275            Country                            8          Adults 25-54
            Hopkinsville, TN- KY
WZZP        Clarksville-             275            Classic Hits                       3(e)       Men 35-49
            Hopkinsville, TN- KY
KISM        Bellingham, WA           N/A            Rock                             N/R          Men 25-49
KAFE        Bellingham, WA           N/A            Adult Contemporary               N/R          Women 25-54
KICD        Spencer, IA              N/A            Country                          N/R          Adults 35+
KLLT        Spencer, IA              N/A            Adult Contemporary               N/R          Adults 25-54
KMIT        Mitchell, SD             N/A            Country                          N/R          Adults 35+
KUQL        Mitchell, SD             N/A            Oldies                           N/R          Adults 45-64

(footnotes on next page)

                                     2001                                       Fall 2001
                                     Market                                     Target
                                     Ranking                                    Demographics
                                     by Radio                                   Ranking (by       Target
Station     Market (a)               Revenue (b)    Station Format              listeners) (c)    Demographics
-------     ----------               -----------    --------------              --------------    ------------
AM:
WVKO        Columbus, OH              29            Gospel                           N/A          Adults 35+
WJYI        Milwaukee, WI             34            Contemporary Christian           N/A          Adults 18+
WJOI        Norfolk, VA               45            Nostalgia                        N/A          Adults 45+
KRNT        Des Moines, IA            76            Nostalgia/Sports                   7          Adults 35+
KXTK        Des Moines, IA            76            Talk/Sports                      N/A          Adults 35+
WHMP        Springfield, MA          108            News/Talk                         11(d)       Adults 35+
WHNP        Springfield, MA          108            News/Talk                         11(d)       Adults 35+
WHMQ        Greenfield, MA           N/A            News/Talk                         11(d)       Adults 35+
WFEA        Manchester, NH           111            Nostalgia                          3(e)       Adults 45+
WGAN        Portland, ME             128            News/Talk                          1          Adults 35+
WZAN        Portland, ME             128            News/Talk                          10         Men 35-54
WBAE        Portland, ME             128            Nostalgia                        N/A          Adults 35+
WTAX        Springfield, IL          171            News/Talk                        N/S          Adults 35+
WLLM        Springfield, IL          171            Adult Standards                  N/S          Adults 45+
WNAX        Yankton, SD              222            Full Service/Country             N/S          Adults 35+
WDXN        Clarksville-             275            Talk                             N/R          Adults 35+
            Hopkinsville, TN- KY
WJMR-AM     Clarksville-             275            Urban Adult Contemporary           4          Women 35-54
            Hopkinsville, TN- KY
KGMI        Bellingham, WA           N/A            News/Talk                        N/R          Adults 35+
KPUG        Bellingham, WA           N/A            Sports/Talk                      N/R          Men 18+
KBAI        Bellingham, WA           N/A            Adult Standards                  N/R          Adults 45+
KICD        Spencer, IA              N/A            News/Talk                        N/R          Adults 35+

(a)   Actual city of license may differ from metro market actually served.

(b)   Derived from Investing in Radio 2001 Market Report.

(c)   Information derived from most recent available Arbitron Radio Market
      Report.

(d) Since stations are simulcast, ranking information pertains to the combined stations.

(e)   Tied for position.

N/A   Information is currently not available.

N/R   Station does not appear in Arbitron Radio Market Report.

N/S   Station is a non-subscriber to the Arbitron Radio Market Report.

STRATEGY

      Our strategy is to operate top billing radio and television stations in mid-sized markets. We prefer to operate in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of March 15, 2002, we owned and/or operated at least one of the top three billing stations in each of our radio and television markets for which independent data exists.

      Based on the most recent information available, 13 of the 36 FM radio stations and 1 of the 21 AM radio stations we own and/or operate were ranked number one (by number of listeners), and 2 of the 7 television stations we own and/or operate were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

      Our radio stations employ a variety of programming formats, including Classic Hits, Adult Contemporary, Album Oriented Rock, News/Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

      The television stations that we own and/or operate are comprised of two CBS affiliates, one ABC affiliate, one Fox affiliate, one Univision affiliate, one NBC affiliate and one Telemundo affiliate. In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise.

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

      Advertising rates charged by radio and television stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers; the number of stations in the market competing for the same demographic group; the supply of and demand for radio and television advertising time; and other qualitative factors, including rates charged by competing radio and television stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours, while television advertising rates are generally higher during prime time evening viewing periods. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market.

      Approximately 81% of our gross revenue in fiscal 2001 (80% in fiscal 2000) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

      Each of the our stations also engage national independent sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2001 was approximately $21,678,000 or 18.7% of our gross revenue (approximately $20,993,000 or 18.4% in fiscal 2000).

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

EMPLOYEES

      As of December 31, 2001, we had approximately 722 full-time employees and 302 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

      We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

FEDERAL REGULATION OF RADIO AND TELEVISION BROADCASTING

      INTRODUCTION. The ownership, operation and sale of radio and television stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see "Forward Looking Statements; Risk Factors" below.

      The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

      LICENSE RENEWAL. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the "two-step" renewal process. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

      The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station's FCC license expires:

                                                                                       Expiration Date of
Station                 Market(1)                   Power (Watts)(2)                   FCC Authorization
-------                 ---------                   ----------------                   -----------------
FM:
WSNY                    Columbus, OH                     50,000                        October 1, 2004
WKLH                    Milwaukee, WI                    50,000                        December 1, 2004
WLZR                    Milwaukee, WI                    50,000                        December 1, 2004
WFMR                    Milwaukee, WI                     6,000                        December 1, 2004
WJMR                    Milwaukee, WI                     6,000                        December 1, 2004
WNOR                    Norfolk, VA                      50,000                        October 1, 2003
WAFX                    Norfolk, VA                     100,000                        October 1, 2003
KSTZ                    Des Moines, IA                  100,000                        February 1, 2005
KIOA                    Des Moines, IA                  100,000                        February 1, 2005
KAZR                    Des Moines, IA                  100,000                        February 1, 2005
KLTI                    Des Moines, IA                  100,000                        February 1, 2005
WMGX                    Portland, ME                     50,000                        April 1, 2006
WYNZ                    Portland, ME                     25,000                        April 1, 2006
WPOR                    Portland, ME                     50,000                        April 1, 2006
WLZX                    Northampton, MA                   6,000                        April 1, 2006
WAQY                    Springfield, MA                  50,000                        April 1, 2006
WZID                    Manchester, NH                   50,000                        April 1, 2006
WQLL                    Manchester, NH                    6,000                        April 1, 2006
WYMG                    Springfield, IL                  50,000                        December 1, 2004
WQQL                    Springfield, IL                  50,000                        December 1, 2004
WDBR                    Springfield, IL                  50,000                        December 1, 2004
WMHX                    Lincoln, IL                      25,000                        December 1, 2004
WLRW                    Champaign, IL                    50,000                        December 1, 2004
WIXY                    Champaign, IL                    25,000                        December 1, 2004
WKIO                    Urbana, IL                       25,000                        December 1, 2004
WNAX                    Yankton, SD                     100,000                        April 1, 2005
KISM                    Bellingham, WA                  100,000                        February 1, 2006
KAFE                    Bellingham, WA                  100,000                        February 1, 2006
KICD                    Spencer, IA                     100,000                        February 1, 2005
KLLT                    Spencer, IA                      25,000                        February 1, 2005
WCVQ                    Fort Campbell, KY               100,000                        August 1, 2004
WZZP                    Hopkinsville,KY                   6,000                        August 1, 2004
WVVR                    Hopkinsville, KY                100,000                        August 1, 2004
KMIT                    Mitchell, SD                    100,000                        April 1, 2005
KUQL                    Wessington Springs, SD          100,000                        April 1, 2005
WHAI                    Greenfield, MA                    6,000                        April 1, 2006
WKNE(6)                 Keene, NH                        50,000                        April 1, 2006
WKVT(6)                 Brattleboro, NH                   6,000                        April 1, 2006

(footnotes on next page)

                                                                                       Expiration Date of
Station                 Market(1)                     Power (Watts)(2)                 FCC Authorization
-------                 ---------                     ----------------                 -----------------
AM:
WVKO                    Columbus, OH                      1,000                        October 1, 2004
WJYI                    Milwaukee, WI                     1,000                        December 1, 2004
WJOI                    Norfolk, VA                       1,000                        October 1, 2003
KRNT                    Des Moines, IA                    5,000                        February 1, 2005
KXTK                    Des Moines, IA                   10,000                        February 1, 2005
WGAN                    Portland, ME                      5,000                        April 1, 2006
WZAN                    Portland, ME                      5,000                        April 1, 2006
WBAE                    Portland, ME                      1,000                        April 1, 2006
WHNP                    Springfield, MA                   2,500(5)                     April 1, 2006
WHMP                    Northampton, MA                   1,000                        April 1, 2006
WFEA                    Manchester, NH                    5,000                        April 1, 2006
WTAX                    Springfield, IL                   1,000                        December 1, 2004
WLLM                    Lincoln, IL                       1,000(5)                     December 1, 2004
WNAX                    Yankton, SD                       5,000                        April 1, 2005
KGMI                    Bellingham, WA                    5,000                        February 1, 2006
KPUG                    Bellingham, WA                   10,000                        February 1, 2006
KBAI                    Bellingham, WA                    1,000(5)                     February 1, 2006
KICD                    Spencer, IA                       1,000                        February 1, 2005
WJMR                    Fort Campbell, KY                 1,000(5)                     August 1, 2004
WDXN                    Clarksville, TN                   1,000(5)                     August 1, 2004
WHMQ                    Greenfield, MA                    1,000                        April 1, 2006
WKNE(6)                 Keene, NH                         5,000                        April 1, 2006
WKVT(6)                 Brattleboro, NH                   1,000                        April 1, 2006
TV/CHANNEL:
KOAM (Ch 7)             Joplin, MO/Pittsburg, KS        316,000(vis), 61,600 (aur)     June 1, 2006
KAVU (Ch 25)            Victoria, TX                  2,140,000(vis), 214,000(aur)     August 1, 2006
KVCT(3) (Ch 19)         Victoria, TX                    155,000(vis), 15,500(aur)      August 1, 2006
KUNU-LP(4) (Ch 21)      Victoria, TX                      1,000(vis)                   August 1, 2006
KVTX-LP(4) (Ch 45)      Victoria, TX                      1,000(vis)                   August 1, 2006
KXTS-LP(4) (Ch 41)      Victoria, TX                      1,000(vis)                   August 1, 2006
WXVT (Ch 15)            Greenville, MS                2,746,000(vis), 549,000(aur)     June 1, 2005

(1) Some stations are licensed to a different community located within the market that they serve.

(2) Some stations are licensed to operate with a combination of effective radiated power ("ERP") and antenna height which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual ("vis") and aural ("aur") components. WVKO(AM), KXTK(AM), KPUG(AM), KGMI(AM), and KBAI(AM) operate with lower power at night than the power shown.

(3) We program this station pursuant to a local marketing agreement with the licensee of KVCT, Surtsey Productions, Inc. See note 12 of the Consolidated Financial Statements for additional information on the relationship with Surtsey Productions, Inc.

(4) KUNU-LP, KXTS-LP and KVTX-LP are "low power" television stations that operate as "secondary" stations (i.e., if they conflict with the operations of a "full power" television station, the low power stations must change their facilities or terminate operations).

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

      Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, "Aliens"). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Since we serve as a holding company for our various radio station subsidiaries, we cannot have more than 25% of our stock owned or voted by Aliens.

      The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. The FCC's rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain in the Designated Market Area ("DMA") in which the communities of license of the TV stations in question are located, and
(b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC's rules. Under certain circumstances, a television station may merge with a "failed" or "failing" station or an "unbuilt" station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected ("Qualifying Market"). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or LMA's count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC's multiple ownership rules. LMA's entered into before November 5, 1996, are grandfathered until 2004. As a result of the FCC's rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban).

      We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence ("ADI") markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called "national television station ownership rule" was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market.

      Under the Communications Act, we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

Number of
Stations In
Radio Market      Number of Stations We Can Own
------------      --------------------------------------------------------------------
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

      The FCC has increased its scrutiny of some proposed acquisitions and mergers on antitrust grounds and has initiated a policy of placing a "flag" soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. The FCC has flagged proposed transactions that would result in one entity controlling 50% or more of the advertising revenues in the relevant Arbitron radio market or two entities controlling 70% or more of the advertising revenues in the radio market. The FCC uses revenue data supplied by BIA Research, Inc. ("BIA"). On November 9, 2001, the FCC released a Notice of Proposed Rule Making and Further Notice of Proposed Rule Making that commenced a comprehensive examination of its rules and policies concerning multiple ownership of radio stations in local markets and established an interim policy to clarify the review criteria for currently pending and future applications. The FCC will continue to "flag" applications that in its view raise competitive concerns. In making its competitive analysis of flagged applications, the FCC will examine (1) product market definition, (2) geographic definition, (3) market participants, (4) market shares and concentration, (5) barriers to entry, (6) potential adverse competitive effects, and (7) efficiencies and other public interest benefits. As a result of these new policies, we may not be permitted to acquire additional radio stations in markets where we own stations that earn 50% or more of the revenues in that market as reported by BIA or where we and another broadcast company garner 70% or more of the revenues in the market. We cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

      New rules to be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding.

      In March 2002, the FCC issued a Second Further Notice of Proposed Rule Making wherein it sought comment on the procedures it should use to license "non-reserved" broadcast channels (i.e., those FM channels not specifically reserved for noncommercial use) in which both commercial and noncommercial educational ("NCE") entities have an interest. The FCC suggested several options for treating the exempt entities. The first option would be simply to hold NCE entities ineligible for licenses for non-reserved channels. The second option would be to permit NCE entities the opportunity to acquire licenses for non-reserved channels when there is no conflict with commercial entities. The third option would be to provide NCE entities the opportunity to reserve additional channels in the Table of Allotments through reservation criteria that are more relaxed than the current criteria. If the FCC were to adopt the third option, our ability to apply for new radio authorizations could be limited where an NCE entity expressed interest in the use of the new channel.

      The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, three of our officers and directors have an attributable interest in companies applying for or licensed to operate broadcast stations other than us.

      On January 19, 2001, the FCC revised its ownership attribution rules to
(a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) create a new equity/debt plus ("EDP") rule that attributes the other media interests of an otherwise passive investor if the investor is
(1) a "major-market program supplier" that supplies over 15% of a station's total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC's multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the "single majority shareholder exemption" which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable. Minority interests acquired before the date of adoption of the reconsideration decision were grandfathered. As a result, the broadcast interests of purchasers of 5% or more of our voting stock acquired after the date of the FCC's decision would be attributed to us, and vice versa.

      In addition to the FCC's multiple ownership rules, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to examine proposed transactions for compliance with antitrust statutes and guidelines. The Antitrust Division has become more active recently in reviewing proposed acquisitions. It has issued "civil investigative demands" and obtained consent decrees requiring the divestiture of stations in a particular market based on antitrust concerns.

      PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest". Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children's Television Act and the FCC's rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee's programming (and to present at least three hours per week of "core" educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file annually a report with the FCC on these programs and related matters. On January 1, 1998, a new FCC rule became effective which requires television stations to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      LOCAL MARKETING AGREEMENTS. As is common in the industry, we have entered into what have commonly been referred to as Local Marketing Agreements, or "LMA's". While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its station and assures compliance with applicable FCC rules and policies. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television LMA's. We currently have a television LMA in the Victoria, Texas, market. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, we believe that the LMA is "grandfathered" under the FCC's rules and need not be terminated earlier than 2004. See "Ownership Matters" above.

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

      The FCC's rules provide for the conversion by all U.S. television broadcasters to digital television ("DTV"), including build-out construction schedules, NTSC (current system) and DTV channel simulcasting, and the return of analog (NTSC) channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. As a general principal, our television stations are required to convert their operations to DTV by May 1, 2002, and to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. On November 15, 2001, the FCC released a Memorandum Opinion and Order on Reconsideration that temporarily deferred its earlier requirement that commercial broadcasters replicate their entire current grade B NTSC analog service area with their DTV signal by December 31, 2004, or lose interference protection to the unreplicated areas. As a result of this decision licensees can now construct and operate facilities that offer DTV services to serve at least their communities of license while retaining interference protection to their allotted service areas. The FCC temporarily deferred it requirement that stations granted construction permits for maximized facilities construct such facilities by May 1, 2002, in order to retain interference protection. The FCC temporarily deferred its requirement that commercial stations with both analog and DTV channel assignments elect by December 31, 2003, which channel they will use for their post-transition DTV channel. The FCC said it would in the future set new dates (no later than December 31, 2006 or the date by which 85% of the television households in a licensee's market are capable of receiving DTV signals, whichever is later) for replication, maximization and channel election. Starting on April 1, 2003, a DTV station must provide a DTV signal at least 50% of the time it transmits an analog signal; on April 1, 2004, 75%; and on April 1, 2005, 100%. Commercial DTV stations must meet increased city-grade signal strength requirements by December 31, 2004.

      Under the Balanced Budget Act, the FCC is authorized to extend the December 31, 2006, deadline if (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV and the FCC determines that such stations have "exercised due diligence" in attempting to convert to DTV; or (2) less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. KOAM-TV will convert its NTSC operations on Channel 7 to DTV Channel 13. KAVU-TV will convert its NTSC operations on Channel 25 to DTV Channel 15. WXVT will convert its NTSC operations on Channel 15 to DTV Channel 17. Brokered Station KVCT has sought FCC approval to convert its NTSC operations on Channel 19 to DTV Channel
11. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station can immediately assert its right to carriage on a local cable television system; however, the FCC decided that a television station may not assert a right to carriage of both its analog and DTV channels. The FCC requested further information from the public on this issue. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.

      LOW POWER AND CLASS A TELEVISION STATIONS. In the Community Broadcasters Protection Act of 1999, Congress authorized the FCC to create a new class of commercial television station. Currently, the service areas of low power television ("LPTV") stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as "Class A Television Stations" whose signal contours would be protected against interference from other stations. Stations deemed "Class A Stations" by the FCC would thus be protected from interference. We own three operating LPTV stations, KUNU-LP, KVTX-LP, and KXTS-LP, Victoria, Texas. None of the stations qualifies under the FCC's established criteria for Class A Status.

      The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station's consent. A local television broadcaster must make a choice every three years whether to proceed under the "must-carry" rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. As noted above, such must-carry rights will extend to the new DTV signal to be broadcast by our stations, but will not extend simultaneously to the analog signal.

      LOW POWER FM RADIO. The FCC has created a new "low power radio service" ("LPFM"). The FCC will authorize the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power ("ERP") with antenna height above average terrain ("HAAT") at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC's ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations will be allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has begun granting construction permits for LPFM stations. We cannot predict what, if any, adverse effect future LPFM stations may have on our FM stations.

      DIGITAL AUDIO RADIO SATELLITE SERVICE. The FCC has adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." The FCC has granted two nationwide licenses, one to XM Satellite Radio which began broadcasting in May 2001, and a second to Sirius Satellite Radio. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its infant stage, we cannot predict whether, or the extent to which, it will have an adverse impact on our business.

      SATELLITE CARRIAGE OF LOCAL TV STATIONS. The Satellite Home Viewer Improvement Act ("SHVIA"), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are "unserved" by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVIA, "unserved" means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U. S. Court of Appeals for the District of Columbia upheld the FCC's rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the "carry one, carry all" rule.

      PROPOSED CHANGES. The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect us and the operation and ownership of our broadcast properties. New application processing rules adopted by the FCC might require us to apply for facilities modifications to our standard broadcast stations in future "window" periods for filing applications or result in the stations being "locked in" with their present facilities. The Balanced Budget Act of 1997 authorizes the FCC to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require us to bid for the use of certain frequencies. Proposals are pending in Congress to repeal the FCC's ban restricting broadcasters from owning newspapers in the same market. On September 13, 2001, the FCC initiated a proceeding to review its rule barring common ownership of a broadcast station and daily newspaper in the same market, and to consider whether or to what extent the rule should be revised.

      On November 1, 1999, the FCC released a Notice of Proposed Rule Making that is the initial step in its plan to authorize digital audio broadcasting systems ("DAB"). On December 3, 2001, the National Radio Systems Committee
(NRSC) submitted a report entitled Evaluation of the iBiquity Digital Corporation (iBiquity) IBOC [In-Band-On-Channel] System, Part I - FM IBOC. This is the only terrestrial DAB system currently under consideration by the Commission. On December 6, 2001, iBiquity submitted its FM IBOC test results to the FCC. The FCC has sought comment on the NRSC report, conclusions, and recommendations concerning the iBiquity System. We cannot predict when the FCC will act or whether it will adopt the iBiquity system, or its impact on the operations of our stations. Presumably, our stations would be required to purchase and install new equipment so that the stations could transmit digital signals in addition to their current analog signals.

      The FCC on January 13, 1999 released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a "summit" was held at the FCC's headquarters to continue this initiative where participants considered the advertising study's recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser's budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on us.

      Congress, the courts and the FCC have recently taken actions that may lead to the provision of video services by telephone companies. The 1996 Telecommunications Act has lifted previous restrictions on a local telephone company providing video programming directly to customers within the telephone company's service areas. The law now permits a telephone company to distribute video services either under the rules applicable to cable television systems or as operators of so-called "wireless cable" systems as common carriers or under new FCC rules regulating "open video systems" subject to common carrier regulations. We cannot predict what effect these services may have on us. Likewise, we cannot predict what other changes might be considered in the future, nor can we judge in advance what impact, if any, such changes might have on our business.

      In 2001, repeating a similar 1998 decision, the U. S. Court of Appeals for the D. C. Circuit invalidated on constitutional grounds a portion of the FCC's revised Equal Employment Opportunity ("EEO") regulations. In light of the Court's action, the FCC suspended the requirement that licensees comply with its EEO rules. In response to the decision, in December 2001, the FCC proposed new EEO rules that would require broadcast licensees and cable entities, including multichannel video programming distributors, to recruit for every full-time vacancy in a manner designed to achieve broad outreach. The proposed rules would require the implementation of two supplemental measures: (1) sending job vacancy announcements to recruitment organizations that request them; and (2) selecting from a menu of non-vacancy specific outreach approaches, such as job fairs, internship programs and interaction with educational and community groups. All broadcasters would be required to file annual employment reports. We cannot predict whether the new rules will be adopted, the form they may take, or if new rules are adopted, the impact of the rules on us.

EXECUTIVE OFFICERS

      Our current executive officers are:

       Name                   Age        Position
       ----                   ---        --------
Edward K. Christian           57         President, Chief Executive Officer
                                         and Chairman; Director

Steven J. Goldstein           45         Executive Vice President and
                                         Group Program Director

Warren Lada                   47         Senior Vice President, Operations

Samuel D. Bush                44         Vice President, Chief Financial
                                         Officer and Treasurer

Marcia K. Lobaito             53         Vice President,
                                         Corporate Secretary, and
                                         Director of Business Affairs

Catherine A. Bobinski         42         Vice President, Chief Accounting
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

      As of December 31, 2001 the studios and offices of 17 of our 21 operating locations, as well as our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in one to 10 years. We own or lease our transmitter and antenna sites, with lease terms that expire in one to 87 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Class A Common Stock trades on the American Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

      Year                                           High                    Low
      ----------------------                        ------                 ------
      2000:
          First Quarter                             $25.00                 $16.50
          Second Quarter                            $22.81                 $17.75
          Third Quarter                             $25.00                 $13.88
          Fourth Quarter                            $17.25                 $12.75
      2001:
          First Quarter                             $20.35                 $13.75
          Second Quarter                            $23.74                 $15.00
          Third Quarter                             $23.74                 $15.90
          Fourth Quarter                            $21.95                 $15.80

      As of March 15, 2002, there were approximately 135 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
                                                -----------------------------------------------------------------------
                                                2001(1)(2)      2000(1)(3)     1999(1)(4)     1998(1)(5)     1997(1)(6)
                                                ----            ----           ----           ----           ----
                                                                (In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue                            $103,956        $101,746        $90,020        $75,871        $66,258
Station Operating Expense (excluding
    depreciation, amortization, corporate
    general and administrative)                    66,640          62,487         56,552         48,544         43,796
                                                ---------        --------        -------        -------        -------
Station Operating Income (excluding
    depreciation, amortization, corporate
    general and administrative)                    37,316          39,259         33,468         27,327         22,462

Depreciation and Amortization                      10,110           9,019          8,022          6,420          5,872
Corporate General and Administrative                5,421           5,101          5,095          4,497          3,953
                                                ---------        --------        -------        -------        -------
Operating Profit                                   21,785          25,139         20,351         16,410         12,637
Interest Expense                                    7,037           6,793          5,988          4,609          4,769
Net Income                                       $  8,565        $  8,650        $ 8,552        $ 6,351        $ 4,492
Basic Earnings Per Share                         $    .52        $    .53        $   .52        $   .40        $   .28
Cash Dividends Declared Per Common
    Share                                              --              --             --             --             --
Weighted Average Common Shares                     16,378          16,434         16,315         15,896         15,796
Diluted Earnings Per Share                       $    .51        $    .52        $   .51        $   .39        $   .28
Weighted Average Common Shares and
    Common Equivalents                             16,710          16,792         16,665         16,238         16,110

OTHER DATA:
After-Tax Cash Flow (7)                          $ 21,000        $ 21,515        $17,585        $14,328        $11,083
After-Tax Cash Flow Per Share-Basic              $   1.28        $   1.31        $  1.08        $   .90        $   .70
After-Tax Cash Flow Per Share-Diluted            $   1.26        $   1.28        $  1.06        $   .88        $   .69

                                                                              December 31,
                                                -----------------------------------------------------------------------
                                                2001(1)(2)      2000(1)(3)     1999(1)(4)     1998(1)(5)     1997(1)(6)
                                                ----            ----           ----           ----           ----
                                                                             (In thousands)
BALANCE SHEET DATA:
    Working Capital                             $ 24,083        $ 20,793       $22,756        $15,255        $ 1,587
    Net Fixed Assets                              55,169          47,672        44,455         35,564         34,028
    Net Intangible and Other Assets              112,033         100,390        84,901         70,505         60,886
    Total Assets                                 202,721         179,424       162,496        130,013        112,433
    Long-term Debt Including Current Portion     105,501          94,641        85,774         70,906         61,605
    Equity                                        75,062          65,618        59,102         44,723         38,255

----------
(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In each of December 1999, June 1998, and April 1997 we consummated five-for-four splits of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2) Reflects the results of WCVQ, WVVR, WZZP, WDXN and WJMR, acquired in February 2001; WHAI and WHMQ, acquired in April 2001; and KMIT and KUQL, acquired in July 2001.

(3) Reflects the results of KICD AM/FM and KLLT, acquired in January 2000; WKIO, acquired in July 2000; and WHMP and WLZX, acquired in August 2000.

(4) Reflects the results of KAFE and KPUG, acquired in January 1999; Michigan Farm Radio Network, acquired in January 1999; KAVU and KUNU, acquired in April 1999 and the results of a local marketing agreement for KVCT which began in April 1999; KBAI, acquired in May 1999; WXVT, acquired in July 1999.

(5) Reflects the results of Michigan Radio Network, acquired in March 1998; and KGMI and KISM, acquired in December 1998.

(6) Reflects the results of KAZR, acquired in March 1997; KLTI, acquired in April 1997 and the results of a local marketing agreement for KLTI which began in January 1997; WDBR, WMHX, WTAX, and WLLM, acquired in May 1997; WFMR and WJMR, acquired in May 1997; WQLL, acquired in November 1997, and the results of a local marketing agreement for WQLL which began in July 1997; and the Illinois Radio Network, acquired in November 1997.

(7) Defined as net income plus depreciation, amortization (excluding film rights), other (income) expense, and deferred taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with Item 6. Selected Financial Data and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

GENERAL

      Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. For additional information about advertising rates, see Item 1. Business - Advertising Sales. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

      During the years ended December 31, 2001, 2000 and 1999, none of our operating locations represented more than 15% of our station operating income (i.e., net operating revenue less station operating expense), other than the Columbus, Ohio and Milwaukee, Wisconsin stations. For the years ended December 31, 2001, 2000 and 1999, Columbus accounted for an aggregate of 15%, 16% and 15%, respectively, and Milwaukee accounted for an aggregate of 23%, 22%, and 22%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on our operating results as a whole.

      Because audience ratings in the local market are crucial to a station's financial success, we endeavor to develop strong listener/viewer loyalty. We believe that the diversification of formats on our radio stations helps insulate us from the effects of changes in musical tastes of the public on any particular format.

      The number of advertisements that can be broadcast without jeopardizing listening/viewing levels (and the resulting ratings) is limited in part by the format of a particular radio station and, in the case of television stations, by restrictions imposed by the terms of certain network affiliation and syndication agreements and, with respect to children's programs, federal regulation. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

      In the broadcasting industry, stations often utilize trade (or barter) agreements to generate advertising time sales in exchange for goods or services used or useful in the operation of the stations, instead of for cash. We minimize our use of trade agreements and historically have sold over 95% of our advertising time for cash.

      Most advertising contracts are short-term and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 2001, approximately 81% of our gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative that specializes in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months comprising the first quarter.

      The following tables summarize our results of operations for the three years ended December 31, 2001. The as-reported amounts reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station amounts reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                                                          2001 vs. 2000             2000 vs. 1999
                                                                     -------------------------------------------------
                                                                         As-         Same          As-         Same
                                    Years Ended December 31,          Reported     Station      Reported     Station
                            -------------------------------------    % Increase   % Increase   % Increase   % Increase
                               2001           2000          1999     (Decrease)   (Decrease)   (Decrease)   (Decrease)
                            ------------------------------------------------------------------------------------------
Net operating revenue       $ 103,956       $101,746      $90,020       2.17%       (3.22%)      13.03%        6.79%
Station operating
  expense *                    66,640         62,487       56,552       6.65%       (1.57%)      10.49%        2.78%
                            ---------       --------      -------
Station operating
  income                       37,316         39,259       33,468      (4.95%)      (5.79%)      17.30%       13.45%
Corporate G&A                   5,421          5,101        5,095       6.27%         N/A          .12%         N/A
Depreciation and
  amortization                 10,110          9,019        8,022      12.10%       (1.48%)      12.43%        1.13%
                            ---------       --------      -------
Operating profit               21,785         25,139       20,351     (13.34%)      (9.72%)      23.53%       16.81%
Interest expense                7,037          6,793        5,988       3.59%                    13.44%
Other (income) expense            (17)         2,104          269        N/A                       N/A
Income taxes                    6,200          7,592        5,542     (18.34%)                   36.99%
                            ---------       --------      -------
Net income                  $   8,565       $  8,650      $ 8,552       (.98%)                    1.15%
                            =========       ========      =======

* Programming, technical, selling and station general and administrative expenses

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                                                          2001 vs. 2000             2000 vs. 1999
                                                                     -------------------------------------------------
                                                                         As-         Same          As-         Same
                                    Years Ended December 31,          Reported     Station      Reported     Station
                            -------------------------------------    % Increase   % Increase   % Increase   % Increase
                               2001           2000          1999     (Decrease)   (Decrease)   (Decrease)   (Decrease)
                            ------------------------------------------------------------------------------------------
Net operating revenue       $  93,094       $ 89,127      $80,167       4.45%       (1.67%)      11.18%        6.78%
Station operating
  expense *                    58,317         53,886       49,823       8.22%       (1.30%)       8.16%        3.19%
                            ---------       --------      -------
Station operating
  income                       34,777         35,241       30,344      (1.32%)      (2.23%)      16.14%       13.19%
Corporate G&A                      --             --           --        N/A          N/A          N/A          N/A
Depreciation and
  amortization                  7,541          6,680        6,056      12.89%       (5.60%)      10.30%         .96%
                            ---------       --------      -------
Operating profit            $  27,236       $ 28,561      $24,288      (4.64%)      (1.48%)      17.59%       16.24%
                            =========       ========      =======

TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                                                          2001 vs. 2000             2000 vs. 1999
                                                                     -------------------------------------------------
                                                                         As-         Same          As-         Same
                                    Years Ended December 31,          Reported     Station      Reported     Station
                            -------------------------------------    % Increase   % Increase   % Increase   % Increase
                               2001           2000          1999     (Decrease)   (Decrease)   (Decrease)   (Decrease)
                            ------------------------------------------------------------------------------------------
Net operating revenue       $  10,862       $ 12,619      $ 9,853      (13.92%)     (13.92%)     28.07%        4.27%
Station operating
  expense *                     8,323          8,601        6,729      (3.23%)      (3.23%)      27.82%       (2.58%)
                            ---------       --------      -------
Station operating
  income                        2,539          4,018        3,124      (36.81%)     (36.81%)     28.62%       17.51%
Corporate G&A                      --             --           --        N/A          N/A          N/A          N/A
Depreciation and
  amortization                  2,021          1,963        1,525       2.95%        2.95%       28.72%        2.34%
                            ---------       --------      -------
Operating profit            $     518       $  2,055      $ 1,599      (74.79%)     (74.79%)     28.52%       29.19%
                            =========       ========      =======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      For the year ended December 31, 2001, net operating revenue was $103,956,000 compared with $101,746,000 for the year ended December 31, 2000, an increase of $2,210,000 or 2%. Stations that we did not own or operate for the entire comparable period in 2000 generated an increase in our revenue of approximately $5,436,000. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") decreased by approximately 3% ($3,226,000). The decrease in same station revenue was primarily the result of a combination of a general slowdown in the advertising sector coupled with the effects of the tragic events of September 11, 2001, which not only curtailed radio and television advertising for the days following the terrorist attacks, but also had a significant negative effect on the fourth quarter 2001 advertising sales.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $4,153,000 or 7% to $66,640,000 for the year ended December 31, 2001, compared with $62,487,000 for the year ended December 31, 2000. Stations that we did not own or operate for the entire comparable period in 2000 generated an increase in station operating expense of approximately $5,117,000. Station operating expense decreased by approximately $964,000 or 2% on a same station basis, primarily due to the decline in revenue.

      Operating profit decreased by $3,354,000 or 13% to $21,785,000 for the year ended December 31, 2001 compared to $25,139,000 for the year ended December 31, 2000. The decrease was primarily the result of the $1,943,000 decrease in station operating income, a $1,091,000 or 12% increase in depreciation and amortization expense and a $320,000 increase in corporate general and administrative charges. The increase in depreciation and amortization charges was principally the result of recent acquisitions.

      We generated net income in the amount of approximately $8,565,000 ($0.51 per share on a fully diluted basis) during the year ended December 31, 2001 compared with $8,650,000 ($0.52 per share on a fully diluted basis) for the year ended December 31, 2000, a decrease of approximately $85,000 or 1%. The decrease was the result of the $3,354,000 decrease in operating profit and a $244,000 increase in interest expense, offset by a $2,121,000 decrease in other expense and a $1,392,000 decrease in income tax expense. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. Other expense in 2000 included non-recurring charges consisting of $1,300,000 loss resulting from the sale of our equity in an investment in a group of radio stations in Reykjavik, Iceland, a $600,000 loss related to our equity in the operating results of that investment and a $125,000 loss on the sale of a building in one of our markets. The decrease in income tax expense and the effective tax rate was the result of lower pre-tax income in 2001, the nondeductible capital loss realized in 2000 on the sale of the equity investment, and the related equity in the operations of that investment during the first six months of 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      For the year ended December 31, 2000, net operating revenue was $101,746,000 compared with $90,020,000 for the year ended December 31, 1999, an increase of $11,726,000 or 13%. Approximately $5,899,000 or 50% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 1999. The balance of the increase in net operating revenue of approximately $5,827,000 was attributable to stations we owned and operated for at least two years, representing a 7% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates at a majority of our stations. Improvements were noted in most of our markets on a comparable station/comparable period basis.

      Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $5,935,000 or 11% to $62,487,000 for the year ended December 31, 2000, compared with $56,552,000 for the year ended December 31, 1999. Of the total increase, approximately $4,446,000 or 75% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 1999. The remaining balance of the increase in station operating expense of $1,489,000 represents a total increase in station operating expense of 3% for the year ended December 31, 2000 compared to the year ended December 31, 1999 on a comparable station/comparable period basis.

      Operating profit for the year ended December 31, 2000 was $25,139,000 compared to $20,351,000 for the year ended December 31, 1999, an increase of $4,788,000 or 24%. The improvement was the result of the $11,726,000 increase in net operating revenue, offset by the $5,935,000 increase in station operating expense and a $997,000 or 12% increase in depreciation and amortization. The increase in depreciation and amortization charges was principally the result of recent acquisitions.

      We generated net income in the amount of approximately $8,650,000 ($0.52 per share on a fully diluted basis) during the year ended December 31, 2000 compared with $8,552,000 ($0.51 per share on a fully diluted basis) for the year ended December 31, 1999, an increase of approximately $98,000 or 1%. The increase was the result of the $4,788,000 improvement in operating profit, offset by a $805,000 increase in interest expense, a $1,835,000 increase in other expense, and a $2,050,000 increase in income tax expense. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. The increase in other expense was principally the result of non-recurring charges, including a $1,300,000 loss resulting from the sale of our equity in an investment in Reykjavik, Iceland, and a $125,000 loss on the sale of a building in one of our markets. Additionally, we had non-recurring income of $500,000 during the year ended December 31, 1999 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in income tax expense and the effective tax rate was directly associated with our improved operating performance and the result of the nondeductible capital loss realized on the sale of the equity investment, and the related equity in the operations of that investment during the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, we had $105,501,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement at December 31, 2001.

      Our Credit Agreement has three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

      As of December 31, 2001 we had $105,000,000 outstanding under the Term Loan. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

      We use interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements are used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate.

      At December 31, 2001, we had four interest rate swap agreements with the following terms:

            - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.90375% at December 31,
                  2001) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

            - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.90375% at December 31,
                  2001) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

            - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.90375% at December 31, 2001) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

            - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.90375% at December 31, 2001) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

      Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $145,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the year ended December 31, 2001. An aggregate increase in interest expense of approximately $145,000 has been recognized since the inception of the agreements. The fair value of these swap agreements at December 31, 2001 was approximately ($510,000), which has been recorded as a liability in our balance sheet.

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

      Approximately $496,000 in additional interest expense was recognized as a result of the interest rate swap agreements for the year ended December 31, 2001. An aggregate increase in interest expense of approximately $442,000 had been recognized since the inception of the agreements.

      During the years ended December 31, 2001, 2000 and 1999, we had net cash flows from operating activities of $21,258,000, $21,074,000 and $16,481,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      The following acquisitions in 2001 were financed through funds generated from operations, $11,250,000 of additional borrowings under the Credit agreement and the re-issuance of approximately $1,000,000 of our Class A Common Stock from treasury:

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

      - April 1, 2001: an AM and FM radio station (WHAI-FM and WHMQ-AM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

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

      - July 17, 2000: an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $6,800,000.

      - August 30, 2000: an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northampton, Massachusetts market for approximately $12,000,000.

      In addition, in February 2002 we entered into an agreement to acquire an AM and FM radio station (WKNE-AM/FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market for approximately $9,075,000. This acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the second quarter of 2002.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. See Item 1. Business
- Strategy.

      In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2001 we have repurchased 326,627 shares of our Class A Common Stock for approximately $4,814,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2001 were approximately $8,479,000 ($5,401,000 in 2000). We anticipate capital expenditures in 2002 to be approximately $4,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

                                                                    PAYMENTS DUE BY PERIOD
                                                                        (IN THOUSANDS)
                                                ------------------------------------------------------------
     CONTRACTUAL CASH         APPLICABLE
   OBLIGATIONS AND OTHER      NOTE(S) TO
        COMMERCIAL            FINANCIAL                     LESS THAN 1    1 TO 3       4 TO 5       AFTER 5
       COMMITMENTS:           STATEMENTS          TOTAL        YEAR         YEARS        YEARS        YEARS
------------------------------------------------------------------------------------------------------------
Long Term Debt                    4             $105,501      $   275      $26,476      $34,125      $44,625
Operating Leases                 14                4,582        1,424        1,480          471        1,207
Acquisition Commitments          16                9,075        9,075           --           --           --
TV Syndicated
    Programming                  14                  533          210          250           73           --
Employment Agreements          12,16              17,588        5,483        5,512        2,859        3,734
Other Operating
    Contracts                    12                7,062        3,016        3,066          955           25
                                                ------------------------------------------------------------
Total Contractual Cash
    Obligations                                 $144,341      $19,483      $36,784      $38,483      $49,591
                                                ============================================================

      We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis, including estimates related to the following:

      CARRYING VALUE OF ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL
ACCOUNTS: We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.) we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required.

      INTANGIBLE ASSETS: We have significant intangible assets recorded in our balance sheet. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related station. Our estimates of undiscounted cash flows may differ form actual cash flow due to various factors, including adverse trends in listenership or viewership on our stations, industry trends, and competitive pressure. These factors could result in an impairment of intangible assets in the future. See Recent Accounting Pronouncements reflected later in this section.

      DERIVATIVES: We hold derivative financial instruments to hedge the risk of rising interest rates associated with our long-term debt. These derivatives qualify for hedge accounting as discussed in detail in Notes 1 and 5 to our consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. See Recent Accounting Pronouncements reflected later in this section.

      We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate hedges as the counter-parties are established, well-capitalized financial institutions. In addition, we generally enter into master netting agreements to minimize those risks.

      EMPLOYEE HEALTHCARE RESERVES: We maintain a self-insured health insurance program for major medical and hospitalization coverage for our full time employees and their dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts (currently, $75,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in incurred but not reported incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a regular basis and adjusted accordingly.

      LITIGATION AND CONTINGENCIES: We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

MARKET RISK AND RISK MANAGEMENT POLICIES

      Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. However, due to our purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 2001 than they did during 2001, our interest expense, after considering the effect of our interest rate swap agreements, would increase and income before taxes would decrease by $1,346,000 ($1,284,000 in 2000). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

INFLATION

      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on economic and market conditions as of March 4, 2002, for the quarter ending March 31, 2002 we anticipate net revenue of approximately $23,500,000 to $23,800,000, and station operating income of approximately $6,400,000 to $6,900,000.

      Based on economic and market conditions as of March 4, 2002, for the year ending December 31, 2002 we anticipate a 0% to 2% increase in same station net revenue and a 1% to 3% increase in same station operating income.

FORWARD LOOKING STATEMENTS; RISK FACTORS

      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "plans", "expects," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

      The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

      FINANCIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

      At December 31, 2001 our long-term debt (including the current portion thereof) was approximately $105,501,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, the $105,000,000 commitment under the Term Loan and any indebtedness outstanding under our $75,000,000 Acquisition Facility will be reduced on a quarterly basis in amounts ranging from 3.125% to 7.5%, commencing on March 31, 2003. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

      DEPENDENCE ON KEY STATIONS

      For the years ended December 31, 2001, 2000 and 1999 our Columbus, Ohio stations accounted for an aggregate of 15%, 16% and 15%, respectively, and our Milwaukee, Wisconsin stations accounted for an aggregate of 23%, 22% and 22%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant adverse impact on our operating results as a whole.

      DEPENDENCE ON LOCAL AND NATIONAL ECONOMIC CONDITIONS

      Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge is affected by many factors, including the general strength of the local and national economies. A decline in advertising rates could have a material adverse effect on our revenue, results of operations and financial condition.

      SUCCESS OF ACQUISITIONS DEPEND ON OUR ABILITY TO INTEGRATE ACQUIRED
STATIONS

      As part of our strategy, we have pursued and intend to continue to pursue acquisitions of additional radio and television stations. The success of any completed acquisition will depend on our ability to effectively integrate the acquired stations. The process of integrating acquired stations may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management's attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.

      REGULATORY MATTERS

      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. Failure to comply with these regulations could, under certain circumstances, result in the denial or revocation of FCC licenses, shortened license renewal terms, monetary fines or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

      NEW TECHNOLOGIES MAY AFFECT OUR BROADCASTING OPERATIONS

      The FCC is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasters. We are unable to predict the effect such technologies may have on our broadcasting operations. The capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television as required by the FCC. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption on January 1, 2002.

      We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements are expected to have a material impact on our 2002 financial statements. Application of the non-amortization provision of Statement 142 is expected to result in an annual decrease in amortization expense of approximately $3,000,000, based on broadcast licenses and other intangibles acquired prior to June 30, 2001. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect, if any, of these tests will be on our earnings and financial position.

      We adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Statement 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The cumulative effect of adopting Statement 133 was immaterial to our consolidated financial statements on January 1, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      "Election of Directors" and "Compensation of Directors and Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 are hereby incorporated by reference herein. See Item 1. Business - Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

      "Compensation of Directors and Officers" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Certain Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 is hereby incorporated by reference herein. See accompanying financial statements and related footnotes.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            The financial statements attached hereto pursuant to Item 8 hereof are filed as part of this annual report.

      2.    Financial Statement Schedules

            Schedule II Valuation and qualifying accounts is disclosed in Note 1 to the consolidated financial statements attached hereto as filed as part of this annual report. All other schedules for which provision are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3.    Exhibits

Exhibit
  No.       Description
-------     -----------
3(a)        Amended and Restated Certificate of Incorporation (3(a))*

3(b)        By-laws, as amended (3(b))**

4(a)        Plan of Reorganization (2)*

4(b)        Credit Agreement dated as of March 28, 2001 between the Company and
            Fleet National Bank, as Agent for the lenders and The Bank of New
            York, as syndication agent (4(b))********

Executive Compensation Plans and Arrangements

10(a)(1)    Employment Agreement of Edward K. Christian dated April 8, 1997 (10)
            ***

10(a)(2)    Amendment to Employment Agreement of Edward K. Christian dated
            December 8, 1998 (10 (a)(2))******

10(a)(3)    Employment Agreement of Edward K. Christian dated as of April 1,
            2002

10(b)       Saga Communications, Inc. 1992 Stock Option, as amended (10(b))*****

10(c)       Summary of Executive Insured Medical Reimbursement Plan (10(2)) *

10(d)       Saga Communications, Inc. 1997 Non-Employee Director Stock Option
            Plan (10)****

Other Material Agreements

10(e)(1)    Promissory Note of Edward K. Christian dated December 10, 1992
            (10(l)(a)) *

10(e)(2)    Amendment to Promissory Note of Edward K. Christian dated December
            8, 1998 10(e)(2)******

10(e)(3)    Loan Agreement and Promissory Note of Edward K. Christian dated May
            5, 1999 10(e)(3)*******

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

******** Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

(b)         Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                        SAGA COMMUNICATIONS, INC.


                                        By: /s/ Edward K. Christian
                                            ------------------------------------
                                            Edward K. Christian
                                            President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.

    Signatures
    ----------

/s/ Edward K. Christian                 President, Chief Executive
---------------------------------       Officer, and Chairman of the Board
Edward K. Christian


/s/ Samuel D. Bush                      Vice President, Chief Financial
---------------------------------       Officer and Treasurer
Samuel D. Bush


/s/ Catherine A. Bobinski               Vice President, Corporate Controller and
---------------------------------       Chief Accounting Officer
Catherine A. Bobinski


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


/s/ Joseph P. Misiewicz                 Director
---------------------------------
Joseph P. Misiewicz


/s/ Gary Stevens                        Director
---------------------------------
Gary Stevens

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP

Detroit, Michigan
February 15, 2002
except for note 16, as to which the date is March 20, 2002

                            SAGA COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                             2001         2000
                                                           ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                              $ 11,843     $  8,670
    Accounts receivable, less allowance
      of $778 ($730 in 2000)                                 19,185       19,747
    Prepaid expenses                                          2,811        1,531
    Barter transactions                                       1,192          972
    Deferred taxes                                              488          442
                                                           --------     --------
Total current assets                                         35,519       31,362

Net property and equipment                                   55,169       47,672

Other assets:
    Broadcast licenses, net of accumulated
       amortization of $8,005 ($5,722 in 2000)               85,919       73,256
    Excess of cost over fair value of assets
       acquired, net of accumulated amortization of
       $9,729 ($9,009 in 2000)                               19,180       19,788
    Other intangibles, deferred costs and
       investments, net of accumulated amortization
       of $15,097 ($13,753 in 2000)                           6,934        7,346
                                                           --------     --------
Total other assets                                          112,033      100,390
                                                           --------     --------
                                                           $202,721     $179,424
                                                           ========     ========

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                          2001           2000
                                                        ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $     944      $     933
    Accrued expenses:
       Payroll and payroll taxes                            4,958          4,868
       Other                                                4,005          3,150
    Barter transactions                                     1,254          1,228
    Current portion of long-term debt                         275            390
                                                        ---------      ---------
Total current liabilities                                  11,436         10,569

Deferred income taxes                                       9,990          8,087
Long-term debt                                            105,226         94,251
Broadcast program rights                                      323            461
Other                                                         684            438
Commitments and contingencies                                  --             --

Stockholders' equity:
    Preferred stock, 1,500 shares authorized, none
       issued and outstanding                                  --             --
    Common stock:
       Class A common stock, $.01 par value, 35,000
          shares authorized, 14,657 issued and
          outstanding (14,590 in 2000)                        147            146
       Class B common stock, $.01 par value, 3,500
          shares authorized, 1,888 issued and
          outstanding                                          19             19
    Additional paid-in capital                             43,185         42,325
    Note receivable from principal stockholder               (171)          (335)
    Retained earnings                                      34,483         25,918
    Accumulated other comprehensive income                   (340)            --
    Treasury stock (143 shares in 2001 and 161 in
        2000, at cost)                                     (2,198)        (2,307)
    Unearned compensation on restricted stock                 (63)          (148)
                                                        ---------      ---------
Total stockholders' equity                                 75,062         65,618
                                                        ---------      ---------
                                                        $ 202,721      $ 179,424
                                                        =========      =========

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                                2001          2000        1999
                                             -----------------------------------
Net operating revenue                        $ 103,956      $101,746     $90,020
Operating expenses:
    Programming and technical                   24,459        22,670      20,305
    Selling                                     26,424        25,471      23,378
    Station general and administrative          15,757        14,346      12,869
    Corporate general and administrative         5,421         5,101       5,095
    Depreciation                                 5,763         5,343       4,614
    Amortization                                 4,347         3,676       3,408
                                             ---------      --------     -------
                                                82,171        76,607      69,669
                                             ---------      --------     -------
Operating profit                                21,785        25,139      20,351

Other (income) expenses:
    Interest expense                             7,037         6,793       5,988
    Other                                          (17)        2,104         269
                                             ---------      --------     -------
Income before income tax                        14,765        16,242      14,094
Income tax provision:
    Current                                      3,858         5,850       4,800
    Deferred                                     2,342         1,742         742
                                             ---------      --------     -------
                                                 6,200         7,592       5,542
                                             ---------      --------     -------
Net income                                   $   8,565      $  8,650     $ 8,552
                                             =========      ========     =======
Basic earnings per share                     $     .52      $    .53     $   .52
                                             =========      ========     =======
Weighted average common shares                  16,378        16,434      16,315
                                             =========      ========     =======
Diluted earnings per share                   $     .51      $    .52     $   .51
                                             =========      ========     =======
Weighted average common and common
    equivalent shares                           16,710        16,792      16,665
                                             =========      ========     =======

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                  NOTE
                                                                                               RECEIVABLE
                                                                                                  FROM
                                                           CLASS A     CLASS B    ADDITIONAL    PRINCIPAL
                                                           COMMON       COMMON     PAID-IN        STOCK-     RETAINED
                                                            STOCK       STOCK      CAPITAL        HOLDER     EARNINGS
                                                           -----------------------------------------------------------
BALANCE AT JANUARY 1, 1999                                 $   113     $    15     $37,355       $  (648)     $ 8,755
    Comprehensive income:
       Net income                                                                                               8,552
       Foreign currency translation adjustment
           Total comprehensive income
    Net proceeds from exercised options                          2                   2,237
    Five-for-four stock split                                   29           4                                    (35)
    Accrued interest                                                                                 (25)
    Note forgiveness                                                                                 187
    Station acquisitions                                         2                   2,675                         (4)
    Employee stock purchase plan                                                         6
                                                           -------     -------     -------       -------      -------
BALANCE AT DECEMBER 31, 1999                                   146          19      42,273          (486)      17,268
    Comprehensive income:
       Net income                                                                                               8,650
       Foreign currency translation adjustment
           Total comprehensive income
    Issuance of restricted stock                                                        30
    Amortization of deferred compensation
    Accrued interest                                                                                 (23)
    Note forgiveness                                                                                 174
    Employee stock purchase plan                                                        22
    Purchase of shares held in treasury
                                                           -------     -------     -------       -------      -------
BALANCE AT DECEMBER 31, 2000                                   146          19      42,325          (335)      25,918
    Comprehensive income:
       Net income                                                                                               8,565
       Change in fair value of derivatives, net of tax
           Total comprehensive income
    Net proceeds from exercised options                          1                     681
    Station acquisitions                                                               100
    Amortization of deferred compensation
    Accrued interest                                                                                 (10)
    Note forgiveness                                                                                 174
    Employee stock purchase plan                                                        79
    Purchase of shares held in treasury
                                                           -------     -------     -------       -------      -------
BALANCE AT DECEMBER 31, 2001                               $   147     $    19     $43,185       $  (171)     $34,483
                                                           =======     =======     =======       =======      =======

                                                           ACCUM-
                                                           ULATED
                                                           OTHER                                    TOTAL
                                                           COMPRE-                   DEFERRED      STOCK-
                                                           HENSIVE      TREASURY      COMPEN-      HOLDERS
                                                           INCOME        STOCK        SATION       EQUITY
                                                           -----------------------------------------------
BALANCE AT JANUARY 1, 1999                                 $    31      $  (898)          --      $ 44,723
    Comprehensive income:
       Net income                                                                                    8,552
       Foreign currency translation adjustment                   2                                       2
                                                                                                  --------
           Total comprehensive income                                                                8,554
    Net proceeds from exercised options                                    (354)                     1,885
    Five-for-four stock split                                                                           (2)
    Accrued interest                                                                                   (25)
    Note forgiveness                                                                                   187
    Station acquisitions                                                  1,040                      3,713
    Employee stock purchase plan                                             61                         67
                                                           -------      -------      -------      --------
BALANCE AT DECEMBER 31, 1999                                    33         (151)          --        59,102
    Comprehensive income:
       Net income                                                                                    8,650
       Foreign currency translation adjustment                 (33)                                    (33)
                                                                                                  --------
           Total comprehensive income                                                                8,617
    Issuance of restricted stock                                            139         (169)           --
    Amortization of deferred compensation                                                 21            21
    Accrued interest                                                                                   (23)
    Note forgiveness                                                                                   174
    Employee stock purchase plan                                            279                        301
    Purchase of shares held in treasury                                  (2,574)                    (2,574)
                                                           -------      -------      -------      --------
BALANCE AT DECEMBER 31, 2000                                    --       (2,307)        (148)       65,618
    Comprehensive income:
       Net income                                                                                    8,565
       Change in fair value of derivatives, net of tax        (340)                                   (340)
                                                                                                  --------
           Total comprehensive income                                                                8,225
    Net proceeds from exercised options                                                                682
    Station acquisitions                                                    890                        990
    Amortization of deferred compensation                                                 85            85
    Accrued interest                                                                                   (10)
    Note forgiveness                                                                                   174
    Employee stock purchase plan                                            206                        285
    Purchase of shares held in treasury                                    (987)                      (987)
                                                           -------      -------      -------      --------
BALANCE AT DECEMBER 31, 2001                               $  (340)     $(2,198)     $   (63)     $ 75,062
                                                           =======      =======      =======      ========

See accompanying notes.

                            SAGA COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                           2001          2000          1999
                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $  8,565      $  8,650      $  8,552
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                    10,110         9,019         8,022
          Barter revenue, net of barter expenses             (288)          (81)          (53)
          Broadcast program rights amortization               261           438           386
          Deferred taxes                                    2,342         1,742           742
          Loss (gain) on sale of assets                       (17)          238          (485)
          Equity in loss of unconsolidated affiliate           --           600           800
          Loss on sale of stock of unconsolidated
              affiliate                                        --         1,266            --
          Note forgiveness                                    174           174           187
          Amortization of deferred compensation                85            21            --
          Changes in assets and liabilities:
              Increase in receivables and prepaids           (388)       (1,122)       (2,346)
              Payments for broadcast program rights          (261)         (434)         (398)
              Increase in accounts payable, accrued
                 expenses, and other liabilities              675           563         1,074
                                                         --------      --------      --------
              Total adjustments                            12,693        12,424         7,929
                                                         --------      --------      --------
Net cash provided by operating activities                  21,258        21,074        16,481

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (8,479)       (5,401)       (5,177)
    Increase in other intangibles and other assets         (1,795)       (1,770)       (2,323)
    Acquisition of stations                               (18,358)      (25,145)      (20,870)
    Proceeds from sale of assets                               41         2,277           619
                                                         --------      --------      --------
Net cash used in investing activities                     (28,591)      (30,039)      (27,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                           11,250        13,524        14,500
    Payments on long-term debt                               (390)       (4,657)         (231)
    Purchase of shares held in treasury                      (987)       (2,574)           --
    Net proceeds from exercise of stock options               633            --         1,681
    Fractional shares - five for four stock split              --            --            (2)
                                                         --------      --------      --------
Net cash provided by financing activities                  10,506         6,293        15,948
                                                         --------      --------      --------
Net increase (decrease) in cash and cash
    equivalents                                             3,173        (2,672)        4,678
Cash and cash equivalents, beginning of year                8,670        11,342         6,664
                                                         --------      --------      --------
Cash and cash equivalents, end of year                   $ 11,843      $  8,670      $ 11,342
                                                         ========      ========      ========

See accompanying notes

                            Saga Communications, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2001 we owned or operated fifty-seven radio stations, four television stations, three low power television stations, two state radio networks and 1 farm radio network, serving nineteen markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. We sold our equity investment in six FM radio stations in Iceland (the "Iceland radio stations") in June 2000.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts previously reported in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

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

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

We periodically assess the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related station. If this review indicates that broadcast licenses will not be recoverable, our carrying value of broadcast licenses would be reduced by the estimated shortfall of discounted cash flows using an interest rate commensurate with the risk involved. To date, no such reductions in broadcast licenses have been recorded.

BROADCAST PROGRAM RIGHTS

We record the capitalized costs of broadcast program rights when the license period begins and the programs are available for use. Amortization of the program rights is recorded using the straight-line method over the license period or based on the number of showings. Amortization of broadcast program rights is included in station operating expense. Unamortized broadcast program rights are classified as current or non-current based on estimated usage in future years.

FINANCIAL INSTRUMENTS

Our financial instruments are comprised of cash and cash equivalents and long-term debt. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime or have been reset at the prevailing market rate at December 31, 2001.

At December 31, 2001, we had four interest rate swap agreements which are our only derivatives. See note 5.

We enter into interest rate swap agreements to reduce the risk of rising interest rates. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. Statement 133 requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement 133 did not have a material impact on the accompanying financial statements as of January 1, 2001.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

Prior to January 1, 2001 we also used interest rate swap agreements to reduce the risk of rising interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of the interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements are recognized on the balance sheet at fair value. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income in connection with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

FOREIGN CURRENCY TRANSLATION

The initial investment in the Iceland radio stations was translated into U.S. dollars at the then-current exchange rate. Resulting translation adjustments were reflected as a separate component of stockholders' equity. Transaction gains and losses that arose from exchange rate fluctuations on transactions denominated in a currency other than the functional currency were included in the results of operations as incurred.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TREASURY STOCK

In September 2000, we modified our Stock Buy-Back Program (the "Buy-Back Program") to allow us to purchase up to $6,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2001 we have repurchased 326,627 shares of our Class A common stock for approximately $4,814,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. During 2001, 2000 and 1999 we acquired 60,300 shares at an average price of $16.36 per share, 180,480 shares at an average price of $14.27 per share, and 20,308 shares at an average price of $17.43 per share, respectively. During 2001, we issued 78,653 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2000, we issued 26,989 shares of Treasury Stock in connection with our employee stock purchase plan and restricted stock issued to an employee. During 1999, we issued 67,779 shares of Treasury Stock in connection with our acquisitions of broadcast properties and our employee stock purchase plan.

REVENUE RECOGNITION

Revenue is recognized as commercials are broadcast.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. The activity in the allowance for doubtful accounts during the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                                      Write Off
                                                                   Uncollectible
                                     Balance at      Charged to       Accounts,      Balance at
                                     Beginning       Costs and         Net of          End of
                                     of Period        Expenses       Recoveries        Period
                                     -----------------------------------------------------------
Year ended December 31, 2001            $730            $633            $585            $778
Year ended December 31, 2000             573             623             466             730
Year ended December 31, 1999             496             519             442             573

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BARTER TRANSACTIONS

The Company trades air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used. Barter transactions are recorded at the estimated fair value of the goods or services received.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $6,120,000, $6,436,000 and $6,195,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEARS ENDED DECEMBER 31,
                                                       2001        2000        1999
                                                     -------------------------------
                                                              (In thousands)
Numerator:
    Net income available to common stockholders      $ 8,565     $ 8,650     $ 8,552
                                                     =======     =======     =======
Denominator:
    Denominator for basic earnings per share -
       weighted average shares                        16,378      16,434      16,315
    Effect of dilutive securities:
       Stock options                                     332         358         350
                                                     -------     -------     -------
    Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions                         16,710      16,792      16,665
                                                     =======     =======     =======
Basic earnings per share                             $   .52     $   .53     $   .52
                                                     =======     =======     =======
Diluted earnings per share                           $   .51     $   .52     $   .51
                                                     =======     =======     =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption on January 1, 2002.

We currently record a significant amount of amortization of goodwill and indefinite lived intangible assets as a non-cash expense. As a result, the new Statements are expected to have a material impact on our 2002 financial statements. Application of the non-amortization provision of Statement 142 is expected to result in an annual decrease in amortization expense of approximately $3,000,000, based on broadcast licenses and other intangibles acquired prior to June 30, 2001. During 2002, the Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect, if any, of these tests will be on our earnings and financial position.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                          2001           2000
                                                       -----------------------
                                                            (In thousands)
    Land and land improvements                         $   9,518      $  8,968
    Buildings                                             17,537        14,904
    Towers and antennae                                   18,370        16,529
    Equipment                                             55,811        48,657
    Furniture, fixtures and leasehold improvements         6,608         5,999
    Vehicles                                               2,328         1,958
                                                       ---------      --------
                                                         110,172        97,015
    Accumulated depreciation                             (55,003)      (49,343)
                                                       ---------      --------
Net property and equipment                             $  55,169      $ 47,672
                                                       =========      ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

                                                                  DERIVATIVE
                                                                  FINANCIAL
                                                   CURRENCY      INSTRUMENTS
                                                  TRANSLATION       GAINS
                                                  ADJUSTMENTS      (LOSSES)         TOTAL
                                                  ---------------------------------------
                                                                (In thousands)
Balance at January 1, 2000                           $ 33              --           $  33
Currency translation adjustment                       (33)             --             (33)
                                                     ----           -----           -----
Balance at December 31, 2000                           --              --              --
Change in fair value of derivatives, net of
    $170 taxes                                         --            (340)           (340)
                                                     ----           -----           -----
Balance at December 31, 2001                         $ --           $(340)          $(340)
                                                     ====           =====           =====

4. LONG-TERM DEBT

Long-term debt consisted of the following:                        DECEMBER 31,
                                                               2001         2000
                                                             --------------------
                                                                (In thousands)
Credit Agreement:
    Senior secured term loan facility                        $105,000     $70,000
    Senior secured acquisition facility                            --      23,750
Subordinated promissory note. Payments are due
    monthly, including interest at 10%. The note matures
    in 2004                                                       241         325
Other, primarily covenants not to compete                         260         566
                                                             --------     -------
                                                              105,501      94,641
Amounts due within one year                                       275         390
                                                             --------     -------
                                                             $105,226     $94,251
                                                             ========     =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

4. LONG-TERM DEBT (CONTINUED)

Future maturities of long-term debt are as follows:

Year ending December 31,                                        (In thousands)
------------------------
          2002                                                     $    275
          2003                                                       13,306
          2004                                                       13,170
          2005                                                       15,750
          2006                                                       18,375
       Thereafter                                                    44,625
                                                                   --------
                                                                   $105,501
                                                                   ========

On March 28, 2001, we amended and refinanced our Credit Agreement with a group of banks. We have three financing facilities (the "Facilities") under the Credit
Agreement: a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

The Term Loan was used to refinance our previous credit agreement, fund permitted acquisitions and pay related transaction expenses. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. Any outstanding amount under the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

Interest rates under the Facilities are payable, at our option, at alternatives equal to LIBOR (1.94% at December 31, 2001) plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. All interest is due quarterly. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

4. LONG-TERM DEBT (CONTINUED)

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2001) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on the us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The Credit Agreement prohibits the payment of dividends without the banks' prior consent.

5. DERIVATIVES

We use interest rate swap agreements to reduce our risk of rising interest rates. As previously indicated in note 1, we adopted Statement 133 effective January 1, 2001. The cumulative effect of adopting Statement 133 was immaterial to our consolidated financial statements at January 1, 2001.

In July 2001, we entered into two interest rate swap agreements with a total notional amount of $26,250,000 with an effective date of September 2001. In accordance with the terms of the swap agreements, we pay 4.11% calculated on a $26,250,000 notional amount. We receive LIBOR (1.90375% December 31, 2001) calculated on a notional amount of $26,250,000. These agreements expire in March 2003.

In September 2001, we entered into two interest rate swap agreements with a total notional amount of $13,750,000. In accordance with the terms of the swap agreements, we pay 3.67% calculated on a $13,750,000 notional amount. We receive LIBOR (1.90375% December 31, 2001) calculated on a notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increases to $40,000,000 with all other terms remaining the same. These agreements expire in September 2003.

The swap agreements are used to convert the variable interest rate of a portion of bank borrowings to a fixed interest rate. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

All of our current interest rate swap agreements are assessed as effective and, therefore, changes in their fair value have been recognized in other comprehensive income.

We have recorded a liability of approximately $510,000 on the balance sheet to record the fair value of the swap agreements at December 31, 2001.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

6. SUPPLEMENTAL CASH FLOW INFORMATION

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                YEARS ENDED DECEMBER 31,
                                            2001          2000          1999
                                          ------------------------------------
                                                     (In thousands)
Cash paid during the period for:
Interest                                  $  7,275      $  6,654      $  5,837
Income taxes                                 5,342         6,004         3,553

Non-cash transactions:
Barter revenue                            $  3,037      $  2,308      $  2,205
Barter expense                               2,749         2,227         2,152
Acquisition of property and equipment           69            62            85

In conjunction with the acquisition of the net assets of broadcasting companies, liabilities were assumed as follows:

                                                YEARS ENDED DECEMBER 31,
                                            2001          2000          1999
                                          ------------------------------------
                                                     (In thousands)
Fair value of assets acquired             $ 20,063      $ 25,496      $ 26,010
Cash paid                                  (18,358)      (25,145)      (20,870)
Issuance of restricted stock                  (990)           --        (3,713)
                                          --------      --------      --------
Liabilities assumed                       $    715      $    351      $  1,427
                                          ========      ========      ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               DECEMBER 31,
                                                           2001            2000
                                                          ----------------------
                                                              (In thousands)
Deferred tax liabilities:
    Property and equipment                                $ 6,161         $5,040
    Intangible assets                                       4,997          3,529
                                                          -------         ------
Total deferred tax liabilities                             11,158          8,569

Deferred tax assets:
    Allowance for doubtful accounts                           265            248
    Compensation                                              765            630
    Fair value of derivatives                                 170             --
    Loss carry forwards                                     1,384          1,288
                                                          -------         ------
                                                            2,584          2,166
Less: valuation allowance                                     927            927
                                                          -------         ------
Total net deferred tax assets                               1,657          1,239
                                                          -------         ------
Net deferred tax liabilities                              $ 9,501         $7,330
                                                          =======         ======

At December 31, 2001, we have state tax loss carry forwards of approximately $7,334,000, which will expire from 2003 to 2015 and a capital loss carry forward of approximately $2,726,000, which will expire in 2005. The valuation allowance for net deferred tax assets relates to a capital loss incurred during 2000. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

7. INCOME TAXES (CONTINUED)

The significant components of the provision for income taxes are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   2001       2000        1999
                                                  -----------------------------
                                                         (In thousands)
Current:
    Federal                                       $2,751     $4,664     $ 3,701
    State                                          1,107      1,186       1,099
                                                  ------     ------     -------
Total current                                      3,858      5,850       4,800

Total deferred                                     2,342      1,742         742
                                                  ------     ------     -------
                                                  $6,200     $7,592     $ 5,542
                                                  ======     ======     =======

The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   2001       2000        1999
                                                  -----------------------------
                                                         (In thousands)
Tax at U.S. statutory rates                       $5,020     $5,522     $ 4,792
State taxes, net of federal benefit                  934      1,329         811
Amortization of excess of cost over fair
    value of assets acquired                         201        200         187
Other, net                                            45         77          70
Increase (reduction) of valuation
    allowance on loss carry forwards                  --        464        (318)
                                                  ------     ------     -------
                                                  $6,200     $7,592     $ 5,542
                                                  ======     ======     =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS

In 1992, we adopted the 1992 Stock Option Plan (the "Plan") pursuant to which our key employees, including directors who are employees, are eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. At December 31, 2001, approximately 517,000 shares of Common Stock are reserved for issuance under the Plan. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of our stock, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of our stock). The terms and price of non-qualified stock options granted pursuant to the Plan shall be determined by the Compensation Committee.

In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2001, approximately 144,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2002 a total of 3,242 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 2001.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS (CONTINUED)

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2001, 2000 and 1999, was $24,000, $52,000 and $143,000, respectively. Total
Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2001, 2000 and 1999, was $67,000, $55,000 and $62,000, respectively.

Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.9%, 5.3% and 6.4%, a dividend yield of 0%; expected volatility of 30.9%, 28.6% and 27.9%, and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2001, 2000 and 1999, was approximately $7.73, $8.92 and $7.17, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS (CONTINUED)

For purposes of the pro forma disclosures required under Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                   2001        2000       1999
                                              ------------------------------------
                                              (In thousands except per share data)
Pro forma net income                             $ 7,346     $ 7,802     $ 7,848
                                                 =======     =======     =======
Pro forma earnings per share:
   Basic                                         $   .45     $   .47     $   .48
                                                 =======     =======     =======
   Diluted                                       $   .44     $   .46     $   .47
                                                 =======     =======     =======

The following summarizes the Plan stock option transactions for the three years ended December 31, 2001

                                                                                 WEIGHTED
                                               NUMBER                             AVERAGE
                                                 OF          EXERCISE PRICE      PRICE PER
                                               OPTIONS          PER SHARE          SHARE
                                             ---------------------------------------------
Options outstanding at January 1, 1999       1,255,578     $  1.74 To $  9.28     $   8.87
Granted                                        187,572                  15.90        15.90
Exercised                                     (299,706)       1.74 To    9.28         3.76
Forfeited                                           --                                  --
                                             ---------     ------------------     --------
Options outstanding at December 31, 1999     1,143,444     $  1.74 To $ 15.90     $  11.37
Granted                                        185,755       20.00 To   21.00        20.79
Exercised                                           --                                  --
Forfeited                                       (1,681)                 21.00        21.00
                                             ---------     ------------------     --------
Options outstanding at December 31, 2000     1,327,518     $  1.74 To $ 21.00     $  12.68
Granted                                        216,485                  17.80        17.80
Exercised                                      (66,474)       1.74 To   15.90         6.03
Forfeited                                       (5,296)      13.20 To   21.00        16.31
                                             ---------     ------------------     --------
Options outstanding at December 31, 2001     1,472,233     $  1.74 To $ 21.00     $  13.72
                                             =========     ==================     ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS (CONTINUED)

The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2001

                                                                             WEIGHTED
                                             NUMBER                          AVERAGE
                                               OF        EXERCISE PRICE    PRICE PER
                                             OPTIONS        PER SHARE         SHARE
                                             ----------------------------------------
Options outstanding at January 1, 1999        2,452         --    $ .006      $ .006
Granted                                       3,042                 .008        .008
Exercised                                        --                               --
Forfeited                                        --                               --
                                             ------     ----------------      ------
Options outstanding at December 31, 1999      5,494     $ .006 To $ .008      $ .007
Granted                                       3,048                 .010        .010
Exercised                                        --                               --
Forfeited                                        --                               --
                                             ------     ----------------      ------
Options outstanding at December 31, 2000      8,542     $ .006 To $ .010      $ .008
Granted                                       3,713                 .010        .010
Exercised                                        --                               --
Forfeited                                        --                               --
                                             ------     ----------------      ------
Options outstanding at December 31, 2001     12,255     $ .006 To $ .010      $ .009
                                             ======     ================      ======

The following summarizes stock options exercisable and available for the three years ended December 31, 2001

                                                    THE         THE DIRECTORS
                                                   PLAN             PLAN
                                                  ---------------------------
Options exercisable at December 31:
            2001                                  732,787           12,255
            2000                                  576,915            8,542
            1999                                  384,227            5,494

Available for grant at December 31:
            2001                                  517,194          143,995
            2000                                  728,383          147,708
            1999                                  912,457          150,756

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS (CONTINUED)

Stock options outstanding in the Plan at December 31, 2001 are summarized as follows:

                                                            Weighted Average
       Exercise              Options            Options            Remaining
          Price          Outstanding        Exercisable     Contractual Life
----------------------------------------------------------------------------
         $ 1.74               25,123             25,123                  3.2
         $ 3.40              140,190            140,190                  1.9
         $ 5.00               29,469             29,469                  2.2
         $ 7.29               15,622             15,622                  4.2
         $ 9.28               28,904             22,186                  5.3
         $13.20              654,472            391,922                  6.2
         $15.90              179,407             71,763                  7.2
         $17.80              216,485                 --                  9.2
         $20.00               25,209              5,042                  8.2
         $21.00              157,352             31,470                  8.2
                          ----------           --------                  ---
                           1,472,233            732,787                  6.4
                          ==========           ========                  ===
Weighted Average
 Exercise Price           $    13.72           $  11.00
                          ==========           ========

Stock options outstanding in the Directors Plan at December 31, 2001 are summarized as follows:

                                                            Weighted Average
       Exercise              Options            Options            Remaining
          Price          Outstanding        Exercisable     Contractual Life
----------------------------------------------------------------------------
         $0.006                2,452              2,452                  6.1
         $0.008                3,042              3,042                  7.1
         $0.010                3,048              3,048                  8.1
         $0.010                3,713              3,713                  9.1
                             -------            -------                  ---
                              12,255             12,255                  7.7
                             =======            =======                  ===
Weighted Average
 Exercise Price              $ 0.009            $ 0.009
                             =======            =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

9. EMPLOYEE BENEFIT PLANS

401(k) PLAN

We have a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $200,000, $180,000 and $170,000 in 2001, 2000 and 1999,
respectively.

EMPLOYEE STOCK PURCHASE PLAN

In 1999 our stockholders approved the Employee Stock Purchase Plan ("ESPP") under which 1,250,000 shares of our Class A Common Stock could be sold to our employees. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,250,000 shares pursuant to the ESPP or December 31, 2008. There were 14,781, 16,809 and 3,309 shares issued under the ESPP in 2001, 2000 and 1999, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2001, 2000 and 1999 was approximately $43,000, $45,000 and $10,000, respectively.

DEFERRED COMPENSATION PLAN

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $291,000, $300,000 and $101,000, respectively. We have invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

ACQUISITIONS

On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This transaction has been accounted for in accordance with Statement 141 as summarized in Note 1. The effect of applying Statement 141 is immaterial to the accompanying financial statements.

On April 1, 2001, we acquired an AM and FM radio station (WHAI-FM and WHMQ-AM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

On February 1, 2001, we acquired an FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of our Class A Common Stock. The radio station was owned by a company in which a member of our Board of Directors had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

On February 1, 2001, we acquired two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately for $6,700,000.

On August 30, 2000, we acquired an AM and FM radio station (WHMP-AM and WLZX-FM) serving the Northampton, Massachusetts market for approximately $12,000,000.

On July 17, 2000, we acquired an FM radio station (WKIO-FM) serving the Champaign-Urbana, Illinois market for approximately $6,800,000.

On January 1, 2000, we acquired two FM and one AM radio station (KICD-AM/FM and KLLT-FM) serving the Spencer, Iowa market for approximately $6,400,000.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

ACQUISITIONS (CONTINUED)

The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as broadcast licenses. The following condensed balance sheet represents the estimated fair value assigned to the related assets and liabilities of the 2001 acquisitions at their respective acquisition dates.

                            SAGA COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEET OF 2001 ACQUISITIONS
                                 (IN THOUSANDS)

ASSETS ACQUIRED:
Current assets                                                           $   684
Property and equipment                                                     4,737
Other assets:
    Broadcast licenses                                                    14,941
    Excess of cost over fair value of assets acquired                        113
    Other intangibles, deferred costs and investments                        227
                                                                         -------
Total other assets                                                        15,281
                                                                         -------
Total assets acquired                                                     20,702
                                                                         -------
LIABILITIES ASSUMED:
Current liabilities                                                          471
Deferred income taxes                                                        245
                                                                         -------
Total liabilities assumed                                                    716
                                                                         -------
Net assets acquired                                                      $19,986
                                                                         =======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

The following unaudited pro forma results of our operations for the years ended December 31, 2001 and 2000 assume the acquisitions occurred as of January 1, 2000. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:

                                                        2001             2000
                                                      -------------------------
CONSOLIDATED RESULTS OF OPERATIONS:                      (In thousands except
                                                            per share data)
Net operating revenue                                 $105,082         $109,051
Station operating expense                               67,683           68,340
Depreciation and amortization                           10,246           10,220
Corporate general and administrative                     5,421            5,101
                                                      --------         --------
Operating profit                                        21,732           25,390
Interest expense                                         7,091            7,963
Other                                                      (17)           2,093
Income taxes                                             6,156            7,199
                                                      --------         --------
Net income                                            $  8,502         $  8,135
                                                      ========         ========
Basic earnings per share                              $    .52         $    .50
                                                      ========         ========
Diluted earnings per share                            $    .51         $    .48
                                                      ========         ========

RADIO BROADCASTING SEGMENT                              2001              2000
                                                      -------------------------
                                                           (In thousands)
Net operating revenue                                 $ 94,220         $ 96,432
Station operating expense                               59,360           59,739
Depreciation and amortization                            7,677            7,881
Corporate general and administrative                        --               --
                                                      --------         --------
Operating profit                                      $ 27,183         $ 28,812
                                                      ========         ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

TELEVISION BROADCASTING SEGMENT                         2001              2000
                                                      -------------------------
                                                           (In thousands)
Net operating revenue                                 $ 10,862         $ 12,619
Station operating expense                                8,323            8,601
Depreciation and amortization                            2,021            1,963
Corporate general and administrative                        --               --
                                                      --------         --------
Operating profit                                      $    518         $  2,055
                                                      ========         ========

11. CONCENTRATION OF CREDIT RISK

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

12. RELATED PARTY TRANSACTIONS

ACQUISITION OF STATION FROM AFFILIATE OF DIRECTOR

On February 1, 2001, we acquired an FM radio station (WVVR-FM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of our Class A Common Stock. The radio station was owned by a company in which a member of our Board of Directors had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

12. RELATED PARTY TRANSACTIONS (CONTINUED)

PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

In April, 1997 we entered into a five year employment agreement with Edward K. Christian, our principal stockholder, president and CEO, which provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2001 his average annual compensation as defined by the employment agreement was approximately $783,000. This agreement expires March 31, 2002. See note 16.

NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

The loan from us to Edward K. Christian bears interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, we will forgive 20% of the note balance ratably over five years, and pay him an amount in cash equal to such amount as is necessary to enable the principal stockholder or his estate to pay all related federal and state income tax liabilities. This agreement expires March 31, 2002. We recorded compensation expense of approximately $287,000, $331,000 and $314,000 in 2001, 2000 and 1999, respectively, relative to the agreement.

LOAN TO PRINCIPAL STOCKHOLDER AND TRANSACTIONS WITH AFFILIATE

In May 1999 we lent $125,000 to Edward K. Christian. The loan bore interest at 7% per annum. Principal and interest on the loan was repaid in two equal installments on May 5, 2000 and 2001. Mr. Christian loaned the proceeds of his loan to Surtsey Productions, Inc., a company owned by his daughter, to finance the purchase of the assets of television station KVCT, Victoria, Texas. Under the ownership rules of the Federal Communications Commission we are prohibited from owning this station. Surtsey Productions has leased KVCT to us exclusively for sales and programming. Under the 16 year lease agreement, we paid Surtsey Productions two lump sum payments of approximately $118,000 and $122,000 in 2001 and 2000, respectively. Additionally, we make lease payments of $2,000 per month.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

12. RELATED PARTY TRANSACTIONS (CONTINUED)

OTHER RELATED PARTY TRANSACTIONS

A number of our radio and television stations have utilized the graphic design services of Surtsey Productions, a company owned by Mr. Christian's daughter. For the year ended December 31, 2001 the total fees paid to Surtsey Productions for such services was approximately $112,000. Surtsey Productions leases office space in a building owned by us, and paid us rent of approximately $33,000 during the year ended December 31, 2001.

13. COMMON STOCK

Dividends. Stockholders are entitled to receive such dividends as may be declared by our Board of Directors out of funds legally available for such purpose. However, no dividend may be declared or paid in cash or property on any share of any class of Common Stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock). The payment of dividends is prohibited by the terms of our bank loan agreement, without the banks' prior consent.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect two of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2001. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

The holders of the Common Stock vote as a single class with respect to any proposed "going private" transaction with the principal stockholder, with each share of each class of Common Stock entitled to one vote per share.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

13. COMMON STOCK (CONTINUED)

Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of any class of common stock is required to approve, among other things, a change in the designations, preferences and limitations of the shares of such class of common stock.

Liquidation Rights. Upon our liquidation, dissolution, or winding-up, the holders of Class A Common Stock are entitled to share ratably with the holders of Class B Common Stock in all assets available for distribution after payment in full of creditors.

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

14. COMMITMENTS AND CONTINGENCIES

LEASES

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2001 was $1,462,000 ($1,356,000 and $1,332,000 for the years ended December 31, 2000 and 1999, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2001 (in thousands):

                2002                                                 $1,424
                2003                                                    980
                2004                                                    500
                2005                                                    259
                2006                                                    212
                Thereafter                                            1,207
                                                                     ------
                                                                     $4,582
                                                                     ======

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

BROADCAST PROGRAM RIGHTS

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2001(in thousands):

                           2002                                     $210
                           2003                                      137
                           2004                                      113
                           2005                                       72
                           2006                                        1
                           Thereafter                                  0
                                                                    ----
                                                                    $533
Amounts due within one year (included in accounts payable)           210
                                                                    ----
                                                                    $323
                                                                    ====

15. SEGMENT INFORMATION

We evaluate the operating performance of our stations individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes all fifty-seven of our radio stations and three radio information networks. The Television segment consists of four television stations and three low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

15. SEGMENT INFORMATION (CONTINUED)

We evaluate performance of our operating entities based on station operating income before corporate general and administrative, depreciation and amortization ("station operating income"). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

YEAR ENDED                                                                CORPORATE
    DECEMBER 31, 2001:                       RADIO        TELEVISION      AND OTHER      CONSOLIDATED
                                           ----------------------------------------------------------
Net operating revenue                      $ 93,094        $10,862              --         $103,956
Station operating expense                    58,317          8,323              --           66,640
                                           --------        -------        --------         --------
Station operating income                     34,777          2,539              --           37,316
Corporate general and
    administrative                               --             --        $  5,421            5,421
Depreciation and
    amortization                              7,541          2,021             548           10,110
                                           --------        -------        --------         --------
Operating profit (loss)                    $ 27,236        $   518        $ (5,969)        $ 21,785
                                           ========        =======        ========         ========
Total assets at
    December 31, 2001                      $159,694        $26,234        $ 17,961         $203,889
                                           ========        =======        ========         ========
Capital additions                          $  6,521        $ 1,476        $    482         $  8,479
                                           ========        =======        ========         ========

YEAR ENDED                                                                CORPORATE
    DECEMBER 31, 2000:                       RADIO        TELEVISION      AND OTHER      CONSOLIDATED
                                           ----------------------------------------------------------
Net operating revenue                      $ 89,127        $12,619              --         $101,746
Station operating expense                    53,886          8,601              --           62,487
                                           --------        -------        --------         --------
Station operating income                     35,241          4,018              --           39,259
Corporate general and
    administrative                               --             --        $  5,101            5,101
Depreciation and
    amortization                              6,680          1,963             376            9,019
                                           --------        -------        --------         --------
Operating profit (loss)                    $ 28,561        $ 2,055        $ (5,477)        $ 25,139
                                           ========        =======        ========         ========
Total assets at
    December 31, 2000                      $140,080        $26,716        $ 13,110         $179,906
                                           ========        =======        ========         ========
Capital additions                          $  3,506        $ 1,403        $    492         $  5,401
                                           ========        =======        ========         ========

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

15. SEGMENT INFORMATION (CONTINUED)

YEAR ENDED                                                                CORPORATE
    DECEMBER 31, 1999:                       RADIO        TELEVISION      AND OTHER      CONSOLIDATED
                                           ----------------------------------------------------------
Net operating revenue                      $ 80,167        $ 9,853              --         $ 90,020
Station operating expense                    49,823          6,729              --           56,552
                                           --------        -------        --------         --------
Station operating income                     30,344          3,124              --           33,468
Corporate general and
    administrative                               --             --        $  5,095            5,095
Depreciation and
    amortization                              6,056          1,525             441            8,022
                                           --------        -------        --------         --------
Operating profit (loss)                    $ 24,288        $ 1,599        $ (5,536)        $ 20,351
                                           ========        =======        ========         ========
Total assets at
    December 31, 1999                      $115,834        $27,476        $ 19,186         $162,496
                                           ========        =======        ========         ========
Capital additions                          $  3,666        $ 1,437        $     74         $  5,177
                                           ========        =======        ========         ========

16. SUBSEQUENT EVENTS

On February 15, 2002, we entered into an agreement to purchase the assets of WKNE-AM/FM in Keene, New Hampshire and WKVT-AM/FM in Brattleboro, Vermont for approximately $9,075,000. The acquisition, which is subject to the approval of the Federal Communications Commission, is expected to close during the second quarter of 2002.

In March 2002 we entered into an employment agreement with Edward K. Christian, our principal stockholder, President and CEO. This agreement is effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The base salary under the agreement is an annual salary of $450,000 per year effective April 1, 2002, increasing to $500,000 per year effective January 1, 2003. The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. The agreement also provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2001 his average annual compensation as defined by the new employment agreement, which is relatively comparable with his prior employment agreement, was approximately $783,000.

                            Saga Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                 MARCH 31,               JUNE 30,             SEPTEMBER 30,              DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                              2001      2000        2001         2000       2001         2000         2001        2000
                            --------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
Net operating revenue       $22,793    $22,042    $ 28,014     $26,180    $ 26,251     $ 25,478     $ 26,898     $28,046
Station operating
   expense:
   Programming and
     technical                6,060      5,598       6,075       5,461       6,230        5,769        6,094       5,842
   Selling                    5,902      5,741       7,361       6,872       6,037        5,677        7,124       7,181
   Station general and
     administrative           3,976      3,980       3,743       3,170       4,021        3,419        4,017       3,777
                            -------    -------    --------     -------    --------     --------     --------     -------
     Total station
       operating expense     15,938     15,319      17,179      15,503      16,288       14,865       17,235      16,800
                            -------    -------    --------     -------    --------     --------     --------     -------
Station operating
   income before
   corporate general and
   administrative,
   depreciation and
   amortization               6,855      6,723      10,835      10,677       9,963       10,613        9,663      11,246
   Corporate general and
     administrative           1,356      1,211       1,539       1,453       1,191        1,239        1,335       1,198
   Depreciation and
     amortization             2,376      2,198       2,486       2,199       2,606        2,286        2,642       2,336
                            -------    -------    --------     -------    --------     --------     --------     -------
Operating profit              3,123      3,314       6,810       7,025       6,166        7,088        5,686       7,712

Other expenses:
   Interest expense           1,803      1,570       1,942       1,569       1,896        1,781        1,396       1,873
   Other                        358        425         (48)      1,630        (315)         (13)         (12)         62
                            -------    -------    --------     -------    --------     --------     --------     -------
Income before
   income tax                   962      1,319       4,916       3,826       4,585        5,320        4,302       5,777
   Income tax provision         428        599       2,066       1,689       1,870        2,252        1,836       3,052
                            -------    -------    --------     -------    --------     --------     --------     -------
Net income                  $   534    $   720    $  2,850     $ 2,137    $  2,715     $  3,068     $  2,466     $ 2,725
                            =======    =======    ========     =======    ========     ========     ========     =======
Basic earnings per
   share                    $   .03    $   .04    $    .17     $   .13    $    .17     $    .19     $    .15     $   .17
                            =======    =======    ========     =======    ========     ========     ========     =======
Weighted average
    common shares            16,354     16,479      16,386      16,479      16,380       16,479       16,390      16,319
                            =======    =======    ========     =======    ========     ========     ========     =======
Diluted earnings per
   share                    $   .03    $   .04    $    .17     $   .13    $    .16     $    .18     $    .15     $   .16
                            =======    =======    ========     =======    ========     ========     ========     =======
Weighted average
   common and common
   equivalent shares         16,655     16,861      16,708      16,868      16,728       16,871       16,753      16,545
                            =======    =======    ========     =======    ========     ========     ========     =======