Form 10-Q
period 2002-03-31
SAGA COMMUNICATIONS INC
filed 2002-05-15
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2002

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 2002 was 14,558,398 and 1,888,296, respectively.

                                      INDEX

                                                                       PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed consolidated balance sheets--March 31,
                 2002 and December 31, 2001                              3

                 Condensed consolidated statements of income --
                 Three months ended March 31, 2002 and 2001              5

                 Condensed consolidated statements of cash
                 flows--Three months ended March 31, 2002 and 2001       6

                 Notes to unaudited condensed consolidated
                 financial statements                                    7


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          16

PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                       27

Signatures                                                              28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                   MARCH 31,     DECEMBER 31,
                                                      2002           2001
                                                  ------------   ------------
                                                  (UNAUDITED)
ASSETS
Current assets:

   Cash and cash equivalents                     $  16,236            $  11,843
   Accounts receivable, net                         16,321               19,185
   Prepaid expenses                                  3,343                2,811
   Other current assets                              2,231                1,680
                                                 ---------            ---------
Total current assets                                38,131               35,519

Property and equipment                             112,313              110,172
   Less accumulated depreciation                   (56,348)             (55,003)
                                                 ---------            ---------
Net property and equipment                          55,965               55,169

Other assets:
   Broadcast licenses, net                          86,835               86,835
   Goodwill, net                                    20,929               20,929
   Other intangibles                                   993                1,118
   Deferred costs and investments, net               3,383                3,151
                                                 ---------            ---------
Total other assets                                 112,140              112,033
                                                 ---------            ---------
                                                 $ 206,236            $ 202,721
                                                 =========            =========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                        MARCH 31,           DECEMBER 31,
                                                          2002                 2001
                                                      -----------           -----------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                     $     874            $     944
   Other current liabilities                               10,187               10,217
   Current portion of long-term debt                          275                  275
                                                        ---------            ---------
Total current liabilities                                  11,336               11,436

Deferred income taxes                                      10,811                9,990
Long-term debt                                            105,124              105,226
Other                                                       1,010                1,007

STOCKHOLDERS' EQUITY:

   Common stock                                               166                  166
   Additional paid-in capital                              43,771               43,185
   Note receivable from principal stockholder                  --                 (171)
   Retained earnings                                       36,282               34,483
   Accumulated other comprehensive income                     (62)                (340)
   Treasury stock                                          (2,160)              (2,198)
   Unearned compensation on restricted stock                  (42)                 (63)
                                                        ---------            ---------
Total stockholders' equity                                 77,955               75,062
                                                        ---------            ---------
                                                        $ 206,236            $ 202,721
                                                        =========            =========



Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2002               2001
                                                        --------            -------
Net operating revenue                                   $ 23,928            $22,793

Operating expenses:

   Programming and technical                               6,401              6,060
   Selling                                                 5,872              5,902
   Station general and administrative                      4,360              3,976
   Corporate general and administrative                    1,292              1,356
   Depreciation                                            1,441              1,383
   Amortization                                              125                993
                                                        --------            -------
Operating profit                                           4,437              3,123
Other (income) expenses:
   Interest expense                                        1,341              1,803
   Other                                                      (7)               358
                                                        --------            -------
Income before income tax                                   3,103                962
Income tax provision                                       1,303                428
                                                        --------            -------
Net income                                              $  1,800            $   534
                                                        ========            =======
Earnings per share (basic and diluted)                  $    .11            $   .03
                                                        ========            =======
Weighted average common shares                            16,413             16,354
                                                        ========            =======
Weighted average common and common equivalent
   shares                                                 16,835             16,655
                                                        ========            =======

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2002                2001
                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash provided by operating activities                       $  6,546            $  3,560

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment                         (2,243)             (1,769)
   Proceeds from sale of assets                                      20                   3
   Increase in intangibles and other assets                        (335)             (3,639)
   Acquisition of stations                                           --             (12,207)
                                                               --------            --------
Net cash used in investing activities                            (2,558)            (17,612)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                      --              11,250
   Payments on long-term debt                                      (102)               (103)
   Net proceeds from exercise of stock options                      507                 304
   Purchase of shares held in treasury                               --                (491)
                                                               --------            --------
Net cash provided by financing activities                           405              10,960

Net increase (decrease) in cash and cash equivalents              4,393              (3,092)
Cash and cash equivalents, beginning of period                   11,843               8,670
                                                               --------            --------
Cash and cash equivalents, end of period                       $ 16,236            $  5,578
                                                               ========            ========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2001.

2.  RECLASSIFICATION

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

3.  ADOPTION OF ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. The requirements of Statement 141 are effective for any business combination after June 30, 2001. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. We have historically used the purchase method to account for all business combinations and therefore, the adoption of Statement 141 did not have a material impact on our financial position, cash flows or results of operations.

Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

3.  ADOPTION OF ACCOUNTING POLICIES (CONTINUED)

We adopted Statement 142 on January 1, 2002. Reported income and earnings per share adjusted to exclude broadcast license and goodwill amortization is as follows:






     ADJUSTED NET INCOME FOR ADOPTION OF STATEMENT 142              FOR THE THREE
               (UNAUDITED)                                           MONTHS ENDED
     (IN THOUSANDS EXCEPT PER SHARE DATA)                              MARCH 31,
                                                                  2002          2001
                                                               ---------       ---------
Reported net income                                            $   1,800       $     534
Add back: amortization of goodwill, net of tax provision
   of $133                                                            --             167
Add back: amortization of broadcast licenses, net of tax
   provision of $230                                                  --             289
                                                               ---------       ---------
Adjusted net income                                            $   1,800       $     990
                                                               =========       =========
Basic and diluted earnings per share:
Reported net income per share                                  $     .11       $     .03
Add back: amortization of goodwill, net of taxes                      --             .01
Add back: amortization of broadcast licenses, net of tax              --             .02
                                                               ---------       ---------
Adjusted net income per share                                  $     .11       $     .06
                                                               =========       =========


During the first quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for our broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely). The results of these tests indicate that there is no impairment for these intangibles as of January 1, 2002.

During the second quarter of 2002, we will test goodwill for impairment as prescribed in Statement 142. We have not yet determined the effect, if any, of these impairment tests. However, any impairment as a result of this test would be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

We have recorded amortizable intangible assets at March 31, 2002 as follows:

                                             GROSS
                                             CARRYING    ACCUMULATED
                                             AMOUNT     AMORTIZATION
                                             ------     ------------
Non-competition agreements                   $4,315       $3,835
Favorable lease agreements                   $4,804       $4,291
                                             ------       ------
Total amortizable intangible assets at
 March 31, 2002                              $9,119       $8,126
                                             ======       ======


Aggregate amortization expense for these amortizable intangible assets for the three months ended March 31, 2002 was $125,000.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

3.  ADOPTION OF ACCOUNTING POLICIES (CONTINUED)

Effective January 1, 2002 we adopted Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.

4.  INCOME TAXES

Our effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

5.  TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME


                                                 THREE MONTHS
                                                    ENDED
 TOTAL COMPREHENSIVE INCOME CONSISTS OF:           MARCH 31,
                                               2002         2001
                                              ------       ----
Net income                                    $1,800       $534
Accumulated other comprehensive income:
   Change in fair value of derivative
   instruments, net of tax                       278         --
                                              ------       ----
Total comprehensive income                    $2,078       $534
                                              ======       ====

Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at March 31, 2002 and December 31, 2001.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. ACQUISITIONS

On February 1, 2001, we acquired two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately $6,700,000.

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

On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This transaction has been accounted for in accordance with Statement 141 as summarized in Note 3. The effect of applying Statement 141 is immaterial to the accompanying financial statements.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. ACQUISITIONS (CONTINUED)

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
                                                           =======

The following unaudited pro forma results of our operations for the three months ended March 31, 2002 and 2001 assume the 2001 acquisitions occurred as of January 1, 2001. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                              2002          2001
                                           --------        -------
CONSOLIDATED RESULTS OF OPERATIONS:          (In thousands except
                                                per share data)

Net operating revenue                      $ 23,928        $23,543
Station operating expense                    16,633         16,670
                                           --------        -------
Station operating income                      7,295          6,873
Corporate general and administrative          1,292          1,356
Depreciation                                  1,441          1,445
Amortization                                    125          1,037
                                           --------        -------
Operating profit                              4,437          3,035
Interest expense                              1,341          1,857
Other                                            (7)           358
Income taxes                                  1,303            369
                                           --------        -------
Net income                                 $  1,800        $   451
                                           ========        =======
Basic earnings per share                   $    .11        $   .03
                                           ========        =======
Diluted earnings per share                 $    .11        $   .03
                                           ========        =======

                                             THREE MONTHS ENDED
                                                 MARCH 31,
RADIO BROADCASTING SEGMENT                   2002        2001
                                           --------     -------
                                              (In thousands)
Net operating revenue                      $21,173       $21,073
Station operating expense                   14,477        14,605
                                           -------       -------
Station operating income                     6,696         6,468
Corporate general and administrative            --            --
Depreciation                                 1,038         1,000
Amortization                                   119           887
                                           -------       -------
Operating profit                           $ 5,539       $ 4,581
                                           =======       =======

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6. ACQUISITIONS (CONTINUED)


                                                    THREE MONTHS ENDED
                                                        MARCH 31,
TELEVISION BROADCASTING SEGMENT                     2002          2001
                                                     (In thousands)
   Net operating revenue                          $2,755       $ 2,470
   Station operating expense                       2,156         2,065
                                                  ------       -------
   Station operating income                          599           405
   Corporate general and administrative               --            --
   Depreciation                                      354           403
   Amortization                                        6            98
                                                  ------       -------
   Operating profit (loss)                        $  239       $   (96)
                                                  ======       =======

7.  SEGMENT INFORMATION

Our operations are aligned into two business segments: Radio and Television. These business segments are consistent with our management of these businesses and our financial reporting structure.

The Radio segment includes all 57 of our radio stations and three radio information networks. The Television segment consists of 7 television stations. The Radio and Television segments both derive their revenue from the sale of commercial broadcast inventory.

The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

We evaluate performance of our operating entities based on operating profit
(loss) before corporate general and administrative, depreciation and amortization ("station operating income"). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of generally accepted accounting principles.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7.  SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED                                        CORPORATE
   MARCH 31, 2002:             RADIO        TELEVISION    AND OTHER     CONSOLIDATED
                              --------       -------      ---------     -----------

Net operating revenue         $ 21,173       $ 2,755             --        $ 23,928
Station operating
   expense                      14,477         2,156             --          16,633
                              --------       -------       --------        --------
Station operating
   income                        6,696           599             --           7,295
Corporate general and
   administrative                   --            --       $  1,292           1,292
Depreciation                     1,038           354             49           1,441
Amortization                       119             6             --             125
                              --------       -------       --------        --------
Operating profit (loss)       $  5,539       $   239       $ (1,341)       $  4,437
                              ========       =======       ========        ========

Total assets                  $158,387       $26,412       $ 21,437        $206,236
                              ========       =======       ========        ========

THREE MONTHS ENDED                                           CORPORATE
   MARCH 31, 2001:             RADIO         TELEVISION      AND OTHER      CONSOLIDATED
                               -----         ----------      ---------      ------------
Net operating revenue         $ 20,323       $  2,470              --        $ 22,793
Station operating
   expense                      13,873          2,065              --          15,938
                              --------       --------        --------        --------
Station operating
   income                        6,450            405              --           6,855
Corporate general and
   administrative                   --             --        $  1,356           1,356
Depreciation                       938            403              42           1,383
Amortization                       843             98              52             993
                              --------       --------        --------        --------
Operating profit (loss)       $  4,669       $    (96)       $ (1,450)       $  3,123
                              ========       ========        ========        ========

Total assets                  $151,416       $ 26,210        $ 15,005        $192,631
                              ========       ========        ========        ========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

8.  SUBSEQUENT EVENTS

On April 4, 2002, we entered into an agreement to purchase WKBK-AM and WXOD-FM in Keene, New Hampshire for approximately $2,625,000. The acquisition, which is subject to the approval of the Federal Communications Commission, is expected to close during the third quarter of 2002.

On May 1, 2002, we acquired the assets of WKNE-AM/FM in Keene, New Hampshire and WKVT-AM/FM in Brattleboro, Vermont for approximately $9,075,000. The acquisition is subject to the final approval of the Federal Communications Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

GENERAL

      Our financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

      During the years ended December 31, 2001 and 2000 and the three month periods ended March 31, 2002 and 2001, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2001 and 2000, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of station operating income. For the three months ended March 31, 2002 and 2001, Columbus accounted for an aggregate of 15% and Milwaukee accounted for an aggregate of 20% and 24%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 2002 and 2001, approximately 81% and 82%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of March 31, 2002 we owned and/or operated fifty-seven radio stations, four TV stations, three LPTV stations and three radio information networks. As a result of acquisitions, as of March 31, 2001 we owned and/or operated fifty-three radio stations, four TV stations, two LPTV stations, and three radio information networks.

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

          - April 1, 2001: an AM and FM radio station (WHAI-AM and WHMQ-FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

          - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      On February 15, 2002, we entered into an agreement to purchase the assets of WKNE-AM/FM in Keene, New Hampshire and WKVT-AM/FM in Brattleboro, Vermont for approximately $9,075,000. The acquisition closed during the second quarter of 2002.

      On April 4, 2002, we entered into an agreement to purchase WKBK-AM and WXOD-FM in Keene, New Hampshire for approximately $2,625,000. The acquisition, which is subject to the approval of the Federal Communications Commission, is expected to close during the third quarter of 2002.

      For additional information with respect to these acquisitions, see "Liquidity and Capital Resources" below.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

      The following tables summarize our results of operations for the three months ended March 31, 2002 and 2001. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   March 31,                % Increase         % Increase
                                              2002           2001           (Decrease)         (Decrease)
                                              ----           ----           ----------         ----------
Net operating revenue                       $23,928        $22,793             4.98%              1.02%
Station operating expense *                  16,633         15,938             4.36%              (.91%)
                                            -------        -------
Station operating income                      7,295          6,855             6.42%              5.41%
Corporate G&A                                 1,292          1,356            (4.72%)              N/A
Depreciation                                  1,441          1,383             4.19%             (3.94%)
Amortization                                    125            993           (87.41%)           (87.79%)
                                            -------        -------
Operating profit                              4,437          3,123            42.07%             40.70%
Interest expense                              1,341          1,803           (25.62%)
Other (income) expense                           (7)           358          (101.96%)
Income taxes                                  1,303            428           204.44%
                                            -------        -------
Net income                                  $ 1,800        $   534           237.08%
                                            =======        =======
Earnings per share (basic and diluted)      $   .11        $   .03           266.67%
                                            =======        =======

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   March 31,                % Increase         % Increase
                                              2002           2001           (Decrease)         (Decrease)
                                              ----           ----           ----------         ----------
Net operating revenue                       $21,173        $20,323             4.18%             (0.28%)
Station operating expense *                  14,477         13,873             4.35%             (1.72%)
                                            -------        -------
Station operating income                      6,696          6,450             3.81%              2.73%
Depreciation                                  1,038            938            10.66%             (1.22%)
Amortization                                    119            843           (85.88%)           (86.22%)
                                            -------        -------
Operating profit                            $ 5,539        $ 4,669            18.63%             18.14%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   March 31,                % Increase         % Increase
                                              2002           2001           (Decrease)         (Decrease)
                                              ----           ----           ----------         ----------
Net operating revenue                       $ 2,755        $ 2,470            11.54%             11.54%
Station operating expense *                   2,156          2,065             4.41%              4.41%
                                            -------        -------
Station operating income                        599            405            47.90%             47.90%
Depreciation                                    354            403           (12.16%)           (12.16%)
Amortization                                      6             98           (93.88%)           (93.88%)
                                            -------        -------
Operating profit (loss)                     $   239        $   (96)             N/A                N/A


* Programming, technical, selling and station general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      For the three months ended March 31, 2002, net operating revenue was $23,928,000 compared with $22,793,000 for the three months ended March 31, 2001, an increase of $1,135,000 or 5%. Approximately $906,000 or 80% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2001. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 1% ($229,000). This increase was primarily the result of an increase in revenue in our television segment, which was primarily attributable to an increase in advertising rates in the television local marketplace.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $695,000 or 4% to $16,633,000 for the three months ended March 31, 2002, compared with $15,938,000 for the three months ended March 31, 2001. Of the total increase, approximately $836,000 or 120% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2001. Station operating expense decreased by approximately $141,000 or 1% on a same station basis.

      Operating profit increased by $1,314,000 or 42% to $4,437,000 for the three months ended March 31, 2002, compared with $3,123,000 for the three months ended March 31, 2001. The increase was primarily the result of the $1,135,000 increase in net operating revenue offset by the $695,000 increase in station operating expense, and an $868,000 or 87% decrease in amortization expense that was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

      We generated net income in the amount of approximately $1,800,000 ($0.11 per share on a diluted basis) during the three months ended March 31, 2002, compared with net income of $534,000 ($0.03 per share on a diluted basis) for the three months ended March 31, 2001, an increase of approximately $1,266,000. The increase in net income was principally the result of the $1,314,000 increase in operating profit, a $462,000 decrease in interest expense and a $365,000 decrease in other expense, offset by an $875,000 increase in income taxes. The decrease in interest expense was principally the result of marginally lower interest rates over the prior period. Other expense of $358,000 in 2001 was primarily attributable to marking to market our swap agreements.

OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on the economic and market conditions as of May 1, 2002, for the quarter ending June 30, 2002 we anticipate net operating revenue of approximately $29,500,000, station operating expense of approximately $18,600,000, station operating income of approximately $10,900,000, operating profit of approximately $7,600,000, and net income of approximately $3,500,000 or $.21 per share on a fully diluted basis.

      Based on the economic and market conditions as of May 1, 2002, for the year ending December 31, 2002 we anticipate net operating revenue of approximately $109,700,000, station operating expense of approximately $70,200,000, station operating income of approximately $39,500,000, operating profit of approximately $27,300,000, and net income of approximately $11,900,000 or $.71 per share on a fully diluted basis.


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

      For a more complete description of the prominent risks and uncertainties inherent in our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements; Risk Factors" in our Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES


      As of March 31, 2002, we had $105,399,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

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

      As of March 31, 2002 we had $105,000,000 outstanding under the Term Loan. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

      At March 31, 2002, we had four interest rate swap agreements with the following terms:

          - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (2.0475% at March 31, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

          - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (2.0475% at March 31, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

          - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (2.0475% at March 31, 2002) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

          - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (2.0475% at March 31, 2002) calculated on the notional amount of $13,125,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

      Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $205,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the three months ended March 31, 2002. An aggregate increase in interest expense of approximately $350,000 has been recognized since the inception of the agreements. The fair value of these swap agreements at March 31, 2002 was approximately ($93,000), which has been recorded as a liability in our balance sheet.

      During the three months ended March 31, 2002 and 2001, we had net cash flows from operating activities of $6,546,000 and $3,560,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On May 1, 2002 we acquired an AM and FM radio station (WKNE-AM/FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market for approximately $9,075,000. We financed this acquisition through funds generated from operations. This acquisition is subject to the final approval of the Federal Communications Commission.

      Additionally, in April 2002 we entered into an agreement to acquire an AM and FM radio station (WKBK-AM and WXOD-FM) serving the Keene, New Hampshire market for approximately $2,625,000. This acquisition is subject to the approval of the Federal Communications Commission and is expected to close during the third quarter of 2002.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2002, we have repurchased 326,627 shares of our Class A Common Stock for approximately $4,814,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2002 were approximately $2,243,000 ($1,769,000 in 2001). We anticipate capital expenditures in 2002 to be approximately $7,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.


SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

                                                                Payments Due By Period
                                                                    (In thousands)
                                              -----------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS AND                           LESS THAN 1       1 TO 3    4 TO 5     AFTER 5
OTHER COMMERCIAL COMMITMENTS:                   TOTAL         YEAR           YEARS     YEARS       YEARS
-----------------------------                   -----         ----           -----     -----       -----
Long Term Debt                                $105,501       $   275        $26,476   $34,125     $44,625
Operating Leases                                 4,582         1,424          1,480       471       1,207
Acquisition Commitments                          9,075         9,075             --        --          --
TV Syndicated Programming                          533           210            250        73          --
Employment Agreements                           17,588         5,483          5,512     2,859       3,734
Other Operating Contracts                        7,062         3,016          3,066       955          25
                                              --------       -------        -------   -------     -------
Total Contractual Cash Obligations            $144,341       $19,483        $36,784   $38,483     $49,591
                                              ========       =======        =======   =======     =======

      There have been no material changes to the above contracts/commitments during the three months ended March 31, 2002. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("Statement 141"), Business Combinations, and No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. The requirements of Statement 141 are effective for any business combination after June 30, 2001. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. We have historically used the purchase method to account for all business combinations and therefore, the adoption of Statement 141 did not have a material impact on our financial position, cash flows or results of operations.

      Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption. We adopted Statement 142 on January 1, 2002.

      During the first quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for our broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely). The results of these tests indicate that there is no impairment for these intangibles as of January 1, 2002.

      During the second quarter of 2002, we will test goodwill for impairment as prescribed in Statement 142. We have not yet determined the effect, if any, of these impairment tests. However, any impairment as a result of this test would be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

      Effective January 1, 2002 we adopted Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.


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


                                        SAGA COMMUNICATIONS, INC.


Date:  May 14, 2002                     /s/ Samuel D. Bush
                                        ----------------------------------------
                                            Samuel D. Bush
                                            Vice President, Chief Financial
                                            Officer, and Treasurer
                                            (Principal Financial Officer)





Date:  May 14, 2002                     /s/ Catherine A. Bobinski
                                        ----------------------------------------
                                            Catherine A. Bobinski
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)