Form 10-Q
period 2002-06-30
SAGA COMMUNICATIONS INC
filed 2002-08-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 2002

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 2002 was 18,326,033 and 2,360,370, respectively.

                                      INDEX

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--June 30, 2002
              and December 31, 2001                                           3

              Condensed consolidated statements of income--Three and
              six months ended June 30, 2002 and 2001                         5

              Condensed consolidated statements of cash flows--Six
              months ended June 30, 2002 and 2001                             6

              Notes to unaudited condensed consolidated financial
              statements                                                      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            16

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders            28

Item 6.       Exhibits and Reports on Form 8-K                               28

Signatures                                                                   29

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                JUNE 30,        DECEMBER 31,
                                                 2002               2001
                                              ----------        -----------
                                              (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                  $   9,753         $  11,843
    Accounts receivable, net                      20,689            19,185
    Prepaid expenses                               1,618             2,811
    Other current assets                           1,922             1,680
                                               ---------         ---------
Total current assets                              33,982            35,519

Property and equipment                           115,138           110,172
    Less accumulated depreciation                (57,875)          (55,003)
                                               ---------         ---------
Net property and equipment                        57,263            55,169

Other assets:
    Broadcast licenses, net                       92,543            86,835
    Goodwill, net                                 22,754            20,929
    Other intangibles                                868             1,118
    Deferred costs and investments, net            3,623             3,151
                                               ---------         ---------
Total other assets                               119,788           112,033
                                               ---------         ---------
                                               $ 211,033         $ 202,721
                                               =========         =========



      See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                   JUNE 30,         DECEMBER 31,
                                                     2002              2001
                                                  ----------        -----------
                                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                               $     792         $     944
    Other current liabilities                         10,548            10,217
    Current portion of long-term debt                  4,552               275
                                                   ---------         ---------
Total current liabilities                             15,892            11,436

Deferred income taxes                                 11,180             9,990
Long-term debt                                       100,724           105,226
Other                                                  1,289             1,007

STOCKHOLDERS' EQUITY:
    Common stock                                         208               166
    Additional paid-in capital                        44,436            43,185
    Note receivable from principal stockholder            --              (171)
    Retained earnings                                 39,905            34,483
    Accumulated other comprehensive income              (438)             (340)
    Treasury stock                                    (2,142)           (2,198)
    Unearned compensation on restricted stock            (21)              (63)
                                                   ---------         ---------
Total stockholders' equity                            81,948            75,062
                                                   ---------         ---------
                                                   $ 211,033         $ 202,721
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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                                   THREE MONTHS                    SIX MONTHS
                                                                      ENDED                           ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            -------------------------------------------------------
                                                              2002            2001             2002           2001
                                                            --------        --------         --------        --------
Net operating revenue                                       $ 29,763        $ 28,014         $ 53,691        $ 50,807
Operating expenses:
   Programming and technical                                   6,363           6,075           12,764          12,135
   Selling                                                     8,008           7,361           13,880          13,263
   Station general and administrative                          4,493           3,743            8,853           7,719
   Corporate general and administrative                        1,542           1,539            2,834           2,895
   Depreciation                                                1,534           1,422            2,975           2,805
   Amortization                                                  125           1,064              250           2,057
                                                            --------        --------         --------        --------
 Operating profit                                              7,698           6,810           12,135           9,933
Other (income) expense:
   Interest expense                                            1,367           1,942            2,708           3,745
   Other                                                          10             (48)               3             310
                                                            --------        --------         --------        --------
Income before income tax                                       6,321           4,916            9,424           5,878
Income tax provision                                           2,656           2,066            3,959           2,494
                                                            --------        --------         --------        --------
Net income                                                  $  3,665        $  2,850         $  5,465        $  3,384
                                                            ========        ========         ========        ========
Earnings per share:
   Basic                                                    $    .18        $    .14         $    .27        $    .17
                                                            ========        ========         ========        ========
   Diluted                                                  $    .17        $    .14         $    .26        $    .16
                                                            ========        ========         ========        ========
Weighted average common shares                                20,585          20,483           20,550          20,463
                                                            ========        ========         ========        ========
Weighted average common and common equivalent shares
                                                              21,250          20,885           21,152          20,864
                                                            ========        ========         ========        ========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       2002              2001
                                                    ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities            $ 10,250         $  7,519

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment              (3,417)          (3,406)
    Proceeds from sale of assets                           21                3
    Increase in intangibles and other assets             (701)          (5,242)
    Acquisition of stations                            (9,070)         (14,407)
                                                     --------         --------
Net cash used in investing activities                 (13,167)         (23,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                           --           11,250
    Payments on long-term debt                           (225)            (341)
    Net proceeds from exercise of stock options         1,052              304
    Purchase of shares held in treasury                    --             (725)
                                                     --------         --------
Net cash provided by financing activities                 827           10,488

                                                     --------         --------
Net decrease in cash and cash equivalents              (2,090)          (5,045)
Cash and cash equivalents, beginning of period         11,843            8,670
                                                     --------         --------
Cash and cash equivalents, end of period             $  9,753         $  3,625
                                                     ========         ========

See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2001.


2.  RECLASSIFICATION

Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


3.  STOCK SPLIT

On June 15, 2002 we consummated a five-for-four split of our Class A and Class B Common Stock, resulting in additional shares being issued of approximately 3,685,000 and 472,000, respectively, for holders of record on May 31, 2002. All share and per share information in the accompanying financial statements has been restated retroactively to reflect the split.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


4.  ADOPTION OF ACCOUNTING POLICIES (CONTINUED)

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

We adopted Statement 142 on January 1, 2002. Reported income and earnings per share adjusted to exclude broadcast license and goodwill amortization is as follows:



          ADJUSTED NET INCOME FOR ADOPTION OF                       THREE MONTHS ENDED               SIX MONTHS ENDED
              STATEMENT 142 (UNAUDITED)                                   JUNE 30,                         JUNE 30,
         (IN THOUSANDS EXCEPT PER SHARE DATA)                        2002             2001             2002             2001
                                                                  ---------        ---------        ---------        ---------
Reported net income                                               $   3,665        $   2,850        $   5,465        $   3,384
Add back: amortization of goodwill, net of tax provision
    of $121 and $254                                                     --              177               --              344
Add back: amortization of broadcast licenses, net of tax
    provision of $210 and $440                                           --              309               --              598
                                                                  ---------        ---------        ---------        ---------
Adjusted net income                                               $   3,665        $   3,336        $   5,465        $   4,326
                                                                  =========        =========        =========        =========
Basic earnings per share:
Reported net income per share -- basic                            $     .18        $     .14        $     .27        $     .17
Add back: amortization of goodwill, net of taxes                         --              .01               --              .02
Add back: amortization of broadcast licenses, net of taxes               --              .01               --              .02
                                                                  ---------        ---------        ---------        ---------
Adjusted net income per share -- basic                            $     .18        $     .16        $     .27        $     .21
                                                                  =========        =========        =========        =========
Diluted earnings per share:
Reported net income per share -- diluted                          $     .17        $     .14        $     .26        $     .16
Add back: amortization of goodwill, net of taxes                         --              .01               --              .02
Add back: amortization of broadcast licenses, net of taxes               --              .01               --              .03
                                                                  ---------        ---------        ---------        ---------
Adjusted net income per share -- diluted                          $     .17        $     .16        $     .26        $     .21
                                                                  =========        =========        =========        =========

During the first quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for our broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely). The results of these tests indicate that there is no impairment for these intangibles as of January 1, 2002.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.  ADOPTION OF ACCOUNTING POLICIES (CONTINUED)

During the second quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for goodwill. The results of these tests indicate that there is no impairment for goodwill as of January 1, 2002.

We have recorded amortizable intangible assets at June 30, 2002 as follows:

                                          GROSS CARRYING      ACCUMULATED
                                             AMOUNT           AMORTIZATION
                                          --------------      ------------
                                                    (In thousands)
Non-competition agreements                   $ 4,315            $ 3,920
Favorable lease agreements                     4,804              4,331
                                             -------            -------
Total amortizable intangible assets          $ 9,119            $ 8,251
                                             =======            =======

Aggregate amortization expense for these amortizable intangible assets for the six months ended June 30, 2002 was $250,000.

Effective January 1, 2002 we adopted Statement No. 144 ("Statement 144") Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.


5.  TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME


                                                       THREE MONTHS                SIX MONTHS
                                                           ENDED                      ENDED
 TOTAL COMPREHENSIVE INCOME                               JUNE 30,                   JUNE 30,
  CONSISTS OF:                                  ------------------------------------------------
                                                  2002          2001          2002         2001
                                                --------     --------       --------    --------
                                                               (In thousands)
Net income                                      $  3,665     $  2,850       $  5,465    $  3,384
Accumulated other comprehensive income:
    Change in fair value of derivative
      instruments, net of taxes                     (376)          --            (98)         --
                                                --------     --------       --------    --------
Total comprehensive income                      $  3,289     $  2,850       $  5,367    $  3,384
                                                ========     ========       ========    ========

Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at June 30, 2002 and December 31, 2001.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


6.  INCOME TAXES

Our effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.


7.  ACQUISITIONS

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. As a result of this activity we expect to be the leading broadcaster in the markets where we acquire properties.

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

On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This transaction has been accounted for in accordance with Statement 141 as summarized in Note 4. The effect of applying Statement 141 is immaterial to the accompanying financial statements.

On May 1, 2002, we acquired two FM and two AM radio stations (WKNE-AM/FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,075,000 plus approximately $300,000 in additional transaction costs, which have been included in goodwill. This transaction has been accounted for in accordance with Statement 141 as summarized in Note 4. The effect of applying Statement 141 is immaterial to the accompanying financial statements.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7. ACQUISITIONS (CONTINUED)

The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes. The following condensed balance sheet represents the estimated fair value assigned to the related assets and liabilities of the 2002 and 2001 acquisitions at their respective acquisition dates. We are in the process of finalizing the allocations, thus the allocation is preliminary.

                            SAGA COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET OF 2002 AND 2001 ACQUISITIONS
                                 (IN THOUSANDS)


                                                                 2002                  2001
                                                             ----------------------------------
                                                             ACQUISITIONS          ACQUISITIONS
                                                             ------------          ------------
ASSETS ACQUIRED:
Current assets                                                 $   274              $    684
Property and equipment                                           1,634                 4,737
Other assets:
    Broadcast licenses                                           5,708                14,941
    Excess of cost over fair value of assets acquired            1,521                   113
    Other intangibles, deferred costs and investments               --                   227
                                                               -------               -------
Total other assets                                               7,229                15,281
                                                               -------               -------
Total assets acquired                                            9,137                20,702
                                                               -------               -------
LIABILITIES ASSUMED:
Current liabilities                                                 67                   471
Deferred income taxes                                               --                   245
                                                               -------               -------
Total liabilities assumed                                           67                   716
                                                               -------               -------
Net assets acquired                                            $ 9,070               $19,986
                                                               =======               =======

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2002 and 2001 assume the 2002 and 2001 acquisitions occurred as of January 1, 2001. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


7. ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:


                                                               THREE MONTHS               SIX MONTHS
                                                                   ENDED                     ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           ------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS                           2002         2001         2002          2001
                                                           -------      -------       -------       -------
                                                                    (In thousands except per share data)

Net operating revenue                                      $29,931      $28,891       $54,335       $52,886
Station operating expense                                   18,992       17,835        35,996        34,848
                                                           -------      -------       -------       -------
Station operating income                                    10,939       11,056        18,339        18,038
Corporate general and administrative                         1,542        1,539         2,834         2,895
Depreciation                                                 1,543        1,479         3,013         2,953
Amortization                                                   125        1,064           250         2,101
                                                           -------      -------       -------       -------
Operating profit                                             7,729        6,974        12,242        10,089
Interest expense                                             1,367        1,942         2,708         3,799
Other                                                           10          (48)            3           310
Income tax provision                                         2,669        2,135         4,004         2,538
                                                           -------      -------       -------       -------
Net income                                                 $ 3,683      $ 2,945       $ 5,527       $ 3,442
                                                           =======      =======       =======       =======
Basic earnings per share                                   $   .18      $   .14       $  .27        $   .17
                                                           =======      =======       =======       =======
Diluted earnings per share                                 $   .17      $   .14       $  .26        $   .16
                                                           =======      =======       =======       =======


                                                                THREE MONTHS               SIX MONTHS
                                                                   ENDED                     ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           ------------------------------------------------
RADIO BROADCASTING SEGMENT                                   2002         2001          2002          2001
                                                           -------      -------       -------       -------
                                                                           (In thousands)
Net operating revenue                                      $26,926      $26,193       $48,575       $47,718
Station operating expense                                   16,582       15,859        31,430        30,807
                                                           -------      -------       -------       -------
Station operating income                                    10,344       10,334        17,145        16,911
Corporate general and administrative                            --           --            --            --
Depreciation                                                 1,139        1,030         2,206         2,059
Amortization                                                   119          881           238         1,768
                                                           -------      -------       -------       -------
Operating profit                                           $ 9,086      $ 8,423       $14,701       $13,084
                                                           =======      =======       =======       =======

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7.  ACQUISITIONS (CONTINUED)


                                                               THREE MONTHS                 SIX MONTHS
                                                                  ENDED                       ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                           -----------------------------------------------
TELEVISION BROADCASTING SEGMENT                             2002         2001          2002          2001
                                                           ------       ------         ------       ------
                                                                               (In thousands)
Net operating revenue                                      $3,005       $2,698         $5,760       $5,168
Station operating expense                                   2,410        1,976          4,566        4,041
                                                           ------       ------         ------       ------
Station operating income                                      595          722          1,194        1,127
Corporate general and administrative                           --           --             --           --
Depreciation                                                  354          404            708          807
Amortization                                                    6           97             12          195
                                                           ------       ------         ------       ------
Operating profit (loss)                                    $  235       $  221         $  474       $  125
                                                           ======       ======         ======       ======


8.  SEGMENT INFORMATION

Our operations are aligned into two business segments: Radio and Television. These business segments are consistent with our management of these businesses and our financial reporting structure.

The Radio segment includes all 61 of our radio stations and three radio information networks. The Television segment consists of 7 television stations. The Radio and Television segments both derive their revenue from the sale of commercial broadcast inventory.

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

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


8.  SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED                                                           CORPORATE
  JUNE 30, 2002:                           RADIO         TELEVISION          AND OTHER        CONSOLIDATED
                                         ---------       ----------          ----------       ------------
                                                                  (In thousands)
Net operating revenue                    $  26,758         $  3,005                 --           $ 29,763
Station operating expense                   16,454            2,410                 --             18,864
                                         ---------         --------           --------           --------
Station operating income                    10,304              595                 --             10,899
Corporate general and
    administrative                              --               --           $  1,542              1,542
Depreciation                                 1,130              354                 50              1,534
Amortization                                   119                6                 --                125
                                         ---------        ---------           --------           --------
Operating profit (loss)                  $   9,055        $     235           $ (1,592)          $  7,698
                                         =========        =========           ========           ========



THREE MONTHS ENDED                                                            CORPORATE
  JUNE 30, 2001:                           RADIO         TELEVISION           AND OTHER        CONSOLIDATED
                                         ---------       -----------          ---------        ------------
                                                                   (In thousands)
Net operating revenue                    $  25,316         $  2,698                 --           $  28,014
Station operating expense                   15,203            1,976                 --              17,179
                                         ---------         --------            -------           ---------
Station operating income                    10,113              722                 --              10,835
Corporate general and
    administrative                              --               --           $  1,539               1,539
Depreciation                                   973              404                 45               1,422
Amortization                                   881               97                 86               1,064
                                         ---------         --------           --------           ---------
Operating profit (loss)                  $   8,259         $    221           $ (1,670)          $   6,810
                                         =========         ========           ========           =========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


8.  SEGMENT INFORMATION (CONTINUED)


SIX MONTHS ENDED                                                              CORPORATE
 JUNE 30, 2002:                            RADIO          TELEVISION          AND OTHER        CONSOLIDATED
                                         ---------        ----------          ----------       ------------
                                                                  (In thousands)
Net operating revenue                    $  47,931         $  5,760                 --            $ 53,691
Station operating expense                   30,931            4,566                 --              35,497
                                         ---------         --------           --------            --------
Station operating income                    17,000            1,194                 --              18,194
Corporate general and
    administrative                              --               --           $  2,834               2,834
Depreciation                                 2,168              708                 99               2,975
Amortization                                   238               12                 --                 250
                                         ---------         --------           --------            --------
Operating profit (loss)                  $  14,594         $    474           $ (2,933)           $ 12,135
                                         =========         ========           ========            ========
Total assets                             $ 170,503         $ 26,486           $ 14,044            $211,033
                                         =========         ========           ========            ========



SIX MONTHS ENDED
 JUNE 30, 2001:                                                               CORPORATE
                                           RADIO          TELEVISION          AND OTHER        CONSOLIDATED
                                         ---------        ----------          ---------        ------------
                                                                       (In thousands)
Net operating revenue                    $  45,639         $  5,168                 --           $  50,807
Station operating expense                   29,076            4,041                 --              33,117
                                         ---------         --------           --------           ---------
Station operating income                    16,563            1,127                 --              17,690
Corporate general and
    administrative                              --               --           $  2,895               2,895
Depreciation                                 1,911              807                 87               2,805
Amortization                                 1,724              195                138               2,057
                                         ---------         --------           --------           ---------
Operating profit (loss)                  $  12,928         $    125           $ (3,120)          $   9,933
                                         =========         ========           ========           =========
Total assets                             $ 156,270         $ 26,077           $ 12,808           $ 195,155
                                         =========         ========           ========           =========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited


9.  SUBSEQUENT EVENTS

On July 1, 2002, we acquired an AM and FM radio station (WKBK-AM and WXOD-FM) in Keene, New Hampshire for approximately $2,625,000.

On July 31, 2002 we entered into an agreement to purchase three FM radio stations (KDEZ-FM, KDXY-FM, and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,000,000 including approximately $2,000,000 of our Class A common stock. The acquisition is subject to the completion of a definitive asset purchase agreement and the approval of the Federal Communications Commission and is expected to close during the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

GENERAL

      Our financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or television broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

      During the years ended December 31, 2001 and 2000 and the six month periods ended June 30, 2002 and 2001, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2001 and 2000, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of station operating income. For the six months ended June 30, 2002 and 2001, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 23% and 24%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 2002 and 2001, approximately 80% and 81%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of June 30, 2001 we owned and/or operated fifty-five radio stations, four TV stations, two LPTV stations, and three radio information networks. As a result of acquisitions, as of June 30, 2002 we owned and/or operated sixty-one radio stations, four TV stations, three LPTV stations and three radio information networks.


      Since January 1, 2001, we have acquired the following stations serving the markets indicated:


      - February 1, 2001: two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee/Hopkinsville, Kentucky market for approximately $6,700,000.

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

      - April 1, 2001: an AM and FM radio station (WHAI-AM and WHMQ-FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

      - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      - May 1, 2002: two AM and two FM radio stations (WKNE-AM/FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,075,000.

      On July 1, 2002, we acquired an AM and FM radio station (WKBK-AM and WXOD-FM) serving the Keene, New Hampshire market for approximately $2,625,000.

      For additional information with respect to these acquisitions, see Note 7 of the Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources" below.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      The following tables summarize our results of operations for the three months ended June 30, 2002 and 2001. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.


CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)


                                            Three Months Ended       As-Reported     Same Station
                                                 June 30,             % Increase      % Increase
                                           2002           2001        (Decrease)      (Decrease)
                                         -------        -------       ----------     ------------
Net operating revenue                    $29,763        $28,014           6.24%           2.92%
Station operating expense *               18,864         17,179           9.81%           5.30%
                                         -------        -------
Station operating income                  10,899         10,835            .59%           (.86%)
Corporate G&A                              1,542          1,539            .19%           N/A
Depreciation                               1,534          1,422           7.88%          (3.94%)
Amortization                                 125          1,064         (88.25%)        (88.25%)
                                         -------        -------
Operating profit                           7,698          6,810          13.04%          11.56%
Interest expense                           1,367          1,942         (29.61%)
Other (income)expense                         10            (48)       (120.83%)
Income taxes                               2,656          2,066          28.56%
                                         -------        -------
Net income                               $ 3,665        $ 2,850          28.60%
                                         =======        =======
Basic earnings per share                    $.18           $.14          28.57%
                                         =======        =======
Diluted earnings per share                  $.17           $.14          21.43%
                                         =======        =======

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                            Three Months Ended        As-Reported    Same Station
                                                 June 30,             % Increase      % Increase
                                           2002            2001       (Decrease)      (Decrease)
                                         -------        -------       -----------    ------------
Net operating revenue                    $26,758        $25,316          5.70%          2.01%
Station operating expense *               16,454         15,203          8.23%          3.13%
                                         -------        -------
Station operating income                  10,304         10,113          1.89%           .34%
Depreciation                               1,130            973         16.14%         10.38%
Amortization                                 119            881        (86.49%)       (86.49%)
                                         -------        -------
Operating profit                         $ 9,055        $ 8,259          9.64%          8.42%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                           Three Months Ended        As-Reported     Same Station
                                                 June 30,             % Increase      % Increase
                                           2002           2001       (Decrease)       (Decrease)
                                         -------        -------      ------------    ------------
Net operating revenue                    $ 3,005        $ 2,698         11.38%          11.38%
Station operating expense *                2,410          1,976         21.96%          21.96%
                                         -------        -------
Station operating income                     595            722        (17.59%)        (17.59%)
Depreciation                                 354            404        (12.38%)        (12.38%)
Amortization                                   6             97        (93.81%)        (93.81%)
                                         -------        -------
Operating profit (loss)                  $   235        $   221          6.33%           6.33%

* Programming, technical, selling and station general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      For the three months ended June 30, 2002, net operating revenue was $29,763,000 compared with $28,014,000 for the three months ended June 30, 2001, an increase of $1,749,000 or 6%. Approximately $932,000 or 53% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2001. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 3% ($817,000). This increase was primarily the result of increased advertising rates at a majority of our stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,685,000 or 10% to $18,864,000 for the three months ended June 30, 2002, compared with $17,179,000 for the three months ended June 30, 2001. Of the total increase, approximately $775,000 or 46% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2001. Station operating expense increased by approximately $910,000 or 5% on a same station basis. $324,000 of this increase was attributable to an increase in health insurance claims under our self-insured health insurance plan, which we believe is non-recurring. Our Columbus, Ohio and Joplin, Missouri markets had an increase in advertising and promotion costs of $221,000 and $70,000, respectively, to protect their relative market positions. The remaining increase of $295,000 in station operating expense represents a 2% increase on a same station basis.

      Operating profit increased by $888,000 or 13% to $7,698,000 for the three months ended June 30, 2002, compared with $6,810,000 for the three months ended June 30, 2001. The increase was primarily the result of the $1,749,000 increase in net operating revenue offset by the $1,685,000 increase in station operating expense, and an $939,000 or 88% decrease in amortization expense that was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See Note 4 of the Notes to Condensed Consolidated Financial Statements.

      We generated net income in the amount of approximately $3,665,000 ($0.17 per share on a diluted basis) during the three months ended June 30, 2002, compared with net income of $2,850,000 ($0.14 per share on a diluted basis) for the three months ended June 30, 2001, an increase of approximately $815,000. The increase in net income was principally the result of the $888,000 increase in operating profit, a $575,000 decrease in interest expense and a $58,000 increase in other expense, offset by a $590,000 increase in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE, 30, 2001

      The following tables summarize our results of operations for the six months ended June 30, 2002 and 2001. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.


CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)


                                             Six Months Ended         As-Reported    Same Station
                                                 June 30,             % Increase      % Increase
                                           2002           2001        (Decrease)      (Decrease)
                                         -------        -------       -----------    -------------
Net operating revenue                    $53,691        $50,807          5.68%          1.59%
Station operating expense *               35,497         33,117          7.19%          2.38%
                                         -------        -------
Station operating income                  18,194         17,690          2.85%           .17%
Corporate G&A                              2,834          2,895         (2.11%)         N/A
Depreciation                               2,975          2,805          6.06%         (1.11%)
Amortization                                 250          2,057        (87.85%)       (88.05%)
                                         -------        -------
Operating profit                          12,135          9,933         22.17%         17.31%
Interest expense                           2,708          3,745        (27.69%)
Other (income)expense                          3            310        (99.03%)
Income taxes                               3,959          2,494         58.74%
                                         -------        -------
Net income                               $ 5,465        $ 3,384         61.50%
                                         =======        =======
Basic earnings per share                 $   .27        $   .17         58.82%
                                         =======        =======
Diluted earnings per share               $   .26        $   .16         62.50%
                                         =======        =======

RADIO BROADCASTING SEGMENT
(In thousands of dollars)


                                             Six Months Ended        As-Reported     Same Station
                                                 June 30,            % Increase       % Increase
                                           2002            2001      (Decrease)       (Decrease)
                                         -------        -------      -----------     ------------
Net operating revenue                    $47,931        $45,639         5.02%            .44%
Station operating expense *               30,931         29,076         6.38%            .83%
                                         -------        -------
Station operating income                  17,000         16,563         2.64%           (.22%)
Depreciation                               2,168          1,911        13.45%           3.17%
Amortization                                 238          1,724       (86.19%)        (86.27%)
                                         -------        -------
Operating profit                         $14,594        $12,928        12.89%           9.42%



TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                             Six Months Ended        As-Reported      Same Station
                                                 June 30,            % Increase        % Increase
                                           2002            2001      (Decrease)        (Decrease)
                                         -------        -------      -----------      ------------
Net operating revenue                    $ 5,760        $ 5,168         11.46%           11.46%
Station operating expense *                4,566          4,041         12.99%           12.99%
                                         -------        -------
Station operating income                   1,194          1,127          5.94%            5.94%
Depreciation                                 708            807        (12.27%)         (12.27%)
Amortization                                  12            195        (93.85%)         (93.85%)
                                         -------        -------
Operating profit (loss)                  $   474        $   125        279.20%          279.20%

* Programming, technical, selling and station general and administrative expenses.

      For the six months ended June 30, 2002, net operating revenue was $53,691,000 compared with $50,807,000 for the six months ended June 30, 2001, an increase of $2,884,000 or 6%. Approximately $2,098,000 or 73% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2001. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 2% ($786,000). This increase was primarily the result of an increase in revenue in our television segment, which was primarily attributable to an increase in advertising rates in the television local marketplace.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,380,000 or 7% to $35,497,000 for the six months ended June 30, 2002, compared with $33,117,000 for the six months ended June 30, 2001. Of the total increase, approximately $1,625,000 or 68% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2001. Station operating expense increased by approximately $755,000 or 2% on a same station basis.

      Operating profit increased by $2,202,000 or 22% to $12,135,000 for the six months ended June 30, 2002, compared with $9,933,000 for the six months ended June 30, 2001. The increase was primarily the result of the $2,884,000 increase in net operating revenue offset by the $2,380,000 increase in station operating expense, and an $1,807,000 or 88% decrease in amortization expense that was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

      We generated net income in the amount of approximately $5,465,000 ($0.26 per share on a diluted basis) during the six months ended June 30, 2002, compared with net income of $3,384,000 ($0.16 per share on a diluted basis) for the six months ended June 30, 2001, an increase of approximately $2,081,000. The increase in net income was principally the result of the $2,202,000 increase in operating profit, a $1,037,000 decrease in interest expense and a $307,000 decrease in other expense, offset by a $1,465,000 increase in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period. Other expense of $310,000 in 2001 was primarily attributable to marking to market our swap agreements.


OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on the economic and market conditions as of July 30, 2002, for the quarter ending September 30, 2002 we anticipate net operating revenue of approximately $28,700,000, station operating expense of approximately $17,700,000, station operating income of approximately $11,000,000, operating profit of approximately $7,800,000, and net income of approximately $3,500,000 or $.16 per share on a fully diluted basis.

      Based on the economic and market conditions as of July 30, 2002, for the year ending December 31, 2002 we anticipate net operating revenue of approximately $111,600,000, station operating expense of approximately $71,500,000, station operating income of approximately $40,100,000, operating profit of approximately $27,700,000, and net income of approximately $12,500,000 or $.59 per share on a fully diluted basis.

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


LIQUIDITY AND CAPITAL RESOURCES


      As of June 30, 2002, we had $105,276,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

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

      As of June 30, 2002 we had $105,000,000 outstanding under the Term Loan. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

      At June 30, 2002, we had four interest rate swap agreements with the following terms:

      - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.8550% at June 30, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

      - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.8550% at June 30, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

      - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.8550% at June 30, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

       - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.8550% at June 30, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

      Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $399,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the six months ended June 30, 2002. An aggregate increase in interest expense of approximately $544,000 has been recognized since the inception of the agreements. The fair value of these swap agreements at June 30, 2002 was approximately ($664,000), which has been recorded as a liability in our balance sheet.

      During the six months ended June 30, 2002 and 2001, we had net cash flows from operating activities of $10,250,000 and $7,519,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On May 1, 2002 we acquired an AM and FM radio station (WKNE-AM/FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market for approximately $9,075,000. We financed this acquisition through funds generated from operations.

      Additionally, on July 1, 2002 we acquired an AM and FM radio station (WKBK-AM and WXOD-FM) serving the Keene, New Hampshire market for approximately $2,625,000.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2002, we have repurchased 409,065 shares of our Class A Common Stock for approximately $4,832,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2002 were approximately $3,417,000 ($3,406,000 in 2001). We anticipate capital expenditures in 2002 to be approximately $7,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.


SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:


                                                             Payments Due By Period
                                                                 (In thousands)
                                         ---------------------------------------- --------------------
CONTRACTUAL CASH OBLIGATIONS AND                      LESS THAN       1 TO 3       4 TO 5      AFTER 5
OTHER COMMERCIAL COMMITMENTS:              TOTAL       1 YEAR          YEARS        YEARS       YEARS
--------------------------------         --------     ---------      --------     -------      -------
Long Term Debt                           $105,501      $   275       $26,476      $34,125      $44,625
Operating Leases                            4,582        1,424         1,480          471        1,207
Acquisition Commitments                     9,075        9,075            --           --           --
TV Syndicated Programming                     533          210           250           73           --
Employment Agreements                      17,588        5,483         5,512        2,859        3,734
Other Operating Contracts                   7,062        3,016         3,066          955           25
                                         --------      -------       -------      -------      -------
Total Contractual Cash Obligations       $144,341      $19,483       $36,784      $38,483      $49,591
                                         ========      =======       =======      =======      =======

      There have been no material changes to the above contracts/commitments during the six months ended June 30, 2002. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2001.

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

      During the second quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for goodwill. The results of these tests indicate that there is no impairment for these intangibles as of January 1, 2002.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders was held on May 13, 2002.

     (b) Not applicable

     (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters (all amounts presented reflect five-for-four stock split):

            (1) The seven  nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

        NAME                                 FOR              WITHHELD
        ----                                 ---              --------
        Jonathan Firestone*              10,919,606             40,711
        Joseph P. Misiewicz*             10,919,606             40,711
        Edward K. Christian              12,029,293          1,291,395
        Donald Alt                       13,283,720             40,718
        Kristin Allen                    13,277,691             42,996
        Gary Stevens                     13,279,976             40,711
        Robert Maccini                   13,279,914             40,774
        ----------------------------------------------------------------

* Elected by the holders of Class A Common Stock.

            (2) The proposal to ratify the selection by the Board of
                Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2002 was approved with 34,424,029 votes cast for, 139,811 votes cast against, 178 abstentions and 0 broker non-votes.

     (d) Not applicable.


Item 6.      Exhibits and Reports on Form 8-K

     (a)     EXHIBITS

              99.1   Certification of Chief Executive Officer

              99.2   Certification of Chief Financial Officer

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SAGA COMMUNICATIONS, INC.


Date:  August 13, 2002                     /s/ Samuel D. Bush
                                           -------------------------------------
                                           Samuel D. Bush
                                           Vice President, Chief Financial
                                           Officer, and Treasurer
                                           (Principal Financial Officer)


Date:  August 13, 2002                     /s/ Catherine A. Bobinski
                                           -------------------------------------
                                           Catherine A. Bobinski
                                           Vice President, Corporate Controller
                                           and Chief Accounting Officer
                                           (Principal Accounting Officer)