Form 10-Q
period 2002-09-30
SAGA COMMUNICATIONS INC
filed 2002-11-13
CIK 886136

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 2002

                                       or

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

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2002 was 18,330,294 and 2,360,370, respectively.

                                      INDEX


                                                                                               PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets -- September 30, 2002 and
               December 31, 2001                                                                 3

               Condensed consolidated statements of income -- Three and nine months
               ended September 30, 2002 and 2001                                                 5

               Condensed consolidated statements of cash flows--Nine months ended
               September 30, 2002 and 2001                                                       6

               Notes to unaudited condensed consolidated financial statements
                                                                                                 7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    17

Item 4.        Controls and Procedures                                                          30

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                 31

Signatures                                                                                      32

Certifications                                                                                  33

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                        2002            2001
                                                      ---------       ---------
                                                     (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                         $  15,066       $  11,843
    Accounts receivable, net                             19,505          19,185
    Prepaid expenses                                      1,747           2,811
    Other current assets                                  2,180           1,680
                                                      ---------       ---------
Total current assets                                     38,498          35,519

Property and equipment                                  117,456         110,172
    Less accumulated depreciation                       (59,325)        (55,003)
                                                      ---------       ---------
Net property and equipment                               58,131          55,169

Other assets:
    Broadcast licenses, net                              94,380          86,835
    Goodwill, net                                        23,338          20,929
    Other intangibles                                       746           1,118
    Deferred costs and investments, net                   4,292           3,151
                                                      ---------       ---------
Total other assets                                      122,756         112,033
                                                      ---------       ---------
                                                      $ 219,385       $ 202,721
                                                      =========       =========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)


                                                        SEPTEMBER 30, DECEMBER 31,
                                                          2002           2001
                                                        ---------      ---------
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                    $     946     $     944
    Other current liabilities                              12,969        10,217
    Current portion of long-term debt                       8,930           275
                                                        ---------     ---------
Total current liabilities                                  22,845        11,436

Deferred income taxes                                      12,345         9,990
Long-term debt                                             96,322       105,226
Other                                                       1,398         1,007

STOCKHOLDERS' EQUITY:
    Common stock                                              208           166
    Additional paid-in capital                             44,675        43,185
    Note receivable from principal stockholder               --            (171)
    Retained earnings                                      44,291        34,483
    Accumulated other comprehensive income                   (604)         (340)
    Treasury stock                                         (2,095)       (2,198)
    Unearned compensation on restricted stock                --             (63)
                                                        ---------     ---------
Total stockholders' equity                                 86,475        75,062
                                                        ---------     ---------
                                                        $ 219,385     $ 202,721
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

                            Saga Communications, Inc.

                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited


                                                          THREE MONTHS            NINE MONTHS
                                                             ENDED                  ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         2002        2001        2002        2001
                                                       --------    --------    --------    --------
Net operating revenue                                  $ 29,783    $ 26,251    $ 83,474    $ 77,058
Operating expenses:
   Programming and technical                              6,753       6,230      19,517      18,365
   Selling                                                6,620       6,037      20,500      19,300
   Station general and administrative                     4,495       4,021      13,348      11,740
   Corporate general and administrative                   1,511       1,191       4,345       4,086
   Depreciation                                           1,523       1,450       4,498       4,255
   Amortization                                             125       1,156         375       3,213
                                                       --------    --------    --------    --------
 Operating profit                                         8,756       6,166      20,891      16,099
Other (income) expense:
   Interest expense                                       1,344       1,896       4,052       5,641
   Other                                                   (150)       (315)       (147)         (5)
                                                       --------    --------    --------    --------
Income before income tax                                  7,562       4,585      16,986      10,463
Income tax provision                                      3,176       1,870       7,135       4,364
                                                       --------    --------    --------    --------
Net income                                             $  4,386    $  2,715    $  9,851    $  6,099
                                                       ========    ========    ========    ========
Earnings per share:
   Basic                                               $    .21    $    .13    $    .48    $    .30
                                                       ========    ========    ========    ========
   Diluted                                             $    .21    $    .13    $    .47    $    .29
                                                       ========    ========    ========    ========
Weighted average common shares                           20,667      20,475      20,590      20,466
                                                       ========    ========    ========    ========
Weighted average common and common equivalent shares     21,016      20,910      20,990      20,869
                                                       ========    ========    ========    ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                           2002          2001
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                $ 20,589      $ 14,990

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (5,855)       (5,130)
    Proceeds from sale of assets                              606            12
    Increase in intangibles and other assets               (1,376)       (1,697)
    Acquisition of stations                               (11,753)      (18,358)
                                                         --------      --------
Net cash used in investing activities                     (18,378)      (28,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                               --        11,250
    Payments on long-term debt                               (249)         (365)
    Net proceeds from exercise of stock options             1,261           311
    Purchase of shares held in treasury                        --          (986)
                                                         --------      --------
Net cash provided by financing activities                   1,012        10,210

Net increase in cash and cash equivalents                   3,223            27
Cash and cash equivalents, beginning of period             11,843         8,670
                                                         --------      --------
Cash and cash equivalents, end of period                 $ 15,066      $  8,697
                                                         ========      ========


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.

              Notes to Condensed Consolidated Financial Statements

                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2001.

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

We adopted Statement 142 on January 1, 2002. Reported income and earnings per share adjusted to exclude broadcast license and goodwill amortization are as follows:


     ADJUSTED NET INCOME FOR ADOPTION OF
             STATEMENT 142 (UNAUDITED)                              THREE MONTHS               NINE MONTHS
     (IN THOUSANDS EXCEPT PER SHARE DATA)                               ENDED                     ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                               -----------------------     -----------------------
                                                                    2002        2001         2002          2001
                                                               -----------------------     -----------------------
Reported net income                                            $   4,386     $   2,715     $   9,851     $   6,099
Add back: amortization of goodwill, net of tax provision
    of $126 and $380                                                  --           173            --           517
Add back: amortization of broadcast licenses, net of tax
    provision of $274 and $714                                        --           373            --           971
                                                               ---------     ---------     ---------     ---------
Adjusted net income                                            $   4,386     $   3,261     $   9,851     $   7,587
                                                               =========     =========     =========     =========
Basic earnings per share:
Reported net income per share - basic                          $     .21     $     .13     $     .48     $     .30
Add back: amortization of goodwill, net of taxes
                                                                      --           .01            --           .02
Add back: amortization of broadcast licenses, net of taxes
                                                                      --           .02            --           .05
                                                               ---------     ---------     ---------     ---------
Adjusted net income per share - basic                          $     .21     $     .16     $     .48     $     .37
                                                               =========     =========     =========     =========
Diluted earnings per share:
Reported net income per share - diluted                        $     .21     $     .13     $     .47     $     .29
Add back: amortization of goodwill, net of taxes
                                                                      --           .01            --           .02
Add back: amortization of broadcast licenses, net of taxes
                                                                      --           .02            --           .05
                                                               ---------     ---------     ---------     ---------
Adjusted net income per share - diluted                        $     .21     $     .16     $     .47     $     .36
                                                               =========     =========     =========     =========

During the first quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for our broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely). The results of these tests indicate that there was no impairment for these intangibles as of January 1, 2002.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.  ADOPTION OF ACCOUNTING POLICIES (CONTINUED)

During the second quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for goodwill. The results of these tests indicate that there was no impairment for goodwill as of January 1, 2002.

We have recorded amortizable intangible assets at September 30, 2002 as follows:


                                     GROSS CARRYING   ACCUMULATED
                                        AMOUNT        AMORTIZATION
                                      ---------        ---------
                                           (In thousands)
Non-competition agreements            $   4,315        $   4,005
Favorable lease agreements                4,807            4,371
                                      ---------        ---------
Total amortizable intangible assets   $   9,122        $   8,376
                                      =========        =========

Aggregate amortization expense for these amortizable intangible assets for the nine months ended September 30, 2002 was $375,000.

Effective January 1, 2002 we adopted Statement No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.

5.  TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME



                                                             THREE MONTHS           NINE MONTHS
                                                                ENDED                  ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
 TOTAL COMPREHENSIVE INCOME CONSISTS OF:                    2002       2001       2002       2001
                                                          -------    -------    -------    -------
                                                                       (In thousands)
Net income                                                $ 4,386    $ 2,715    $ 9,851    $ 6,099
Accumulated other comprehensive income:
    Change in fair value of derivative instruments, net
      of taxes                                               (166)      (490)      (264)      (490)
                                                          -------    -------    -------    -------
Total comprehensive income                                $ 4,220    $ 2,225    $ 9,587    $ 5,609
                                                          =======    =======    =======    =======


Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at September 30, 2002 and December 31, 2001.

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6.  INCOME TAXES

Our effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

7. ACQUISITIONS

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

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

The following transactions have been accounted for in accordance with Statement 141 as summarized in Note 4. The effect of applying Statement 141 is immaterial to the accompanying financial statements.

On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

On May 1, 2002, we acquired two FM and two AM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,075,000 plus approximately $300,000 in additional transaction costs, which have been included in goodwill.

On July 1, 2002, we acquired an FM and AM radio station (WOQL-FM and WZBK-AM) serving the Keene, New Hampshire market, for approximately $2,625,000 plus approximately $76,000 in additional transaction costs, which have been included in goodwill.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7. ACQUISITIONS (CONTINUED)

The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the respective acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes. The following condensed balance sheet represents the estimated fair value assigned to the related assets and liabilities of the 2002 and 2001 acquisitions at their respective acquisition dates. Since we are in the process of finalizing the allocations, this allocation is preliminary.

                            SAGA COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET OF 2002 AND 2001 ACQUISITIONS
                                 (IN THOUSANDS)


                                       2002               2001
                                    ------------    ------------
                                    ACQUISITIONS    ACQUISITIONS
                                    -----------     -----------
ASSETS ACQUIRED:
Current assets                      $       403     $       684
Property and equipment                    2,014           4,737
Other assets:
    Broadcast licenses                    7,545          14,941
    Goodwill                              2,050             113
    Other intangibles, deferred
     costs and investments                    2             227
                                    -----------     -----------
Total other assets                        9,597          15,281
                                    -----------     -----------
Total assets acquired                    12,014          20,702
                                    -----------     -----------

LIABILITIES ASSUMED:
Current liabilities                         261             471
Deferred income taxes                        --             245
                                    -----------     -----------
Total liabilities assumed                   261             716
                                    -----------     -----------
Net assets acquired                 $    11,753     $    19,986
                                    ===========     ===========

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2002 and 2001 assume the 2002 and 2001 acquisitions occurred as of January 1, 2001. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7. ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:


                                              THREE MONTHS                 NINE MONTHS
                                                 ENDED                       ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                         ----------------------      ----------------------
CONSOLIDATED RESULTS OF OPERATIONS         2002          2001          2002          2001
                                         --------      --------      --------      --------
                                             (In thousands except per share data)
Net operating revenue                    $ 29,783      $ 27,232      $ 84,650      $ 80,703
Station operating expense                  17,868        16,918        54,366        52,220
                                         --------      --------      --------      --------
Station operating income                   11,915        10,314        30,284        28,483
Corporate general and administrative        1,511         1,191         4,345         4,086
Depreciation                                1,523         1,490         4,557         4,464
Amortization                                  125         1,156           375         3,257
                                         --------      --------      --------      --------
Operating profit                            8,756         6,477        21,007        16,676
Interest expense                            1,344         1,896         4,052         5,695
Other                                        (150)         (315)         (147)           (5)
Income tax provision                        3,176         2,002         7,184         4,587
                                         --------      --------      --------      --------
Net income                               $  4,386      $  2,894      $  9,918      $  6,399
                                         ========      ========      ========      ========
Basic earnings per share                 $    .21      $    .14      $    .48      $    .31
                                         ========      ========      ========      ========
Diluted earnings per share               $    .21      $    .14      $    .47      $    .31
                                         ========      ========      ========      ========


                                              THREE MONTHS                 NINE MONTHS
                                                 ENDED                       ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -----------------------     -----------------------
RADIO BROADCASTING SEGMENT                 2002          2001          2002          2001
                                         ---------     ---------     ---------     ---------
                                                              (In thousands)
Net operating revenue                    $  26,643     $  24,659     $  75,750     $  72,962
Station operating expense                   15,584        14,840        47,516        46,101
                                         ---------     ---------     ---------     ---------
Station operating income                    11,059         9,819        28,234        26,861
Corporate general and administrative            --            --            --            --
Depreciation                                 1,119         1,042         3,346         3,122
Amortization                                   119           953           357         2,721
                                         ---------     ---------     ---------     ---------
Operating profit                         $   9,821     $   7,824     $  24,531     $  21,018
                                         =========     =========     =========     =========

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

7. ACQUISITIONS (CONTINUED)


                                            THREE MONTHS            NINE MONTHS
                                               ENDED                   ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                         -------------------      -------------------
TELEVISION BROADCASTING SEGMENT           2002        2001          2002        2001
                                         -------     -------      -------     -------
                                                         (In thousands)
Net operating revenue                    $ 3,140     $ 2,573      $ 8,900     $ 7,741
Station operating expense                  2,284       2,078        6,850       6,119
                                         -------     -------      -------     -------
Station operating income                     856         495        2,050       1,622
Corporate general and administrative          --          --           --          --
Depreciation                                 354         403        1,062       1,210
Amortization                                   6          98           18         293
                                         -------     -------      -------     -------
Operating profit (loss)                  $   496     $    (6)     $   970     $   119
                                         =======     =======      =======     =======

8.  SEGMENT INFORMATION

Our operations are aligned into two business segments: Radio and Television. These business segments are consistent with our management of these businesses and our financial reporting structure.

The Radio segment includes all 63 of our radio stations and three radio information networks. The Television segment consists of 7 television stations. The Radio and Television segments both derive their revenue from the sale of commercial broadcast inventory.

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

                            Saga Communications, Inc.

                                    Unaudited

8.  SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED
SEPTEMBER 30,2002:                                              CORPORATE AND
                               RADIO          TELEVISION          OTHER         CONSOLIDATED
                           ------------      ------------      ------------     ------------
                                                      (In thousands)
Net operating revenue      $     26,643      $      3,140                --     $     29,783

Station operating expense        15,584             2,284                --           17,868
                           ------------      ------------      ------------     ------------
Station operating income         11,059               856                --           11,915
Corporate general and
    administrative                   --                --      $      1,511            1,511
Depreciation                      1,119               354                50            1,523
Amortization                        119                 6                --              125
                           ------------      ------------      ------------     ------------
Operating profit (loss)    $      9,821      $        496      $     (1,561)    $      8,756
                           ============      ============      ============     ============



THREE MONTHS ENDED
SEPTEMBER 30, 2001:                                           CORPORATE AND
                                 RADIO        TELEVISION         OTHER         CONSOLIDATED
                             ------------    ------------     ------------     ------------
                                                       (In thousands)
Net operating revenue        $     23,678    $      2,573               --     $     26,251
Station operating expense          14,210           2,078               --           16,288
                             ------------    ------------     ------------     ------------
Station operating income            9,468             495               --            9,963
Corporate general and
    administrative                     --              --      $     1,191            1,191
Depreciation                        1,002             403               45            1,450
Amortization                          953              98              105            1,156
                             ------------    ------------     ------------     ------------
Operating profit (loss)      $      7,513    $         (6)    $     (1,341)    $      6,166
                             ============    ============     ============     ============

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

8.  SEGMENT INFORMATION (CONTINUED)


NINE MONTHS ENDED
  SEPTEMBER 30, 2002:                                          CORPORATE AND
                              RADIO          TELEVISION           OTHER       CONSOLIDATED
                             ------------    ------------     ------------     ------------
                                                    (In thousands)
Net operating revenue        $    74,574     $      8,900               --     $     83,474
Station operating expense         46,515            6,850               --           53,365
                             ------------    ------------     ------------     ------------
Station operating income          28,059            2,050               --           30,109
Corporate general and
    administrative                    --               --     $      4,345            4,345
Depreciation                       3,287            1,062              149            4,498
Amortization                         357               18               --              375
                             ------------    ------------     ------------     ------------
Operating profit (loss)      $    24,415     $        970     $     (4,494)    $     20,891
                             ============    ============     ============     ============
Total assets                 $   174,120     $     26,375     $     18,890     $    219,385
                             ============    ============     ============     ============


NINE MONTHS ENDED
  SEPTEMBER 30, 2001:                                        CORPORATE AND
                                 RADIO        TELEVISION         OTHER         CONSOLIDATED
                              ------------    ------------    ------------     ------------
                                                     (In thousands)
Net operating revenue         $     69,317    $      7,741              --     $     77,058
Station operating expense           43,286           6,119              --           49,405
                              ------------    ------------    ------------     ------------
Station operating income            26,031           1,622              --           27,653
Corporate general and
    administrative                      --              --    $      4,086            4,086
Depreciation                         2,913           1,210             132            4,255
Amortization                         2,677             293             243            3,213
                              ------------    ------------    ------------     ------------
Operating profit (loss)       $     20,441    $        119    $     (4,461)    $     16,099
                              ============    ============    ============     ============
Total assets                  $    159,210    $     26,033    $     13,339     $    198,582
                              ============    ============    ============     ============

                            Saga Communications, Inc.

                                    Unaudited

9.  SUBSEQUENT EVENTS

On November 1, 2002 we acquired three FM radio stations (KDEZ-FM, KDXY-FM, and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,000,000 including approximately $2,000,000 of our Class A common stock.

On November 1, 2002 we entered into two time brokerage agreements for WISE-AM and WOXL-FM serving the Asheville, North Carolina market.

On November 1, 2002 we acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,500,000.

On November 13, 2002 we entered into an agreement to acquire an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the first quarter 2003.

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

      During the years ended December 31, 2001 and 2000 and the nine month periods ended September 30, 2002 and 2001, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2001 and 2000, Columbus accounted for an aggregate of 15% and 16%, respectively, and Milwaukee accounted for an aggregate of 23% and 22%, respectively, of station operating income. For the nine months ended September 30, 2002 and 2001, Columbus accounted for an aggregate of 15% and 15%, respectively, and Milwaukee accounted for an aggregate of 23% and 24%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the nine months ended September 30, 2002 and 2001, approximately 81% and 82%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As of September 30, 2001 we owned and/or operated 57 radio stations, four TV stations, two LPTV stations, and three radio information networks. As a result of acquisitions, as of September 30, 2002 we owned and/or operated 63 radio stations, four TV stations, three LPTV stations and three radio information networks.

      From January 1, 2001 to September 30, 2002, we have acquired the following stations serving the markets indicated:

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

      - April 1, 2001: an AM and FM radio station (WHAI-AM and WHMQ-FM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

      - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

      - May 1, 2002: two AM and two FM radio stations (WKBK-AM, WKNE- FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,075,000.

      - July 1, 2002: an AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire markets for approximately $2,625,000.

      Since September 30, 2002, we have entered into the following transactions:

      - November 1, 2002: acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,000,000 including approximately $2,000,000 of our Class A common stock.

      - November 1, 2002: entered into two time brokerage agreements for WISE-AM and WOXL-FM serving the Asheville, North Carolina market.

      - November 1, 2002: acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,500,000.

      - November 13, 2002: entered into an agreement to acquire an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the first quarter 2003.

      For additional information with respect to these acquisitions, see Notes 7 and 9 of the Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources" below.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      The following tables summarize our results of operations for the three months ended September 30, 2002 and 2001. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                    Three Months Ended  As-Reported     Same Station
                                     September 30,      % Increase      % Increase
                                  2002          2001     (Decrease)     (Decrease)
                                --------      --------    --------      --------
Net operating revenue           $ 29,783      $ 26,251       13.45%        9.52%
Station operating expense *       17,868        16,288        9.70%        4.95%
                                --------      --------
Station operating income          11,915         9,963       19.59%       16.98%
Corporate G&A                      1,511         1,191       26.87%         N/A
Depreciation                       1,523         1,450        5.03%        1.93%
Amortization                         125         1,156      (89.19%)     (89.28%)
                                --------      --------
Operating profit                   8,756         6,166       42.00%       38.52%
Interest expense                   1,344         1,896      (29.11%)
Other (income)expense               (150)         (315)     (52.38%)
Income taxes                       3,176         1,870       69.84%
                                --------      --------
Net income                      $  4,386      $  2,715       61.55%
                                ========      ========
Basic earnings per share        $    .21      $  .13         60.05%
                                ========      ========
Diluted earnings per share      $    .21      $  .13         60.73%
                                ========      ========

RADIO BROADCASTING SEGMENT
(In thousands of dollars)


                                 Three Months Ended         As-Reported     Same Station
                                    September 30,           % Increase      % Increase
                                 2002           2001        (Decrease)      (Decrease)
                                ---------     ---------     ---------       ---------
Net operating revenue           $  26,643     $  23,678         12.52%          8.16%
Station operating expense *        15,584        14,210          9.67%          4.22%
                                ---------     ---------
Station operating income           11,059         9,468         16.80%         14.06%
Depreciation                        1,119         1,002         11.68%          7.17%
Amortization                          119           953        (87.51%)       (87.63%)
                                ---------     ---------
Operating profit                $   9,821     $   7,513         30.72%         27.87%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                      Three Months Ended        As-Reported    Same Station
                                         September 30,          % Increase     % Increase
                                   2002            2001         (Decrease)     (Decrease)
                                -----------     -----------     -----------    -----------
Net operating revenue           $     3,140     $     2,573         22.04%        22.04%
Station operating expense *           2,284           2,078          9.91%         9.91%
                                -----------     -----------
Station operating income                856             495         72.93%        72.93%
Depreciation                            354             403        (12.16%)      (12.16%)
Amortization                              6              98        (93.88%)      (93.88%)
                                -----------     -----------
Operating profit (loss)         $       496     $        (6)          N/A           N/A

* Programming, technical, selling and station general and administrative expenses.

      For the three months ended September 30, 2002, net operating revenue was $29,783,000 compared with $26,251,000 for the three months ended September 30, 2001, an increase of $3,532,000 or 13%. Approximately $1,034,000 or 29% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2001. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 10% ($2,498,000). This increase was primarily the result of increased advertising rates at a majority of our stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,580,000 or 10% to $17,868,000 for the three months ended September 30, 2002, compared with $16,288,000 for the three months ended September 30, 2001. Of the total increase, approximately $776,000 or 49% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2001. Station operating expense increased by approximately $804,000 or 5% on a same station basis. The increase in station operating expense was primarily attributable to the increase in net operating revenue.

      Operating profit increased by $2,590,000 or 42% to $8,756,000 for the three months ended September 30, 2002, compared with $6,166,000 for the three months ended September 30, 2001. The increase was primarily the result of the $3,532,000 increase in net operating revenue offset by the $1,580,000 increase in station operating expense, and an $1,031,000 or 89% decrease in amortization expense that was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See Note 4 of the Notes to Condensed Consolidated Financial Statements.

      We generated net income in the amount of approximately $4,386,000 ($0.21 per share on a diluted basis) during the three months ended September 30, 2002, compared with net income of $2,715,000 ($0.13 per share on a diluted basis) for the three months ended September 30, 2001, an increase of approximately $1,671,000. The increase in net income was principally the result of the $2,590,000 increase in operating profit, a $552,000 decrease in interest expense and a $165,000 increase in other expense, offset by a $1,306,000 increase in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER, 30, 2001

      The following tables summarize our results of operations for the nine months ended September 30, 2002 and 2001. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)


                                     Nine Months Ended       As-Reported   Same Station
                                      September 30,          % Increase    % Increase
                                   2002          2001         (Decrease)    (Decrease)
                                ---------     ---------       ---------     ---------
Net operating revenue           $  83,474     $  77,058          8.33%        3.90%
Station operating expense *        53,365        49,405          8.02%        2.77%
                                ---------     ---------
Station operating income           30,109        27,653          8.88%        5.82%
Corporate G&A                       4,345         4,086          6.34%         N/A
Depreciation                        4,498         4,255          5.71%       (4.16%)
Amortization                          375         3,213        (88.33%)     (88.60%)
                                ---------     ---------
Operating profit                   20,891        16,099         29.77%       25.12%
Interest expense                    4,052         5,641        (28.17%)
Other (income)expense                (147)           (5)         N/A
Income taxes                        7,135         4,364         63.50%
                                ---------     ---------
Net income                      $   9,851     $   6,099         61.52%
                                =========     =========
Basic earnings per share        $     .48     $     .30         60.55%
                                =========     =========
Diluted earnings per share      $     .47     $     .29         60.59%
                                =========     =========

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                               Nine Months Ended       As-Reported  Same Station
                                                 September 30,         % Increase   % Increase
                                             2002            2001      (Decrease)   (Decrease)
                                           ---------     ---------     ---------    ---------
Net operating revenue                       $74,574        $69,317          7.58%      2.62%
Station operating expense *                  46,515         43,286          7.46%      1.40%
                                           ---------     ---------
Station operating income                     28,059         26,031          7.79%      4.54%
Depreciation                                  3,287          2,913         12.84%     (1.37%)
Amortization                                    357          2,677        (86.66%)   (86.84%)
                                           ---------     ---------
Operating profit                            $24,415        $20,441         19.44%     15.99%

TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)


                                   Nine Months Ended       As-Reported    Same Station
                                     September 30,         % Increase     % Increase
                                  2002         2001        (Decrease)     (Decrease)
                                ---------    ---------     ---------      ---------
Net operating revenue           $   8,900     $   7,741         14.97%      14.97%
Station operating expense *         6,850         6,119         11.95%      11.95%
                                ---------     ---------
Station operating income            2,050         1,622         26.39%      26.39%
Depreciation                        1,062         1,210        (12.23%)    (12.23%)
Amortization                           18           293        (93.86%)    (93.86%)
                                ---------     ---------
Operating profit                $     970     $     119        715.13%     715.13%

* Programming, technical, selling and station general and administrative expenses.

      For the nine months ended September 30, 2002, net operating revenue was $83,474,000 compared with $77,058,000 for the nine months ended September 30, 2001, an increase of $6,416,000 or 8%. Approximately $3,504,000 or 55% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2001. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 4% ($2,912,000). This increase was primarily attributable to an increase in advertising rates at a majority of our stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,960,000 or 8% to $53,365,000 for the nine months ended September 30, 2002, compared with $49,405,000 for the nine months ended September 30, 2001. Of the total increase, approximately $2,660,000 or 67% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2001. Station operating expense increased by approximately $1,300,000 or 3% on a same station basis primarily due to the increase in revenue.

      Operating profit increased by $4,792,000 or 30% to $20,891,000 for the nine months ended September 30, 2002, compared with $16,099,000 for the nine months ended September 30, 2001. The increase was primarily the result of the $6,416,000 increase in net operating revenue offset by the $3,960,000 increase in station operating expense, and an $2,838,000 or 88% decrease in amortization expense that was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See note 4 of the Notes to Condensed Consolidated Financial Statements.

      We generated net income in the amount of approximately $9,851,000 ($0.47 per share on a diluted basis) during the nine months ended September 30, 2002, compared with net income of $6,099,000 ($0.29 per share on a diluted basis) for the nine months ended September 30, 2001, an increase of approximately $3,752,000. The increase in net income was principally the result of the $4,792,000 increase in operating profit, a $1,589,000 decrease in interest expense and a $142,000 decrease in other expense, offset by a $2,771,000 increase in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period. The increase in income taxes was due to higher income levels.

OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on the economic and market conditions as of October 29, 2002, for the quarter ending December 31, 2002 we anticipate net operating revenue of approximately $29,200,000, station operating expense of approximately $18,300,000, station operating income of approximately $10,900,000, operating profit of approximately $7,700,000, and net income of approximately $3,500,000 or $.17 per share on a fully diluted basis.

      Based on the economic and market conditions as of October 29, 2002, for the year ending December 31, 2002 we anticipate net operating revenue of approximately $112,700,000, station operating expense of approximately $71,700,000, station operating income of approximately $41,000,000, operating profit of approximately $28,700,000, and net income of approximately $13,400,000 or $.64 per share on a fully diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, we had $105,252,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement.

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

      As of September 30, 2002 we had $105,000,000 outstanding under the Term Loan. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

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

      At September 30, 2002, we had four interest rate swap agreements with the following terms:

      - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.79813% at September 30, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

      - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.79813% at September 30, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

      - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.79813% at September 30, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

      - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.79813% at September 30, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

      Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $614,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the nine months ended September 30, 2002. An aggregate increase in interest expense of approximately $759,000 has been recognized since the inception of the agreements. The fair value of these swap agreements at September 30, 2002 was approximately ($915,000), which has been recorded as a liability in our balance sheet.

      During the nine months ended September 30, 2002 and 2001, we had net cash flows from operating activities of $20,589,000 and $14,990,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On May 1, 2002 we acquired an AM and FM radio station (WKBK-AM, WKNE-FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market for approximately $9,075,000.

      On July 1, 2002 we acquired an AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire market for approximately $2,625,000.

      Additionally, on November 1, 2002 we:

      -- acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,000,000 including approximately $2,000,000 of our Class A common stock.

      -- entered into two time brokerage agreements for WISE-AM and WOXL-FM serving the Asheville, North Carolina market.

      -- acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,500,000.

      All of the above transactions were financed through funds generated from operations.

      On November 13, 2002 we entered into an agreement to acquire an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction is subject to the approval of the Federal Communications Commission and is expected to close during the first quarter 2003. We expect to finance this acquisition through funds generated from operations or additional borrowings under the credit agreement.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In September 2000, we modified our Stock Buy-Back Program so that we may purchase up to $6,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2002, we have repurchased 409,065 shares of our Class A Common Stock for approximately $4,832,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2002 were approximately $5,855,000 ($5,130,000 in 2001). We anticipate capital expenditures in 2002 to be approximately $7,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

      For additional information concerning our future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. There have been no material changes to such contracts/commitments during the nine months ended September 30, 2002. We anticipate financing our contractual cash obligations through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

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

      During the first quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for our broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely). The results of these tests indicate that there was no impairment for these intangibles as of January 1, 2002.

      During the second quarter of 2002, we completed the required transitional impairment test prescribed by Statement 142 for goodwill. The results of these tests indicate that there was no impairment for these intangibles as of January 1, 2002.

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

Item 4.   Controls and Procedures
     (a) Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of November 13, 2002, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 134, are effective.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

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

                                   SAGA COMMUNICATIONS, INC.


Date:  November 13, 2002           /s/ Samuel D. Bush
                                   ---------------------------------------
                                   Samuel D. Bush
                                   Vice President, Chief Financial
                                   Officer, and Treasurer
                                   (Principal Financial Officer)

Date:  November 13, 2002           /s/ Catherine A. Bobinski
                                   ---------------------------------------
                                   Catherine A. Bobinski
                                   Vice President, Corporate Controller and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Edward K. Christian, Chief Executive Officer of Saga Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Saga Communications, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      /s/ Edward K. Christian
                                             ----------------------------------
                                             Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Samuel D. Bush, Chief Financial Officer of Saga Communications, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Saga Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                           /s/ Samuel D. Bush
                                                  -----------------------------
                                                  Chief Financial Officer