Form 10-K
period 2002-12-31
SAGA COMMUNICATIONS INC
filed 2003-03-24
CIK 886136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark one)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FOR           TO

                         COMMISSION FILE NUMBER 1-11588
                             ---------------------

                           SAGA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        38-3042953
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

              73 KERCHEVAL AVENUE                                     48236
         GROSSE POINTE FARMS, MICHIGAN                              (Zip Code)
    (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (313) 886-7070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                    -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X]

     Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $22.50 per share (the closing price of the Class A Common Stock on June 28, 2002 on the American Stock Exchange): $409,451,434.

     The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 11, 2003 was 18,498,822 and 2,360,370, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2003) is incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations.

RECENT DEVELOPMENTS

     Since January 1, 2002, we have entered into the following transactions regarding acquisitions and Time Brokerage Agreements ("TBAs") for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2002:

     - On November 1, 2002, we acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000, including approximately $2,245,000 of our Class A common stock.

     - On November 1, 2002, we entered into a time brokerage agreement and a sub-time brokerage agreement for WISE-AM and WOXL-FM, respectively, serving the Asheville, North Carolina market.

     - On November 1, 2002, we acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.

     - On July 1, 2002, we acquired an FM and AM radio station (WOQL-FM and WZBK-AM) serving the Keene, New Hampshire market, for approximately $2,740,000.

     - On May 1, 2002, we acquired two FM and two AM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000.

     In addition, the following transactions were either pending at December 31, 2002 or were entered into subsequent to that date:

     - In November 2002 we entered into an agreement to acquire an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction, which is subject to the approval of the Federal Communications Commission ("FCC"), is expected to close during the first half of 2003. We began operating this station under the terms of a TBA on January 1, 2003. We are also contemplating an agreement whereby we would forgo the exchange of WVKO-AM and would instead pay the seller an additional $1,000,000 for WODB-FM.

     - On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station is owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest. The purchase price was determined on an arm's length basis. The transaction, which is subject to FCC approval, is expected to close during the second quarter 2003. We began operating this station under the terms of a TBA on February 1, 2003.

     - On February 3, 2003 we entered into an agreement to sell an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. The transaction, which is subject to FCC approval, is expected to close during the second quarter 2003.

     - On March 7, 2003 we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement
for the Sale of Commercial Time, Option Agreement and Broker Agreement. It is contemplated that such agreements will be executed on or before September 1, 2003. Under the FCC's ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. Surtsey is a company that is 100% owned by the daughter of Edward K. Christian.

     - On March 11, 2003 we acquired an AM radio station (WWIT-AM) serving the Asheville, North Carolina market for approximately $311,000. Since we closed on this transaction after obtaining the initial grant for the license from the FCC, the grant is still subject to the FCC issuing its final order.

     For additional information with respect to these acquisitions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

BUSINESS

     As of March 11, 2003 we owned and/or operated four television stations and three low-power television stations serving three markets; three state radio networks; and forty-five FM and twenty-six AM radio stations serving twenty markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

     The following table sets forth information about our television stations and the markets they serve as of March 11, 2003:

                                                      2002 MARKET
                                                       RANKING BY                      FALL 2002
                                                      NUMBER OF TV     STATION      STATION RANKING
STATION                         MARKET(A)            HOUSEHOLDS(B)    AFFILIATE   (BY # OF VIEWERS)(B)
-------                ---------------------------   --------------   ---------   --------------------
KOAM.................  Joplin, MO -- Pittsburg, KS        145            CBS                1
WXVT.................  Greenwood -- Greenville, MS        182            CBS                2
KAVU.................  Victoria, TX                       204            ABC                1
KVCT (c).............  Victoria, TX                       204            FOX                2
KUNU-LP..............  Victoria, TX                       204         Univision             3
KVTX-LP..............  Victoria, TX                       204         Telemundo           N/A
KXTS-LP..............  Victoria, TX                       204            NBC                4(d)

---------------

(a)   Actual city of license may differ from metro market actually served.

(b) Derived from Investing in Television Market Report 2002, based on A.C. Nielson ratings and data.

(c)   Station operated under the terms of a TBA.

(d)   Tied for position.

N/A  Information is currently unavailable.

     The following table sets forth information about our radio stations and the markets they serve as of March 11, 2003:

                                                 2002                                    FALL 2002
                                                MARKET                                    TARGET
                                                RANKING                                DEMOGRAPHICS
                                               BY RADIO                                 RANKING (BY       TARGET
       STATION              MARKET(A)         REVENUE(B)         STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
       -------         --------------------   -----------   ------------------------   -------------   ------------
FM:
WSNY.................  Columbus, OH                29       Adult Contemporary                1        Women 25-54
WODB.................  Columbus, OH                29       Oldies                            4(e)     Adults 45-64
WKLH.................  Milwaukee, WI               35       Classic Hits                      1        Men 35-49
WLZR.................  Milwaukee, WI               35       Album Oriented Rock               1        Men 18-34
WJMR-FM..............  Milwaukee, WI               35       Urban Adult Contemporary          5        Women 25-49

                                                 2002                                    FALL 2002
                                                MARKET                                    TARGET
                                                RANKING                                DEMOGRAPHICS
                                               BY RADIO                                 RANKING (BY       TARGET
       STATION              MARKET(A)         REVENUE(B)         STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
       -------         --------------------   -----------   ------------------------   -------------   ------------
WFMR.................  Milwaukee, WI               35       Classical                         7        Adults 45+
WNOR.................  Norfolk, VA                 41       Album Oriented Rock               1        Men 18-34
WAFX.................  Norfolk, VA                 41       Classic Hits                      3        Men 35-49
KSTZ.................  Des Moines, IA              75       Hot Adult Contemporary            1        Women 25-44
KIOA.................  Des Moines, IA              75       Oldies                            2        Adults 45-64
KAZR.................  Des Moines, IA              75       Album Oriented Rock               1        Men 18-34
KLTI.................  Des Moines, IA              75       Soft Adult Contemporary           2        Women 35-54
WZID.................  Manchester, NH             104       Adult Contemporary                1        Adults 25-54
WQLL.................  Manchester, NH             104       Oldies                            2        Adults 45-64
WAQY.................  Springfield, MA            109       Classic Rock                      1        Men 25-49
WLZX.................  Springfield, MA            109       Active Rock                       4        Men 18-34
WHAI.................  Greenfield, MA             N/A       Adult Contemporary                1        Women 18+
WMGX.................  Portland, ME               124       Adult Contemporary                1(e)     Women 25-54
WYNZ.................  Portland, ME               124       Oldies                            1        Adults 45-64
WPOR.................  Portland, ME               124       Country                           2        Adults 35+
WLRW.................  Champaign, IL              148       Hot Adult Contemporary            1        Women 18-34
WIXY.................  Champaign, IL              148       Country                           1(e)     Adults 25-54
WKIO.................  Champaign, IL              148       Oldies                            1(e)     Adults 45-64
WYMG.................  Springfield, IL            165       Classic Hits                    N/S        Men 25-54
WQQL.................  Springfield, IL            165       Oldies                          N/S        Adults 45-64
WDBR.................  Springfield, IL            165       Contemporary Hits               N/S        Women 18-34
WMHX.................  Springfield, IL            165       Adult Contemporary              N/S        Adults 25-54
WOXL.................  Asheville, NC              167       Oldies                            2        Adults 35-64
WNAX.................  Sioux City, IA             204       Country                         N/S        Adults 35+
KDEZ.................  Jonesboro, AR              243       Album Oriented Rock               3        Men 25-54
KDXY.................  Jonesboro, AR              243       Country                           2        Adults 25-54
KJBX.................  Jonesboro, AR              243       Adult Contemporary                4(e)     Women 25-54
WCVQ.................  Clarksville-               263       Hot Adult Contemporary            1        Women 25-54
                       Hopkinsville, TN-KY
WVVR.................  Clarksville-               263       Country                           2(e)     Adults 25-54
                       Hopkinsville, TN-KY
WZZP.................  Clarksville-               263       Active Rock                       1        Men 18-34
                       Hopkinsville, TN-KY
WJOI.................  Springfield, TN            N/A       Contemporary Christian          N/R        Adults 18+
KISM.................  Bellingham, WA             N/A       Rock                            N/R        Men 25-49
KAFE.................  Bellingham, WA             N/A       Adult Contemporary              N/R        Women 25-54
KICD.................  Spencer, IA                N/A       Country                         N/R        Adults 35+
KLLT.................  Spencer, IA                N/A       Adult Contemporary              N/R        Adults 25-54
KMIT.................  Mitchell, SD               N/A       Country                         N/R        Adults 35+
KUQL.................  Mitchell, SD               N/A       Oldies                          N/R        Adults 45-64
WKVT.................  Brattleboro, VT            N/A       Classic Rock                    N/R        Men 25-49
WKNE.................  Keene, NH                  N/A       Hot Adult Contemporary          N/R        Women 25-54
WOQL.................  Keene, NH                  N/A       Oldies                          N/R        Adults 45-64

                                                 2002                                    FALL 2002
                                                MARKET                                    TARGET
                                                RANKING                                DEMOGRAPHICS
                                               BY RADIO                                 RANKING (BY       TARGET
       STATION              MARKET(A)         REVENUE(B)         STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
       -------         --------------------   -----------   ------------------------   -------------   ------------
AM:
WVKO.................  Columbus, OH                29       Gospel                          N/A        Adults 35+
WJYI.................  Milwaukee, WI               35       Contemporary Christian          N/A        Adults 18+
WJOI.................  Norfolk, VA                 41       Nostalgia                       N/A        Adults 45+
KRNT.................  Des Moines, IA              75       Nostalgia/Sports                  4(e)     Adults 45+
KPSZ.................  Des Moines, IA              75       Contemporary Christian          N/A        Adults 18+
WFEA.................  Manchester, NH             104       Nostalgia                         3        Adults 45+
WHMP.................  Springfield, MA            109       News/Talk                        11(d)     Adults 35+
WHNP.................  Springfield, MA            109       News/Talk                        11(d)     Adults 35+
WHMQ.................  Greenfield, MA             N/A       News/Talk                        11(d)     Adults 35+
WGAN.................  Portland, ME               124       News/Talk                         1        Adults 35+
WZAN.................  Portland, ME               124       News/Talk                         2        Men 35-54
WBAE.................  Portland, ME               124       Nostalgia                       N/A        Adults 35+
WTAX.................  Springfield, IL            165       News/Talk                       N/S        Adults 35+
WLLM.................  Springfield, IL            165       Adult Standards                 N/S        Adults 45+
WISE.................  Asheville, NC              167       News/Talk                         8(e)     Adults 35+
WNAX.................  Yankton, SD                204       News/Talk                       N/S        Adults 35+
WDXN.................  Clarksville-               263       Contemporary Christian          N/A        Adults 18+
                       Hopkinsville, TN-KY
WJMR-AM..............  Clarksville-               263       Urban Adult Contemporary          8(e)     Women 35-54
                       Hopkinsville, TN-KY
WJQY.................  Springfield, TN            N/A       Contemporary Christian          N/R        Adults 18+
KGMI.................  Bellingham, WA             N/A       News/Talk                       N/R        Adults 35+
KPUG.................  Bellingham, WA             N/A       Sports/Talk                     N/R        Men 18+
KBAI.................  Bellingham, WA             N/A       Adult Standards                 N/R        Adults 45+
KICD.................  Spencer, IA                N/A       News/Talk                       N/R        Adults 35+
WKVT.................  Brattleboro, VT            N/A       News/Talk                       N/R        Adults 35+
WKBK.................  Keene, NH                  N/A       News/Talk                       N/R        Adults 35+
WZBK.................  Keene, NH                  N/A       News/Talk                       N/R        Men 35-54

---------------

(a)   Actual city of license may differ from metro market actually served.

(b)   Derived from Investing in Radio 2002 Market Report.

(c)   Information derived from most recent available Arbitron Radio Market
      Report.

(d) Since stations are simulcast, ranking information pertains to the combined stations.

(e)   Tied for position.

N/A  Information is currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.

N/S  Station is a non-subscriber to the Arbitron Radio Market Report.

STRATEGY

     Our strategy is to operate top billing radio and television stations in mid-sized markets. We prefer to operate in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of

March 11, 2003, we owned and/or operated at least one of the top three billing stations in each of our radio and television markets for which independent data exists.

     Based on the most recent information available, 16 of our 31 FM radio and 1 of our 15 AM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners), and 2 of our 7 television stations were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

     Our radio stations employ a variety of programming formats, including Classic Hits, Adult Contemporary, Album Oriented Rock, News/Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

     Our television stations are comprised of two CBS affiliates, one ABC affiliate, one Fox affiliate, one Univision affiliate, one NBC affiliate and one Telemundo affiliate. In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise.

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

     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), a company is now permitted to own as many as 8 radio stations in a single market. See "Federal Regulation of Radio and Television Broadcasting". The Telecommunications Act also eliminated the limitations on the total number of radio stations one organization can own. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the "Communications Act") and Federal Communications Commission ("FCC") rules. Although we review acquisition opportunities on an ongoing basis, we have no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed.

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

     Approximately 80% of our gross revenue in fiscal 2002 (81% in fiscal 2001) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

     Each of our stations also engage national independent sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2002 was approximately $25,111,000 or 19.6% of our gross revenue (approximately $21,678,000 or 18.7% in fiscal 2001).

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

     The radio and television broadcasting industries are also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable television systems, direct reception from satellites, and streaming of audio on the internet. We cannot predict what effect, if any, any of these new technologies may have on us or the broadcasting industry.

EMPLOYEES

     As of December 31, 2002, we had approximately 789 full-time employees and 337 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

     We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

AVAILABLE INFORMATION

     You can find more information about us at our Internet website located at www.sagacommunications.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

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

     The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station's FCC license expires:

                                                                                      EXPIRATION DATE OF
       STATION                   MARKET(1)                   POWER (WATTS)(2)         FCC AUTHORIZATION
       -------          ----------------------------   ----------------------------   ------------------
FM:
WSNY..................  Columbus, OH                              50,000              October 1, 2004
WODB(10)..............  Columbus, OH                               6,000              October 1, 2004
WKLH..................  Milwaukee, WI                             50,000              December 1, 2004
WLZR..................  Milwaukee, WI                             50,000              December 1, 2004
WFMR..................  Milwaukee, WI                              6,000              December 1, 2004
WJMR..................  Milwaukee, WI                              6,000              December 1, 2004
WNOR..................  Norfolk, VA                               50,000              October 1, 2003
WAFX..................  Norfolk, VA                              100,000              October 1, 2003
KSTZ..................  Des Moines, IA                           100,000              February 1, 2005
KIOA..................  Des Moines, IA                           100,000              February 1, 2005
KAZR..................  Des Moines, IA                           100,000              February 1, 2005
KLTI..................  Des Moines, IA                           100,000              February 1, 2005
WMGX..................  Portland, ME                              50,000              April 1, 2006
WYNZ..................  Portland, ME                              25,000              April 1, 2006
WPOR..................  Portland, ME                              50,000              April 1, 2006
WLZX..................  Northampton, MA                            6,000              April 1, 2006
WAQY..................  Springfield, MA                           50,000              April 1, 2006
WZID..................  Manchester, NH                            50,000              April 1, 2006
WQLL..................  Manchester, NH                             6,000              April 1, 2006
WYMG..................  Springfield, IL                           50,000              December 1, 2004
WQQL..................  Springfield, IL                           50,000              December 1, 2004
WDBR..................  Springfield, IL                           50,000              December 1, 2004
WMHX..................  Lincoln, IL                               25,000              December 1, 2004
WLRW..................  Champaign, IL                             50,000              December 1, 2004
WIXY..................  Champaign, IL                             25,000              December 1, 2004
WKIO..................  Urbana, IL                                25,000              December 1, 2004
WNAX..................  Yankton, SD                              100,000              April 1, 2005
KISM..................  Bellingham, WA                           100,000              February 1, 2006
KAFE..................  Bellingham, WA                           100,000              February 1, 2006
KICD..................  Spencer, IA                              100,000              February 1, 2005
KLLT..................  Spencer, IA                               25,000              February 1, 2005
WCVQ..................  Fort Campbell, KY                        100,000              August 1, 2004
WZZP..................  Hopkinsville, KY                           6,000              August 1, 2004
WVVR..................  Hopkinsville, KY                         100,000              August 1, 2004
KMIT..................  Mitchell, SD                             100,000              April 1, 2005
KUQL..................  Wessington Springs, SD                   100,000              April 1, 2005
WHAI..................  Greenfield, MA                             6,000              April 1, 2006
WKNE..................  Keene, NH                                 50,000              April 1, 2006
WKVT..................  Brattleboro, VT                            6,000              April 1, 2006
WOXL(8)...............  Asheville, NC                             25,000              December 1, 2003

                                                                                      EXPIRATION DATE OF
       STATION                   MARKET(1)                   POWER (WATTS)(2)         FCC AUTHORIZATION
       -------          ----------------------------   ----------------------------   ------------------
WINQ(6)(9)............  Winchendon, MA                             3,000              April 1, 2006
WOQL..................  Winchester, NH                             6,000              April 1, 2006
WJOI..................  Springfield, TN                            6,000              August 1, 2004
KDEZ..................  Jonesboro, AR                             50,000              June 1, 2004
KDXY..................  Jonesboro, AR                             25,000              June 1, 2004
KJBX..................  Jonesboro, AR                              6,000              June 1, 2004
AM:
WVKO(7)(11)...........  Columbus, OH                               1,000              October 1, 2004
WJYI..................  Milwaukee, WI                              1,000              December 1, 2004
WJOI..................  Norfolk, VA                                1,000              October 1, 2003
KRNT..................  Des Moines, IA                             5,000              February 1, 2005
KPSZ..................  Des Moines, IA                            10,000              February 1, 2005
WGAN..................  Portland, ME                               5,000              April 1, 2006
WZAN..................  Portland, ME                               5,000              April 1, 2006
WBAE..................  Portland, ME                               1,000              April 1, 2006
WHNP..................  Springfield, MA                           2,500(5)            April 1, 2006
WHMP..................  Northampton, MA                            1,000              April 1, 2006
WFEA..................  Manchester, NH                             5,000              April 1, 2006
WTAX..................  Springfield, IL                            1,000              December 1, 2004
WLLM(7)...............  Lincoln, IL                               1,000(5)            December 1, 2004
WNAX..................  Yankton, SD                                5,000              April 1, 2005
KGMI..................  Bellingham, WA                             5,000              February 1, 2006
KPUG..................  Bellingham, WA                            10,000              February 1, 2006
KBAI..................  Bellingham, WA                            1,000(5)            February 1, 2006
KICD..................  Spencer, IA                                1,000              February 1, 2005
WJMR(AM)..............  Fort Campbell, KY                         1,000(5)            August 1, 2004
WDXN..................  Clarksville, TN                           1,000(5)            August 1, 2004
WHMQ..................  Greenfield, MA                             3,000              April 1, 2006
WKBK..................  Keene, NH                                  5,000              April 1, 2006
WKVT..................  Brattleboro, VT                            1,000              April 1, 2006
WISE(8)...............  Asheville, NC                             5,000(5)            December 1, 2003
WOXL(AM)(8)...........  Asheville, NC                             5,000(5)            December 1, 2003
WJQY..................  Springfield, TN                           1,000(5)            August 1, 2004
WZBK..................  Keene, NH                                 1,000(5)            April 1, 2006
TV/CHANNEL:
KOAM (Ch 7)...........  Joplin, MO/Pittsburg, KS        316,000(vis), 61,600(aur)     June 1, 2006
KAVU (Ch 25)..........  Victoria, TX                   2,140,000(vis), 214,000(aur)   August 1, 2006
KVCT(3) (Ch 19).......  Victoria, TX                    155,000(vis), 15,500(aur)     August 1, 2006
KUNU-LP(4) (Ch 21)....  Victoria, TX                            1,000(vis)            August 1, 2006
KVTX-LP(4) (Ch 45)....  Victoria, TX                            1,000(vis)            August 1, 2006
KXTS-LP(4) (Ch 41)....  Victoria, TX                            1,000(vis)            August 1, 2006
WXVT (Ch 15)..........  Greenville, MS                 2,746,000(vis), 549,000(aur)   June 1, 2005

---------------

 (1) Some stations are licensed to a different community located within the market that they serve.

 (2) Some stations are licensed to operate with a combination of effective radiated power ("ERP") and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual ("vis") and aural ("aur") components. WOXL, WISE, WVKO (AM), KPSZ (AM), KPUG (AM), KGMI (AM), and KBAI (AM) operate with lower power at night than the power shown.

 (3) We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Productions, Inc. See note 11 of the Consolidated Financial Statements for additional information on our relationship with Surtsey Productions, Inc.

 (4) KUNU-LP, KXTS-LP and KVTX-LP are "low power" television stations that operate as "secondary" stations (i.e., if they conflict with the operations of a "full power" television station, the low power stations must change their facilities or terminate operations).

 (5) Operates daytime only or with greatly reduced power at night.

 (6) Pending Acquisition.

 (7) Pending Divestiture.

 (8) We program this station pursuant to a TBA with Ashville Radio Partners, LLC.

 (9) We program this station pursuant to a TBA with Ashville Radio Partners, LLC.

(10) We program this station pursuant to a TBA with Aritaur Communications, Inc.

(11) We program this station pursuant to a TBA with Associated Radio, Inc.

(12) This station is being programmed pursuant to a TBA with Associated Radio, Inc.

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

     The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. The FCC's rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain in the Designated Market Area ("DMA") in which the communities of license of the TV stations in question are located, and
(b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC's rules. Under certain circumstances, a television station may merge with a "failed" or "failing" station or an "unbuilt" station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected ("Qualifying Market"). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA's count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC's multiple ownership rules. TBA's entered into before November 5, 1996, are grandfathered until 2004. As a result of the FCC's rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC's dual network ban).

     We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence ("ADI") markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called "national television station ownership rule" was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market. On September 23, 2002, the FCC released a "notice of proposed rule making" that initiated a comprehensive review of the FCC's multiple ownership rules for both television and radio. The proceeding is ongoing and we cannot predict what action, if any, the FCC may take to modify its rules.

     Under the Communications Act, we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

         NUMBER OF
          STATIONS
          IN RADIO
           MARKET                            NUMBER OF STATIONS WE CAN OWN
         ---------            ------------------------------------------------------------
14 or Fewer.................  Total of 5 stations, not more than 3 in the same service
                              (AM or FM) except the Company cannot own more than 50% of
                              the stations in the market.
15-29.......................  Total of 6 stations, not more than 4 in the same service
                              (AM or FM).
30-44.......................  Total of 7 stations, not more than 4 in the same service
                              (AM or FM).
45 or More..................  Total of 8 stations, not more than 5 in the same service
                              (AM or FM).

     The FCC has increased its scrutiny of some proposed acquisitions and mergers on antitrust grounds and has initiated a policy of placing a "flag" soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. The FCC has flagged proposed transactions that would result in one entity controlling 50% or more of the advertising revenues in the relevant Arbitron radio market or two entities controlling 70% or more of the advertising revenues in the radio market. The FCC uses revenue data supplied by BIA Research, Inc. ("BIA"). While the FCC reviews is multiple ownership rules as noted above, the FCC will continue to "flag" applications that in its view raise competitive concerns. In making its competitive analysis of flagged applications, the FCC will examine (1) product market definition, (2) geographic definition, (3) market participants, (4) market shares and concentration, (5) barriers to entry, (6) potential adverse competitive effects, and (7) efficiencies and other public interest benefits. As a result of these new policies, we may not be permitted to acquire additional radio stations in markets where we own stations that earn 50% or more of the revenues in that market as reported by BIA or where we and another broadcast company garner 70% or more of the revenues in the market. We cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

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

     In February 2002, the FCC issued a Second Further Notice of Proposed Rule Making wherein it sought comment on the procedures it should use to license "non-reserved" broadcast channels (i.e., those FM channels not specifically reserved for noncommercial use) in which both commercial and noncommercial educational ("NCE") entities have an interest. The FCC suggested several options for treating the exempt entities. The first option would be simply to hold NCE entities ineligible for licenses for non-reserved channels. The second option would be to permit NCE entities the opportunity to acquire licenses for non-reserved channels when there is no conflict with commercial entities. The third option would be to provide NCE entities the opportunity to reserve additional channels in the Table of Allotments through reservation criteria that are more relaxed than the current criteria. If the FCC were to adopt the third option, our ability to apply for new radio authorizations could be limited where an NCE entity expressed interest in the use of the new channel. The FCC has not yet released a decision in this proceeding.

     The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, three of our officers and directors have an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

     On January 19, 2001, the FCC revised its ownership attribution rules to (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) create a new equity/debt plus ("EDP") rule that attributes the other media interests of an otherwise passive investor if the investor is
(1) a "major-market program supplier" that supplies over 15% of a station's total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC's multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the "single majority shareholder exemption" which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, in December 2001 the FCC "suspended" the elimination of this exemption until the FCC resolved issues concerning cable television ownership.

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

     Equal Employment Opportunity Rules. On March 10, 2003, new equal employment opportunity (EEO) rules and policies for broadcasters went into effect. The rules prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a "three prong" outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Time Brokerage Agreements. As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements, or "TBA's". While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

     In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its station and assures compliance with applicable FCC rules and policies. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA's. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, we believe that the TBA is "grandfathered" under the FCC's rules and need not be terminated earlier than 2004. See "Ownership Matters" above.

     The FCC's rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC's multiple ownership rules. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a TBA arrangement, where the brokered and brokering stations serve substantially the same geographic area.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. It is contemplated that such agreements will be executed on or before September 1, 2003. Under the FCC's ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station.

OTHER FCC REQUIREMENTS

     The "V-Chip." The FCC adopted methodology that will be used to send program ratings information to consumer TV receivers (implementation of "V-Chip" legislation contained in the Communications Act). The FCC also adopted the TV Parental Guidelines, developed by the Industry Ratings Implementation Group, which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent.

     Digital Television. The FCC's rules provide for the conversion by all U.S. television broadcasters to digital television ("DTV"), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our television stations have begun providing low power DTV service on channels separate from their NTSC channels. Our television stations are required to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. On November 15, 2001, and the

FCC released a Memorandum Opinion and Order on Reconsideration, and on January 27, 2003, the FCC released notice of proposed rule making that temporarily deferred its earlier requirement that commercial broadcasters replicate their entire current grade B NTSC analog service area with their DTV signal by December 31, 2004, or lose interference protection to the unreplicated areas. As a result of these decisions licensees can now construct and operate facilities that offer DTV services to serve at least their communities of license while retaining interference protection to their allotted service areas. The FCC temporarily deferred its requirement that stations granted construction permits for maximized facilities construct such facilities by May 1, 2002, in order to retain interference protection. On January 27, 2003, the FCC released a notice of proposed rule making that proposes to establish May 1, 2005, as the date by which commercial stations with both NTSC and DTV channel assignments elect which channel they will use for their post-transition DTV channel and proposed July 1, 2006 (or the date by which 85% of the television households in a licensee's market are capable of receiving DTV signals, whichever is later) for replication and maximization. Starting on April 1, 2003, a DTV station must provide a DTV signal at least 50% of the time it transmits an analog signal; on April 1, 2004, 75%; and on April 1, 2005, 100%. Commercial DTV stations must meet increased city-grade signal strength requirements by December 31, 2004.

     Under the Balanced Budget Act, the FCC is authorized to extend the December 31, 2006, deadline if (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV and the FCC determines that such stations have "exercised due diligence" in attempting to convert to DTV; or (2) less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. At present KOAM-TV is providing NTSC service on Channel 7 and DTV service on Channel 13. KAVU-TV is providing NTSC service on Channel 25 and DTV service on Channel 15. WXVT is providing NTSC operations on Channel 15 and DTV service on Channel 17. Brokered Station KVCT is providing NTSC service on Channel 19 and DTV service on Channel 11. By the date the FCC finally establishes (now proposed for January 1, 2005), our stations will elect one of their channels for permanent DTV operation and by the FCC's final deadline will cease broadcasting on the NTSC channel. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station could immediately assert its right to carriage on a local cable television system; however, the FCC decided that a television station may not assert a right to carriage of both its NTSC and DTV channels. On January 10, 2003, in a Further Notice of Proposed Rule Making, the FCC sought comment on proposed rules for "plug and play" cable compatibility that will allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. The notice seeks comment on a Memorandum of Understanding ("MOU") filed with the FCC by the cable and consumer electronics industries detailing an agreement on a cable compatibility standard for an integrated, one-way digital cable television receiver, as well as other unidirectional digital cable products. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.

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

     Digital Audio Radio Satellite Service. The FCC has adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002 in three markets, and has now expanded nationwide. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its infant stage, we cannot predict whether, or the extent to which, it will have an adverse impact on our business.

     Satellite Carriage of Local TV Stations. The Satellite Home Viewer Improvement Act ("SHVIA"), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are "unserved" by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVIA, "unserved" means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC's rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the "carry one, carry all" rule.

     In-Band On-Channel "High Definition" Radio. On October 11, 2002, the FCC selected in-band, on-channel (IBOC) as the technology that will allow AM (daytime operations only) and FM stations on a voluntary basis to begin interim digital transmissions immediately using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as "high definition" or HD radio. During the interim IBOC operations, stations will broadcast the same main channel program material in both analog and digital modes. IBOC technology permits "hybrid" operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. It is believed that IBOC technology will provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid

IBOC operations will have minimal impact on the present broadcast service. At the present time, we have no immediate plans to begin broadcasting in HD radio.

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

EXECUTIVE OFFICERS

     Our current executive officers are:

NAME                             AGE                         POSITION
----                             ---   ----------------------------------------------------
Edward K. Christian............  58    President, Chief Executive Officer and Chairman;
                                       Director
Steven J. Goldstein............  46    Executive Vice President and Group Program Director
Warren Lada....................  48    Senior Vice President, Operations
Samuel D. Bush.................  45    Senior Vice President, Chief Financial Officer and
                                       Treasurer
Marcia K. Lobaito..............  54    Vice President, Corporate Secretary, and Director of
                                       Business Affairs
Catherine A. Bobinski..........  43    Vice President, Chief Accounting Officer and
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

     Mr. Bush has been Senior Vice President since 2002, Chief Financial Officer and Treasurer since September 1997. He was Vice President from 1997 to 2002. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, most recently as Senior Vice President.

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

     As of December 31, 2002 the studios and offices of 21 of our 26 operating locations, as well as our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in one to 6 years. We own or lease our transmitter and antenna sites, with lease terms that expire in one to 86 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock trades on the American Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

YEAR                                                           HIGH     LOW
----                                                          ------   ------
2001:
  First Quarter.............................................  $16.28   $11.00
  Second Quarter............................................  $18.99   $12.00
  Third Quarter.............................................  $18.99   $12.72
  Fourth Quarter............................................  $17.56   $12.64
2002:
  First Quarter.............................................  $20.28   $15.68
  Second Quarter............................................  $23.98   $19.68
  Third Quarter.............................................  $23.69   $16.55
  Fourth Quarter............................................  $22.15   $15.95

     As of March 11, 2003, there were approximately 141 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

     We have not paid any cash dividends on our Common Stock during the three most recent fiscal years. We intend to retain future earnings for use in our business and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We are prohibited by the terms of our bank loan agreement from paying dividends on our Common Stock without the banks' prior consent. See
Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth as of December 31, 2002, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

                                                                                      (C)
                                             (A)                 (B)               NUMBER OF
                                       NUMBER OF SHARES       WEIGHTED-           SECURITIES
                                         TO BE ISSUED     AVERAGE EXERCISE    REMAINING AVAILABLE
                                       UPON EXERCISE OF       PRICE OF        FOR FUTURE ISSUANCE
                                         OUTSTANDING         OUTSTANDING         UNDER EQUITY
                                           OPTIONS            OPTIONS,        COMPENSATION PLANS
                                        WARRANTS, AND       WARRANTS AND          (EXCLUDING
PLAN CATEGORY                               RIGHTS             RIGHTS             COLUMN (A))
-------------                          ----------------   -----------------   -------------------
Equity Compensation Plans Approved by
  Shareholders:
  Employee Stock Purchase Plan.......            --            $    --             1,562,500
  1992 Stock Option Plan.............     1,824,874            $12.440                    --
  1997 Non-Employee Director Stock
     Option Plan.....................        14,237            $  .007               175,941
Equity Compensation Plans Not
  Approved by Shareholders:
  None...............................            --                                       --
                                          ---------                                ---------
Total................................     1,839,111                                1,738,441
                                          =========                                =========

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                     2002(1)(2)(3)   2001(1)(4)   2000(1)(5)   1999(1)(6)   1998(1)(7)
                                     -------------   ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Net Operating Revenue..............    $114,782       $103,956     $101,746     $90,020      $75,871
Station Operating Expense
  (excluding depreciation,
  amortization, corporate general
  and administrative)..............      73,350         66,640       62,487      56,552       48,544
                                       --------       --------     --------     -------      -------
Station Operating Income (excluding
  depreciation, amortization,
  corporate general and
  administrative)..................      41,432         37,316       39,259      33,468       27,327
Depreciation and Amortization......       6,533         10,110        9,019       8,022        6,420
Corporate General and
  Administrative...................       6,022          5,421        5,101       5,095        4,497
                                       --------       --------     --------     -------      -------
Operating Profit...................      28,877         21,785       25,139      20,351       16,410
Interest Expense...................       5,487          7,037        6,793       5,988        4,609
Net Income.........................    $ 13,955       $  8,565     $  8,650     $ 8,552      $ 6,351
Basic Earnings Per Share...........    $    .68       $    .42     $    .42     $   .42      $   .32
Cash Dividends Declared Per Common
  Share............................          --             --           --          --           --
Weighted Average Common Shares.....      20,631         20,473       20,543      20,394       19,870
Diluted Earnings Per Share.........    $    .66       $    .41     $    .41     $   .41      $   .31
Weighted Average Common Shares and
  Common Equivalents...............      21,209         20,888       20,990      20,831       20,298
BALANCE SHEET DATA:
  Working Capital..................    $  5,517       $ 24,083     $ 20,793     $22,756      $15,255
  Net Property and Equipment.......      60,161         55,169       47,672      44,455       35,564
  Net Intangible and Other
     Assets........................     134,713        112,033      100,390      84,901       70,505
  Total Assets.....................     226,322        202,721      179,424     162,496      130,013
  Long-term Debt Including Current
     Portion.......................     105,228        105,501       94,641      85,774       70,906
  Stockholders' Equity.............      93,059         75,062       65,618      59,102       44,723

---------------

(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In each of June 2002, December 1999 and June 1998 we consummated five-for-four splits of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2) Reflects the results of WKNE, WKBK and WKVT AM/FM, acquired in May 2002; WOQL and WZBK, acquired in July 2002; KDEZ, KDXY, KJBX, WJOI and WJQY, acquired in November 2002 and the results of a TBA for WOXL and WISE, which began in November 2002.

(3) Reflects the adoption of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets," which resulted in our goodwill and broadcast licenses no longer being amortized.

(4) Reflects the results of WCVQ, WVVR, WZZP, WDXN and WJMR, acquired in February 2001; WHAI and WHMQ, acquired in April 2001; and KMIT and KUQL, acquired in July 2001.

(5) Reflects the results of KICD AM/FM and KLLT, acquired in January 2000; WKIO, acquired in July 2000; and WHMP and WLZX, acquired in August 2000.

(6) Reflects the results of KAFE and KPUG, acquired in January 1999; Michigan Farm Radio Network, acquired in January 1999; KAVU and KUNU, acquired in April 1999 and the results of a TBA for KVCT which began in April 1999; KBAI, acquired in May 1999; WXVT, acquired in July 1999.

(7) Reflects the results of Michigan Radio Network, acquired in March 1998; and KGMI and KISM, acquired in December 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6. Selected Financial Data and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

GENERAL

     Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or broadcasting compared to other advertising media, signal strength and government regulation and policies. For additional information about advertising rates, see Item 1.
Business -- Advertising Sales. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involve the cost of acquiring certain syndicated programming.

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

     During the years ended December 31, 2002, 2001 and 2000, none of our operating locations represented more than 15% of our station operating income (i.e., net operating revenue less station operating expense), other than our two radio stations in Columbus, Ohio and our five radio stations in Milwaukee, Wisconsin. For the years ended December 31, 2002, 2001 and 2000, The Columbus stations accounted for an aggregate of 14%, 15% and 16%, respectively, and the Milwaukee stations accounted for an aggregate of 22%, 23%, and 22%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant impact on our operating results as a whole.

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

     Most advertising contracts are short-term and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. In 2002, approximately 80% of our gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative that specializes in national sales for each of our stations.

     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months comprising the first quarter.

     The following tables summarize our results of operations for the three years ended December 31, 2002. The as-reported amounts reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station amounts reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                      2002 VS. 2001             2001 VS. 2000
                                                                 -----------------------   -----------------------
                                                                    AS-          SAME         AS-          SAME
                              YEARS ENDED DECEMBER 31,            REPORTED    STATION %     REPORTED    STATION %
                       ---------------------------------------   % INCREASE    INCREASE    % INCREASE    INCREASE
                          2002          2001          2000       (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                       -----------   -----------   -----------   ----------   ----------   ----------   ----------
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating
  revenue............   $114,782      $103,956      $101,746        10.41%        5.33%        2.17%      (3.22%)
Station operating
  expense*...........     73,350        66,640        62,487        10.07%        3.98%        6.65%      (1.57%)
                        --------      --------      --------
Station operating
  income.............     41,432        37,316        39,259        11.03%        7.62%       (4.95%)     (5.79%)
Corporate G&A........      6,022         5,421         5,101        11.09%         N/A         6.27%        N/A
Depreciation.........      6,034         5,763         5,343         4.70%       (2.78%)       7.86%      (2.99%)
Amortization.........        499         4,347         3,676       (88.52%)     (88.62%)      18.25%        .77%
                        --------      --------      --------
Operating profit.....     28,877        21,785        25,139        32.55%       26.30%      (13.34%)     (9.72%)
Interest expense.....      5,487         7,037         6,793       (22.03%)                    3.59%
Other (income)
  expense............        159           (17)        2,104          N/A                       N/A
Income taxes.........      9,276         6,200         7,592        49.61%                   (18.34%)
                        --------      --------      --------
Net income...........   $ 13,955      $  8,565      $  8,650        62.93%                     (.98%)
Earnings per share:
Basic................   $    .68      $    .42      $    .42        61.68%                       --
                        ========      ========      ========
Diluted..............   $    .66      $    .41      $    .41        60.46%                       --
                        ========      ========      ========

RADIO BROADCASTING SEGMENT

                                                           2002 VS. 2001             2001 VS. 2000
                                                      -----------------------   -----------------------
                                                         AS-          SAME         AS-          SAME
                         YEARS ENDED DECEMBER 31,      REPORTED    STATION %     REPORTED    STATION %
                       ----------------------------   % INCREASE    INCREASE    % INCREASE    INCREASE
                         2002      2001      2000     (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                       --------   -------   -------   ----------   ----------   ----------   ----------
                              (IN THOUSANDS)
Net operating
  revenue............  $102,372   $93,094   $89,127       9.97%        4.25%       4.45%       (1.67%)
Station operating
  expense*...........    64,134    58,317    53,886       9.97%        2.95%       8.22%       (1.30%)
                       --------   -------   -------
Station operating
  income.............    38,238    34,777    35,241       9.95%        6.29%      (1.32%)      (2.23%)
Corporate G&A........        --        --        --        N/A          N/A         N/A          N/A
Depreciation.........     4,401     3,961     3,665      11.11%         .60%       8.08%       (7.85%)
Amortization.........       475     3,580     3,015     (86.73%)     (86.65%)     18.74%       (2.77%)
                       --------   -------   -------
Operating profit.....  $ 33,362   $27,236   $28,561      22.49%       17.71%      (4.64%)      (1.48%)
                       ========   =======   =======

TELEVISION BROADCASTING SEGMENT

                                                            2002 VS. 2001             2001 VS. 2000
                                                       -----------------------   -----------------------
                                                          AS-          SAME         AS-          SAME
                         YEARS ENDED DECEMBER 31,       REPORTED    STATION %     REPORTED    STATION %
                       -----------------------------   % INCREASE    INCREASE    % INCREASE    INCREASE
                         2002       2001      2000     (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                       --------   --------   -------   ----------   ----------   ----------   ----------
                              (IN THOUSANDS)
Net operating
  revenue............  $ 12,410   $ 10,862   $12,619      14.25%       14.25%      (13.92%)     (13.92%)
Station operating
  expense*...........     9,216      8,323     8,601      10.73%       10.73%       (3.23%)      (3.23%)
                       --------   --------   -------
Station operating
  income.............     3,194      2,539     4,018      25.80%       25.80%      (36.81%)     (36.81%)
Corporate G&A........        --         --        --        N/A          N/A          N/A          N/A
Depreciation.........     1,432      1,630     1,572     (12.15%)     (12.15%)       3.69%        3.69%
Amortization.........        24        391       391     (93.86%)     (93.86%)         --           --
                       --------   --------   -------
Operating profit.....  $  1,738   $    518   $ 2,055     235.52%      235.52%      (74.79%)     (74.79%)
                       ========   ========   =======

---------------

* Programming, technical, selling and station general and administrative expenses

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2002 net operating revenue was $114,782,000 compared with $103,956,000 for the year ended December 31, 2001, an increase of $10,826,000 or 10%. Approximately $5,489,000 or 51% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2001. The balance of the increase in net operating revenue of approximately $5,337,000 was attributable to stations we owned and operated for at least two years, representing a 5% increase in comparable station/comparable period net operating revenue. The overall increase in comparable station/comparable period revenue was primarily the result of increased advertising rates and an increase in political revenue at a majority of our stations. Improvements were noted in most of our markets on a comparable station/comparable period basis.

     Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $6,710,000 or 10% to $73,350,000 for the year ended December 31, 2002, compared with $66,640,000 for the year ended December 31, 2001. Of the total increase, approximately $4,210,000 or 63% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2001. The remaining balance of the increase in station operating expense of $2,500,000 represents a total increase in station operating expense of 4% for the year ended December 31, 2002 compared to the year ended December 31, 2001 on a comparable station/ comparable period basis.

     Operating profit for the year ended December 31, 2002 was $28,877,000 compared to $21,785,000 for the year ended December 31, 2001, an increase of $7,092,000 or 33%. The improvement was the result of the $10,826,000 increase in net operating revenue, offset by the $6,710,000 increase in station operating expense, and a $3,848,000 or 89% decrease in amortization expense offset by a $271,000 or 5% increase in depreciation expense, and a $601,000 increase in corporate general and administrative charges. The decrease in amortization expense was principally the result to the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See note 2 of the Notes to Consolidated Financial Statements. The increase in depreciation expense was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to the increase in the number of stations we own because of recent acquisitions, as well as approximately $200,000 in legal fees incurred in an attempted acquisition.

     We generated net income in the amount of approximately $13,955,000 ($0.66 per share on a fully diluted basis) during the year ended December 31, 2002 compared with $8,565,000 ($0.41 per share on a fully diluted basis) for the year ended December 31, 2001, an increase of approximately $5,390,000 or 63%. The increase was the result of the $7,092,000 improvement in operating profit, and a $1,550,000 decrease in interest expense, offset by a $176,000 increase in other expense, and a $3,076,000 increase in income tax expense. The decrease in interest expense was principally the result of lower interest rates over the prior period. The increase in income tax expense was due to higher income levels.

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

     We generated net income in the amount of approximately $8,565,000 ($0.41 per share on a fully diluted basis) during the year ended December 31, 2001 compared with $8,650,000 ($0.42 per share on a fully diluted basis) for the year ended December 31, 2000, a decrease of approximately $85,000 or 1%. The decrease was the result of the $3,354,000 decrease in operating profit and a $244,000 increase in interest expense, offset by a $2,121,000 decrease in other expense and a $1,392,000 decrease in income tax expense. The increase in interest expense was principally the result of additional borrowings to finance acquisitions. Other expense in 2000 included non-recurring charges consisting of $1,300,000 loss resulting from the sale of our equity in an investment in a group of radio stations in Reykjavik, Iceland, a $600,000 loss related to our equity in the operating results of that investment and a $125,000 loss on the sale of a building in one of our markets. The decrease in income tax expense and the effective tax rate was the result of lower pre-tax income in 2001, the nondeductible capital loss realized in 2000 on the sale of the equity investment, and the related equity in the operations of that investment during the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had $105,228,000 of long-term debt (including the current portion thereof) outstanding and approximately $95,000,000 of unused borrowing capacity under our Credit Agreement at December 31, 2002.

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

     As of December 31, 2002 we had $105,000,000 outstanding under the Term Loan. The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. We are in the process of negotiating an amendment to the current Credit Agreement or entering into a new credit facility, which we anticipate will be completed during the second quarter of 2003. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on June 30, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on June 30, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

     In January 2003, we borrowed $8,500,000 under the Acquisition Facility, in anticipation of closing on the acquisition of WODB-FM in Columbus.

     Interest rates under the Facilities are payable, at our option, at alternatives equal to LIBOR (1.40% at December 31, 2002) plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

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

     At December 31, 2002, we had four interest rate swap agreements with the following terms:

     - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

     - Notional amount of $13,125,000. We pay 4.11% calculated on the notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on the notional amount of $13,125,000. This agreement expires in March 2003.

     - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

     - Notional amount of $6,875,000 through March 2003, then notional amount increases to $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on the notional amount of $6,875,000 ($20,000,000 after March 2003). This agreement expires in September 2003.

     Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $835,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the year ended December 31, 2002. An aggregate increase in interest expense of approximately $980,000 has been recognized since the inception of the agreements. The fair value of these swap agreements at December 31, 2002 was approximately ($714,000), which has been recorded as a liability in our balance sheet.

     During the years ended December 31, 2002, 2001 and 2000, we had net cash flows from operating activities of $25,482,000, $21,258,000 and $21,074,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

     The following acquisitions in 2002 were financed through funds generated from operations and the re-issuance of approximately $2,245,000 of our Class A Common Stock from treasury:

     - May 1, 2002: an AM and FM radio station (WKBK-AM, WKNE-FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT AM/FM) serving the Brattleboro, Vermont market, for approximately $9,400,000.

     - July 1, 2002: an AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire market for approximately $2,740,000.

     - November 1, 2002: three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000 including approximately $2,245,000 of our Class A common stock.

     - November 1, 2002: an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.

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

     - February 1, 2001: one FM radio station (WVVR-FM) serving the Clarksville, Tennessee/ Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of the Company's Class A common stock.

     - April 1, 2001: an AM and FM radio station (WHAI-FM and WHMQ-AM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

     - July 1, 2001: two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. See Item 1. Business -- Strategy.

     In September 2002, we modified our Stock Buy-Back Program so that we are authorized to purchase up to $10,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2002 we have repurchased 409,065 shares of our Class A Common Stock for approximately $4,832,000.

     We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

     Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2002 were approximately $7,559,000 ($8,479,000 in 2001). We anticipate capital expenditures in 2003 to be approximately $7,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

                                   APPLICABLE                 PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH                   NOTE(S) TO   --------------------------------------------------
OBLIGATIONS AND OTHER              FINANCIAL               LESS THAN   1 TO 3    4 TO 5    AFTER 5
COMMERCIAL COMMITMENTS:            STATEMENTS    TOTAL      1 YEAR      YEARS     YEARS     YEARS
-----------------------            ----------   --------   ---------   -------   -------   -------
                                                                  (IN THOUSANDS)
Long Term Debt...................      4        $105,228    $13,308    $28,920   $39,375   $23,625
Operating Leases.................      13          6,488      1,406      1,722     1,055     2,305
Acquisition Commitments..........    13, 15        9,711      9,711         --        --        --
TV Syndicated Programming........      13            604        298        295        11        --
Employment Agreements............      11         21,278      6,136      7,347     4,689     3,106
Other Operating Contracts........      --          5,969      3,234      2,321       405         9
                                                --------    -------    -------   -------   -------
Total Contractual Cash
  Obligations....................               $149,278    $34,093    $40,605   $45,535   $29,045
                                                ========    =======    =======   =======   =======

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

     Revenue Recognition: Revenue from the sale of commercial broadcast time to advertisers (our principal source of revenue) is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions.

     Carrying Value of Accounts Receivable and Related Allowance for Doubtful
Accounts: We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.) we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required.

     Purchase Accounting: We account for our acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair values of the net assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

     Broadcast Licenses and Goodwill: We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2002 represents 57% of our total assets. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related market or segment.

     We adopted SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. In accordance with SFAS 142 we tested our goodwill and broadcast licenses for impairment as of January 1, 2002 and October 1, 2002 by comparing their fair value to the related carrying value as of that date. The results of these tests indicated that there was no impairment of the carrying value of goodwill or broadcast licenses. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in an impairment of intangible assets in the future.

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

     Employee Healthcare Reserves: We maintain a self-insured health insurance program for major medical and hospitalization coverage for our full time employees, certain directors and their dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts (currently, $75,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in incurred but not reported incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a regular basis and adjusted accordingly.

     Litigation and Contingencies: We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

MARKET RISK AND RISK MANAGEMENT POLICIES

     Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. However, due to our purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 2002 than they did during 2002, our interest expense, after considering the effect of our interest rate swap agreements, would increase and income before taxes would decrease by $645,000 ($1,346,000 in 2001). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

INFLATION

     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

     Based on economic and market conditions as of February 26, 2003, for the quarter ending March 31, 2003 we anticipate net revenue of approximately $26,000,000 to $27,000,000; station operating income of approximately $7,500,000 to $8,000,000; and operating profit of $4,000,000 to $4,500,000.

     Based on economic and market conditions as of February 26, 2003, for the year ending December 31, 2003 we anticipate a 3% to 5% increase in net revenue; a 4% to 6% increase in station operating income; and a 4% to 6% increase in operating profit.

FORWARD-LOOKING STATEMENTS; RISK FACTORS

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "plans", "expects," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

     The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

FINANCIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS

     At December 31, 2002 our long-term debt (including the current portion thereof) was approximately $105,228,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, the $105,000,000 commitment under the Term Loan and any indebtedness outstanding under our $75,000,000 Acquisition Facility will be reduced on a quarterly basis in amounts ranging from 3.125% to 7.5%, commencing on June 30, 2003. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

     On March 28, 2003 the Acquisition Facility will convert to a five and a half year term loan. We are in the process of negotiating an amendment to the current Credit Agreement or entering into a new credit facility, which we anticipate will be completed during the second quarter 2003. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

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

  DEPENDENCE ON KEY STATIONS

     For the years ended December 31, 2002, 2001 and 2000 our two stations in Columbus, Ohio accounted for an aggregate of 10%, 11% and 12%, respectively, and our five stations in Milwaukee, Wisconsin accounted for an aggregate of 17%, 18% and 18%, respectively, of our net operating revenue. For the years ended December 31, 2002, 2001 and 2000 our Columbus, Ohio stations accounted for an aggregate of 14%, 15% and 16%, respectively, and our Milwaukee, Wisconsin stations accounted for an aggregate of 22%, 23% and 22%, respectively, of our station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in either radio market or either location's relative market position could have a significant adverse impact on our operating results as a whole.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections", gains and losses from extinguishment of debt can only be classified as extraordinary if they meet the criteria in APB Opinion 30. Since there have been no gains or losses recognized from the extinguishment of debt for the three years in the period ended December 31, 2002, there was no impact from the adoption of this standard.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a significant impact.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method; accordingly, we have continued to elect to account for employee stock options under APB 25 and its related interpretations. The effect of adopting SFAS 148 had no material effect except for the quarterly disclosure provisions, which will be made beginning in our March 31, 2003 interim financial statements.

     In November 2002, the FASB issued Financial Accounting Series Interpretation No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others," which provides for an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation by the Company will be effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. We do not believe that the adoption of Interpretation No. 45 will materially impact out financial position, cash flows or results of operations. See Note 11 to the Consolidated Financial statements for a guarantee that we entered into on March 7, 2003.

     In January 2003, the FASB issued Financial Accounting Series Interpretation No. 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" and "Compensation of Directors and Officers -Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 are hereby incorporated by reference herein. See Item 1. Business -- Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION

     "Compensation of Directors and Officers" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 is hereby incorporated by reference herein. See accompanying financial statements and related footnotes.

ITEM 14.  CONTROLS AND PROCEDURES

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

  3. EXHIBITS

EXHIBIT
  NO.       DESCRIPTION
-------     -----------
3(a)        Amended and Restated Certificate of Incorporation (3(a))*
3(b)        By-laws, as amended (3(b))**
4(a)        Plan of Reorganization (2)*
4(b)        Credit Agreement dated as of March 28, 2001 between the
            Company and Fleet National Bank, as Agent for the lenders
            and The Bank of New York, as syndication agent
            (4(b))********

EXHIBIT
  NO.       DESCRIPTION
-------     -----------
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            Employment Agreement of Edward K. Christian dated as of
10(a)       April 1, 2002*********
            Saga Communications, Inc. 1992 Stock Option, as amended
10(b)       (10(b))*****
            Summary of Executive Insured Medical Reimbursement Plan
10(c)       (10(2))*
            Saga Communications, Inc. 1997 Non-Employee Director Stock
10(d)       Option Plan (10)****

OTHER MATERIAL AGREEMENTS

            Promissory Note of Edward K. Christian dated December 10,
10(e)(1)    1992 (10(l)(a))*
            Amendment to Promissory Note of Edward K. Christian dated
10(e)(2)    December 8,
            1998 10(e)(2)******
            Loan Agreement and Promissory Note of Edward K. Christian
10(e)(3)    dated May 5, 1999 10(e)(3)*******
(21)        Subsidiaries
(23.1)      Consent of Ernst & Young LLP
(99.1)      Certification of Chief Executive Officer
(99.2)      Certification of Chief Financial Officer

---------------

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

*********  Exhibit indicated in parenthesis of the Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

  (B) REPORTS ON FORM 8-K

     None

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Saga Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" in 2002.

                                          ERNST & YOUNG LLP

Detroit, Michigan
March 11, 2003

                           SAGA COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,874   $ 11,843
  Accounts receivable, less allowance of $932 ($778 in
    2001)...................................................    21,355     19,185
  Prepaid expenses..........................................     2,102      2,811
  Barter transactions.......................................     1,415      1,192
  Deferred taxes............................................       702        488
                                                              --------   --------
Total current assets........................................    31,448     35,519
Net property and equipment..................................    60,161     55,169
Other assets:
  Broadcast licenses, net of accumulated amortization of
    $8,187..................................................   102,699     86,835
  Goodwill, net of accumulated amortization of $13,393......    26,892     20,929
  Other intangibles, deferred costs and investments, net of
    accumulated amortization of $12,054 ($11,251 in 2001)...     5,122      4,269
                                                              --------   --------
Total other assets..........................................   134,713    112,033
                                                              --------   --------
                                                              $226,322   $202,721
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,265   $    944
  Accrued expenses:
    Payroll and payroll taxes...............................     5,753      4,958
    Other...................................................     3,920      4,005
  Barter transactions.......................................     1,685      1,254
  Current portion of long-term debt.........................    13,308        275
                                                              --------   --------
Total current liabilities...................................    25,931     11,436
Deferred income taxes.......................................    14,064      9,990
Long-term debt..............................................    91,920    105,226
Broadcast program rights....................................       306        323
Other.......................................................     1,042        684
Commitments and contingencies...............................        --         --
Stockholders' equity:
  Preferred stock, 1,500 shares authorized, none issued and
    outstanding.............................................        --         --
  Common stock:
    Class A common stock, $.01 par value, 35,000 shares
     authorized, 18,499 issued and outstanding (18,321 in
     2001)..................................................       185        147
    Class B common stock, $.01 par value, 3,500 shares
     authorized, 2,360 issued and outstanding...............        24         19
  Additional paid-in capital................................    45,649     43,185
  Note receivable from principal stockholder................        --       (171)
  Retained earnings.........................................    48,393     34,483
  Accumulated other comprehensive income (loss).............      (464)      (340)
  Treasury stock (55 shares in 2002 and 179 in 2001, at
    cost)...................................................      (728)    (2,198)
  Unearned compensation on restricted stock.................        --        (63)
                                                              --------   --------
Total stockholders' equity..................................    93,059     75,062
                                                              --------   --------
                                                              $226,322   $202,721
                                                              ========   ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2002          2001          2000
                                                                ----------    ----------    ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue.......................................     $114,782      $103,956      $101,746
Operating expenses:
  Programming and technical.................................       26,732        24,459        22,670
  Selling...................................................       28,446        26,424        25,471
  Station general and administrative........................       18,172        15,757        14,346
  Corporate general and administrative......................        6,022         5,421         5,101
  Depreciation..............................................        6,034         5,763         5,343
  Amortization..............................................          499         4,347         3,676
                                                                 --------      --------      --------
                                                                   85,905        82,171        76,607
                                                                 --------      --------      --------
Operating profit............................................       28,877        21,785        25,139
Other (income) expenses:
  Interest expense..........................................        5,487         7,037         6,793
  Other.....................................................          159           (17)        2,104
                                                                 --------      --------      --------
Income before income tax....................................       23,231        14,765        16,242
Income tax provision:
  Current...................................................        5,506         3,858         5,850
  Deferred..................................................        3,770         2,342         1,742
                                                                 --------      --------      --------
                                                                    9,276         6,200         7,592
                                                                 --------      --------      --------
Net income..................................................     $ 13,955      $  8,565      $  8,650
                                                                 ========      ========      ========
Basic earnings per share....................................     $    .68      $    .42      $    .42
                                                                 ========      ========      ========
Weighted average common shares..............................       20,631        20,473        20,543
                                                                 ========      ========      ========
Diluted earnings per share..................................     $    .66      $    .41      $    .41
                                                                 ========      ========      ========
Weighted average common and common equivalent shares........       21,209        20,888        20,990
                                                                 ========      ========      ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          NOTE
                                                                       RECEIVABLE                ACCUMULATED
                                      CLASS A   CLASS B   ADDITIONAL      FROM                      OTHER
                                      COMMON    COMMON     PAID-IN      PRINCIPAL    RETAINED   COMPREHENSIVE   TREASURY
                                       STOCK     STOCK     CAPITAL     STOCKHOLDER   EARNINGS   INCOME (LOSS)    STOCK
                                      -------   -------   ----------   -----------   --------   -------------   --------
                                                                        (IN THOUSANDS)
BALANCE AT JANUARY 1, 2000..........   $146       $19      $42,273        $(486)     $17,268        $  33       $  (151)
 Comprehensive income:
   Net income.......................                                                   8,650
   Foreign currency translation
     adjustment.....................                                                                  (33)
     Total comprehensive income.....
 Issuance of restricted stock.......                            30                                                  139
 Amortization of deferred
   compensation.....................
 Accrued interest...................                                        (23)
 Note forgiveness...................                                        174
 Employee stock purchase plan.......                            22                                                  279
 Purchase of shares held in
   treasury.........................                                                                             (2,574)
                                       ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2000........    146        19       42,325         (335)      25,918           --        (2,307)
 Comprehensive income:
   Net income.......................                                                   8,565
   Change in fair value of
     derivatives, net of tax........                                                                 (340)
     Total comprehensive income.....
 Net proceeds from exercised
   options..........................      1                    681
 Station acquisitions...............                           100                                                  890
 Amortization of deferred
   compensation.....................
 Accrued interest...................                                        (10)
 Note forgiveness...................                                        174
 Employee stock purchase plan.......                            79                                                  206
 Purchase of shares held in
   treasury.........................                                                                               (987)
                                       ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2001........    147        19       43,185         (171)      34,483         (340)       (2,198)
 Comprehensive income:
   Net income.......................                                                  13,955
   Change in fair value of
     derivatives, net of tax........                                                                 (124)
     Total comprehensive income.....
 Net proceeds from exercised
   options..........................      1                  1,392                                                  (18)
 Station acquisitions...............                           939                                                1,306
 Amortization of deferred
   compensation.....................
 Accrued interest...................                                         (2)
 Note forgiveness...................                                        173
 Employee stock purchase plan.......                           133                                                  182
 Stock split........................     37         5                                    (45)
                                       ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2002........   $185       $24      $45,649        $  --      $48,393        $(464)      $  (728)
                                       ====       ===      =======        =====      =======        =====       =======


                                                         TOTAL
                                        DEFERRED     STOCKHOLDERS'
                                      COMPENSATION      EQUITY
                                      ------------   -------------
                                             (IN THOUSANDS)
BALANCE AT JANUARY 1, 2000..........        --          $59,102
 Comprehensive income:
   Net income.......................                      8,650
   Foreign currency translation
     adjustment.....................                        (33)
                                                        -------
     Total comprehensive income.....                      8,617
 Issuance of restricted stock.......      (169)              --
 Amortization of deferred
   compensation.....................        21               21
 Accrued interest...................                        (23)
 Note forgiveness...................                        174
 Employee stock purchase plan.......                        301
 Purchase of shares held in
   treasury.........................                     (2,574)
                                         -----          -------
BALANCE AT DECEMBER 31, 2000........      (148)          65,618
 Comprehensive income:
   Net income.......................                      8,565
   Change in fair value of
     derivatives, net of tax........                       (340)
                                                        -------
     Total comprehensive income.....                      8,225
 Net proceeds from exercised
   options..........................                        682
 Station acquisitions...............                        990
 Amortization of deferred
   compensation.....................        85               85
 Accrued interest...................                        (10)
 Note forgiveness...................                        174
 Employee stock purchase plan.......                        285
 Purchase of shares held in
   treasury.........................                       (987)
                                         -----          -------
BALANCE AT DECEMBER 31, 2001........       (63)          75,062
 Comprehensive income:
   Net income.......................                     13,955
   Change in fair value of
     derivatives, net of tax........                       (124)
                                                        -------
     Total comprehensive income.....                     13,831
 Net proceeds from exercised
   options..........................                      1,375
 Station acquisitions...............                      2,245
 Amortization of deferred
   compensation.....................        63               63
 Accrued interest...................                         (2)
 Note forgiveness...................                        173
 Employee stock purchase plan.......                        315
 Stock split........................                         (3)
                                         -----          -------
BALANCE AT DECEMBER 31, 2002........     $  --          $93,059
                                         =====          =======

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 13,955    $  8,565    $  8,650
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       6,533      10,110       9,019
     Barter revenue, net of barter expenses.................         (49)       (288)        (81)
     Broadcast program rights amortization..................         277         261         438
     Deferred taxes.........................................       3,770       2,342       1,742
     Loss (gain) on sale of assets..........................         159         (17)        238
     Equity in loss of unconsolidated affiliate.............          --          --         600
     Loss on sale of stock of unconsolidated affiliate......          --          --       1,266
     Note forgiveness.......................................         173         174         174
     Amortization of deferred costs.........................         366          85          21
     Changes in assets and liabilities:
       Increase in receivables and prepaids.................        (720)       (388)     (1,122)
       Payments for broadcast program rights................        (277)       (261)       (434)
       Increase in accounts payable, accrued expenses, and
          other liabilities.................................       1,295         675         563
                                                                --------    --------    --------
     Total adjustments......................................      11,527      12,693      12,424
                                                                --------    --------    --------
Net cash provided by operating activities...................      25,482      21,258      21,074
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (7,559)     (8,479)     (5,401)
  Increase in other intangibles and other assets............      (1,448)     (1,795)     (1,770)
  Acquisition of stations...................................     (24,144)    (18,358)    (25,145)
  Proceeds from sale of assets..............................         714          41       2,277
                                                                --------    --------    --------
Net cash used in investing activities.......................     (32,437)    (28,591)    (30,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................          --      11,250      13,524
  Payments on long-term debt................................        (273)       (390)     (4,657)
  Purchase of shares held in treasury.......................          --        (987)     (2,574)
  Net proceeds from exercise of stock options...............       1,262         633          --
  Fractional shares -- five for four stock split............          (3)         --          --
                                                                --------    --------    --------
Net cash provided by financing activities...................         986      10,506       6,293
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........      (5,969)      3,173      (2,672)
Cash and cash equivalents, beginning of year................      11,843       8,670      11,342
                                                                --------    --------    --------
Cash and cash equivalents, end of year......................    $  5,874    $ 11,843    $  8,670
                                                                ========    ========    ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2002 we owned or operated seventy radio stations, four television stations, three low power television stations, two state radio networks and 1 farm radio network, serving twenty-three markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; and Norfolk, Virginia.

BASIS OF PRESENTATION

     On June 15, 2002 we consummated a five-for-four split of our Class A and Class B Common Stock, resulting in additional shares being issued of approximately 3,685,000 and 472,000, respectively, for holders of record on May 31, 2002. All share and per share information in the accompanying financial statements have been restated retroactively to reflect the split.

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

RECLASSIFICATION

     Certain amounts previously reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

CONCENTRATION OF RISK

     For the years ended December 31, 2002, 2001, and 2000 our Milwaukee, Wisconsin market accounted for an aggregate of 17%, 18% and 18%, respectively, and our Columbus, Ohio market accounted for an aggregate of 10%, 11% and 12%, respectively, of our net operating revenue.

CONCENTRATION OF CREDIT RISK

     We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

FINANCIAL INSTRUMENTS

     Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and related derivatives. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar

                           SAGA COMMUNICATIONS, INC.

rate, prime rate or have been reset at the prevailing market rate at December 31, 2002. The carrying value of our derivatives represent the estimated fair value based on the change in variable cash flows.

     We enter into interest rate swap agreements to reduce the risk of rising interest rates. At December 31, 2002, we had four interest rate swap agreements which are our only derivatives. See note 5.

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, which requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     We use interest rate swap agreements to reduce the risk of rising interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of the interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements are recognized on the balance sheet at fair value. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income in connection with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                                       WRITE OFF
                                                                     UNCOLLECTIBLE
                                           BALANCE AT   CHARGED TO     ACCOUNTS,     BALANCE AT
                                           BEGINNING    COSTS AND       NET OF         END OF
YEAR ENDED                                 OF PERIOD     EXPENSES     RECOVERIES       PERIOD
----------                                 ----------   ----------   -------------   ----------
December 31, 2002........................     $778         $608          $454           $932
December 31, 2001........................      730          633           585            778
December 31, 2000........................      573          623           466            730

BARTER TRANSACTIONS

     Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is

                           SAGA COMMUNICATIONS, INC.

recorded when goods or services are received or used. Barter transactions are recorded at the estimated fair value of the goods or services received.

LONG LIVED ASSETS

     We evaluate the recoverability of long-lived assets, which include property and equipment, broadcast licenses, goodwill, other intangibles, deferred costs and investments, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" (see Note 2), as applicable.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over five to thirty-one and one-half years.

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
  Land and land improvements................................  $ 10,279   $  9,518
  Buildings.................................................    20,575     17,537
  Towers and antennae.......................................    20,855     18,370
  Equipment.................................................    59,650     55,811
  Furniture, fixtures and leasehold improvements............     6,988      6,608
  Vehicles..................................................     2,627      2,328
                                                              --------   --------
                                                               120,974    110,172
  Accumulated depreciation..................................   (60,813)   (55,003)
                                                              --------   --------
Net property and equipment..................................  $ 60,161   $ 55,169
                                                              ========   ========

INTANGIBLE ASSETS

     Under SFAS No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual (or more frequent if impairment indicators arise) impairment tests. We consider broadcast licenses to have indefinite lives. Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. Other intangibles are amortized over five to forty years. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 were effective upon adoption on January 1, 2002 (see Note 2).

DEFERRED COSTS

     The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2002, 2001 and 2000 we recognized interest expense related to the amortization of debt issuance costs of $303,000, $334,000 and $249,000, respectively.

                           SAGA COMMUNICATIONS, INC.

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

TREASURY STOCK

     In September 2002, we modified our Stock Buy-Back Program (the "Buy-Back Program") to allow us to purchase up to $10,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2002 we have repurchased 409,065 shares of our Class A common stock for approximately $4,832,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. During 2002, 2001 and 2000 we acquired 781 shares at an average price of $23.08 per share, 75,375 shares at an average price of $13.09 per share, and 225,599 shares at an average price of $11.41 per share, respectively. During 2002, we issued 124,764 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2001, we issued 98,316 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2000, we issued 33,736 shares of Treasury Stock in connection with our employee stock purchase plan and restricted stock issued to an employee.

REVENUE RECOGNITION

     Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions.

TIME BROKERAGE AGREEMENTS

     We have entered into Time Brokerage Agreements ("TBAs") in certain markets. In a typical TBA, the Federal Communications Commission ("FCC") licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA's under SFAS 13, "Accounting for Leases" and related interpretations. Revenue and expenses related to TBAs are included in the accompanying Consolidated Statements of Income.

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $6,663,000, $6,120,000 and $6,436,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                           SAGA COMMUNICATIONS, INC.

INCOME TAXES

     We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STOCK OPTION PLANS

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method. Accordingly, we have continued to elect to account for employee stock options under APB 25 and its related interpretations. The effect of adopting SFAS 148 had no material effect except for the quarterly disclosure provisions, which will be made beginning in our March 31, 2003 interim financial statements.

     SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 4.3%, 4.9% and 5.3%; a dividend yield of 0%; expected volatility of 32.7%, 30.9% and 28.6%; and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2002, 2001 and 2000 was approximately $9.05, $7.73 and $8.92, respectively.

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

                           SAGA COMMUNICATIONS, INC.

     For purposes of the pro forma disclosures required under SFAS 148, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                            2002          2001         2000
                                                         ----------    ----------    ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported................................   $13,955       $ 8,565       $8,650
  Add back: stock based compensation cost, net of
     tax...............................................        41            53           61
  Less: pro forma stock based compensation cost
     determined under fair value method, net of tax....    (1,566)       (1,272)        (909)
                                                          -------       -------       ------
Pro forma net income...................................   $12,430       $ 7,346       $7,802
                                                          =======       =======       ======
Pro forma earnings per share:
  Basic................................................   $   .60       $   .36       $  .38
                                                          =======       =======       ======
  Diluted..............................................   $   .59       $   .35       $  .37
                                                          =======       =======       ======

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2002          2001          2000
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders.........   $13,955       $ 8,565       $ 8,650
                                                         =======       =======       =======
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares...................................    20,631        20,473        20,543
  Effect of dilutive securities:
     Stock options....................................       578           415           447
                                                         -------       -------       -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares and
     assumed conversions..............................    21,209        20,888        20,990
                                                         =======       =======       =======
Basic earnings per share..............................   $   .68       $   .42       $   .42
                                                         =======       =======       =======
Diluted earnings per share............................   $   .66       $   .41       $   .41
                                                         =======       =======       =======

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections", which provides that gains and losses from extinguishment of debt can only be classified as extraordinary if they meet the criteria in APB Opinion 30. Since there have been no gains or losses recognized from the extinguishment of debt for the three years in the period ended December 31, 2002, there was no impact from the adoption of this standard.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas under

                           SAGA COMMUNICATIONS, INC.

Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a significant impact.

     In November 2002, the FASB issued Financial Accounting Series Interpretation No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides for an interpretation of Financial Accounting Standards Board Statements No. 5, 57, and 107 and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation will be effective on January 1, 2003 and will be applied prospectively to all guarantees issued or modified after December 31, 2002. We do not believe that the adoption of Interpretation No. 45 will materially impact our financial position, cash flows or results of operations. See Note 11 for a guarantee that we entered into on March 7, 2003.

     In January 2003, the FASB issued Financial Accounting Series Interpretation No. 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements.

2.  ADOPTION OF ACCOUNTING POLICIES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". The requirements of SFAS 141 are effective for any business combination after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. We have historically used the purchase method to account for all business combinations. Therefore, the adoption of SFAS 141 did not have a material impact on our financial position, cash flows or results of operations. The adoption of SFAS 142 resulted in the reclassification of various intangible assets.

     Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption.

                           SAGA COMMUNICATIONS, INC.

     We adopted SFAS 142 on January 1, 2002. Reported income and earnings per share adjusted to exclude broadcast license and goodwill amortization are as follows:

               ADJUSTED NET INCOME FOR ADOPTION OF STATEMENT 142

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2002         2001          2000
                                                         ----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income....................................   $13,955      $  8,565      $ 8,650
  Add back: amortization of goodwill, net of tax
     provision of $510 and $488........................        --           687          661
  Add back: amortization of broadcast licenses, net of
     tax provision of $980 and $747....................        --         1,328        1,015
                                                          -------      --------      -------
Adjusted net income....................................   $13,955      $ 10,580      $10,326
                                                          =======      ========      =======
Basic earnings per share:
Reported net income per share -- basic.................   $   .68      $    .42      $   .42
  Add back: amortization of goodwill, net of taxes.....        --           .03          .03
  Add back: amortization of broadcast licenses, net of
     taxes.............................................        --           .07          .05
                                                          -------      --------      -------
Adjusted net income per share -- basic.................   $   .68      $    .52      $   .50
                                                          =======      ========      =======
Diluted earnings per share:
Reported net income per share -- diluted...............   $   .66      $    .41      $   .41
  Add back: amortization of goodwill, net of taxes.....        --           .03          .03
  Add back: amortization of broadcast licenses, net of
     taxes.............................................        --           .07          .05
                                                          -------      --------      -------
Adjusted net income per share -- diluted...............   $   .66      $    .51      $   .49
                                                          =======      ========      =======

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

     During the fourth quarter of 2002, we completed the required annual impairment test prescribed by Statement 142 for goodwill and other intangible assets. The results of these tests indicate that there was no impairment for broadcast licenses and goodwill as of October 1, 2002.

     We have recorded amortizable intangible assets at December 31, 2002 as follows:

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                    (IN THOUSANDS)
Non-competition agreements.................................      $4,315          $4,090
Favorable lease agreements.................................       4,807           4,411
                                                                 ------          ------
Total amortizable intangible assets........................      $9,122          $8,501
                                                                 ======          ======

                           SAGA COMMUNICATIONS, INC.

     We have recorded amortizable intangible assets at December 31, 2001 as follows:

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                    (IN THOUSANDS)
Non-competition agreements.................................      $4,315          $3,750
Favorable lease agreements.................................       4,807           4,252
                                                                 ------          ------
Total amortizable intangible assets........................      $9,122          $8,002
                                                                 ======          ======

     Aggregate amortization expense for these amortizable intangible assets for the years ended December 31, 2002 and 2001, was $499,000 each year.

     Effective January 1, 2002 we adopted Statement No. 144 ("Statement 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.

3.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) is comprised solely of the changes in the fair value of derivatives at December 31, 2002 and 2001.

                                                                DERIVATIVE
                                                                FINANCIAL
                                                               INSTRUMENTS
                                                                  GAINS
                                                                 (LOSSES)
                                                              --------------
                                                              (IN THOUSANDS)
Balance at January 1, 2001..................................      $  --
Change in fair value of derivatives, net of $170 taxes......       (340)
                                                                  -----
Balance at December 31, 2001................................       (340)
Change in fair value of derivatives, net of $80 taxes.......       (124)
                                                                  -----
Balance at December 31, 2002................................      $(464)
                                                                  =====

4.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Agreement:
  Senior secured term loan facility.........................  $105,000   $105,000
Subordinated promissory note. Payments are due monthly,
  including interest at 10%. The note matures in 2004.......       148        241
Other, primarily covenants not to compete...................        80        260
                                                              --------   --------
                                                               105,228    105,501
Amounts due within one year.................................    13,308        275
                                                              --------   --------
                                                              $ 91,920   $105,226
                                                              ========   ========

                           SAGA COMMUNICATIONS, INC.

     Future maturities of long-term debt are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------                     (IN THOUSANDS)
       2003.................................................      $ 13,308
       2004.................................................        13,170
       2005.................................................        15,750
       2006.................................................        18,375
       2007.................................................        21,000
     Thereafter.............................................        23,625
                                                                  --------
                                                                  $105,228
                                                                  ========

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

     The Acquisition Facility may be used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility will convert to a five and a half year term loan. We are in the process of negotiating an amendment to the current Credit Agreement or entering into a new credit facility, which we anticipate will be completed during the second quarter of 2003. The outstanding amount of the Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on June 30, 2003. Any outstanding amount under the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on June 30, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

     Interest rates under the Facilities are payable, at our option, at alternatives equal to LIBOR (1.40% at December 31, 2002) plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. All interest is due quarterly. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2002) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness;
(ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The Credit Agreement prohibits the payment of dividends without the banks' prior consent.

                           SAGA COMMUNICATIONS, INC.

5.  DERIVATIVES

     We use interest rate swap agreements to reduce our risk of rising interest rates. As previously indicated in Note 1, we adopted Statement 133 effective January 1, 2001. The cumulative effect of adopting Statement 133 was immaterial to our consolidated financial statements at January 1, 2001.

     In July 2001, we entered into two interest rate swap agreements with a total notional amount of $26,250,000 with an effective date of September 2001. In accordance with the terms of the swap agreements, we pay 4.11% calculated on a $26,250,000 notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on a notional amount of $26,250,000. These agreements expire in March 2003.

     In September 2001, we entered into two interest rate swap agreements with a total notional amount of $13,750,000. In accordance with the terms of the swap agreements, we pay 3.67% calculated on a $13,750,000 notional amount. We receive LIBOR (1.40% at December 31, 2002) calculated on a notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increases to $40,000,000 with all other terms remaining the same. These agreements expire in September 2003.

     The swap agreements are used to convert the variable interest rate of a portion of bank borrowings to a fixed interest rate. Net receipts or payments under the agreements are recognized as an adjustment to interest expense.

     All of our current interest rate swap agreements are assessed as effective. Therefore, changes in their fair value have been recognized in other comprehensive income.

     We have recorded a liability of approximately $714,000 and $510,000 within "Other Accrued Expenses" in the accompanying consolidated balance sheets, to record the fair value of the swap agreements at December 31, 2002 and 2001, respectively.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

     For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2002        2001        2000
                                                       ------      ------      ------
                                                               (IN THOUSANDS)
Cash paid during the period for:
  Interest...........................................  $5,167      $7,275      $6,654
  Income taxes.......................................   3,295       5,342       6,004
Non-cash transactions:
  Barter revenue.....................................  $3,013      $3,037      $2,308
  Barter expense.....................................   2,964       2,749       2,227
  Acquisition of property and equipment..............      69          69          62

                           SAGA COMMUNICATIONS, INC.

     In conjunction with the acquisition of the net assets of broadcasting companies, liabilities were assumed as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets acquired........................  $ 27,001   $ 20,063   $ 25,496
Cash paid............................................   (24,144)   (18,358)   (25,145)
Issuance of restricted stock.........................    (2,245)      (990)        --
                                                       --------   --------   --------
Liabilities assumed..................................  $    612   $    715   $    351
                                                       ========   ========   ========

7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Property and equipment....................................  $ 7,633   $6,162
  Intangible assets.........................................    7,635    4,997
                                                              -------   ------
Total deferred tax liabilities..............................   15,268   11,159
Deferred tax assets:
  Allowance for doubtful accounts...........................      350      265
  Compensation..............................................      837      765
  Fair value of derivatives.................................      250      170
  Loss carry forwards.......................................    1,228    1,384
                                                              -------   ------
                                                                2,665    2,584
Less: valuation allowance...................................      759      927
                                                              -------   ------
Total net deferred tax assets...............................    1,906    1,657
                                                              -------   ------
Net deferred tax liabilities................................  $13,362   $9,502
                                                              =======   ======

     At December 31, 2002, we have a federal tax loss carry forward of approximately $264,000, which expires in 2016, state tax loss carry forwards of approximately $6,043,000, which will expire from 2003 to 2016 and a capital loss carry forward of approximately $2,232,000, which will expire in 2005. During 2002, we utilized $494,000 of the capital loss carry forward; accordingly, the valuation allowance decreased by $168,000. The valuation allowance for net deferred tax assets relates to a capital loss incurred during 2000. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                           SAGA COMMUNICATIONS, INC.

     The significant components of the provision for income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Current:
  Federal..................................................  $4,220   $2,751   $4,664
  State....................................................   1,286    1,107    1,186
                                                             ------   ------   ------
Total current..............................................   5,506    3,858    5,850
Total deferred.............................................   3,770    2,342    1,742
                                                             ------   ------   ------
                                                             $9,276   $6,200   $7,592
                                                             ======   ======   ======

     In addition we realized tax benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax benefits were credited to additional paid-in capital in the amounts of approximately $438,000, $212,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Tax at U.S. statutory rates................................  $7,898   $5,020   $5,522
State taxes, net of federal benefit........................   1,462      934    1,329
Amortization of goodwill...................................      --      201      200
Other, net.................................................      84       45       77
Increase (reduction) of valuation allowance on loss carry
  forwards.................................................    (168)      --      464
                                                             ------   ------   ------
                                                             $9,276   $6,200   $7,592
                                                             ======   ======   ======

8.  STOCK OPTION PLANS

     In 1992, we adopted the 1992 Stock Option Plan (the "Plan") pursuant to which our key employees, including directors who are employees, are eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. The Plan terminated on December 10, 2002. Options granted under the Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Incentive stock options granted under the Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of our stock, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of our stock). The terms and price of non-qualified stock options granted pursuant to the Plan shall be determined by the Compensation Committee.

     On February 26, 2003 our board of directors approved a new Plan, which is subject to stock-holder approval at our annual meeting on May 12, 2003.

     In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which our directors who are not our employees are eligible to receive options. Under the terms

                           SAGA COMMUNICATIONS, INC.

of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2002, approximately 176,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2003 a total of 2,997 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 2002.

     We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2002, 2001 and 2000, was $6,000, $24,000 and $52,000, respectively. Total
Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2002, 2001 and 2000, was $63,000, $67,000 and $55,000, respectively.

     The following summarizes the Plan stock option transactions for the three years ended December 31, 2002:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                NUMBER OF      EXERCISE PRICE       PRICE PER
                                                 OPTIONS          PER SHARE           SHARE
                                                ---------   ---------------------   ---------
Options outstanding at January 1, 2000........  1,429,306   $ 1.39    To   $12.72    $ 9.10
Granted.......................................    232,194    16.00    To    16.80     16.63
Exercised.....................................         --                                --
Forfeited.....................................     (2,101)                  16.80     16.80
                                                ---------   ---------------------   ---------
Options outstanding at December 31, 2000......  1,659,399   $ 1.39    To   $16.80    $10.14
Granted.......................................    270,606                   14.24     14.24
Exercised.....................................    (83,093)    1.39    To    12.72      4.82
Forfeited.....................................     (6,621)   10.56    To    16.80     13.05
                                                ---------   ---------------------   ---------
Options outstanding at December 31, 2001......  1,840,291   $ 1.39    To   $16.80    $10.98
Granted.......................................    159,593                   20.80     20.80
Exercised.....................................   (172,885)    1.39    To    16.80      4.54
Forfeited.....................................     (2,125)                  14.24     14.24
                                                ---------   ---------------------   ---------
Options outstanding at December 31, 2002......  1,824,874   $ 1.39    To   $20.80    $12.44
                                                =========   =====================   =========

                           SAGA COMMUNICATIONS, INC.

     The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2002:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                  NUMBER OF     EXERCISE PRICE      PRICE PER
                                                   OPTIONS         PER SHARE          SHARE
                                                  ---------   -------------------   ---------
Options outstanding at January 1, 2000..........    6,868     $.005    To   $.006     $.006
Granted.........................................    3,810                    .008      .008
Exercised.......................................       --                                --
Forfeited.......................................       --                                --
                                                   ------     -------------------   ---------
Options outstanding at December 31, 2000........   10,678     $.005    To   $.008     $.007
Granted.........................................    4,641                    .008      .008
Exercised.......................................       --                                --
Forfeited.......................................       --                                --
                                                   ------     -------------------   ---------
Options outstanding at December 31, 2001........   15,319     $.005    To   $.008     $.007
Granted.........................................    4,046                    .008      .008
Exercised.......................................   (5,128)     .005    To    .008      .007
Forfeited.......................................       --                                --
                                                   ------     -------------------   ---------
Options outstanding at December 31, 2002........   14,237     $.005    To   $.008     $.007
                                                   ======     ===================   =========

     The following summarizes stock options exercisable and available for the three years ended December 31, 2002:

                                                                          THE DIRECTORS
                                                              THE PLAN        PLAN
                                                              ---------   -------------
Options exercisable at December 31:
  2002......................................................  1,068,140       14,237
  2001......................................................    915,984       15,319
  2000......................................................    721,144       10,678
Available for grant at December 31:
  2002......................................................         --      175,941
  2001......................................................    646,493      179,994
  2000......................................................    910,479      184,635

                           SAGA COMMUNICATIONS, INC.

     Stock options outstanding in the Plan at December 31, 2002 are summarized as follows:

                                                                           WEIGHTED AVERAGE
EXERCISE                                         OPTIONS       OPTIONS        REMAINING
PRICE                                          OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE
--------                                       -----------   -----------   ----------------
$ 1.39.......................................      21,868        21,868          2.2
$ 2.72.......................................      60,177        60,177          2.1
$ 4.00.......................................      25,702        25,702          1.2
$ 5.83.......................................      13,668        13,668          3.2
$ 7.42.......................................      27,339        27,339          4.3
$10.56.......................................     811,956       649,208          5.2
$12.72.......................................     224,255       134,553          6.2
$14.24.......................................     258,892        47,733          8.2
$16.00.......................................      31,511        12,604          7.2
$16.80.......................................     189,921        75,288          7.2
$20.80.......................................     159,585             0          9.2
                                               ----------    ----------          ---
                                                1,824,874     1,068,140          6.1
                                               ==========    ==========          ===
Weighted Average Exercise Price..............  $    12.44    $    10.57
                                               ==========    ==========

     Stock options outstanding in the Directors Plan at December 31, 2002 are summarized as follows:

                                                                             WEIGHTED AVERAGE
EXERCISE                                           OPTIONS       OPTIONS        REMAINING
PRICE                                            OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE
--------                                         -----------   -----------   ----------------
$0.005.........................................      2,662         2,662           5.1
$0.006.........................................      2,620         2,620           6.1
$0.008.........................................      8,955         8,955           8.1
                                                   -------       -------           ---
                                                    14,237        14,237           7.2
                                                   =======       =======           ===
Weighted Average Exercise Price................    $ 0.007       $ 0.007
                                                   =======       =======

9.  EMPLOYEE BENEFIT PLANS

401(K) PLAN

     We have a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $321,000, $303,000 and $288,000 in 2002, 2001 and 2000,
respectively, of which approximately $222,000, $200,000 and $180,000 represents our discretionary contributions in 2002, 2001 and 2000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     In 1999 our stockholders approved the Employee Stock Purchase Plan ("ESPP") under which 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 15,870, 18,476 and 21,011

                           SAGA COMMUNICATIONS, INC.

shares issued under the ESPP in 2002, 2001 and 2000, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2002, 2001 and 2000 was approximately $47,000, $43,000 and $45,000, respectively.

DEFERRED COMPENSATION PLAN

     In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $268,000, $291,000 and $300,000, respectively. We have invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

10.  ACQUISITIONS AND DISPOSITIONS

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

PENDING ACQUISITIONS, SHARED SERVICES AGREEMENTS AND DIVESTITURES

     On November 13, 2002 we entered into an agreement to acquire an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction, which is subject to the approval of the FCC, is expected to close during the first half of 2003. We began operating this station under the terms of a TBA on January 1, 2003. We are also contemplating an agreement whereby we would forgo the exchange of WVKO-AM and would pay the seller an additional $1,000,000 for WODB-FM.

     On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station is owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest. The purchase price was determined on an arm's length basis. The transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2003. We began operating this station under the terms of a TBA on February 1, 2003.

     On February 3, 2003 we entered into an agreement to sell an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. The transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2003.

     On March 11, 2003 we acquired an AM radio station (WWIT-AM) serving the Asheville, North Carolina market for approximately $311,000. Since we closed on this transaction after obtaining the initial grant for the license from the FCC, the grant is still subject to the FCC issuing its final order.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey will incur in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including

                           SAGA COMMUNICATIONS, INC.

a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. It is contemplated that such agreements will be executed on or before September 1, 2003. Under the FCC's ownership rules, we are prohibited from owning this station. Surtsey is a company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO. See Note 11.

2002 ACQUISITIONS AND TIME BROKERAGE AGREEMENTS

     On November 1, 2002, we acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000, including approximately $2,245,000 of our Class A common stock.

     On November 1, 2002, we entered into a time brokerage agreement and a sub-time brokerage agreement for WISE-AM and WOXL-FM, respectively, serving the Asheville, North Carolina market.

     On November 1, 2002, we acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.

     On July 1, 2002, we acquired an FM and AM radio station (WOQL-FM and WZBK-AM) serving the Keene, New Hampshire market, for approximately $2,740,000.

     On May 1, 2002, we acquired two FM and two AM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000.

2001 ACQUISITIONS

     On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000. This transaction has been accounted for in accordance with Statement 141 as summarized in Note 2.

     On April 1, 2001, we acquired an AM and FM radio station (WHAI-FM and WHMQ-AM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

     On February 1, 2001, we acquired an FM radio station (WVVR-FM) serving the Clarksville, Tennessee/Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of our Class A Common Stock. The radio station was owned by a company in which a member of our Board of Directors had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

     On February 1, 2001, we acquired two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee / Hopkinsville, Kentucky market for approximately for $6,700,000.

2000 ACQUISITIONS

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

                           SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET OF 2002 ACQUISITIONS

     The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2002 and 2001 acquisitions at their respective acquisition dates. In connection with the 2002 acquisitions we issued restricted stock of approximately $2,245,000.

                           SAGA COMMUNICATIONS, INC.
      CONDENSED CONSOLIDATED BALANCE SHEETS OF 2002 AND 2001 ACQUISITIONS

                                                               ACQUISITIONS IN
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
ASSETS ACQUIRED:
Current assets..............................................  $   902   $   684
Property and equipment......................................    4,113     4,737
Other assets:
  Broadcast licenses -- Radio segment.......................   15,864    14,941
  Goodwill -- Radio segment.................................    6,123       113
  Other intangibles, deferred costs and investments.........       --       227
                                                              -------   -------
Total other assets..........................................   21,987    15,281
                                                              -------   -------
Total assets acquired.......................................   27,001    20,702
                                                              -------   -------
LIABILITIES ASSUMED:
Current liabilities.........................................      612       471
Deferred income taxes.......................................       --       245
                                                              -------   -------
Total liabilities assumed...................................      612       716
                                                              -------   -------
Net assets acquired.........................................  $26,389   $19,986
                                                              =======   =======

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS (UNAUDITED)

     The following unaudited pro forma results of our operations for the years ended December 31, 2002 and 2001 assume the acquisitions occurred as of January 1, 2001. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets based on amortization rules in place at time of acquisition, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                           SAGA COMMUNICATIONS, INC.

          PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS (UNAUDITED)

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
CONSOLIDATED RESULTS OF OPERATIONS:
  Net operating revenue.....................................  $118,697    $110,301
  Station operating expense.................................    76,236      71,307
  Depreciation..............................................     6,229       6,171
  Amortization..............................................       499       4,391
  Corporate general and administrative......................     6,218       5,421
                                                              --------    --------
  Operating profit..........................................    29,515      23,011
  Interest expense..........................................     5,679       7,091
  Other.....................................................       159         (17)
  Income taxes..............................................     9,466       6,699
                                                              --------    --------
  Net income................................................  $ 14,211    $  9,238
                                                              ========    ========
  Basic earnings per share..................................  $    .69    $    .45
                                                              ========    ========
  Diluted earnings per share................................  $    .67    $    .44
                                                              ========    ========

RADIO BROADCASTING SEGMENT
  Net operating revenue.....................................  $106,287   $ 99,439
  Station operating expense.................................    67,020     62,984
  Depreciation..............................................     4,596      4,369
  Amortization..............................................       475      3,624
  Corporate general and administrative......................        --         --
                                                              --------   --------
  Operating profit..........................................  $ 34,196   $ 28,462
                                                              ========   ========

TELEVISION BROADCASTING SEGMENT
  Net operating revenue.....................................  $ 12,410   $ 10,862
  Station operating expense.................................     9,216      8,323
  Depreciation..............................................     1,432      1,630
  Amortization..............................................        24        391
  Corporate general and administrative......................        --         --
                                                              --------   --------
  Operating profit..........................................  $  1,738   $    518
                                                              ========   ========

                           SAGA COMMUNICATIONS, INC.

11.  RELATED PARTY TRANSACTIONS

ACQUISITION OF STATIONS FROM AFFILIATES OF DIRECTORS

     On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station is owned by a company in which Robert Maccini, a member of our Board of Directors, has a 26% beneficial ownership interest. The purchase price was determined on an arm's length basis. The transaction, which is subject to FCC approval, is expected to close during the second quarter 2003. We began operating this station under the terms of a TBA on February 1, 2003.

     On February 1, 2001, we acquired an FM radio station (WVVR-FM) serving the Clarksville, Tennessee/Hopkinsville, Kentucky market for approximately $7,000,000, including approximately $1,000,000 of our Class A Common Stock. The radio station was owned by a company in which Donald Alt, a member of our Board of Directors, had a 35% beneficial ownership interest. The purchase price was determined on an arm's length basis. We also obtained an opinion from an independent appraiser that the purchase price was fair from a financial point of view.

COMMISSIONS PAID TO AFFILIATES OF DIRECTORS

     On May 1, 2002, in connection with our acquisition of two AM and two FM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000 we paid a company that is affiliated with Robert Maccini, a member of our board of directors, a brokerage commission of $200,000.

     On November 1, 2002, in connection with our acquisition of an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000, a company controlled by Gary Stevens, a member of our board of directors received a brokerage commission of approximately $70,000 from the seller.

PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

     In March 2002, we entered into an employment agreement with Edward K. Christian, our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement is $450,000 per year effective April 1, 2002, increasing to $500,000 per year effective January 1, 2003. The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. The agreement also provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2002 his average annual compensation, as defined by the employment agreement, was approximately $828,000.

NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

     The loan from us to Edward K. Christian bore interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, we forgave 20% of the note balance ratably over five years, and paid him an amount in cash equal to such amount as was necessary to enable the principal stockholder to pay all related federal and state income tax liabilities. This agreement expired March 31,

                           SAGA COMMUNICATIONS, INC.

2002. We recorded compensation expense of approximately $74,000, $287,000 and $331,000 in 2002, 2001 and 2000, respectively, relative to the agreement.

LOAN TO PRINCIPAL STOCKHOLDER AND TRANSACTIONS WITH AFFILIATE

     In May 1999 we lent $125,000 to Edward K. Christian. The loan bore interest at 7% per annum. Principal and interest on the loan was repaid in two equal installments on May 5, 2000 and 2001. Mr. Christian loaned the proceeds of his loan to Surtsey, to finance the purchase of the assets of television station KVCT, Victoria, Texas. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We operate KVCT under the terms of a TBA with Surtsey. Under the 16 year TBA, we paid Surtsey two lump sum payments of approximately $118,000 and $122,000 in 2001 and 2000, respectively. Additionally, we pay fees under the TBA of $2,000 per month. During 2002 we prepaid $50,000 for future payments due under the TBA. In January 2003 we prepaid $25,000 for future payments due under the TBA. These amounts were repaid in full in March, 2003.

OTHER RELATED PARTY TRANSACTIONS

     A number of our radio and television stations have utilized the graphic design services of Surtsey, a multi-media company owned by Mr. Christian's daughter. For the years ended December 31, 2002 and 2001 the total fees paid to Surtsey for such services was approximately $45,000 and $112,000, respectively which was primarily comprised of on-air graphics for news broadcasts for some of our television stations. Surtsey leases office space in a building owned by us, and paid us rent of approximately $33,000 during each of the years ended December 31, 2002 and 2001.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. It is contemplated that such agreements will be executed on or before September 1, 2003.

12.  COMMON STOCK

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

                           SAGA COMMUNICATIONS, INC.

     In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect two of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2002. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

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

13.  COMMITMENTS AND CONTINGENCIES

LEASES

     We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2002 was $1,476,000 ($1,462,000 and $1,356,000 for the years ended December 31, 2001 and
2000, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2002 (in thousands):

2003........................................................  $1,406
2004........................................................     991
2005........................................................     731
2006........................................................     598
2007........................................................     457
Thereafter..................................................   2,305
                                                              ------
                                                              $6,488
                                                              ======

                           SAGA COMMUNICATIONS, INC.

BROADCAST PROGRAM RIGHTS

     We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2002 (in thousands):

2003........................................................  $298
2004........................................................   196
2005........................................................    99
2006........................................................    11
2007........................................................    --
Thereafter..................................................    --
                                                              ----
                                                              $604
                                                              ====
Amounts due within one year (included in accounts
  payable)..................................................   298
                                                              ----
                                                              $306
                                                              ====

ACQUISITIONS

     On November 13, 2002 we entered into an agreement to acquire an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $9,000,000 and the exchange of one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. The transaction, which is subject to FCC approval, is expected to close during the first or second quarter 2003. We began operating this station under the terms of a TBA on January 1, 2003. We are also contemplating an agreement whereby we would forgo the exchange of WVKO-AM and would pay the seller an additional $1,000,000 for WODB-FM.

     On December 31, 2002 we entered into an agreement to acquire an AM radio station (WWIT-AM) serving the Asheville, North Carolina market for approximately $311,000. We acquired this station on March 11, 2003. We closed on this transaction after obtaining the initial grant for the license from the FCC. The grant is still subject to the FCC issuing its final order.

14.  SEGMENT INFORMATION

     We evaluate the operating performance of our stations individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

     The Radio segment includes all seventy of our radio stations and three radio information networks. The Television segment consists of four television stations and three low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

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

                           SAGA COMMUNICATIONS, INC.

requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

                                                                     CORPORATE
                                              RADIO     TELEVISION   AND OTHER   CONSOLIDATED
                                             --------   ----------   ---------   ------------
YEAR ENDED DECEMBER 31, 2002:
Net operating revenue......................  $102,372    $12,410      $    --      $114,782
Station operating expense..................    64,134      9,216           --        73,350
                                             --------    -------      -------      --------
Station operating income...................    38,238      3,194           --        41,432
Corporate general and administrative.......        --         --        6,022         6,022
Depreciation...............................     4,401      1,432          201         6,034
Amortization...............................       475         24           --           499
                                             --------    -------      -------      --------
Operating profit (loss)....................  $ 33,362    $ 1,738      $(6,223)     $ 28,877
                                             ========    =======      =======      ========
Total assets at December 31, 2002..........  $188,940    $26,167      $11,215      $226,322
                                             ========    =======      =======      ========
Capital additions..........................  $  6,114    $ 1,331      $   114      $  7,559
                                             ========    =======      =======      ========
YEAR ENDED DECEMBER 31, 2001:
Net operating revenue......................  $ 93,094    $10,862      $    --      $103,956
Station operating expense..................    58,317      8,323           --        66,640
                                             --------    -------      -------      --------
Station operating income...................    34,777      2,539           --        37,316
Corporate general and administrative.......        --         --        5,421         5,421
Depreciation...............................     3,961      1,630          172         5,763
Amortization...............................     3,580        391          376         4,347
                                             --------    -------      -------      --------
Operating profit (loss)....................  $ 27,236    $   518      $(5,969)     $ 21,785
                                             ========    =======      =======      ========
Total assets at December 31, 2001..........  $159,694    $26,234      $16,793      $202,721
                                             ========    =======      =======      ========
Capital additions..........................  $  6,521    $ 1,476      $   482      $  8,479
                                             ========    =======      =======      ========
YEAR ENDED DECEMBER 31, 2000:
Net operating revenue......................  $ 89,127    $12,619      $    --      $101,746
Station operating expense..................    53,886      8,601           --        62,487
                                             --------    -------      -------      --------
Station operating income...................    35,241      4,018           --        39,259
Corporate general and administrative.......        --         --        5,101         5,101
Depreciation...............................     3,665      1,572          106         5,343
Amortization...............................     3,015        391          270         3,676
                                             --------    -------      -------      --------
Operating profit (loss)....................  $ 28,561    $ 2,055      $(5,477)     $ 25,139
                                             ========    =======      =======      ========
Total assets at December 31, 2000..........  $140,080    $26,716      $12,628      $179,424
                                             ========    =======      =======      ========
Capital additions..........................  $  3,506    $ 1,403      $   492      $  5,401
                                             ========    =======      =======      ========

                           SAGA COMMUNICATIONS, INC.

15.  SUBSEQUENT EVENTS

     On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station is owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest. The purchase price was determined on an arm's length basis. The transaction, which is subject to the FCC's approval is expected to close during the second quarter 2003. We began operating this station under the terms of a TBA on February 1, 2003.

     On February 3, 2003 we entered into an agreement to sell an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. The transaction, which is subject to the FCC's approval, is expected to close during the second quarter 2003.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including but not limited to a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. It is contemplated that such agreements shall be executed on or before September 1, 2003. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. It is contemplated that such agreements will be executed on or before September 1, 2003. Surtsey is a company owned by Edward K. Christian's daughter. See Note 11.

     On March 11, 2003 we acquired an AM radio station (WWIT-AM) serving the Asheville, North Carolina market for approximately $311,000. We closed on this transaction after obtaining the initial grant for the license from the FCC. The grant is still subject to the FCC issuing its final order.

                           SAGA COMMUNICATIONS, INC.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                              MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                          -----------------   -----------------   -----------------   -----------------
                           2002      2001      2002      2001      2002      2001      2002      2001
                          -------   -------   -------   -------   -------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue...  $23,928   $22,793   $29,763   $28,014   $29,783   $26,251   $31,308   $26,898
Station operating
  expense:
  Programming and
     technical..........    6,401     6,060     6,363     6,075     6,753     6,230     7,215     6,094
  Selling...............    5,872     5,902     8,008     7,361     6,620     6,037     7,946     7,124
  Station general and
     administrative.....    4,360     3,976     4,493     3,743     4,495     4,021     4,824     4,017
                          -------   -------   -------   -------   -------   -------   -------   -------
     Total station
       operating
       expense..........   16,633    15,938    18,864    17,179    17,868    16,288    19,985    17,235
                          -------   -------   -------   -------   -------   -------   -------   -------
Station operating income
  before corporate
  general and
  administrative,
  depreciation and
  amortization..........    7,295     6,855    10,899    10,835    11,915     9,963    11,323     9,663
  Corporate general and
     administrative.....    1,292     1,356     1,542     1,539     1,511     1,191     1,677     1,335
  Depreciation..........    1,441     1,383     1,534     1,422     1,523     1,450     1,536     1,508
  Amortization(1).......      125       993       125     1,064       125     1,156       124     1,134
                          -------   -------   -------   -------   -------   -------   -------   -------
Operating profit........    4,437     3,123     7,698     6,810     8,756     6,166     7,986     5,686
Other expenses:
  Interest expense......    1,341     1,803     1,367     1,942     1,344     1,896     1,435     1,396
  Other.................       (7)      358        10       (48)     (150)     (315)      306       (12)
                          -------   -------   -------   -------   -------   -------   -------   -------
Income before income
  tax...................    3,103       962     6,321     4,916     7,562     4,585     6,245     4,302
  Income tax
     provision..........    1,303       428     2,656     2,066     3,176     1,870     2,141     1,836
                          -------   -------   -------   -------   -------   -------   -------   -------
Net income..............  $ 1,800   $   534   $ 3,665   $ 2,850   $ 4,386   $ 2,715   $ 4,104   $ 2,466
                          =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per
  share.................  $   .09   $   .03   $   .18   $   .14   $   .21   $   .13   $   .20   $   .12
                          =======   =======   =======   =======   =======   =======   =======   =======
Weighted average common
  shares................   20,516    20,443    20,585    20,483    20,667    20,475    20,753    20,488
                          =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per
  share.................  $   .09   $   .03   $   .17   $   .14   $   .21   $   .13   $   .19   $   .12
                          =======   =======   =======   =======   =======   =======   =======   =======
Weighted average common
  and common equivalent
  shares................   21,044    20,819    21,250    20,885    21,016    20,910    21,270    20,941
                          =======   =======   =======   =======   =======   =======   =======   =======

---------------

(1) Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in our goodwill and broadcast licenses no longer being amortized.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

                                          SAGA COMMUNICATIONS, INC.

                                          By:    /s/ EDWARD K. CHRISTIAN
                                            ------------------------------------
                                                    Edward K. Christian
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2003.

                 SIGNATURES
                 ----------




           /s/ EDWARD K. CHRISTIAN                 President, Chief Executive Officer, and
---------------------------------------------               Chairman of the Board
             Edward K. Christian




             /s/ SAMUEL D. BUSH                  Vice President, Chief Financial Officer and
---------------------------------------------                     Treasurer
               Samuel D. Bush




          /s/ CATHERINE A. BOBINSKI               Vice President, Corporate Controller and
---------------------------------------------             Chief Accounting Officer
            Catherine A. Bobinski




            /s/ KRISTIN M. ALLEN                                  Director
---------------------------------------------
              Kristin M. Allen




              /s/ DONALD J. ALT                                   Director
---------------------------------------------
                Donald J. Alt




             /s/ BRIAN W. BRADY                                   Director
---------------------------------------------
               Brian W. Brady




           /s/ JONATHAN FIRESTONE                                 Director
---------------------------------------------
             Jonathan Firestone




            /s/ ROBERT J. MACCINI                                 Director
---------------------------------------------
              Robert J. Maccini




              /s/ GARY STEVENS                                    Director
---------------------------------------------
                Gary Stevens

                                 CERTIFICATIONS

     I, Edward K. Christian, Chief Executive Officer of Saga Communications, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Saga Communications, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                                /s/ EDWARD K. CHRISTIAN
                                          --------------------------------------
                                                 Chief Executive Officer

                                 CERTIFICATIONS

     I, Samuel D. Bush, Chief Financial Officer of Saga Communications, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Saga Communications, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

                                                  /s/ SAMUEL D. BUSH
                                          --------------------------------------
                                                 Chief Financial Officer