Form 10-Q
period 2003-03-31
SAGA COMMUNICATIONS INC
filed 2003-05-15
CIK 886136

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2003

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    X      No
                                                  ---         ---

The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 2003 was 18,449,196 and 2,360,370, respectively.

                                     INDEX

                                                                    PAGE
                                                                   ------

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Condensed consolidated balance sheets--
                March 31, 2003 and December 31, 2002 ...............  3

                Condensed consolidated statements of income--
                Three months ended March 31, 2003 and 2002 .........  5

                Condensed consolidated statements of cash flows--
                Three months ended March 31, 2003 and 2002 .........  6

                Notes to unaudited condensed consolidated
                financial statements ...............................  7


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...... 17

Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk......................................... 26

Item 4.         Controls and Procedures............................. 27

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K ................... 28

Signatures ......................................................... 29

Certifications...................................................... 30


                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements


                           Saga Communications, Inc.
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                    MARCH 31,                   DECEMBER 31,
                                                      2003                          2002
                                                  -----------                   ------------
                                                  (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                     $ 10,318                      $   5,874
     Accounts receivable, net                        18,134                         21,355
     Prepaid expenses                                 1,794                          2,102
     Other current assets                             2,392                          2,117
                                                   --------                       --------
Total current assets                                 32,638                         31,448

Property and equipment                              123,371                        120,974
     Less accumulated depreciation                  (62,452)                       (60,813)
                                                   --------                       --------
Net property and equipment                           60,919                         60,161

Other assets:
     Broadcast licenses, net                        111,734                        102,699
     Goodwill, net                                   27,786                         26,892
     Other intangibles, deferred
      costs and investments, net
                                                      5,390                          5,122
                                                   --------                       --------
Total other assets                                  144,910                        134,713
                                                   --------                       --------
                                                   $238,467                       $226,322
                                                   ========                       ========




See notes to unaudited condensed consolidated financial statements.

                           Saga Communications, Inc.
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                        MARCH 31,            DECEMBER 31,
                                                          2003                   2002
                                                       -----------------------------------
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                  $  2,139                  $   1,265
     Other current liabilities                           11,369                     11,358
     Current portion of long-term debt                   17,840                     13,308
                                                       -----------------------------------
Total current liabilities                                31,348                     25,931

Deferred income taxes                                    14,583                     14,064
Long-term debt                                           96,283                     91,920
Other                                                     1,323                      1,348

STOCKHOLDERS' EQUITY:
     Common stock                                           209                        209
     Additional paid-in capital                          45,676                     45,649
     Retained earnings                                   50,042                     48,393
     Accumulated other comprehensive loss                  (329)                      (464)
     Treasury stock                                        (668)                      (728)
                                                       -----------------------------------
Total stockholders' equity                               94,930                     93,059
                                                       -----------------------------------
                                                       $238,467                   $226,322
                                                       ===================================


Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

                           Saga Communications, Inc.
                  Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                   Unaudited


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2003          2002
                                                     --------------------
Net operating revenue                                $26,141      $23,928
Operating expenses:
     Programming and technical                         7,174        6,401
     Selling                                           6,452        5,872
     Station general and administrative                5,187        4,360
     Corporate general and administrative              1,245        1,292
     Depreciation                                      1,719        1,441
     Amortization                                         90          125
                                                     --------------------
Operating profit                                       4,274        4,437
Other (income) expenses:
     Interest expense                                  1,535        1,341
     Other                                                (8)          (7)
                                                     --------------------
Income before income tax                               2,747        3,103
Income tax provision                                   1,098        1,303
                                                     --------------------
Net income                                             1,649      $ 1,800
                                                     ====================
Earnings per share (basic and diluted)                  $.08         $.09
                                                     ====================
Weighted average common shares                        20,805       20,516
                                                     ====================
Weighted average common and common
 equivalent shares                                    21,264       21,044
                                                     ====================








See notes to unaudited condensed consolidated financial statements.

                           Saga Communications, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   Unaudited

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 2003                     2002
                                                               --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash provided by operating activities                    $  7,625                  $  6,546

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                      (2,521)                   (2,243)
     Proceeds from sale of assets                                   21                        20
     Increase in intangibles and other assets                     (207)                     (335)
     Acquisition of stations                                    (8,870)                        -
                                                               -------                   -------
Net cash used in investing activities                          (11,577)                   (2,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                8,500                         -
     Payments on long-term debt                                   (104)                     (102)
     Net proceeds from exercise of stock options                     -                       507
                                                               -------                   -------
Net cash provided by financing activities                        8,396                       405

Net increase in cash and cash equivalents                        4,444                     4,393
Cash and cash equivalents, beginning of period                   5,874                    11,843
                                                               -------                   -------
Cash and cash equivalents, end of period                       $10,318                   $16,236
                                                               =======                   =======





See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2002.

RECLASSIFICATION

Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For purposes of the required pro forma disclosures required for stock-based compensation, the estimated fair value of the options is amortized to expense over the options' vesting period. Proforma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation is as follows:

                                                               Three Months
                                                                  Ended
                                                                 March 31,
                                                          ---------------------
                                                            2003         2002
                                                          ---------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net income, as reported                              $  1,649     $  1,800
     Add back: stock based compensation
      cost, net of tax                                          13           13
     Less:  pro forma stock based
         compensation cost determined under
         fair value method, net of tax                        (372)        (339)
                                                          ---------------------
     Pro forma net income                                 $  1,290       $1,474
                                                          =====================
     Pro forma earnings per share:
         Basic                                              $  .06       $  .07
                                                          =====================
         Diluted                                            $  .06       $  .07
                                                          =====================

The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.3%; a dividend yield of 0%; expected volatility of 32.7%; and a weighted average expected life of the options of 7 years.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

2.  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long lived asset. The adoption of SFAS 143 did not materially impact our financial position or results of operations.

On January 1, 2003 we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The adoption of SFAS 146 did not materially impact our financial position or results of operations.

On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board "FASB" Interpretation ("FIN") No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements for the provisions impacting variable interest entities created prior to February 1, 2002.

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

3.  TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                                  THREE MONTHS
                                                                                     ENDED
TOTAL COMPREHENSIVE INCOME CONSISTS OF:                                            MARCH 31,
                                                                          ---------------------------
                                                                            2003               2002
                                                                          --------           --------
Net income                                                                $  1,649           $  1,800
Accumulated other comprehensive income:
     Change in fair value of derivative instruments, net of tax
                                                                               135                278
                                                                          --------           --------
Total comprehensive income                                                $  1,784           $  2,078
                                                                          ========           ========

Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at March 31, 2003 and March 31, 2002.


4.  ACQUISITIONS AND DISPOSITIONS

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

PENDING ACQUISITIONS, SHARED SERVICES AND DIVESTITURES

On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station is owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest. The purchase price was determined on an arm's length basis. The transaction closed during the second quarter 2003. We began operating this station under the terms of a TBA on February 1, 2003, simulcasting WKBK-AM in Keene, New Hampshire.

On February 3, 2003 we entered into an agreement to sell an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. The transaction closed during the second quarter 2003.

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

4.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

On March 7, 2003 we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey will incur in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. Under the FCC's ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey has agreed to enter into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. It is contemplated that such agreements will be executed on or before September 1, 2003. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

2003 ACQUISITIONS

On March 11, 2003, we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $340,000.

On March 28, 2003, we acquired an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $10,163,000 which includes the exchange of our AM radio station (WVKO-AM) serving the Columbus, Ohio market. We began operating this station under the terms of a TBA on January 1, 2003. We have entered into an agreement whereby the seller has the right to forgo the exchange of WVKO-AM and we would pay him an additional $1,000,000 for WODB-FM.

2002 ACQUISITIONS AND TIME BROKERAGE AGREEMENTS

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

4.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill. These allocations are preliminary and may change once final valuations are completed. The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2003 and 2002 acquisitions at their respective acquisition dates.

                            SAGA COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET OF 2003 AND 2002 ACQUISITIONS
                                 (IN THOUSANDS)

                                                             ACQUISITIONS IN
                                                             2003        2002
                                                           --------------------
ASSETS ACQUIRED:
Current assets                                             $    61      $  901
Property and equipment                                          94       4,113
Other assets:
  Broadcast licenses-Radio segment                           9,035      15,864
  Goodwill-Radio segment                                       764       6,123
  Other intangibles, deferred costs and investments            549          --
                                                           -------------------
Total other assets                                          10,348      21,987
                                                           -------------------
Total assets acquired                                       10,503      27,001
                                                           -------------------
LIABILITIES ASSUMED:
Current liabilities                                            883         612
                                                           -------------------
Net assets acquired                                        $ 9,620     $26,389
                                                           ===================

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following unaudited pro forma results of our operations for the three months ended March 31, 2003 and 2002 assume the 2003 and 2002 acquisitions occurred as of January 1, 2002. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        2003                     2002
                                                    -----------------------------------
CONSOLIDATED RESULTS OF OPERATIONS:                 (In thousands except per share data)
     Net operating revenue                            $26,141                  $25,382
     Station operating expense                         18,813                   17,741
                                                      -------                  -------
     Station operating income                           7,328                    7,641
     Corporate general and administrative               1,245                    1,317
     Depreciation                                       1,719                    1,524
     Amortization                                          90                      125
                                                      -------                  -------
     Operating profit                                   4,274                    4,675
     Interest expense                                   1,535                    1,365
     Other                                                 (8)                      (7)
     Income taxes                                       1,098                    1,393
                                                      -------                  -------
     Net income                                       $ 1,649                  $ 1,924
                                                      =======                  =======
     Basic earnings per share                            $.08                     $.09
                                                      =======                  =======
     Diluted earnings per share                          $.08                     $.09
                                                      =======                  =======


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
RADIO BROADCASTING SEGMENT                      2003                    2002
                                              -------                  -------
                                                       (In thousands)
     Net operating revenue                    $23,525                  $22,627
     Station operating expense                 16,529                   15,585
                                              -------                  -------
     Station operating income                   6,996                    7,042
     Corporate general and administrative           -                        -
     Depreciation                               1,281                    1,121
     Amortization                                  86                      119
                                              -------                  -------
     Operating profit                         $ 5,629                  $ 5,802
                                              =======                  =======

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

4.  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
TELEVISION BROADCASTING SEGMENT                             2003          2002
                                                           ---------------------
                                                              (In thousands)
     Net operating revenue                                 $2,616         $2,755
     Station operating expense                              2,284          2,156
                                                           ---------------------
     Station operating income                                 332            599
     Corporate general and administrative                      --             --
     Depreciation                                             388            354
     Amortization                                               4              6
                                                           ---------------------
     Operating profit (loss)                               $  (60)        $  239
                                                           =====================


5.  SEGMENT INFORMATION

We evaluate the operating performance of our stations individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes all seventy-four of our radio stations and three radio information networks. The Television segment consists of four television stations and three low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

We evaluate performance of our operating entities based on station operating income before corporate general and administrative, depreciation and amortization ("station operating income"). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited


5.  SEGMENT INFORMATION (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003:                                    CORPORATE
                                              RADIO     TELEVISION    AND OTHER    CONSOLIDATED
                                            ---------------------------------------------------
Net operating revenue                       $ 23,525     $  2,616           --      $  26,141
Station operating expense
                                              16,529        2,284           --         18,813
                                            -------------------------------------------------
Station operating income
                                               6,996          332           --          7,328
Corporate general and administrative              --           --     $  1,245          1,245
Depreciation                                   1,281          388           50          1,719
Amortization                                      86            4           --             90
                                            -------------------------------------------------
Operating profit (loss)                     $  5,629    $     (60)    $ (1,295)      $  4,274
                                            =================================================

Total assets                                $197,952      $26,502      $14,013       $238,467
                                            =================================================


THREE MONTHS ENDED MARCH 31, 2002:                                    CORPORATE
                                              RADIO     TELEVISION    AND OTHER    CONSOLIDATED
                                            ---------------------------------------------------
Net operating revenue                       $ 21,173     $  2,755           --       $ 23,928
Station operating expense                     14,477        2,156           --         16,633
                                            -------------------------------------------------
Station operating income                       6,696          599           --          7,295
Corporate general and administrative              --           --      $ 1,292          1,292
Depreciation                                   1,038          354           49          1,441
Amortization                                     119            6           --            125
                                            -------------------------------------------------
Operating profit (loss)                     $  5,539      $   239       $(1,341)     $  4,437
                                            =================================================
Total assets                                $158,387      $26,412       $21,437      $206,236
                                            =================================================

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

     During the years ended December 31, 2002 and 2001 and the three month periods ended March 31, 2003 and 2002, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2002 and 2001, Columbus accounted for an aggregate of 14% and 15%, respectively, and Milwaukee accounted for an aggregate of 22% and 23%, respectively, of station operating income. For the three months ended March 31, 2003 and 2002, Columbus accounted for an aggregate of 14% and 15%, respectively, and Milwaukee accounted for an aggregate of 21% and 20%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the three months ended March 31, 2003 and 2002, approximately 80% and 81%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

     As of March 31, 2003 we owned and/or operated seventy-four radio stations, four TV stations, three LPTV stations and three radio information networks. As of March 31, 2002 we owned and/or operated fifty-seven radio stations, four TV stations, two LPTV stations, and three radio information networks.

     From January 1, 2002 to March 31, 2003, we have acquired the following stations or entered into Time Brokerage Agreements ("TBAs") for stations serving the markets indicated:

     o May 1, 2002: an AM and FM radio station (WKBK-AM, WKNE-FM) serving the Keene, New Hampshire market, and an AM and FM radio station (WKVT AM/FM) serving the Brattleboro, Vermont market, for approximately $9,400,000.

     o July 1, 2002: and AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire market for approximately $2,740,000.

     o November 1, 2002: three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000 including approximately $2,245,000 of our Class A common stock.

     o November 1, 2002: we entered into a TBA and a sub-TBA for WISE-AM and WOXL-FM, respectively, serving the Asheville, North Carolina market.

     o November 1, 2002: an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.

     o March 11, 2003: one AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $340,000.

     o March 28, 2003: one FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $10,163,000 which includes the exchange of one our AM radio stations (WVKO-AM) serving the Columbus, Ohio market. We have entered into an agreement whereby the seller has the right to forgo the exchange of WVKO-AM and would pay him an additional $1,000,000 for WODB-FM.

     On January 8, 2003 we entered into an agreement to acquire an FM radio station (WINQ-FM) in Winchendon, Massachusetts market for approximately $400,000 plus and additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The acquisition closed during the second quarter 2003.

     For additional information with respect to these acquisitions, see "Liquidity and Capital Resources" below.

     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

     The following tables summarize our results of operations for the three months ended March 31, 2003 and 2002. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands of dollars)                Three Months Ended    As-Reported   Same Station
                                             March 31,          % Increase    % Increase
                                            2003       2002     (Decrease)    (Decrease)
                                        --------   --------    ------------   -----------
Net operating revenue                   $ 26,141   $ 23,928         9.25%        1.84%
Station operating expense *               18,813     16,633        13.11%        2.87%
                                        --------   --------
Station operating income                   7,328      7,295          .45%        (.52%)
Corporate G&A                              1,245      1,292        (3.64%)        N/A
Depreciation                               1,719      1,441        19.29%       10.96%
Amortization                                  90        125       (28.00%      (28.00%)
                                        --------   --------
Operating profit                           4,274      4,437        (3.67%       (2.59%)
Interest expense                           1,535      1,341        14.47%
Other income                                  (8)        (7)       14.29%
Income taxes                               1,098      1,303       (15.73%)
                                        --------   --------
Net income                              $  1,649   $  1,800        (8.39%)
                                        ========   ========
Earnings per share (basic and diluted)  $    .08   $    .09       (11.11%)
                                        ========   ========


RADIO BROADCASTING SEGMENT

(In thousands of dollars)                Three Months Ended    As-Reported   Same Station
                                             March 31,          % Increase    % Increase
                                            2003       2002     (Decrease)    (Decrease)
                                        --------   --------    ------------   -----------
Net operating revenue                    $23,525    $21,173        11.11%        2.74%
Station operating expense *               16,529     14,477        14.17%        2.42%
                                        --------   --------
Station operating income                   6,996      6,696         4.48%        3.44%
Depreciation                               1,281      1,038        23.41%       11.85%
Amortization                                  86        119       (27.73%)     (27.73%)
                                        --------   --------
Operating profit                         $ 5,629    $ 5,539         1.62%        2.53%


TELEVISION BROADCASTING SEGMENT

(In thousands of dollars)                Three Months Ended    As-Reported   Same Station
                                             March 31,          % Increase    % Increase
                                            2003       2002     (Decrease)    (Decrease)
                                        --------   --------    ------------   -----------
Net operating revenue                    $ 2,616    $ 2,755       (5.05%)       (5.05%)
Station operating expense *                2,284      2,156        5.94%         5.94%
                                        --------   --------
Station operating income                     332        599      (44.57%)      (44.57%)
Depreciation                                 388        354        9.60%         9.60%
Amortization                                   4          6      (33.33%)      (33.33%)
                                        --------   --------
Operating profit (loss)                  $   (60)   $   239         N/A           N/A


* Programming, technical, selling and station general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     For the three months ended March 31, 2003, net operating revenue was $26,141,000 compared with $23,928,000 for the three months ended March 31, 2002, an increase of $2,213,000 or 9%. Approximately $1,775,000 or 80% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 2% ($438,000). This increase was primarily the result of an increase in revenue in our radio segment, which was primarily attributable to an increase in advertising rates in the local radio marketplace.

     Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $2,180,000 or 13% to $18,813,000 for the three months ended March 31, 2003, compared with $16,633,000 for the three months ended March 31, 2002. Of the total increase, approximately $1,704,000 or 78% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense increased by approximately $476,000 or 3% on a same station basis.

     Operating profit decreased by $163,000 or 4% to $4,274,000 for the three months ended March 31, 2003, compared with $4,437,000 for the three months ended March 31, 2002. The decrease was primarily the result of the $2,213,000 increase in net operating revenue offset by the $2,180,000 increase in station operating expense, and a $278,000 or 19% increase in depreciation expense as a result of recent acquisitions.

     We generated net income in the amount of approximately $1,649,000 ($0.08 per share on a diluted basis) during the three months ended March 31, 2003, compared with net income of $1,800,000 ($0.09 per share on a diluted basis) for the three months ended March 31, 2002, a decrease of approximately $151,000. The decrease in net income was principally the result of the $163,000 decrease in operating profit and a $194,000 increase in interest expense, offset by a $205,000 decrease in income taxes. The increase in interest expense was principally the result of additional borrowings as a result of acquisitions over the prior period.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

     Based on the economic and market conditions as of April 29, 2003, for the quarter ending June 30, 2003 we anticipate net operating revenue of approximately $31,000,000 to $32,000,000, station operating expense of approximately $19,500,000 to $21,000,000 and station operating income of approximately $11,000,000 to $11,500,000.

     Based on the economic and market conditions as of April 29, 2003, for the year ending December 31, 2003 we anticipate a 3% to 5% increase in net revenue and a 4% to 6% increase in station operating income.

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

     For a more complete description of the prominent risks and uncertainties inherent in our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements; Risk Factors" in our Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had $114,123,000 of long-term debt (including the current portion thereof) outstanding and approximately $20,000,000 of unused borrowing capacity under our Credit Agreement.

     Our Credit Agreement has three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), an $8,500,000 senior secured term loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility"). The Facilities mature September 30, 2008. Our indebtedness under the Facilities is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

     As of March 31, 2003 we had $105,000,000 outstanding under the Term Loan and $8,500,000 under the Acquisition Facility. The Acquisition Facility was used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent that the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility converted to a five and a half year term loan. We are in the process of negotiating an amendment to the current Credit Agreement or entering into a new credit facility, which we anticipate will be completed during the second or third quarter 2003. The Term Loan is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% of the initial commitment commencing on March 31, 2003. The outstanding amount of the Acquisition Facility is required to be reduced quarterly in amounts ranging from 3.125% to 7.5% commencing on March 31, 2003. Any outstanding amount under the Revolving Facility will be due on the maturity date of September 30, 2008. In addition, the Facilities may be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

     Interest rates under the Facilities are payable, at our option, at alternatives equal to LIBOR plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Revolving Facilities.

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

     At March 31, 2003, we had two separate interest rate swap agreements, each with the following terms:

     o Notional amount of $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.29% at March 31, 2003) calculated on the notional amount of $20,000,000. This agreement expires in September 2003.

     The fair value of these swap agreements at March 31, 2003 was approximately ($499,000), which has been recorded as a liability in our balance sheet.

     During March, 2003, we had two additional and separate interest rate swap agreements each with the following terms expire:


     o Notional amount of $13,125,000. We paid 4.11% calculated on the notional amount. We received LIBOR calculated on the notional amount of $13,125,000.

     Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $255,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the three months ended March 31, 2003. An aggregate increase in interest expense of approximately $1,235,000 has been recognized since the inception of the agreements.

     During the three months ended March 31, 2003 and 2002, we had net cash flows from operating activities of $7,625,000 and $6,546,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

     On March 11, 2003 we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $340,000. We financed this acquisition through funds generated from operations.

     On March 28, 2003 we acquired an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $10,163,000 including the exchange of our AM radio station (WVKO-AM) serving the Columbus, Ohio market. We financed this acquisition through borrowings under the Acquisition Facility of $8,500,000 and through funds generated from operations.

     Additionally, in April 2003 we acquired an FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $400,000. We financed this acquisition through funds generated from operations.

     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

     In September 2002, we modified our Stock Buy-Back Program so that we may purchase up to $10,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2003, we have repurchased 409,065 shares of our Class A Common Stock for approximately $4,832,000.

     We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2003 were approximately $2,521,000 ($2,243,000 in 2002). We anticipate capital expenditures in 2003 to be approximately $7,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2002.

     There have been no material changes to such contracts/commitments during the three months ended March 31, 2003. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long lived asset. The adoption of SFAS 143 did not materially impact our financial position or results of operations.

     On January 1, 2003 we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The adoption of SFAS 146 did not materially impact our financial position or results of operations.

     On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements for the provisions impacting variable interest entities created prior to February 1, 2002.

INFLATION

     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Risk Management Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2002 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Quarterly Report on Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Date             Items Reported          Financial Statements Reported
          ----             --------------          -----------------------------
          2/27/03          Item 5 - Other                       None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SAGA COMMUNICATIONS, INC


Date:  May 14, 2003                       /s/ Samuel D. Bush
                                          --------------------------------------
                                          Samuel D. Bush
                                          Senior Vice President, Chief Financial
                                          Officer, and Treasurer
                                          (Principal Financial Officer)





Date:  May 14, 2003                        /s/ Catherine A. Bobinski
                                           -------------------------------------
                                           Catherine A. Bobinski
                                           Vice President, Corporate Controller
                                           and Chief Accounting Officer
                                           (Principal Accounting Officer)

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


Date:  May 14, 2003                                      /s/ Edward K. Christian
                                                         Chief Executive Officer

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


Date:  May 14, 2003                             /s/Samuel D. Bush
                                                ________________________________
                                                Chief Financial Officer