Form 10-Q
period 2003-06-30
SAGA COMMUNICATIONS INC
filed 2003-08-14
CIK 886136

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 2003

                                       or

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
The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 2002 was 18,459,599 and 2,360,370, respectively.

                                      INDEX

                                                                                PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets--June 30, 2003
               and December 31, 2002                                             3

               Condensed consolidated statements of income--Three
               and six months ended June 30, 2003 and 2002                       5

               Condensed consolidated statements of cash flows--Six
               months ended June 30, 2003 and 2002                               6

               Notes to unaudited condensed consolidated financial
               statements                                                        7


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              18

Item 3.        Quantitative and Qualitative Disclosures about Market Risk       30

Item 4.        Controls and Procedures                                          30

PART II        OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders              31

Item 6.        Exhibits and Reports on Form 8-K                                 32

Signatures                                                                      33



                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                                                                               JUNE 30,              DECEMBER 31,
                                                                                 2003                    2002
                                                                         -------------------------------------------
                                                                              (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                                  $   5,743              $   5,874
    Accounts receivable, net                                                      21,345                 21,355
    Prepaid expenses                                                               1,890                  2,102
    Other current assets                                                           2,231                  2,117
                                                                        -------------------------------------------
Total current assets                                                              31,209                 31,448

Property and equipment                                                           124,507                120,974
    Less accumulated depreciation                                                (63,798)               (60,813)
                                                                        -------------------------------------------
Net property and equipment                                                        60,709                 60,161

Other assets:
    Broadcast licenses, net                                                      113,139                102,699
    Goodwill, net                                                                 27,348                 26,892
    Other intangibles, deferred costs and
       investments, net                                                            5,409                  5,122
                                                                        -------------------------------------------
Total other assets                                                               145,896                134,713
                                                                        -------------------------------------------
                                                                                $237,814               $226,322
                                                                        ===========================================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                              JUNE 30,            DECEMBER 31,
                                                                                2003                  2002
                                                                        --------------------------------------------
                                                                             (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                          $   1,402               $  1,265
    Other current liabilities                                                    10,254                 11,358
    Current portion of long-term debt                                                98                 13,308
                                                                        --------------------------------------------
Total current liabilities                                                        11,754                 25,931

Deferred income taxes                                                            15,718                 14,064
Long-term debt                                                                  109,391                 91,920
Other                                                                             1,469                  1,348

STOCKHOLDERS' EQUITY:
    Common stock                                                                    209                    209
    Additional paid-in capital                                                   45,785                 45,649
    Retained earnings                                                            54,271                 48,393
    Accumulated other comprehensive income (loss)                                  (171)                  (464)
    Treasury stock                                                                 (612)                  (728)
                                                                        --------------------------------------------
Total stockholders' equity                                                       99,482                 93,059
                                                                        --------------------------------------------
                                                                               $237,814               $226,322
                                                                        ============================================


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

                            Saga Communications, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)
                                    Unaudited

                                                                       THREE MONTHS                SIX MONTHS
                                                                           ENDED                     ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                             --------------------------------------------------------
                                                                    2003          2002          2003          2002
                                                             --------------------------------------------------------

   Net operating revenue                                           $31,790       $29,763      $57,931       $53,691
   Operating expenses:
      Programming and technical                                      7,029         6,363       14,203        12,764
      Selling                                                        8,349         8,008       14,801        13,880
      Station general and administrative                             5,119         4,493       10,306         8,853
      Corporate general and administrative                           1,896         1,542        3,141         2,834
      Depreciation                                                   1,671         1,534        3,390         2,975
      Amortization                                                     120           125          210           250
                                                             --------------------------------------------------------
    Operating profit                                                 7,606         7,698       11,880        12,135
   Other (income) expense:
      Interest expense                                               1,157         1,367        2,692         2,708
      Other                                                           (357)           10         (365)            3
                                                             --------------------------------------------------------
   Income before income tax                                          6,806         6,321        9,553         9,424
   Income tax provision                                              2,577         2,656        3,675         3,959
                                                             --------------------------------------------------------
   Net income                                                     $  4,229      $  3,665     $  5,878      $  5,465
                                                             ========================================================
   Earnings per share:
      Basic                                                           $.20          $.18          $.28          $.27
                                                             ========================================================
      Diluted                                                         $.20          $.17          $.28          $.26
                                                             ========================================================
   Weighted average common shares                                   20,815        20,585        20,810        20,550
                                                             ========================================================
   Weighted average common and common equivalent shares
                                                                    21,354        21,250        21,309        21,152
                                                             ========================================================


See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                    Unaudited

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      2003              2002
                                                                             -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash provided by operating activities                                           $  9,966           $ 10,250

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                             (4,203)            (3,417)
    Proceeds from sale of assets                                                         306                 21
    Increase in intangibles and other assets                                            (777)              (701)
    Acquisition of stations                                                           (9,139)            (9,070)
                                                                             -------------------------------------
Net cash used in investing activities                                                (13,813)           (13,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                       8,500                  -
    Payments on long-term debt                                                        (4,859)              (225)
    Net proceeds from exercise of stock options                                           75              1,052
                                                                             -------------------------------------
Net cash provided by financing activities                                              3,716                827
                                                                             -------------------------------------
Net decrease in cash and cash equivalents                                               (131)            (2,090)
Cash and cash equivalents, beginning of period                                         5,874             11,843
                                                                             -------------------------------------
Cash and cash equivalents, end of period                                            $  5,743           $  9,753
                                                                             =====================================



See notes to unaudited condensed consolidated financial statements.

                            Saga Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2002.

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

TIME BROKERAGE AGREEMENTS

We have entered into Time Brokerage Agreements ("TBAs") in certain markets. In a typical TBA, the Federal Communications Commission ("FCC") licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBAs under SFAS 13, "Accounting for Leases" and related interpretations. Revenue and expenses related to TBAs are included in the accompanying Consolidated Statements of Income.

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

For purposes of the required pro forma disclosures required for stock-based compensation, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" is as follows:

                                                                    THREE MONTHS                  SIX MONTHS
                                                                        ENDED                       ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                            --------------------------------------------------------
   (IN THOUSANDS EXCEPT PER SHARE DATA)                           2003          2002          2003          2002
                                                            --------------------------------------------------------
Net income as reported                                         $  4,229      $  3,665       $  5,878      $  5,465
Add back: stock based compensation
    cost, net of tax                                                 12             9             25            22
Less:  pro forma stock based
    Compensation cost determined under
    fair value method, net of tax                                  (606)         (424)          (978)         (763)
                                                            --------------------------------------------------------
Pro forma net income                                           $  3,635      $  3,250       $  4,925      $  4,724
Pro forma earnings per share:
    Basic                                                          $.17          $.16           $.24           $.23
                                                            ========================================================
    Diluted                                                        $.17          $.15           $.23           $.22
                                                            ========================================================

The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the current years grants: risk-free interest rate of 3.39%; a dividend yield of 0%; expected volatility of 32.2%; and a weighted average expected life of the options of 7 years.

                           Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Unaudited

2.   RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long lived asset. The adoption of SFAS 143 did not materially impact our financial position or results of operations.

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

On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements for the provisions impacting variable interest entities created prior to February 1, 2003.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

3.   TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                    THREE MONTHS                SIX MONTHS
                                                                       ENDED                       ENDED
                                                                      JUNE 30,                   JUNE 30,
  TOTAL COMPREHENSIVE INCOME                               ------------------------------------------------------
    CONSISTS OF:                                                 2003          2002          2003         2002
                                                           ------------------------------------------------------
                                                                              (In thousands)
Net income                                                     $  4,229     $  3,665       $  5,878    $  5,465
Accumulated other comprehensive income (loss):
    Change in fair value of derivative instruments, net
      of taxes                                                      158         (376)           293         (98)
                                                           ------------------------------------------------------
Total comprehensive income                                     $  4,387     $  3,289       $  6,171    $  5,367
                                                           ======================================================

Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at June 30, 2003 and June 30, 2002.

4.   ACQUISITIONS AND DISPOSITIONS

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

PENDING ACQUISITIONS, SHARED SERVICES AND DIVESTITURES

On May 27, 2003 we entered into an agreement to acquire two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,000,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2003.

On March 7, 2003 we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey will incur in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. Under the FCC's ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

2003 ACQUISITIONS AND DISPOSITIONS

On March 11, 2003, we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

On March 28, 2003, we acquired an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,000,000. We began operating this station under the terms of a TBA on January 1, 2003. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $1,000,000. We recognized a gain on the disposal of this station of approximately $325,000.

On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $420,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest, which was disclosed to our Board prior to its approval of the transaction. The interested director did not participate in voting on this transaction when it came before the board. The purchase price was determined on an arm's length basis. We began operating this station under the terms of a TBA on February 1, 2003, simulcasting WKBK-AM in Keene, New Hampshire.

On April 1, 2003 we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000.

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

2002 ACQUISITIONS AND TIME BROKERAGE AGREEMENTS (CONTINUED)

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

                            SAGA COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED BALANCE SHEET OF 2003 AND 2002 ACQUISITIONS
                                 (IN THOUSANDS)

                                                                ACQUISITIONS IN
                                                             2003             2002
                                                       -----------------------------------
ASSETS ACQUIRED:
Current assets                                              $    (103)     $       901
Property and equipment                                            (37)           4,113
Other assets:
    Broadcast licenses-Radio segment                           10,441           15,864
    Goodwill-Radio segment                                        149            6,123
    Other intangibles, deferred costs and investments            (202)               -
                                                       -----------------------------------
Total other assets                                             10,388           21,987
                                                       -----------------------------------
Total assets acquired                                          10,248           27,001
                                                       -----------------------------------
LIABILITIES ASSUMED:
Current liabilities                                               488              612
Long term debt                                                    621                -
                                                       -----------------------------------
Total liabilities assumed                                       1,109              612
                                                       -----------------------------------
Net assets acquired                                         $   9,139        $  26,389
                                                       ===================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2003 and 2002 assume the 2003 and 2002 acquisitions and dispositions occurred as of January 1, 2002. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS:

                                                                    THREE MONTHS                 SIX MONTHS
                                                                       ENDED                       ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                           --------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS                               2003          2002          2003          2002
                                                           --------------------------------------------------------
                                                                    (In thousands except per share data)
Net operating revenue                                            $31,790      $31,096       $57,931       $56,478
Station operating expense                                         20,497       19,971        39,310        37,712
                                                           --------------------------------------------------------
Station operating income                                          11,293       11,125        18,621        18,766
Corporate general and administrative                               1,896        1,615         3,141         2,932
Depreciation                                                       1,671        1,594         3,390         3,118
Amortization                                                         120          125           210           250
                                                           --------------------------------------------------------
Operating profit                                                   7,606        7,791        11,880        12,466
Interest expense                                                   1,157        1,439         2,692         2,804
Other                                                               (357)          10          (365)            3
Income tax provision                                               2,577        2,665         3,675         4,058
                                                           --------------------------------------------------------
Net income                                                      $  4,229     $  3,677      $  5,878      $  5,601
                                                           ========================================================
Basic earnings per share                                            $.20         $.18          $.28          $.27
                                                           ========================================================
Diluted earnings per share                                          $.20         $.17          $.28          $.26
                                                           ========================================================

\
                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

4.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

                                                                    THREE MONTHS                 SIX MONTHS
                                                                        ENDED                       ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                           --------------------------------------------------------
RADIO BROADCASTING SEGMENT                                        2003          2002          2003          2002
                                                           --------------------------------------------------------
                                                                               (In thousands)
Net operating revenue                                            $28,675      $28,091        $52,200      $50,718
Station operating expense                                         18,077       17,561         34,606       33,146
                                                           --------------------------------------------------------
Station operating income                                          10,598       10,530         17,594       17,572
Corporate general and administrative                                   -            -              -            -
Depreciation                                                       1,234        1,190          2,515        2,311
Amortization                                                         117          119            203          238
                                                           --------------------------------------------------------
Operating profit                                                 $ 9,247      $ 9,221        $14,876      $15,023
                                                           ========================================================

                                                                     THREE MONTHS                SIX MONTHS
                                                                        ENDED                       ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                           --------------------------------------------------------
TELEVISION BROADCASTING SEGMENT                                   2003          2002          2003          2002
                                                           --------------------------------------------------------
                                                                               (In thousands)
Net operating revenue                                             $3,115       $3,005         $5,731       $5,760
Station operating expense                                          2,420        2,410          4,704        4,566
                                                           --------------------------------------------------------
Station operating income                                             695          595          1,027        1,194
Corporate general and administrative                                   -            -              -            -
Depreciation                                                         388          354            776          708
Amortization                                                           3            6              7           12
                                                           --------------------------------------------------------
Operating profit                                                  $  304       $  235         $  244      $   474
                                                           ========================================================


5.   SEGMENT INFORMATION

We evaluate the operating performance of our stations individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes all seventy-one of our radio stations and three radio information networks. The Television segment consists of four television stations and three low power television ("LPTV") stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

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

THREE MONTHS ENDED                                                             CORPORATE AND
  JUNE 30, 2003:                               RADIO          TELEVISION           OTHER            CONSOLIDATED
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)
Net operating revenue                        $  28,675         $  3,115                  -            $  31,790
Station operating expense
                                                18,077            2,420                  -               20,497
                                         ---------------------------------------------------------------------------
Station operating income
                                                10,598              695                  -               11,293
Corporate general and
    administrative                                   -                -            $ 1,896                1,896
Depreciation                                     1,234              388                 49                1,671
Amortization                                       117                3                  -                  120
                                         ---------------------------------------------------------------------------
Operating profit (loss)                      $   9,247         $    304            $(1,945)           $   7,606
                                         ===========================================================================


THREE MONTHS ENDED                                                               CORPORATE AND
  JUNE 30, 2002:                                RADIO          TELEVISION           OTHER            CONSOLIDATED
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)
Net operating revenue                        $  26,758         $  3,005                  -            $  29,763
Station operating expense
                                                16,454            2,410                  -               18,864
                                         ---------------------------------------------------------------------------
Station operating income
                                                10,304              595                  -               10,899
Corporate general and
    administrative                                   -                -            $ 1,542                1,542
Depreciation                                     1,130              354                 50                1,534
Amortization                                       119                6                  -                  125
                                         ---------------------------------------------------------------------------
Operating profit (loss)                     $    9,055        $     235           $ (1,592)          $    7,698
                                         ===========================================================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

5.  SEGMENT INFORMATION (CONTINUED)


SIX MONTHS ENDED                                                                CORPORATE AND
 JUNE 30, 2003:                                 RADIO          TELEVISION           OTHER            CONSOLIDATED
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)
Net operating revenue                        $  52,200         $  5,731                  -            $  57,931
Station operating expense
                                                34,606            4,704                  -               39,310
                                         ---------------------------------------------------------------------------
Station operating income
                                                17,594            1,027                  -               18,621
Corporate general and
    administrative                                   -                -            $ 3,141                3,141
Depreciation                                     2,515              776                 99                3,390
Amortization                                       203                7                  -                  210
                                         ---------------------------------------------------------------------------
Operating profit (loss)                      $  14,876         $    244           $ (3,240)           $  11,880
                                         ===========================================================================

Total assets                                 $ 199,103         $ 27,693           $ 11,018            $ 237,814
                                         ===========================================================================

SIX MONTHS ENDED                                                                CORPORATE AND
 JUNE 30, 2002:                                RADIO          TELEVISION            OTHER            CONSOLIDATED
                                         ---------------------------------------------------------------------------
                                                                       (In thousands)
Net operating revenue                        $  47,931         $  5,760                  -             $ 53,691
Station operating expense
                                                30,931            4,566                  -               35,497
                                         ---------------------------------------------------------------------------
Station operating income
                                                17,000            1,194                  -               18,194
Corporate general and
    administrative                                   -                -            $ 2,834                2,834
Depreciation                                     2,168              708                 99                2,975
Amortization                                       238               12                  -                  250
                                         ---------------------------------------------------------------------------
Operating profit (loss)                      $  14,594         $    474            $(2,933)            $ 12,135
                                         ===========================================================================

Total assets                                 $ 170,503         $ 26,486            $14,044             $211,033
                                         ===========================================================================

                            Saga Communications, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                    Unaudited

6.   SUBSEQUENT EVENT

On July 29, 2003, we entered into a new credit agreement (the "Credit Agreement") with a group of banks, to refinance our outstanding debt under the credit agreement in place at June 30, 2003 (the "Old Credit Agreement"). Our current financing facility (the "Facility") under the Credit Agreement is a $200,000,000 reducing revolving line of credit (the "Reducing Revolver"). The Reducing Revolver matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries. We have approximately $90,900,000 of unused borrowing capacity under the Facility.

We expect to incur a write-off of unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1,300,000, pre-tax, due to this refinancing during the quarter ended September 30, 2003.

The Reducing Revolver was used to refinance our Old Credit Agreement. The unused portion of the Reducing Revolver may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. At June 30, 2003 we have classified our current and non-current portion of long-term debt in accordance with the new Credit Agreement.

Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank's base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2003) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

      We evaluate performance of our operating entities based on station operating income before corporate general and administrative, depreciation and amortization ("station operating income"). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment, or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

      During the years ended December 31, 2002 and 2001 and the six month periods ended June 30, 2003 and 2002, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2002 and 2001, Columbus accounted for an aggregate of 14% and 15%, respectively, and Milwaukee accounted for an aggregate of 22% and 23%, respectively, of station operating income. For the six months ended June 30, 2003 and 2002, Columbus accounted for an aggregate of 14% and 15%, respectively, and Milwaukee accounted for an aggregate of 23% and 23%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station's sales staff. For the six months ended June 30, 2003 and 2002, approximately 79% and 80%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As a result of acquisitions, as of June 30, 2003 we owned and/or operated seventy-one radio stations, four TV stations, two LPTV stations, and three radio information networks. As of June 30, 2002 we owned and/or operated sixty-one radio stations, four TV stations, three LPTV stations and three radio information networks.

      From January 1, 2002 to June 30, 2003, we have acquired/disposed of the following stations or entered into Time Brokerage Agreements ("TBAs") for stations serving the markets indicated:

          o May 1, 2002: we acquired an AM and FM radio stations (WKBK-AM, WKNE-FM) serving the Keene, New Hampshire market, and an Am and FM radio station (WKVT-AM/FM) serving the Brattleboro, Vermont market, for approximately $9,400,000.
          o July 1, 2002: we acquired an AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire market for approximately $2,740,000.
          o November 1, 2002: we acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000 including approximately $2,245,000 of our Class A common stock.
          o November 1, 2002: we entered into a TBA and a sub-TBA for WISE-AM and WOXL-FM, respectively, serving the Asheville, North Carolina market.
          o November 1, 2002: we acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.
          o March 11, 2003: we acquired one AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.
          o March 28, 2003: we acquired one FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,000,000. In conjunction with this transaction we sold one of our AM radio stations (WVKO-AM) serving the Columbus, Ohio market for approximately $1,000,000.
          o On April 1, 2003: we acquired one FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change.
          o On April 1, 2003: we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000.

      For additional information with respect to these acquisitions and dispositions, see "Liquidity and Capital Resources" below.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      The following tables summarize our results of operations for the three months ended June 30, 2003 and 2002. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.


CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2003            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                       $31,790        $29,763             6.81%               .26%
Station operating expense *                  20,497         18,864             8.66%              (.82%)
                                         ------------------------------
Station operating income                     11,293         10,899             3.62%              2.13%
Corporate G&A                                 1,896          1,542            22.96%              N/A
Depreciation                                  1,671          1,534             8.93%              3.61%
Amortization                                    120            125            (4.00%)           (28.00%)
                                         ------------------------------
Operating profit                              7,606          7,698            (1.20%)            (1.94%)
Interest expense                              1,157          1,367           (15.36%)
Other (income)expense                          (357)            10             N/A
Income taxes                                  2,577          2,656            (2.97%)
                                         ------------------------------
Net income                                  $ 4,229        $ 3,665            15.39%
                                         ==============================
Basic earnings per share                       $.20           $.18            14.11%
                                         ==============================
Diluted earnings per share                     $.20           $.17            14.83%
                                         ==============================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2003            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                       $28,675        $26,758             7.16%              (.13%)
Station operating expense *                  18,077         16,454             9.86%             (1.01%)
                                         ------------------------------
Station operating income                     10,598         10,304             2.85%              1.26%
Depreciation                                  1,234          1,130             9.20%              1.97%
Amortization                                    117            119            (1.68%)           (26.89%)
                                         ------------------------------
Operating profit                            $ 9,247        $ 9,055             2.12%              1.55%

TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)

                                              Three Months Ended           As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2002            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                        $3,115         $3,005             3.66%              3.66%
Station operating expense *                   2,420          2,410              .41%               .41%
                                         ------------------------------
Station operating income                        695            595            16.81%             16.81%
Depreciation                                    388            354             9.60%              9.60%
Amortization                                      3              6           (50.00%)           (50.00%)
                                         ------------------------------
Operating profit                            $   304        $   235            29.36%             29.36%

* Programming, technical, selling and station general and administrative expenses.

      For the three months ended June 30, 2003, net operating revenue was $31,790,000 compared with $29,763,000 for the three months ended June 30, 2002, an increase of $2,027,000 or 7%. Approximately $1,951,000 or 96% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately .3% ($76,000). This increase was primarily the result of an increase in local revenue in our television segment while revenue in the radio segment remained relatively flat.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,633,000 or 9% to $20,497,000 for the three months ended June 30, 2003, compared with $18,864,000 for the three months ended June 30, 2002. Of the total increase, approximately $1,785,000 or 109% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense decreased by approximately $152,000 or 1% on a same station basis.

      Operating profit decreased by $92,000 or 1% to $7,606,000 for the three months ended June 30, 2003, compared with $7,698,000 for the three months ended June 30, 2002. The decrease was primarily the result of the $2,027,000 increase in net operating revenue offset by the $1,633,000 increase in station operating expense, and a $354,000 or 23% increase in corporate general and administrative expense and a $137,000 or 9% increase in depreciation expense as a result of recent acquisitions. The increase in corporate general and administrative expense was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the increase approximately $150,000 in additional legal and accounting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company's ("LLC's") as part of a state tax saving strategy. We anticipate approximately $150,000 in state tax savings per year as a result of the reorganization. The balance of the increases in legal, consulting and employee benefit related expenses are primarily the result of recent acquisitions.

      We generated net income in the amount of approximately $4,229,000 ($0.20 per share on a diluted basis) during the three months ended June 30, 2003, compared with net income of $3,665,000 ($0.17 per share on a diluted basis) for the three months ended June 30, 2002, an increase of approximately $564,000. The increase in net income was principally the result of the $92,000 decrease in operating profit, offset by a $210,000 decrease in interest expense, $367,000 decrease in other expense, and a $79,000 decrease in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period. The decrease in other expense was primarily the result of the gains recognized on the sale of two of our AM radio stations in the Columbus, Ohio and Springfield, Illinois markets.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE, 30, 2002

      The following tables summarize our results of operations for the six months ended June 30, 2003 and 2002. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.


CONSOLIDATED RESULTS OF OPERATIONS
(In thousands of dollars)                      Six Months Ended            As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2003            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                       $57,931        $53,691             7.90%               .97%
Station operating expense *                  39,310         35,497            10.74%               .85%
                                         ------------------------------
Station operating income                     18,621         18,194             2.35%              1.19%
Corporate G&A                                 3,141          2,834            10.83%              N/A
Depreciation                                  3,390          2,975            13.95%              7.86%
Amortization                                    210            250           (16.00%)           (28.00%)
                                         ------------------------------
Operating profit                             11,880         12,135            (2.10%)            (2.15%)
Interest expense                              2,692          2,708             (.59%)
Other (income)expense                          (365)             3             N/A
Income taxes                                  3,675          3,959            (7.17%)
                                         ------------------------------
Net income                                  $ 5,878        $ 5,465             7.56%
                                         ==============================
Basic earnings per share                       $.28           $.27             6.21%
                                         ==============================
Diluted earnings per share                     $.28           $.26             6.76%
                                         ==============================

RADIO BROADCASTING SEGMENT
(In thousands of dollars)                      Six Months Ended            As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2003            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                       $52,200        $47,931             8.91%              1.14%
Station operating expense *                  34,606         30,931            11.88%               .53%
                                         ------------------------------
Station operating income                     17,594         17,000             3.49%              2.27%
Depreciation                                  2,515          2,168            16.01%              7.65%
Amortization                                    203            238           (14.71%)           (27.31%)
                                         ------------------------------
Operating profit                            $14,876        $14,594             1.93%              1.95%


TELEVISION BROADCASTING SEGMENT
(In thousands of dollars)                      Six Months Ended            As-Reported        Same Station
                                                   June 30,                % Increase         % Increase
                                             2003            2002          (Decrease)         (Decrease)
                                         --------------------------------------------------------------------
Net operating revenue                        $5,731         $5,760             (.50%)             (.50%)
Station operating expense *                   4,704          4,566             3.02%              3.02%
                                         ------------------------------
Station operating income                      1,027          1,194           (13.99%)           (13.99%)
Depreciation                                    776            708             9.60%              9.60%
Amortization                                      7             12           (41.67%)           (41.67%)
                                         ------------------------------
Operating profit                            $   244        $   474           (48.52%)           (48.52%)


* Programming, technical, selling and station general and administrative expenses.

      For the six months ended June 30, 2003, net operating revenue was $57,931,000 compared with $53,691,000 for the six months ended June 30, 2002, an increase of $4,240,000 or 8%. Approximately $3,728,000 or 88% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") increased by approximately 1% ($512,000). This increase was primarily the result of an increase in local revenue in our radio segment.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,813,000 or 11% to $39,310,000 for the six months ended June 30, 2003, compared with $35,497,000 for the six months ended June 30, 2002. Of the total increase, approximately $3,515,000 or 92% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense increased by approximately $298,000 or 1% on a same station basis.

      Operating profit decreased by $255,000 or 2% to $11,880,000 for the six months ended June 30, 2003, compared with $12,135,000 for the six months ended June 30, 2002. The decrease was primarily the result of the $4,240,000 increase in net operating revenue offset by the $3,813,000 increase in station operating expense, a $307,000 or 11% increase in corporate general and administrative expense and a $415,000 or 14% increase in depreciation expense as a result of recent acquisitions. The increase in corporate general and administrative expense was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the increase approximately $150,000 in additional legal and accounting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company's ("LLC's") as part of a state tax saving strategy. We anticipate approximately $150,000 in state tax savings per year as a result of the reorganization. The balance of the increases legal, consulting and employee benefit related expenses are primarily the result of recent acquisitions.

      We generated net income in the amount of approximately $5,878,000 ($0.28 per share on a diluted basis) during the six months ended June 30, 2003, compared with net income of $5,465,000 ($0.26 per share on a diluted basis) for the six months ended June 30, 2002, an increase of approximately $413,000. The increase in net income was principally the result of the $255,000 decrease in operating profit offset by a $16,000 decrease in interest expense, a $368,000 decrease in other expense, and a $284,000 decrease in income taxes. The decrease in interest expense was the result of lower interest rates over the prior period. The decrease in other expense was primarily the result of the gains recognized on the sale of two of our AM radio stations in the Columbus, Ohio and Springfield, Illinois markets.

OUTLOOK

      The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

      Based on the economic and market conditions as of August 6, 2003, for the quarter ending September 30, 2003 we anticipate net operating revenue of approximately $31,000,000 to $32,000,000, station operating expense of approximately $19,500,000 to $20,500,000 and station operating income of approximately $11,500,000 to $12,500,000.

      Based on the economic and market conditions as of August 6, 2003, for the year ending December 31, 2003 we anticipate net revenue and station operating income on a pro forma basis to be flat to up 2%.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2003, we had $109,946,000 of long-term debt (including the current portion thereof) outstanding and approximately $20,000,000 of unused borrowing capacity under the Credit Agreement in place at June 30, 2003 (the "Old Credit Agreement").

      Our Old Credit Agreement had three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $8,500,000 senior secured term loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility").

      As of June 30, 2003 we had $100,625,000 outstanding under the Term Loan and $8,146,000 under the Acquisition Facility. The Acquisition Facility was used for permitted acquisitions and to pay related transaction expenses. On March 28, 2003, the Acquisition Facility converted to a five and a half year term loan.

      On July 29, 2003, we entered into a new credit agreement (the "Credit Agreement") to refinance our outstanding debt under the Old Credit Agreement. Our current financing facility (the "Facility") is a $200,000,000 reducing revolving line of credit (the "Reducing Revolver"). The Facility matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries.

      The Reducing Revolver may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2003, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the New Credit Agreement) based on leverage ratios. At June 30, 2003 we have classified our current and non-current portion of long-term debt in accordance with the new Credit Agreement.

      Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank's base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2003) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      We use interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements are used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate.

      At June 30, 2003, we had two separate interest rate swap agreements, each with the following terms:

          o Notional amount of $20,000,000. We pay 3.67% calculated on the notional amount. We receive LIBOR (1.100% at June 30, 2003) calculated on the notional amount of $20,000,000. This agreement expires in September 2003.

      The fair value of these swap agreements at June 30, 2003 was approximately ($260,000), which has been recorded as a liability in our balance sheet.

      Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $496,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the six months ended June 30, 2003. An aggregate increase in interest expense of approximately $1,476,000 has been recognized since the inception of the agreements.

      During the six months ended June 30, 2003 and 2002, we had net cash flows from operating activities of $9,966,000 and $10,250,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On March 11, 2003 we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000. We financed this acquisition through funds generated from operations.

      On March 28, 2003 we acquired an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,000,000. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $1,000,000. We financed this acquisition through borrowings under the Credit Agreement of $8,500,000 and through funds generated from operations.

      On April 1, 2003, we acquired an FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $420,000. We financed this acquisition through funds generated from operations.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In September 2002, we modified our Stock Buy-Back Program so that we may purchase up to $10,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2003, we have repurchased 409,065 shares of our Class A Common Stock for approximately $4,832,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2003 were approximately $4,203,000 ($3,417,000 in 2002). We anticipate capital expenditures in 2003 to be approximately $8,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.


SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2002.

      There have been no material changes to such contracts/commitments during the six months ended June 30, 2003. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

      On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Risk Management Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2002 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

      Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 12, 2003.

          (b)  Not applicable

          (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

               (1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                    Name                             For              Withheld
                    ----                             ---              --------
                    Brian W. Brady*               16,441,640           801,697
                    Jonathan Firestone*           16,441,640           801,697
                    Edward K. Christian           17,260,909         2,342,798
                    Donald Alt                    18,799,444           804,263
                    Kristin Allen                 18,824,092           779,615
                    Gary Stevens                  18,865,648           738,059
                    Robert Maccini                18,822,148           781,559
                       -------------------------------------------------------
                        * Elected by the holders of Class A Common Stock.

               (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2003 was approved with 39,996,950 votes cast for, 849,389 votes cast against, 698 abstentions and 0 broker non-votes.

               (3) The proposal to ratify the adoption by the Board of Directors of the 2003 Employee Stock Option Plan was approved with 34,969,389 votes cast for, 5,269,783 votes cast against, 11,195 abstentions and 596,670 broker non-votes.

          (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4(b) Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.

          31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 and Rule 13-14(b) of the Securities Exchange Act, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 and Rule 13-14(b) of the Securities Exchange Act, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K
                                                                    Financial
                                                                   Statements
          Date            Items Reported                              Filed
          -------     -----------------------------------------    ----------
          4/29/03     Item 9  - Regulation FD Disclosure              None
                      Item 12 - Results of Operations and
                                Financial Condition
          5/27/03     Item 9  - Regulation FD Disclosure              None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SAGA COMMUNICATIONS, INC.


Date: August 14, 2003                 /s/ Samuel D. Bush
                                      ---------------------------------------
                                      Samuel D. Bush
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer)





Date: August 14, 2003                 /s/ Catherine A. Bobinski
                                      ---------------------------------------
                                      Catherine A. Bobinski
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -----------

  4(b) Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.

 31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 and Rule 13-14(b) of the Securities Exchange Act, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 and Rule 13-14(b) of the Securities Exchange Act, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.