Form 10-Q
period 2003-09-30
SAGA COMMUNICATIONS INC
filed 2003-11-14
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11588

Saga Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3042953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan (Address of principal executive offices)	48236 (Zip Code)

Registrant’s telephone number, including area code:
(313) 886-7070

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2003 was 18,501,632 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,192	$5,874
Accounts receivable, net	20,687	21,355
Prepaid expenses	2,140	2,102
Other current assets	2,287	2,117

Total current assets	45,306	31,448
Property and equipment	126,635	120,974
Less accumulated depreciation	(65,280)	(60,813)

Net property and equipment	61,355	60,161
Other assets:
Broadcast licenses, net	113,139	102,699
Goodwill, net	27,378	26,892
Other intangibles, deferred costs	8,487	5,122
And investments, net

Total other assets	149,004	134,713

	$255,665	$226,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,792	$1,265
Other current liabilities	11,800	11,358
Current portion of long-term debt	72	13,308

Total current liabilities	13,664	25,931
Deferred income taxes	17,092	14,064
Long-term debt	120,721	91,920
Other	1,749	1,348
Stockholders’ equity:
Common stock	209	209
Additional paid-in capital	46,903	45,649
Retained earnings	57,738	48,393
Accumulated other comprehensive income	—	(464)
Treasury stock	(2,411)	(728)

Total stockholders’ equity	102,439	93,059

	$255,665	$226,322

Note:	The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands except per share data)

		Unaudited
Net operating revenue	$30,433	$29,783	$88,364	$83,474
Operating expenses:
Programming and technical	7,276	6,753	21,479	19,517
Selling	6,901	6,620	21,702	20,500
Station general and administrative	4,661	4,495	14,967	13,348
Corporate general and administrative	1,794	1,511	4,935	4,345
Depreciation	1,562	1,523	4,952	4,498
Amortization	120	125	330	375

Operating profit	8,119	8,756	19,999	20,891
Other (income) expense:
Interest expense	1,081	1,344	3,773	4,052
Other	1,215	(150)	850	(147)

Income before income tax	5,823	7,562	15,376	16,986
Income tax provision	2,356	3,176	6,031	7,135

Net income	$3,467	$4,386	$9,345	$9,851

Earnings per share:
Basic	$.17	$.21	$.45	$.48

Diluted	$.16	$.21	$.44	$.47

Weighted average common shares	20,810	20,667	20,810	20,590

Weighted average common and common equivalent shares	21,292	21,016	21,303	20,990

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)

	Unaudited
Cash flows from operating activities:
Cash provided by operating activities	$20,244	$20,589
Cash flows from investing activities:
Acquisition of property and equipment	(6,410)	(5,855)
Proceeds from sale of assets	337	606
Increase in intangibles and other assets	(4,974)	(1,376)
Acquisition of stations	(9,170)	(11,753)

Net cash used in investing activities	(20,217)	(18,378)
Cash flows from financing activities:
Proceeds from long-term debt	128,600	—
Payments on long-term debt	(113,656)	(249)
Net proceeds from exercise of stock options	78	1,261
Purchase of shares held in treasury	(731)	—

Net cash provided by financing activities	14,291	1,012

Net increase in cash and cash equivalents	14,318	3,223
Cash and cash equivalents, beginning of period	5,874	11,843

Cash and cash equivalents, end of period	$20,192	$15,066

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2002.

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

Time Brokerage Agreements

      We have entered into Time Brokerage Agreements (“TBAs”) in certain markets. In a typical TBA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBAs under SFAS 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBAs are included in the accompanying consolidated statements of income.

Stock-Based Compensation

      We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      For purposes of the required pro forma disclosures required for stock-based compensation, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands except per share data)
Net income as reported	$3,467	$4,386	$9,345	$9,851
Add back: stock based compensation cost, net of tax	13	10	38	32
Less: pro forma stock based Compensation cost determined under fair value method, net of tax	(526)	(402)	(1,504)	(1,165)

Pro forma net income	$2,954	$3,994	$7,879	$8,718

Pro forma earnings per share:
Basic	$.14	$.19	$.38	$.42

Diluted	$.14	$.19	$.37	$.42

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the current years grants: risk-free interest rate of 3.39%; a dividend yield of 0%; expected volatility of 32.2%; and a weighted average expected life of the options of 7 years.

2.     Recent Accounting Pronouncements

      On January 1, 2003, we adopted SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long lived asset. The adoption of SFAS 143 did not materially impact our financial position or results of operations.

      On January 1, 2003 we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The adoption of SFAS 146 did not materially impact our financial position or results of operations.

      On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 entitled “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and is effective no later than in the first interim or annual period beginning after December 15, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not materially impact our financial position, cash flows, or results of operations related to variable interest entities created after January 31, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements for the provisions impacting variable interest entities created prior to February 1, 2003.

3.     Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Total Comprehensive Income Consists of:	2003	2002	2003	2002

		(In thousands)
Net income	$3,467	$4,386	$9,345	$9,851
Accumulated other comprehensive income (loss):
Change in fair value of derivative instruments, net of taxes	171	(166)	464	(264)

Total comprehensive income	$3,638	$4,220	$9,809	$9,587

      Accumulated Other Comprehensive Income is comprised solely of the changes in the fair value of derivatives at September 30, 2002. Accumulated Other Comprehensive Income is zero at September 30, 2003.

4.     Acquisitions and Dispositions

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

Pending Acquisitions, TBA’s and Shared Services

      On October 1, 2003 we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,000,000 including approximately $1,000,000 of our Class A common stock.

      On October 1, 2003 we entered into an agreement to acquire an AM and FM radio station (WBCO-AM and WQEL-FM) serving the Bucyrus, Ohio market for approximately $2,200,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the first quarter 2004. We began operating these stations under the terms of a TBA on October 1, 2003.

      On March 7, 2003 we entered into an agreement of understanding with Surtsey Productions, Inc. (“Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey will incur in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

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

      On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $420,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest, which was disclosed to our Board prior to its approval of the transaction. The interested director did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm’s length basis. We began operating this station under the terms of a TBA on February 1, 2003, simulcasting WKBK-AM in Keene, New Hampshire.

      On April 1, 2003 we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000.

2002 Acquisitions and Time Brokerage Agreements

      On May 1, 2002, we acquired two FM and two AM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/ FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000.

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

      The condensed consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill. These allocations are preliminary and may change once final

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations are completed. The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2003 and 2002 acquisitions at their respective acquisition dates.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2003 and 2002 Acquisitions

	Acquisitions in

	2003	2002

	(In thousands)
Assets Acquired:
Current assets	$(103)	$901
Property and equipment	(37)	4,113
Other assets:
Broadcast licenses — Radio segment	10,441	15,864
Goodwill — Radio segment	180	6,123
Other intangibles, deferred costs and investments	548	—

Total other assets	11,169	21,987

Total assets acquired	11,029	27,001

Liabilities Assumed:
Current liabilities	488	612
Long term debt	621	—

Total liabilities assumed	1,109	612

Net assets acquired	$9,920	$26,389

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2003 and 2002 assume the 2003 and 2002 acquisitions and dispositions occurred as of January 1, 2002. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Consolidated Results of Operations	2003	2002	2003	2002

	(In thousands except per share data)
Net operating revenue	$30,433	$30,790	$88,364	$87,268
Station operating expense	18,838	18,644	58,148	56,356

Station operating income	11,595	12,146	30,216	30,912
Corporate general and administrative	1,794	1,584	4,935	4,516
Depreciation	1,562	1,598	4,952	4,716
Amortization	120	125	330	375

Operating profit	8,119	8,839	19,999	21,305
Interest expense	1,081	1,416	3,773	4,220
Other	1,215	(150)	850	(147)
Income tax provision	2,356	3,181	6,031	7,239

Net income	$3,467	$4,392	$9,345	$9,993

Basic earnings per share	$.17	$.21	$.45	$.49

Diluted earnings per share	$.16	$.21	$.44	$.47

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Radio Broadcasting Segment	2003	2002	2003	2002

		(In thousands)
Net operating revenue	$27,370	$27,650	$79,570	$78,368
Station operating expense	16,517	16,360	51,123	49,506

Station operating income	10,853	11,290	28,447	28,862
Corporate general and administrative	—	—	—	—
Depreciation	1,163	1,194	3,678	3,505
Amortization	116	119	319	357

Operating profit	$9,574	$9,977	$24,450	$25,000

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Television Broadcasting Segment	2003	2002	2003	2002

		(In thousands)
Net operating revenue	$3,063	$3,140	$8,794	$8,900
Station operating expense	2,321	2,284	7,025	6,850

Station operating income	742	856	1,769	2,050
Corporate general and administrative	—	—	—	—
Depreciation	349	354	1,125	1,062
Amortization	4	6	11	18

Operating profit	$389	$496	$633	$970

5.     Segment Information

      We evaluate the operating performance of our stations individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

      The Radio segment includes all seventy-two of our radio stations and three radio information networks. The Television segment consists of four television stations and three low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate and Other” represents the income and expense not allocated to reportable segments.

      We evaluate performance of our operating entities based on station operating income before corporate general and administrative, depreciation and amortization (“station operating income”). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

Three Months Ended			Corporate
September 30, 2003:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$27,370	$3,063	$—	$30,433
Station operating expense	16,517	2,321	—	18,838

Station operating income	10,853	742	—	11,595
Corporate general and administrative	—	—	1,794	1,794
Depreciation	1,163	349	50	1,562
Amortization	116	4	—	120

Operating profit (loss)	$9,574	$389	$(1,844)	$8,119

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended			Corporate
September 30, 2002:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$26,643	$3,140	$—	$29,783
Station operating expense	15,584	2,284	—	17,868

Station operating income	11,059	856	—	11,915
Corporate general and administrative	—	—	1,511	1,511
Depreciation	1,119	354	50	1,523
Amortization	119	6	—	125

Operating profit (loss)	$9,821	$496	$(1,561)	$8,756

Nine Months Ended			Corporate
September 30, 2003:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$79,570	$8,794	$—	$88,364
Station operating expense	51,123	7,025		58,148

Station operating income	28,447	1,769		30,216
Corporate general and administrative	—	—	4,935	4,935
Depreciation	3,678	1,125	149	4,952
Amortization	319	11	—	330

Operating profit (loss)	$24,450	$633	$(5,084)	$19,999

Total assets	$198,927	$29,335	$27,403	$255,665

Nine Months Ended			Corporate
September 30, 2002:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$74,574	$8,900	$—	$83,474
Station operating expense	46,515	6,850	—	53,365

Station operating income	28,059	2,050	—	30,109
Corporate general and administrative	—	—	4,345	4,345
Depreciation	3,287	1,062	149	4,498
Amortization	357	18	—	375

Operating profit (loss)	$24,415	$970	$(4,494)	$20,891

Total assets	$174,120	$26,375	$18,890	$219,385

6.     Long-Term Debt

      On July 29, 2003, we entered into a new credit agreement (the “Credit Agreement”) with a group of banks, to refinance our outstanding debt under the credit agreement in place at June 30, 2003 (the “Old Credit Agreement”). Our current financing facility (the “Facility”) under the Credit Agreement is a $200,000,000 reducing revolving line of credit (the “Reducing Revolver”). The Reducing Revolver matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $79,900,000 of unused borrowing capacity under the Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1,200,000, pre-tax, due to this refinancing during the quarter ended September 30, 2003.

      The Reducing Revolver was used to refinance our Old Credit Agreement and pay transactional fees. The unused portion of the Reducing Revolver may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. At September 30, 2003 we have classified our current and non-current portion of long-term debt in accordance with the new Credit Agreement.

      Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank’s base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2003) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      Long-term debt consisted of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Credit Agreement:
Reducing Revolver	$120,100	$—
Senior secured term loan facility	—	105,000
Subordinated promissory note. Payments are due monthly, including interest at 10%. The note matures in 2004.	72	148
Other, primarily secured debt of affiliates and covenants not to compete	621	80

	120,793	105,228
Amounts due within one year	72	13,308

	$120,721	$91,920

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future maturities of long-term debt are as follows:

Year Ending December 31,
(In thousands)
2003	$27
2004	45
2005	—
2006	621
2007	—
2008	20,100
Thereafter	100,000

$120,793

7.	Subsequent Events

      On October 1, 2003 we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,000,000 including approximately $1,000,000 of our Class A common stock.

      On October 1, 2003 we entered into an agreement to acquire an AM and FM radio station (WBCO-AM and WQEL-FM) serving the Bucyrus, Ohio market for approximately $2,200,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the first quarter 2004. We began operating these stations under the terms of a TBA on October 1, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

General

      Our financial results are dependent on a number of factors, the most significant of which is the ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio and/or television broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation, programming expenses, solicitation of advertising, and promotion expenses. In addition to these expenses, owning and operating television stations involves the cost of acquiring certain syndicated programming.

      We evaluate performance of our operating entities based on station operating income before corporate general and administrative, depreciation and amortization (“station operating income”). We believe that station operating income is useful because it provides a meaningful comparison of operating performance between companies in the broadcasting industry and serves as an indicator of the market value of a group of stations. Station operating income is generally recognized by the broadcasting industry as a measure of performance and is used by analysts who report on the performance of broadcasting groups. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment, or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the results of operations presented on the basis of accounting principles generally accepted in the United States.

      During the years ended December 31, 2002 and 2001 and the nine month periods ended September 30, 2003 and 2002, our Columbus, Ohio and Milwaukee, Wisconsin stations were the only operating locations representing more than 15% of our station operating income (i.e., net operating revenue less station operating expense). For the years ended December 31, 2002 and 2001, our Columbus stations accounted for 14% and 15%, respectively, and our Milwaukee stations accounted for 22% and 23%, respectively, of station operating income. For the nine months ended September 30, 2003 and 2002, our Columbus stations accounted for 13% and 15%, respectively, and our Milwaukee stations accounted for 23% and 23%, respectively, of station operating income. While radio revenues in each of the Columbus and Milwaukee markets have remained relatively stable historically, an adverse change in these radio markets or in the relative market position of these locations could have a significant impact on our operating results as a whole.

      Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong listener/viewer loyalty. We believe that the diversification of formats on our radio stations helps to insulate us from the effects of changes in musical tastes of the public on any particular format.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each station’s sales staff. For the nine months ended September 30, 2003 and 2002, approximately 81% of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our stations.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which comprise the first quarter.

      As a result of acquisitions, as of September 30, 2003 we owned and/or operated seventy-two radio stations, four TV stations, three LPTV stations, and three radio information networks. As of September 30, 2002 we owned and/or operated sixty-three radio stations, four TV stations, three LPTV stations and three radio information networks.

      From January 1, 2002 to September 30, 2003, we have acquired/disposed of the following stations or entered into Time Brokerage Agreements (“TBAs”) for stations serving the markets indicated:

•	May 1, 2002: we acquired an AM and FM radio stations (WKBK-AM, WKNE-FM) serving the Keene, New Hampshire market, and an Am and FM radio station (WKVT-AM/ FM) serving the Brattleboro, Vermont market, for approximately $9,400,000.

•	July 1, 2002: we acquired an AM and FM radio station (WZBK-AM and WOQL-FM) serving the Keene, New Hampshire market for approximately $2,740,000.

•	November 1, 2002: we acquired three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for approximately $12,745,000 including approximately $2,245,000 of our Class A common stock.

•	November 1, 2002: we entered into a TBA and a sub-TBA for WISE-AM and WOXL-FM, respectively, serving the Asheville, North Carolina market.

•	November 1, 2002: we acquired an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000.

•	March 11, 2003: we acquired one AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

•	March 28, 2003: we acquired one FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,000,000. In conjunction with this transaction we sole one our AM radio stations (WVKO-AM) serving the Columbus, Ohio market for approximately $1,000,000.

•	On April 1, 2003: we acquired one FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $400,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change.

•	On April 1, 2003: we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000.

      For additional information with respect to these acquisitions and dispositions, see “Liquidity and Capital Resources” below.

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      The following tables summarize our results of operations for the three months ended September 30, 2003 and 2002. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

Consolidated Results of Operations

	Three Months Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands
	except per share data)
Net operating revenue	$30,433	$29,783	2.18%	(2.54)%
Station operating expense*	18,838	17,868	5.43%	(0.83)%

Station operating income	11,595	11,915	(2.69)%	(5.11)%
Corporate G&A	1,794	1,511	18.73%	N/A
Depreciation	1,562	1,523	2.56%	(2.23)%
Amortization	120	125	(4.0)%	(28.00)%

Operating profit	8,119	8,756	(7.28)%	(9.41)%
Interest expense	1,081	1,344	(19.57)%
Other (income) expense	1,215	(150)	N/A
Income taxes	2,356	3,176	(25.82)%

Net income	$3,467	$4,386	(20.95)%

Basic earnings per share	$.17	$.21	(21.83)%

Diluted earnings per share	$.16	$.21	(21.34)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$27,370	$26,643	2.73%	(2.56)%
Station operating expense*	16,517	15,584	5.99%	(0.63)%

Station operating income	10,853	11,059	(1.86)%	(5.27)%
Depreciation	1,163	1,119	3.93%	(2.59)%
Amortization	116	119	(2.52)%	(27.73)%

Operating profit	$9,574	$9,821	(2.52)%	(5.30)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$3,063	$3,140	(2.45)%	(2.45)%
Station operating expense*	2,321	2,284	1.62%	(2.23)%

Station operating income	742	856	(13.32)%	(3.04)%
Depreciation	349	354	(1.41)%	(1.41)%
Amortization	4	6	(33.33)%	(33.33)%

Operating profit	$389	$496	(21.57)%	(3.83)%

*	Programming, technical, selling and station general and administrative expenses.

      For the three months ended September 30, 2003, net operating revenue was $30,433,000 compared with $29,783,000 for the three months ended September 30, 2002, an increase of $650,000 or 2%. Approximately $1,405,000 of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station”) decreased by approximately 2.5% ($755,000). This decrease was primarily the result of a decrease in political advertising revenue at a majority of our stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $970,000 or 5% to $18,838,000 for the three months ended September 30, 2003, compared with $17,868,000 for the three months ended September 30, 2002. Of the total increase, approximately $1,118,000 or 115% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense decreased by approximately $148,000 or 1% on a same station basis.

      Operating profit decreased by $637,000 or 7% to $8,119,000 for the three months ended September 30, 2003, compared with $8,756,000 for the three months ended September 30, 2002. The decrease was primarily the result of the $650,000 increase in net operating revenue offset by the $970,000 increase in station operating expense, and a $283,000 or 19% increase in corporate general and administrative expense. The increase in corporate general and administrative expense was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the increase approximately $125,000 or 44% in additional legal and accounting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company’s (“LLC’s”) as part of a state tax saving strategy. The balance of the increases legal, consulting and employee benefit related expenses are primarily the result of recent acquisitions.

      We generated net income in the amount of approximately $3,467,000 ($0.17 per share on a diluted basis) during the three months ended September 30, 2003, compared with net income of $4,386,000 ($0.21 per share on a diluted basis) for the three months ended September 30, 2002, a decrease of approximately $919,000. The decrease in net income was principally the result of the $637,000 decrease in operating profit and a $1,365,000 increase in other expense, offset by a $263,000 decrease in interest expense an $820,000 decrease in income taxes. The increase in other expense was primarily attributable to a $1,200,000 charge incurred for the write-off of unamortized debt issuance costs in conjunction with our Old Credit Agreement. See Note 6 of the Notes to Condensed Consolidated Financial Statements. The decrease in interest expense was the result of lower interest rates over the prior period.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      The following tables summarize our results of operations for the nine months ended September 30, 2003 and 2002. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands
	except per share data)
Net operating revenue	$88,364	$83,474	5.86%	(0.12)%
Station operating expense*	58,148	53,365	8.96%	0.26%

Station operating income	30,216	30,109	0.36%	(0.79)%
Corporate G&A	4,935	4,345	13.58%	N/A
Depreciation	4,952	4,498	10.09%	4.32%
Amortization	330	375	(12.00)%	(28.27)%

Operating profit	19,999	20,891	(4.27)%	(4.45)%
Interest expense	3,773	4,052	(6.89)%
Other (income)expense	850	(147)	N/A
Income taxes	6,031	7,135	(15.47)%

Net income	$9,345	$9,851	(5.14)%

Basic earnings per share	$.45	$.48	(6.32)%

Diluted earnings per share	$.44	$.47	(5.84)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$79,570	$74,574	6.70%	0.01%
Station operating expense*	51,123	46,515	9.91%	0.10%

Station operating income	28,447	28,059	1.38%	(0.14)%
Depreciation	3,678	3,287	11.90%	3.99%
Amortization	319	357	(10.64)%	(27.73)%

Operating profit	$24,450	$24,415	0.14%	(0.29)%

Television Broadcasting Segment

	Nine Months
	Ended
	September 30,		As-Reported	Same Station
			% Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$8,794	$8,900	(1.19)%	(1.19)%
Station operating expense*	7,025	6,850	2.55%	1.28%

Station operating income	1,769	2,050	(13.71)%	(9.46)%
Depreciation	1,125	1,062	5.93%	5.93%
Amortization	11	18	(38.89)%	(38.89)%

Operating profit	$633	$970	(34.74)%	(25.77)%

*	Programming, technical, selling and station general and administrative expenses.

      For the nine months ended September 30, 2003, net operating revenue was $88,364,000 compared with $83,474,000 for the nine months ended September 30, 2002, an increase of $4,890,000 or 6%. Approximately $4,988,000 or 102% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station”) was relatively flat (decreased by approximately .1% ($98,000).

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $4,783,000 or 9% to $58,148,000 for the nine months ended September 30, 2003, compared with $53,365,000 for the nine months ended September 30, 2002. Of the total increase, approximately $4,648,000 or 97% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense increased by approximately $135,000 or .3% on a same station basis.

      Operating profit decreased by $892,000 or 4% to $19,999,000 for the nine months ended September 30, 2003, compared with $20,891,000 for the nine months ended September 30, 2002. The increase was primarily the result of the $4,890,000 increase in net operating revenue offset by the $4,783,000 increase in station operating expense, a $590,000 increase in corporate general and administrative and a $454,000 increase in depreciation expense. The increase in corporate general and administrative was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the increase approximately $275,000 in additional legal and accounting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company’s (“LLC’s”) as part of a state tax saving strategy. The balance of the increases in legal, consulting and employee benefit related expenses are primarily the result of recent acquisitions.

      We generated net income in the amount of approximately $9,345,000 ($0.44 per share on a diluted basis) during the nine months ended September 30, 2003, compared with net income of $9,851,000 ($0.47 per share on a diluted basis) for the nine months ended September 30, 2002, a decrease of approximately $506,000. The decrease in net income was principally the result of the $892,000 decrease in operating profit and a $1,104,000 increase in other expense, offset a $279,000 decrease in interest expense and a $506,000 decrease in income taxes. The increase in other expense was primarily attributable to a $1,200,000 charge incurred for the write-off of unamortized debt issuance costs in conjunction with our Old Credit Agreement offset by gains recognized on the sale of two of our AM radio stations in the Columbus, Ohio and Springfield, Illinois markets. See Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements. The decrease in interest expense was the result of lower interest rates over the prior period.

Outlook

      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.

      Based on the economic and market conditions as of November 6, 2003, for the year ending December 31, 2003 we anticipate net revenue and station operating income on a pro forma basis to range from flat to up 2%.

Forward-Looking Statements

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

      For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

      As of September 30, 2003, we had $120,793,000 of long-term debt (including the current portion thereof) outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement.

      On July 29, 2003, we entered into a new credit agreement (the “Credit Agreement”) to refinance our outstanding debt under the Old Credit Agreement. Our current financing facility (the “Facility”) is a $200,000,000 reducing revolving line of credit (the “Reducing Revolver”). The Facility matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

      The Reducing Revolver may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the New Credit Agreement) based on leverage ratios. At September 30, 2003 we have classified our current and non-current portion of long-term debt in accordance with the new Credit Agreement.

      Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank’s base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2003) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

      We may use interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in September, 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At September 30, 2003 we had no interest rate swap agreements in place.

      In September 2003, the following two separate interest rate swap agreements expired, each agreement had the following terms:

•	Notional amount of $20,000,000. We paid 3.67% calculated on the notional amount. We received LIBOR (1.100% at September 10, 2003) calculated on the notional amount of $20,000,000. These agreements expired in September 2003.

      Net receipts or payments under the agreements were recognized as an adjustment to interest expense. Approximately $756,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the nine months ended September 30, 2003. An aggregate increase in interest expense of approximately $1,736,000 has been recognized since the inception of the agreements.

      During the nine months ended September 30, 2003 and 2002, we had net cash flows from operating activities of $20,244,000 and $9,966,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

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

      In September 2002, our Board of Directors approved a modification of our Stock Buy-Back Program allowing us to purchase up to $10,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2003, we have repurchased 508,165 shares of our Class A Common Stock for approximately $6,690,000.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2003 were approximately $6,410,000 ($5,855,000 for the nine months ended September 30, 2002). We anticipate capital expenditures in 2003 to be approximately $8,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2002.

      With the exception of our new Credit Agreement disclosed in Note 6, there have been no material changes to such contracts/commitments during the nine months ended September 30, 2003. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

      On January 1, 2003, we adopted SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and/or the normal operation of a long lived asset. The adoption of SFAS 143 did not materially impact our financial position, cash flows or results of operations.

      On January 1, 2003 we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The adoption of SFAS 146 did not materially impact our financial position, cash flows or results of operations.

      On January 1, 2003 we adopted the initial recognition provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), entitled “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. We adopted the disclosure requirements of FIN 45 in 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not materially impact our financial position, cash flows or results of operations. See Note 4 for a guarantee that we entered into on March 7, 2003.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 entitled “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and is effective no later than the first interim or annual period beginning after December 15, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not materially impact our financial position, cash flows, or results of operations related to variable interest entities created after January 31, 2003. We have not yet determined what the effect, if any, this interpretation will have on our financial statements for the provisions impacting variable interest entities created prior to February 1, 2003.

Inflation

      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2002 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(b)	On July 29, 2003, we entered into a new $200,000,000 reducing revolving line of credit maturing on July 29, 2010. The terms of the line of credit contain a number of financial covenants which, among other provisions, impose certain limitations on us with respect to the payment of dividends and distributions.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Financial Statements
Date	Items Reported	Filed

8/07/03	Item 7 — Financial Statements and Exhibits
	Item 12 — Results of Operations and Financial Condition	None
8/26/03	Item 5 — Other Events	None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

/s/ SAMUEL D. BUSH _______________________________________ Samuel D. Bush
Senior Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer)

Date: November 13, 2003

/s/ CATHERINE A. BOBINSKI _______________________________________ Catherine A. Bobinski
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 13, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.