Form 10-K
period 2003-12-31
SAGA COMMUNICATIONS INC
filed 2004-03-15
CIK 886136

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

               TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                     -----------------------------------------
       Class A Common Stock, $.01 par value                     New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes [X]     No [ ]

     Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $19.45 per share (the closing price of the Class A Common Stock on June 30, 2003 on the American Stock Exchange): $357,985,837.

     The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 5, 2004 was 18,442,780 and 2,360,370, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 29, 2004) is incorporated by reference in Part III hereof.

                           SAGA COMMUNICATIONS, INC.
                          2003 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................     2
Item 2.          Properties..................................................    20
Item 3.          Legal Proceedings...........................................    20
Item 4.          Submission of Matters to a Vote of Security Holders.........    20

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    21
Item 6.          Selected Financial Data.....................................    23
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    25
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................    38
Item 8.          Financial Statements and Supplementary Data.................    38
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................    38
Item 9A.         Controls and Procedures.....................................    38

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........    39
Item 11.         Executive Compensation......................................    39
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................    39
Item 13.         Certain Relationships and Related Transactions..............    39
Item 14.         Principal Accountant Fees and Services......................    39

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................    40
Financial Statements.........................................................   F-1
Signatures...................................................................
Exhibit Index>...............................................................

                                     PART I

ITEM 1.  BUSINESS

     We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations.

RECENT DEVELOPMENTS

     Since January 1, 2003, we have entered into the following transactions regarding acquisitions, dispositions, Time Brokerage Agreements ("TBAs"), and Shared Services Agreements for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2003:

     - On March 7, 2003, we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey has incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the Federal Communications Commission's ("FCC's") ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our President and CEO.

     - On March 11, 2003, we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

     - On March 28, 2003, we acquired an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,432,000. We began operating this station under the terms of a TBA on January 1, 2003. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. The buyer began brokering time on WVKO under the terms of a TBA on January 1, 2003. We recognized a gain on the disposal of this station of approximately $425,000.

     - On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest, which was disclosed to our Board prior to its approval of the transaction. The interested director did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm's length basis. We began operating this station under the terms of a TBA on February 1, 2003.

     - On April 1, 2003, we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. We recognized a gain on the sale of the station of approximately $29,000.

     - On October 1, 2003, we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock plus up to an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

     - On November 17, 2003, we acquired an AM radio station (WIDE-AM) serving the Portland, Maine market for approximately $386,000. We began operating this station under the terms of a TBA on August 1, 2003.

     - On December 1, 2003, we acquired an FM and AM radio station (WQEL-FM and WBCO-AM) serving the Bucyrus, Ohio market for approximately $2,375,000. We began operating these stations under the terms of a TBA on October 1, 2003.

     In addition, the following transactions were either pending at December 31, 2003 or were entered into subsequent to that date:

     - On December 22, 2003, we entered into an agreement to acquire three FM radio stations (WRSI-FM, WPVQ-AM and WRSY-FM) serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000. This transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2004.

     - On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for approximately $10,000,000. We are currently providing programming to WISE-AM under a TBA and to WOXL-FM under a Sub-TBA. These transactions are subject to the approval of the FCC and have been contested; however we expect to get approval and close on the acquisitions during the fourth quarter 2004.

     - On January 23, 2004, we entered into an agreement to acquire the Minnesota News Network and the Minnesota Farm Network for approximately $3,250,000. We acquired these networks on March 1, 2004.

     For additional information with respect to these acquisitions and disposals, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

BUSINESS

     As of February 29, 2004 we owned and/or operated five television stations and three low-power television stations serving three markets, three state radio networks, and forty-nine FM and twenty-seven AM radio stations serving twenty-one markets, including Columbus, Ohio; Norfolk, Virginia; Manchester, New Hampshire and Milwaukee, Wisconsin.

     The following table sets forth information about our radio stations and the markets they serve as of February 29, 2004:

                                                2003        2003                                  FALL 2003
                                               MARKET      MARKET                                  TARGET
                                              RANKING      RANKING                              DEMOGRAPHICS
                                              BY RADIO    BY RADIO                               RANKING (BY       TARGET
STATION                     MARKET(A)        REVENUE(B)   MARKET(B)       STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
-------                     ---------        ----------   ---------       --------------        -------------   ------------
FM:
WSNY.................  Columbus, OH              30           35      Adult Contemporary               2        Women 25-54
WODB.................  Columbus, OH              30           35      Oldies                           7        Adults 45-64
WJZA.................  Columbus, OH              30           35      Smooth Jazz                     11(d)     Adults 35-54
WJZK.................  Columbus, OH              30           35      Smooth Jazz                     11(d)     Adults 35-54
WKLH.................  Milwaukee, WI             34           33      Classic Hits                     1        Men 35-49
WLZR.................  Milwaukee, WI             34           33      Active Rock                      1        Men 18-34
WJMR-FM..............  Milwaukee, WI             34           33      Urban Adult                      2(e)     Women 25-49
                                                                      Contemporary
WFMR.................  Milwaukee, WI             34           33      Classical                        8        Adults 45+
WNOR.................  Norfolk, VA               41           40      Active Rock                      1        Men 18-34
WAFX.................  Norfolk, VA               41           40      Classic Hits                     1        Men 35-49
KSTZ.................  Des Moines, IA            76           91      Hot Adult Contemporary           1        Women 25-44
KIOA.................  Des Moines, IA            76           91      Oldies                           2        Adults 45-64
KAZR.................  Des Moines, IA            76           91      Active Rock                      1        Men 18-34

                                                2003        2003                                  FALL 2003
                                               MARKET      MARKET                                  TARGET
                                              RANKING      RANKING                              DEMOGRAPHICS
                                              BY RADIO    BY RADIO                               RANKING (BY       TARGET
STATION                     MARKET(A)        REVENUE(B)   MARKET(B)       STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
-------                     ---------        ----------   ---------       --------------        -------------   ------------
KLTI.................  Des Moines, IA            76           91      Soft Adult Contemporary          2        Women 35-54
WZID.................  Manchester, NH           103          186      Adult Contemporary               1        Adults 25-54
WQLL.................  Manchester, NH           103          186      Oldies                           2        Adults 45-64
WAQY.................  Springfield, MA          102           81      Classic Rock                     1        Men 25-49
WLZX.................  Springfield, MA          102           81      Active Rock                      2(e)     Men 18-34
WHAI.................  Greenfield, MA           N/A          N/A      Adult Contemporary               1        Women 18+
WMGX.................  Portland, ME             116          165      Adult Contemporary               1        Women 25-54
WYNZ.................  Portland, ME             116          165      Oldies                           1        Adults 45-64
WPOR.................  Portland, ME             116          165      Country                          1        Adults 35+
WLRW.................  Champaign, IL            154          216      Hot Adult Contemporary           2        Women 18-44
WIXY.................  Champaign, IL            154          216      Country                          1        Adults 25-54
WKIO.................  Champaign, IL            154          216      Oldies                           4        Adults 45-64
WYMG.................  Springfield, IL          161          206      Classic Hits                   N/R        Men 25-54
WQQL.................  Springfield, IL          161          206      Oldies                         N/R        Adults 45-64
WDBR.................  Springfield, IL          161          206      Contemporary Hits              N/R        Women 18-34
WMHX.................  Springfield, IL          161          206      Adult Contemporary             N/R        Women 25-54
WOXL.................  Asheville, NC            176          160      Oldies                           2        Adults 35-64
WNAX.................  Yankton, SD              209          261      Country                        N/S        Adults 35+
KDEZ.................  Jonesboro, AR            249          280      Classic Rock                     1        Men 25-54
KDXY.................  Jonesboro, AR            249          280      Country                          1        Adults 25-54
KJBX.................  Jonesboro, AR            249          280      Adult Contemporary               2        Women 25-54
WCVQ.................  Clarksville-             259          204      Hot Adult Contemporary           2(e)     Women 25-54
                       Hopkinsville, TN-KY
WVVR.................  Clarksville-             259          204      Country                          3(e)     Adults 25-54
                       Hopkinsville, TN-KY
WZZP.................  Clarksville-             259          204      Active Rock                      2        Men 18-34
                       Hopkinsville, TN-KY
WJOI.................  Springfield, TN          N/A          N/A      Contemporary Christian         N/R        Adults 18+
KISM.................  Bellingham, WA           N/A          N/A      Classic Rock                   N/R        Men 25-49
KAFE.................  Bellingham, WA           N/A          N/A      Adult Contemporary             N/R        Women 25-54
KICD.................  Spencer, IA              N/A          N/A      Country                        N/R        Adults 35+
KLLT.................  Spencer, IA              N/A          N/A      Adult Contemporary             N/R        Women 25-54
KMIT.................  Mitchell, SD             N/A          N/A      Country                        N/R        Adults 35+
KUQL.................  Mitchell, SD             N/A          N/A      Oldies                         N/R        Adults 45-64
WKVT.................  Brattleboro, VT          N/A          N/A      Classic Rock                   N/R        Men 25-49
WKNE.................  Keene, NH                N/A          N/A      Hot Adult Contemporary         N/R        Women 25-54
WOQL.................  Keene, NH                N/A          N/A      Oldies                         N/R        Adults 45-64
WINQ.................  Keene, NH                N/A          N/A      Country                        N/R        Adults 35+
WQEL.................  Bucyrus, OH              N/A          N/A      Classic Hits                   N/R        Men 25-54

(footnotes on next page)

                                                2003        2003                                  FALL 2003
                                               MARKET      MARKET                                  TARGET
                                              RANKING      RANKING                              DEMOGRAPHICS
                                              BY RADIO    BY RADIO                               RANKING (BY       TARGET
STATION                     MARKET(A)        REVENUE(B)   MARKET(B)       STATION FORMAT        LISTENERS)(C)   DEMOGRAPHICS
-------                     ---------        ----------   ---------       --------------        -------------   ------------
AM:
WJYI.................  Milwaukee, WI             34           33      Contemporary Christian         N/A        Adults 18+
WJOI.................  Norfolk, VA               41           40      Nostalgia                      N/A        Adults 45+
KRNT.................  Des Moines, IA            76           91      Nostalgia/Sports                 5        Adults 45+
KPSZ.................  Des Moines, IA            76           91      Contemporary Christian         N/A        Adults 18+
WFEA.................  Manchester, NH           103          186      Adult Standards                  2        Adults 45+
WHNP.................  Springfield, MA          102           81      News/Talk                       14(e)(d)  Adults 35+
WHMP.................  Northampton, MA          102           81      News/Talk                       14(e)(d)  Adults 35+
WHMQ.................  Greenfield, MA           N/A          N/A      News/Talk                       14(e)(d)  Adults 35+
WGAN.................  Portland, ME             116          165      News/Talk                        3        Adults 35+
WZAN.................  Portland, ME             116          165      News/Talk                        8(e)     Men 35-54
WBAE.................  Portland, ME             116          165      Nostalgia                      N/A        Adults 45+
WVAE.................  Portland, ME             116          165      Nostalgia/Sports               N/A        Adults 35+
WTAX.................  Springfield, IL          161          206      News/Talk                      N/S        Adults 35+
WISE.................  Asheville, NC            176          160      News/Talk                        7(e)     Adults 35+
WOXL-AM..............  Asheville, NC            176          160      Oldies                           2(d)     Adults 35-64
WNAX.................  Yankton, SD              209          261      News/Talk                      N/S        Adults 35+
WJQI.................  Clarksville-             259          204      Contemporary Christian         N/A        Adults 18+
                       Hopkinsville, TN-KY
WKFN.................  Clarksville-             259          204      Sports                         N/A        Men 18+
                       Hopkinsville, TN-KY
WJQY.................  Springfield, TN          N/A          N/A      Contemporary Christian         N/R        Adults 18+
KGMI.................  Bellingham, WA           N/A          N/A      News/Talk                      N/R        Adults 35+
KPUG.................  Bellingham, WA           N/A          N/A      Sports/Talk                    N/R        Men 18+
KBAI.................  Bellingham, WA           N/A          N/A      Adult Standards                N/R        Adults 45+
KICD.................  Spencer, IA              N/A          N/A      News/Talk                      N/R        Adults 35+
WKVT.................  Brattleboro, VT          N/A          N/A      News/Talk                      N/R        Adults 35+
WKBK.................  Keene, NH                N/A          N/A      News/Talk                      N/R        Adults 35+
WZBK.................  Keene, NH                N/A          N/A      News/Talk                      N/R        Men 35-54
WBCO.................  Bucyrus, OH              N/A          N/A      Full Service/Oldies            N/R        Adults 45+

---------------

(a) Actual city of license may differ from metropolitan market actually served.
(b)  Derived from Investing in Radio 2003 Market Report.
(c)  Information derived from most recent available Arbitron
     Radio Market Report.
(d) Since stations are simulcast, ranking information pertains to the combined stations.
(e)  Tied for position.
N/A  Information is currently not available.
N/R  Station does not appear in Arbitron Radio Market Report.
N/S  Station is a non-subscriber to the Arbitron Radio Market
     Report.

     The following table sets forth information about our television stations and the markets they serve as of February 29, 2004:

                                          2003 MARKET                           FALL 2003
                                          RANKING BY                         STATION RANKING
                                         NUMBER OF TV         STATION         (BY NUMBER OF
STATION             MARKET(A)            HOUSEHOLDS(B)       AFFILIATE         VIEWERS)(B)
-------             ---------            -------------   -----------------   ---------------
KOAM.....  Joplin, MO -- Pittsburg, KS        145        CBS                     1
KFJX(d)... Joplin, MO -- Pittsburg, KS        145        FOX                    N/A
WXVT.....  Greenwood -- Greenville, MS        182        CBS                     2
KAVU.....  Victoria, TX                       204        ABC                     1
KVCT(c)... Victoria, TX                       204        FOX                     2
KUNU-LP... Victoria, TX                       204        Univision               3
KVTX-LP... Victoria, TX                       204        Telemundo               5
KXTS-LP... Victoria, TX                       204        NBC                     4

---------------

(a) Actual city of license may differ from metropolitan market actually served.
(b) Derived from Investing in Television Market Report 2003, based on A.C. Nielson ratings and data.
(c)  Station operated under the terms of a TBA.
(d)  Station operated under the terms of a Shared Services
     Agreement.
N/A  Information is currently unavailable.

STRATEGY

     Our strategy is to operate top billing radio and television stations in mid-sized markets. We seek to operate in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of February 29, 2004, we believe we owned and/or operated at least one of the top three billing stations in each of our radio and television markets for which independent data exists.

     Based on the most recent information available, 15 of our 32 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners), and 2 of our 7 television stations were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market's advertising revenues. As a result, a station's revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser's given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener or viewer rating service.

     Our radio stations employ a variety of programming formats, including Classic Hits, Adult Contemporary, Album Oriented Rock, News/Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

     Our television stations are comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate and one Telemundo affiliate. In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.

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

     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), a company is now permitted to own as many as 8 radio stations in a single market. See "Federal Regulation of Radio and Television Broadcasting." The Telecommunications Act also eliminated the limitations on the total number of radio stations one organization can own. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the "Communications Act") and FCC rules. Although we review acquisition opportunities on an ongoing basis, we have no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed.

ADVERTISING SALES

     Our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. The number of advertisements broadcast on our television stations may be limited by certain network affiliation and syndication agreements and, with respect to children's programs, federal regulation. We determine the number of advertisements broadcast hourly that can maximize a station's available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

     Advertising rates charged by radio and television stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio and television advertising time, and other qualitative factors including rates charged by competing radio and television stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours, while television advertising rates are generally higher during prime time evening viewing periods. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market.

     Approximately $109,666,000 or 81% of our gross revenue for the year ended December 31, 2003 (approximately $102,849,000 or 80% in fiscal 2002 and approximately $93,021,000 or 81% in fiscal 2001) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

     Each of our stations also engage national independent sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2003 was approximately $25,470,000 or 19% of our gross revenue (approximately $25,111,000 or 20% in fiscal 2002 and approximately $21,678,000 or 19% in fiscal 2001).

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

     The radio and television broadcasting industries are also subject to competition from new media technologies that may be developed or introduced, such as the delivery of audio programming by cable and satellite television systems, direct reception from satellites, and streaming of audio on the internet. We cannot predict what effect, if any, any of these new technologies may have on us or the broadcasting industry.

SEASONALITY

     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, is generally lowest is the first quarter.

EMPLOYEES

     As of December 31, 2003, we had approximately 830 full-time employees and 359 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

     We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

AVAILABLE INFORMATION

     You can find more information about us at our Internet website located at www.sagacommunications.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").

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

     License Renewal. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its "two-step" renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed by third parties for the FCC to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the "two-step" renewal process. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.

     The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station's FCC license expires:

                                                  POWER          EXPIRATION DATE OF
STATION                 MARKET(1)               (WATTS)(2)       FCC AUTHORIZATION
-------                 ---------               ----------       ------------------
FM:
WSNY.......  Columbus, OH                          50,000        October 1, 2004
WODB.......  Columbus, OH                           6,000        October 1, 2004
WJZA.......  Columbus, OH                           6,000        October 1, 2004
WJZK.......  Columbus, OH                           6,000        October 1, 2004
WQEL.......  Bucyrus, OH                            3,000        October 1, 2004
WKLH.......  Milwaukee, WI                         50,000        December 1, 2004
WLZR.......  Milwaukee, WI                         50,000        December 1, 2004
WFMR.......  Milwaukee, WI                          6,000        December 1, 2004
WJMR.......  Milwaukee, WI                          6,000        December 1, 2004
WNOR.......  Norfolk, VA                           50,000        October 1, 2011
WAFX.......  Norfolk, VA                          100,000        October 1, 2011
KSTZ.......  Des Moines, IA                       100,000        February 1, 2005
KIOA.......  Des Moines, IA                       100,000        February 1, 2005
KAZR.......  Des Moines, IA                       100,000        February 1, 2005
KLTI.......  Des Moines, IA                       100,000        February 1, 2005
WMGX.......  Portland, ME                          50,000        April 1, 2006
WYNZ.......  Portland, ME                          25,000        April 1, 2006
WPOR.......  Portland, ME                          50,000        April 1, 2006
WLZX.......  Northampton, MA                        6,000        April 1, 2006
WAQY.......  Springfield, MA                       50,000        April 1, 2006
WZID.......  Manchester, NH                        50,000        April 1, 2006
WQLL.......  Manchester, NH                         6,000        April 1, 2006



(footnotes follow tables)

                                                  POWER          EXPIRATION DATE OF
STATION                 MARKET(1)               (WATTS)(2)       FCC AUTHORIZATION
-------                 ---------               ----------       ------------------
WYMG.......  Springfield, IL                       50,000        December 1, 2004
WQQL.......  Springfield, IL                       50,000        December 1, 2004
WDBR.......  Springfield, IL                       50,000        December 1, 2004
WMHX.......  Springfield, IL                       25,000        December 1, 2004
WLRW.......  Champaign, IL                         50,000        December 1, 2004
WIXY.......  Champaign, IL                         25,000        December 1, 2004
WKIO.......  Urbana, IL                            25,000        December 1, 2004
WNAX.......  Yankton, SD                          100,000        April 1, 2005
KISM.......  Bellingham, WA                       100,000        February 1, 2006
KAFE.......  Bellingham, WA                       100,000        February 1, 2006
KICD.......  Spencer, IA                          100,000        February 1, 2005
KLLT.......  Spencer, IA                           25,000        February 1, 2005
WCVQ.......  Clarksville,TN/Hopkinsville, KY      100,000        August 1, 2004
WZZP.......  Clarksville,TN/Hopkinsville, KY        6,000        August 1, 2004
WVVR.......  Clarksville,TN/Hopkinsville, KY      100,000        August 1, 2004
KMIT.......  Mitchell, SD                         100,000        April 1, 2005
KUQL.......  Mitchell, SD                         100,000        April 1, 2005
WHAI.......  Greenfield, MA                         3,000        April 1, 2006
WKNE.......  Keene, NH                             50,000        April 1, 2006
WRSI(6)....  Northampton, MA                        3,000        April 1, 2006
WRSY(6)....  Brattleboro, VT                        3,000        April 1, 2006
WPVQ(6)....  Greenfield, MA                         3,000        April 1, 2006
WKVT.......  Brattleboro, VT                        6,000        April 1, 2006
WOQL.......  Keene, NH                              6,000        April 1, 2006
WOXL(6)(7)(8)... Asheville, NC                     25,000        N/A(8)
WINQ(9)....  Keene, NH                              3,000        April 1, 2006
WEGI(10)...  Springfield/Clarksville, TN            6,000        August 1, 2004
KDEZ.......  Jonesboro, AR                         50,000        June 1, 2004
KDXY.......  Jonesboro, AR                         25,000        June 1, 2004
KJBX.......  Jonesboro, AR                          6,000        June 1, 2004

                                                  POWER          EXPIRATION DATE OF
STATION                 MARKET(1)               (WATTS)(2)       FCC AUTHORIZATION
-------                 ---------               ----------       ------------------
AM:
WJYI.......  Milwaukee, WI                          1,000        December 1, 2004
WJOI.......  Norfolk, VA                            1,000        October 1, 2011
KRNT.......  Des Moines, IA                         5,000        February 1, 2005
KPSZ.......  Des Moines, IA                        10,000        February 1, 2005
WGAN.......  Portland, ME                           5,000        April 1, 2006
WZAN.......  Portland, ME                           5,000        April 1, 2006
WBAE.......  Portland, ME                           1,000        April 1, 2006
WVAE.......  Portland, ME                           1,000        April 1, 2006
WHNP.......  Springfield, MA                        2,500(5)     April 1, 2006



(footnotes follow tables)

                                                  POWER          EXPIRATION DATE OF
STATION                 MARKET(1)               (WATTS)(2)       FCC AUTHORIZATION
-------                 ---------               ----------       ------------------
WHMP.......  Northampton, MA                        1,000        April 1, 2006
WFEA.......  Manchester, NH                         5,000        April 1, 2006
WTAX.......  Springfield, IL                        1,000        December 1, 2004
WNAX.......  Yankton, SD                            5,000        April 1, 2005
KGMI.......  Bellingham, WA                         5,000        February 1, 2006
KPUG.......  Bellingham, WA                        10,000        February 1, 2006
KBAI.......  Bellingham, WA                         1,000(5)     February 1, 2006
KICD.......  Spencer, IA                            1,000        February 1, 2005
WKFN.......  Fort Campbell, KY                      1,000(5)     August 1, 2004
WDXN.......  Clarksville, TN                        1,000(5)     August 1, 2004
WHMQ.......  Greenfield, MA                         1,000        April 1, 2006
WKBK.......  Keene, NH                              5,000        April 1, 2006
WZBK.......  Keene, NH                              1,000(5)     April 1, 2006
WKVT.......  Brattleboro, VT                        1,000        April 1, 2006
WISE(6)(7)... Asheville, NC                         5,000(5)     December 1, 2011
WOXL
  (AM).....  Asheville, NC                          5,000(5)     December 1, 2011
WJQY.......  Springfield, TN                        1,000(5)     August 1, 2004
WBCO.......  Bucyrus, OH                              500(5)     October 1, 2004
TV/CHANNEL:
KOAM (Ch
  7).......  Joplin, MO/Pittsburg, KS             316,000(vis),  June 1, 2006
                                                   61,600(aur)
KAVU (Ch
  25)......  Victoria, TX                       2,140,000(vis),  August 1, 2006
                                                  214,000(aur)
KVCT(3) (Ch
  19)......  Victoria, TX                         155,000(vis),  August 1, 2006
                                                   15,500(aur)
KUNU-LP(4)
  (Ch
  21)......  Victoria, TX                           1,000(vis)   August 1, 2006
KVTX-LP(4)
  (Ch
  45)......  Victoria, TX                           1,000(vis)   August 1, 2006
KXTS-LP(4)
  (Ch 41)..  Victoria, TX                           1,000(vis)   August 1, 2006
WXVT (Ch
  15)......  Greenville, MS                     2,746,000(vis),  June 1, 2005
                                                  549,000(aur)

---------------

 (1) Some stations are licensed to a different community located within the market that they serve.

 (2) Some stations are licensed to operate with a combination of effective radiated power ("ERP") and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual ("vis") and aural ("aur") components. WOXL, WISE, KPSZ (AM), KPUG (AM), KGMI (AM), KBAI (AM), WZBK
     (AM) and WBCO (AM) operate with lower power at night than the power shown.

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

 (6) Pending acquisition.

 (7) We program this station pursuant to a TBA with Ashville Radio Partners, LLC.

 (8) WOXL-FM operates on program test authority under a construction permit. An application is pending for a new license.

 (9) Holds a construction permit for 6,000 watts.

(10) An application is pending to relocate WEGI (formerly known as WJOI) to the Clarksville, TN, market (Oak Grove, KY).

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

     The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. The FCC's rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain in the Designated Market Area ("DMA") in which the communities of license of the TV stations in question are located, and
(b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC's rules. Under certain circumstances, a television station may merge with a "failed" or "failing" station or an "unbuilt" station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected ("Qualifying Market"). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA's count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC's multiple ownership rules. TBA's entered into before November 5, 1996, are grandfathered until the FCC announces the required termination date when it conducts its review of the rules in 2004. As a result of the FCC's rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions (major existing networks are still subject to the FCC's dual network ban).

     We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence ("ADI") markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called "national television station ownership rule" was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market. As a result, on July 2, 2003, the FCC released a "Report and Order and Notice of Proposed Rulemaking" in MB Docket No. 02-277 that significantly modified the FCC's multiple ownership rules. The new multiple ownership rules expand the opportunities for newspaper-broadcast combinations, as follows:

          - In markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers. A company may obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e. the radio station or the newspaper).

          - In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

             (A) A daily newspaper; one TV station; and up to half of the radio station limit for that market (i.e. if the radio limit in the market is 6, the company can only own 3) OR

             (B) A daily newspaper; and up to the radio station limit for that market; (i.e. no TV stations) OR

             (C) Two TV stations (if permissible under local TV ownership rule); up to the radio station limit for that market (i.e. no daily newspapers).

          - In markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC's new rules. If the new rules take effect, they could restrict the Company's ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Productions, Inc. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to modify its rules. The statements herein are based solely on the FCC's multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

     Under the Communications Act, we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

NUMBER OF STATIONS
IN RADIO MARKET                          NUMBER OF STATIONS WE CAN OWN
------------------                       -----------------------------
14 or Fewer.............  Total of 5 stations, not more than 3 in the same service (AM or FM) except the Company cannot own more than 50% of the
                          stations in the market.
15-29...................  Total of 6 stations, not more than 4 in the same service (AM or FM).
30-44...................  Total of 7 stations, not more than 4 in the same service (AM or FM).
45 or More..............  Total of 8 stations, not more than 5 in the same service (AM or FM).

     The FCC has eliminated its previous scrutiny of some proposed acquisitions and mergers on antitrust grounds and that was manifest in a policy of placing a "flag" soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. Notwithstanding this action, we cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

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

     In April 2003, the FCC issued a Report and Order resolving a proceeding in which it sought comment on the procedures it should use to license "non-reserved" broadcast channels (i.e., those FM channels not specifically reserved for noncommercial use) in which both commercial and noncommercial educational ("NCE") entities have an interest. The FCC adopted a proposal to allow applicants for NCE stations to submit applications for non-reserved spectrum in a filing window, subject to being returned as unacceptable for filing if there is any mutually exclusive application for a commercial station, and to allow applicants for AM stations and secondary services a prior opportunity to resolve their mutually exclusive applications through settlements. Applicants for NCE stations in the full-power FM and TV services also have an opportunity to reserve channels at the allocation stage of the licensing process we use for those channels; however, this opportunity is not available to commercial applicants such as the Company.

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

     In 2001, the FCC revised its ownership attribution rules to (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) create a new equity/debt plus ("EDP") rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a "major-market program supplier" that supplies over 15% of a station's total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC's multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the "single majority shareholder exemption" which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, in December 2001 the FCC "suspended" the elimination of this exemption until the FCC resolved issues concerning cable television ownership.

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

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children's Television Act of 1990 and the FCC's rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children's programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children's Television Act and the FCC's rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee's programming (and to present at least three hours per week of "core" educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. Television stations are required to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

     Equal Employment Opportunity Rules. In March 2003, new equal employment opportunity (EEO) rules and policies for broadcasters went into effect. The rules prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a three part outreach program: 1.) widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; 2.) provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and 3.) complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Time Brokerage Agreements. As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements, or "TBA's." While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

     Historically, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the staff of the FCC's Mass Media Bureau has held that such agreements are not contrary to the Communications Act provided that the licensee of the station from which time is being purchased by another entity maintains complete responsibility for and control over operations of its station and assures compliance with applicable FCC rules and policies. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA's. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, we believe that the TBA is "grandfathered" under the FCC's rules and need not be terminated earlier than 2004. See "Ownership Matters" above.

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

     On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. Under the FCC's ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. In the order adopting the new multiple ownership rules, the FCC stated that it would issue a future Notice of Proposed Rulemaking to seek comment on whether or not to attribute television joint sales agreements ("JSA") for purposes of the FCC's multiple ownership rules. If the FCC decides to attribute JSA's, we would be required to terminate the Agreement for the Sale of Commercial Time.

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

     Digital Television. The FCC's rules provide for the conversion by all U.S. television broadcasters to digital television ("DTV"), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our television stations have begun providing low power DTV service on channels separate from their NTSC channels. Our television stations are required to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. On November 15, 2001, the FCC released a Memorandum Opinion and Order on Reconsideration, and on January 27, 2003, the FCC released notice of proposed rule making that temporarily deferred its earlier requirement that commercial broadcasters replicate their entire current grade B NTSC analog service area with their DTV signal by December 31, 2004, or lose interference protection to the unreplicated areas. As a result of these decisions licensees can now construct and operate facilities that offer DTV services to serve at least their communities of license while retaining interference protection to their allotted service areas. The FCC temporarily deferred its requirement that stations granted construction permits for maximized facilities construct such facilities by May 1, 2002, in order to retain interference protection. On January 27, 2003, the FCC released a notice of proposed rule making that proposes to establish May 1, 2005, as the date by which commercial stations with both NTSC and DTV channel assignments elect which channel they will use for their post-transition DTV channel and proposed July 1, 2006 (or the date by which 85% of the television households in a licensee's market are capable of receiving DTV signals, whichever is later) for replication and maximization. A DTV station must provide a DTV signal at least 50% of the time it transmits an analog signal; beginning on April 1, 2004, 75%; and on April 1, 2005, 100%. Commercial DTV stations must meet increased city-grade signal strength requirements by December 31, 2004.

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

     Low Power and Class A Television Stations. In the Community Broadcasters Protection Act of 1999, Congress authorized the FCC to create a new class of commercial television station. Currently, the service areas of low power television ("LPTV") stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as "Class A Television Stations" whose signal contours would be protected against interference from other stations. Stations deemed "Class A Stations" by the FCC would thus be protected from interference. We own three operating LPTV stations, KUNU-LP, KVTX-LP, and KXTS-LP, all of which serve the Victoria, Texas market. None of the stations qualifies under the FCC's established criteria for Class A Status.

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

     Low Power FM Radio. The FCC has created a new "low power radio service" ("LPFM"). The FCC will authorize the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power ("ERP") with antenna height above average terrain ("HAAT") at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC's ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations will be allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. In February 2004, the FCC submitted a report to the U.S. Congress recommending the elimination of minimum distance separation requirements for LPFM stations operating on third-adjacent channels to full power and other FM broadcast stations. The FCC has begun granting construction permits for LPFM stations. We cannot predict what, if any, adverse effect future LPFM stations may have on our FM stations.

     Digital Audio Radio Satellite Service. The FCC has adopted rules for the Digital Audio Radio Satellite Service ("DARS") in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, "although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service." The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is a new factor, we cannot predict whether, or the extent to which, it will have an adverse impact on our business.

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

     In-Band On-Channel "High Definition" Radio. In October 2002, the FCC selected in-band, on-channel (IBOC) as the technology that will allow AM (daytime operations only) and FM stations on a voluntary basis to begin interim digital transmissions immediately using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as "high definition" or HD radio. During the interim IBOC operations, stations will broadcast the same main channel program material in both analog and digital modes. IBOC technology permits "hybrid" operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. It is believed that IBOC technology will provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we have no immediate plans to begin broadcasting in HD radio.

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

     In January 1999, the FCC released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. In February 1999, a "summit" was held at the FCC's headquarters to continue this initiative where participants considered the advertising study's recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser's budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on us.

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

EXECUTIVE OFFICERS

     Our current executive officers are:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Edward K. Christian.......................  59    President, Chief Executive Officer and
                                                  Chairman; Director
Steven J. Goldstein.......................  47    Executive Vice President and Group Program
                                                  Director
Warren Lada...............................  49    Senior Vice President, Operations
Samuel D. Bush............................  46    Senior Vice President, Chief Financial
                                                  Officer and Treasurer
Marcia K. Lobaito.........................  55    Vice President, Corporate Secretary, and
                                                  Director of Business Affairs
Catherine A. Bobinski.....................  44    Vice President, Chief Accounting Officer
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

     As of December 31, 2003 the studios and offices of 21 of our 28 operating locations, as well as our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in one to 4 years. We own or lease our transmitter and antenna sites, with lease terms that expire in one to 86 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

     No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

     We own substantially all of the equipment used in our broadcasting business.

     Our bank indebtedness is secured by a first priority lien on substantially all of our assets and those of our subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until January 20, 2004, our Class A Common Stock traded on the American Stock Exchange. Thereafter our Class A Common Stock began trading on the New York Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated (all amounts are reflective of stock splits):

YEAR                                                           HIGH     LOW
----                                                          ------   ------
2002:
  First Quarter.............................................  $20.28   $15.68
  Second Quarter............................................  $23.98   $19.68
  Third Quarter.............................................  $23.69   $16.55
  Fourth Quarter............................................  $22.15   $15.95
2003:
  First Quarter.............................................  $19.68   $16.20
  Second Quarter............................................  $21.84   $17.11
  Third Quarter.............................................  $20.60   $17.10
  Fourth Quarter............................................  $19.79   $17.20

     As of February 29, 2004, there were approximately 145 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

     We have not paid any cash dividends on our Common Stock during the three most recent fiscal years. We are prohibited by the terms of our bank loan agreement from paying dividends on our Common Stock without the banks' prior consent. See Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources and note 4 of the Notes to Consolidated Financial Statements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth as of December 31, 2003, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

                                       (A)                    (B)                      (C)
                               --------------------   --------------------   -----------------------
                                                                              NUMBER OF SECURITIES
                               NUMBER OF SHARES TO                           REMAINING AVAILABLE FOR
                                  BE ISSUED UPON        WEIGHTED-AVERAGE         FUTURE ISSUANCE
                                   EXERCISE OF         EXERCISE PRICE OF          UNDER EQUITY
                               OUTSTANDING OPTIONS    OUTSTANDING OPTIONS,     COMPENSATION PLANS
PLAN CATEGORY                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    (EXCLUDING COLUMN (A))
-------------                  --------------------   --------------------   -----------------------
Equity Compensation Plans
  Approved by Stockholders:
  Employee Stock Purchase
     Plan....................              --               $    --                 1,482,875
  1992 Stock Option Plan.....       1,728,645               $12.540                        --
  2003 Stock Option Plan.....       1,006,016               $19.220                   993,894
  1997 Non-Employee Director
     Stock Option Plan.......          17,234               $  .008                   172,944
Equity Compensation Plans Not
  Approved by Stockholders:
  None
                                    ---------                                       ---------
Total........................       2,751,895                                       2,649,803
                                    =========                                       =========

RECENT SALES OF UNREGISTERED SECURITIES

     On October 1, 2003 we issued a total of 55,740 shares of our Class A Common Stock to Skyway Broadcasting Company, Inc., EXL Management, Ltd., and Scantland Broadcasting, Ltd., in connection with our acquisition of two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for total aggregate cash and stock consideration of approximately $13,242,000, plus up to an additional $2,000,000 upon the occurrence of certain events.

     On November 1, 2002, we issued a total of 108,894 shares of our Class A Common Stock to two individuals associated with Pressly Partnership Productions, Inc. in connection with our acquisition of three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for total aggregate cash and stock consideration of approximately $12,745,000.

     On February 1, 2001, we issued a total of 63,872 shares of our Class A Common Stock to five individuals associated with WRUS, Inc. in connection with our acquisition of an FM radio station (WVVR-FM) serving the Clarksville, Tennessee/Hopkinskville, Kentucky market for total aggregate cash and stock consideration of approximately $7,000,000.

     We relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                  2003(1)(2)(3)   2002(1)(2)(4)   2001(1)(2)(5)   2000(1)(2)(6)   1999(1)(2)(7)
                                  -------------   -------------   -------------   -------------   -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Net Operating Revenue...........    $121,297        $114,782        $103,956        $101,746         $90,020
Station Operating Expense
  (excluding depreciation,
  amortization, corporate
  general and administrative)...      79,280          73,350          66,640          62,487          56,552
Depreciation and Amortization...       7,002           6,533          10,110           9,019           8,022
Corporate General and
  Administrative................       6,450           6,022           5,421           5,101           5,095
                                    --------        --------        --------        --------         -------
Operating Income................      28,565          28,877          21,785          25,139          20,351
Interest Expense................       4,779           5,487           7,037           6,793           5,988
Net Income......................    $ 13,884        $ 13,955        $  8,565        $  8,650         $ 8,552
Basic Earnings Per Share........    $    .67        $    .68        $    .42        $    .42         $   .42
Cash Dividends Declared Per
  Common Share..................          --              --              --              --              --
Weighted Average Common Shares..      20,817          20,631          20,473          20,543          20,394
Diluted Earnings Per Share......    $    .65        $    .66        $    .41        $    .41         $   .41
Weighted Average Common Shares
  and Common Equivalents........      21,301          21,209          20,888          20,990          20,831

                                                                     DECEMBER 31,
                                         --------------------------------------------------------------------
                                         2003(1)(2)(3)   2002(1)(2)(4)   2001(1)(5)   2000(1)(6)   1999(1)(7)
                                         -------------   -------------   ----------   ----------   ----------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Working Capital......................    $ 25,353        $  5,517       $ 24,083     $ 20,793     $ 22,756
  Net Property and Equipment...........      62,369          60,161         55,169       47,672       44,455
  Net Intangible and Other Assets......     161,112         134,713        112,033      100,390       84,901
  Total Assets.........................     262,343         226,322        202,721      179,424      162,496
  Long-term Debt Including Current
    Portion............................     121,205         105,228        105,501       94,641       85,774
  Stockholders' Equity.................     107,244          93,059         75,062       65,618       59,102

---------------

(1) All periods presented include the weighted average shares and common equivalents related to certain stock options. In each of June 2002 and December 1999 we consummated five-for-four splits of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2) Reflects the adoption of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" on January 1, 2002, which resulted in our goodwill and broadcast licenses no longer being amortized for the years ended December 31, 2003 and 2002. Proforma net income, basic and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 for the adoption of SFAS 142, was $10,580, $10,326 and $10,030; $.52, $.50 and $.49; $.51, $.49
    and $.48; respectively.

(3) Reflects the results of WOXL-AM, acquired in March 2003; WODB, acquired in March 2003 and the results of a time brokerage agreement ("TBA") for WODB which began in January 2003; the disposition of WVKO in May 2003 and the results of the buyer brokering time on WVKO under a TBA which began in January 2003; WINQ acquired in April 2003, and the results of a TBA for WINQ, which began in February 2003; the disposition of WLLM in April 2003; WJZA and WJZK acquired in October 2003; the results of a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement for KFJX, which began in October 2003; WIDE acquired in November 2003 and the results of a TBA for WIDE which began in August 2003; and WQEL and WBCO acquired in December 2003 and the results of a TBA for WQEL and WBCO which began in October 2003.

(4) Reflects the results of WKNE, WKBK and WKVT AM/FM, acquired in May 2002; WOQL and WZBK, acquired in July 2002; KDEZ, KDXY, KJBX, WJOI and WJQY, acquired in November 2002 and the results of a TBA for WOXL-FM and WISE, which began in November 2002.

(5) Reflects the results of WCVQ, WVVR, WZZP, WDXN and WJMR, acquired in February 2001; WHAI and WHMQ, acquired in April 2001; and KMIT and KUQL, acquired in July 2001.

(6) Reflects the results of KICD AM/FM and KLLT, acquired in January 2000; WKIO, acquired in July 2000; and WHMP and WLZX, acquired in August 2000.

(7) Reflects the results of KAFE and KPUG, acquired in January 1999; Michigan Farm Radio Network, acquired in January 1999; KAVU and KUNU, acquired in April 1999 and the results of a TBA for KVCT, which began in April 1999; KBAI, acquired in May 1999; WXVT, acquired in July 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein.

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

     The number of advertisements that can be broadcast without jeopardizing listening/viewing levels (and the resulting ratings) is limited in part by the format of a particular radio station and, in the case of television stations, by restrictions imposed by the terms of certain network affiliation and syndication agreements and, with respect to children's programs, federal regulation. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

     Because audience ratings in the local market are crucial to a station's financial success, we endeavor to develop strong listener/viewer loyalty. We believe that the diversification of formats on our radio stations helps insulate us from the effects of changes in musical tastes of the public on any particular format.

     Most advertising contracts are short-term and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each market's sales staff. In 2003, approximately 79% of our gross broadcast revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative that specializes in national sales for each of our markets.

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

     Historically, our Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our operating income. During the years ended December 31, 2003, 2002 and 2001, these markets when combined represented approximately 81%, 81% and 93%, respectively, of our operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. The following tables describe the percentage of our operating income represented by each of these markets.

                                                                    PERCENTAGE OF
                                                            CONSOLIDATED OPERATING INCOME
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
MARKET:                                                    2003          2002          2001
-------                                                   ------        ------        ------
Columbus, Ohio..........................................    17%           19%           23%
Manchester, New Hampshire...............................    15%           16%           17%
Milwaukee, Wisconsin....................................    32%           30%           36%
Norfolk, Virginia.......................................    17%           16%           16%

     We utilize certain financial measures that are not calculated in accordance with generally accepted accounting principles (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on "station operating income" (operating income plus corporate general and administrative, depreciation and amortization). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of broadcasting groups to provide a meaningful comparison of operating performance between companies in the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for the results of operations presented on a GAAP basis.

     During the years ended December 31, 2003, 2002 and 2001, the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets when combined represented approximately 58%, 59% and 60%, respectively, of our station operating income (operating income plus corporate general and administrative, depreciation and amortization). The following tables describe the percentage of our station operating income represented by each of these markets.

                                                                    PERCENTAGE OF
                                                             STATION OPERATING INCOME(*)
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
MARKET:                                                    2003          2002          2001
-------                                                   ------        ------        ------
Columbus, Ohio..........................................    12%           14%           15%
Manchester, New Hampshire...............................    11%           11%           11%
Milwaukee, Wisconsin....................................    23%           22%           23%
Norfolk, Virginia.......................................    12%           12%           11%

---------------

(* -- Operating income plus corporate general and administrative, depreciation and amortization)

RESULTS OF OPERATIONS

     The following tables summarize our results of operations for the three years ended December 31, 2003.

     Consolidated Results of Operations

                                                                        2003 VS. 2002             2002 VS. 2001
                                     YEARS ENDED DECEMBER 31,      -----------------------   -----------------------
                                  ------------------------------   $ INCREASE   % INCREASE   $ INCREASE   % INCREASE
                                    2003       2002       2001     (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                  --------   --------   --------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS)
Net operating revenue...........  $121,297   $114,782   $103,956     $6,515         5.68%     $10,826        10.41%
Station operating expense*......    79,280     73,350     66,640      5,930         8.08%       6,710        10.07%
Corporate G&A...................     6,450      6,022      5,421        428         7.11%         601        11.09%
Depreciation....................     6,544      6,034      5,763        510         8.45%         271         4.70%
Amortization....................       458        499      4,347        (41)       (8.22)%     (3,848)      (88.52)%
                                  --------   --------   --------     ------       ------      -------       ------
Operating income................    28,565     28,877     21,785       (312)       (1.08)%      7,092        32.55%
Interest expense................     4,779      5,487      7,037       (708)      (12.90)%     (1,550)      (22.03)%
Other (income) expense..........     1,131        159        (17)       972       611.32%         176          N/M
Income taxes....................     8,771      9,276      6,200       (505)       (5.44)%      3,076        49.61%
                                  --------   --------   --------     ------       ------      -------       ------
Net income......................  $ 13,884   $ 13,955   $  8,565     $  (71)        (.51)%    $ 5,390        62.93%
                                  ========   ========   ========     ======       ======      =======       ======
Earnings per share:
Basic...........................  $    .67   $    .68   $    .42     $ (.01)       (1.75)%    $   .26        61.68%
                                  ========   ========   ========     ======                   =======
Diluted.........................  $    .65   $    .66   $    .41     $ (.01)       (1.24)%    $   .25        60.46%
                                  ========   ========   ========     ======                   =======

     Radio Broadcasting Segment

                                                                        2003 VS. 2002             2002 VS. 2001
                                     YEARS ENDED DECEMBER 31,      -----------------------   -----------------------
                                   -----------------------------   $ INCREASE   % INCREASE   $ INCREASE   % INCREASE
                                     2003       2002      2001     (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                   --------   --------   -------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS)
Net operating revenue............  $109,065   $102,372   $93,094     $6,693       6.54%        $9,278         9.97%
Station operating expense*.......    69,685     64,134    58,317      5,551       8.66%         5,817         9.97%
Corporate G&A....................        --         --        --         --         N/A            --          N/A
Depreciation.....................     4,785      4,401     3,961        384       8.73%           440        11.11%
Amortization.....................       444        475     3,580        (31)      (6.53)%      (3,105)      (86.73)%
                                   --------   --------   -------     ------       -----        ------       ------
Operating income.................  $ 34,151   $ 33,362   $27,236     $  789       2.36%        $6,126        22.49%
                                   ========   ========   =======     ======       =====        ======       ======

     Television Broadcasting Segment

                                                                        2003 VS. 2002             2002 VS. 2001
                                      YEARS ENDED DECEMBER 31,     -----------------------   -----------------------
                                     ---------------------------   $ INCREASE   % INCREASE   $ INCREASE   % INCREASE
                                      2003      2002      2001     (DECREASE)   (DECREASE)   (DECREASE)   (DECREASE)
                                     -------   -------   -------   ----------   ----------   ----------   ----------
                                           (IN THOUSANDS)
Net operating revenue..............  $12,232   $12,410   $10,862     $(178)        (1.43)%     $1,548        14.25%
Station operating expense*.........    9,595     9,216     8,323       379          4.11%         893        10.73%
Corporate G&A......................       --        --        --        --           N/A           --          N/A
Depreciation.......................    1,560     1,432     1,630       128          8.94%        (198)      (12.15)%
Amortization.......................       14        24       391       (10)       (41.67)%       (367)      (93.86)%
                                     -------   -------   -------     -----        ------       ------       ------
Operating income...................  $ 1,063   $ 1,738   $   518     $(675)       (38.84)%     $1,220       235.52%
                                     =======   =======   =======     =====        ======       ======       ======

---------------

* Programming, technical, selling and station general and administrative expenses

 N/A Not applicable

N/M Not meaningful

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2003 net operating revenue was $121,297,000 compared with $114,782,000 for the year ended December 31, 2002, an increase of $6,515,000 or 6%. Approximately $6,493,000 of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period ("same station") remained relatively consistent (increased by approximately $22,000).

     Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $5,930,000 or 8% to $79,280,000 for the year ended December 31, 2003, compared with $73,350,000 for the year ended December 31, 2002. Of the total increase, approximately $5,897,000 or 99% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2002. Station operating expense increased by approximately $33,000 or .1% on a same station basis.

     Operating income for the year ended December 31, 2003 was $28,565,000 compared to $28,877,000 for the year ended December 31, 2002, a decrease of $312,000 or 1%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense, and a $41,000 or 8% decrease in amortization expense offset by a $510,000 or 8% increase in depreciation expense, and a $428,000 or 7% increase in corporate general and administrative charges. The increase in depreciation expense was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the total increase in corporate general and administrative expense, approximately $275,000 or 64% was attributable to additional legal and tax consulting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company's ("LLC's") as part of a state tax saving strategy. The remainder of the increase in corporate general and administrative expenses were a primarily a result of Sarbanes-Oxley related consulting fees and represents a 2% increase.

     We generated net income of approximately $13,884,000 ($0.65 per share on a fully diluted basis) during the year ended December 31, 2003 compared with $13,955,000 ($0.66 per share on a fully diluted basis) for the year ended December 31, 2002, a decrease of approximately $71,000 or 1%. The decrease was the result of the decrease in operating income discussed above, and a $708,000 decrease in interest expense, offset by a $972,000 increase in other expense, and a $505,000 decrease in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year, and the expiration of our swap agreements in September 2003. The increase in other expense was primarily attributable to a $1,206,000 charge incurred for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement offset by gains recognized on the sale of two of our AM radio stations in the Columbus, Ohio and Springfield, Illinois markets. See Notes 4 and 10 of the Notes to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2002 net operating revenue was $114,782,000 compared with $103,956,000 for the year ended December 31, 2001, an increase of $10,826,000 or 10%. Approximately $5,489,000 or 51% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2001. The balance of the increase in net operating revenue of approximately $5,337,000 was attributable to stations we owned and operated for the entire comparable period, representing a 5% increase in same station net operating revenue. The overall increase same station revenue was primarily the result of increased advertising rates and an increase in political revenue at a majority of our stations. Improvements were noted in most of our markets on a same station basis.

     Station operating expense (i.e., programming, technical, selling, and station general and administrative expenses) increased by $6,710,000 or 10% to $73,350,000 for the year ended December 31, 2002, compared with $66,640,000 for the year ended December 31, 2001. Of the total increase, approximately

$4,210,000 or 63% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2001. The remaining balance of the increase in station operating expense of $2,500,000 represents a total increase in station operating expense of 4% for the year ended December 31, 2002 compared to the year ended December 31, 2001 on a same station basis.

     Operating profit for the year ended December 31, 2002 was $28,877,000 compared to $21,785,000 for the year ended December 31, 2001, an increase of $7,092,000 or 33%. The improvement was the result of the $10,826,000 increase in net operating revenue, offset by the $6,710,000 increase in station operating expense, and a $3,848,000 or 89% decrease in amortization expense offset by a $271,000 or 5% increase in depreciation expense, and a $601,000 increase in corporate general and administrative charges. The decrease in amortization expense was principally the result of the non-amortization provisions of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See note 2 of the Notes to Consolidated Financial Statements. The increase in depreciation expense was principally the result of recent acquisitions. The increase in corporate general and administrative charges was primarily attributable to the increase in the number of stations we own due to recent acquisitions, as well as approximately $200,000 in legal fees incurred in connection with an acquisition, which was not consummated.

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

LIQUIDITY AND CAPITAL RESOURCES

  DEBT ARRANGEMENTS AND DEBT SERVICE REQUIREMENTS

     As of December 31, 2003, we had $121,205,000 of long-term debt (including the current portion of $45,000) outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement at December 31, 2003.

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

     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2003) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

     Periodically we enter into interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in September 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At December 31, 2003 we had no interest rate swap agreements in place.

     Net receipts or payments under the agreements are recognized as an adjustment to interest expense. Approximately $756,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the year ended December 31, 2003. An aggregate increase in interest expense of approximately $1,736,000 had been recognized since the inception of the agreements.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2003 there was $1,060,000 outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. Under FIN 45, all guarantees should be recorded at fair value. As a result, at December 31, 2003 we have recorded $1,060,000 in debt and $1,060,000 in intangible assets, primarily broadcast licenses. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station.

  SOURCES AND USES OF CASH

     During the years ended December 31, 2003, 2002 and 2001, we had net cash flows from operating activities of $27,382,000, $25,482,000 and $21,258,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

     In addition, the following transactions were either pending at December 31, 2003 or were entered into subsequent to that date which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

     - On December 22, 2003, we entered into an agreement to acquire three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000. This transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2004.

     - On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for approximately $10,000,000. We are currently providing programming to WISE-AM under a Time Brokerage Agreement ("TBA") and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however we expect to get approval and close on the acquisitions during the fourth quarter 2004.

     - On January 23, 2004, we entered into an agreement to acquire the Minnesota News Network and the Minnesota Farm Network for approximately $3,250,000. We acquired these networks on March 1, 2004.

     The following acquisitions in 2003 were financed through funds generated from operations, $8,500,000 of additional borrowings under the Credit agreement and the re-issuance of approximately $1,063,000 of our Class A Common Stock from treasury:

     - March 11, 2003: an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

     - March 28, 2003: an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,432,000. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. We recognized a gain on the disposal of this station of approximately $425,000.

     - April 1, 2003: an FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $290,000. If within five years of closing we obtain approval from the FCC for a city of license change, we have an agreement with the seller to pay them an additional $500,000.

     - October 1, 2003: two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000, including approximately $1,063,000 of our Class A common stock, plus an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

     - November 17, 2003: an AM radio station (WIDE-AM Biddeford, Maine) serving the Portland, Maine market for approximately $386,000.

     - December 1, 2003: an AM and FM radio station (WBCO-AM and WQEL-FM) serving the Bucyrus, Ohio market for approximately $2,375,000.

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

     In December 2003, we modified our Stock Buy-Back Program so that we are authorized to purchase up to $15,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2003 we have repurchased 564,664 shares of our Class A Common Stock for approximately $7,683,000.

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

     Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2003 were approximately $8,118,000 ($7,559,000 in 2002). We anticipate capital expenditures in 2004 to be approximately $8,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003:

                                                            PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------
                                                   LESS THAN                                 MORE THAN
     CONTRACTUAL OBLIGATIONS(1):         TOTAL      1 YEAR     1 TO 3 YEARS   3 TO 5 YEARS    5 YEARS
     ---------------------------        --------   ---------   ------------   ------------   ---------
                                                                (IN THOUSANDS)
Long-Term Debt Obligations(2).........  $121,205    $    45      $ 1,060        $10,100      $110,000
Operating Leases......................     7,463      1,368        1,744          1,092         3,259
Purchase Obligations(3)...............    44,875     31,187       10,082          3,265           341
Other Long-Term Liabilities...........        --         --           --             --            --
                                        --------    -------      -------        -------      --------
Total Contractual Cash Obligations....  $175,543    $32,600      $12,886        $14,457      $113,600
                                        ========    =======      =======        =======      ========

---------------

(1) The above amounts do not include interest, which is primarily variable in amount.

(2) Under our Credit Agreement, the maturity on outstanding debt of $120,100,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,060,000 (see note 11 of our consolidated financial statements).

(3) (a) Includes $20,250,000 of commitments to acquire radio stations WRSI, WPVQ, WRSY, WOXL-FM, WISE, the Minnesota News Network and the Minnesota Farm Network.

     (b) Includes $17,017,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian.

     (c) Includes $7,608,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; and television advertising; and other operating expenses.

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

     Revenue Recognition: Revenue from the sale of commercial broadcast time to advertisers (our principal source of revenue) is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing.

     Carrying Value of Accounts Receivable and Related Allowance for Doubtful
Accounts: We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.) we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our average reserves have been approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2003, from 4% to 5% or from $979,000 to $1,218,000 would result in a decrease in net income of $146,000, net of taxes for the year ended December 31, 2003.

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

     Broadcast Licenses and Goodwill: We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2003 represents 59% of our total assets. We determine the recoverability of the cost of our intangible assets, based on a market approach of the related market.

     We conduct annual impairment tests for our goodwill and broadcast licenses as required by SFAS 142 "Goodwill and Other Intangible Assets". In accordance with SFAS 142 we tested our goodwill and broadcast licenses for impairment as of October 1, 2003 by comparing their fair value to the related carrying value as of that date. The results of these tests indicated that there was no impairment of the carrying value of goodwill or broadcast licenses. We used a market approach to determine fair value. The market approach takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. The determination of the fair value requires the use of estimates in our assumptions. Changes in these estimates could result in an impairment of intangible assets in the future.

     Derivatives: Periodically we enter into derivative financial instruments, including interest rate swap agreements to hedge the risk of rising interest rates associated with our long-term debt. In the past these derivatives qualified for hedge accounting as discussed in detail in Notes 1 and 5 to our consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

     At December 31, 2003 we did not have any interest rate swap agreements in place, however we may enter into them in the future. We do not believe we would be exposed to more than a nominal amount of credit risk in that our interest rate hedges historically have been with counter-parties that are established, well-capitalized financial institutions. In addition, we generally enter into master netting agreements to minimize those risks.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

     Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. However, due to our purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates averaged 1% more in 2003 than they did during 2003, our interest expense, after considering the effect of our interest rate swap agreements, would increase and income before taxes would decrease by $862,000 ($645,000 in 2002). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

INFLATION

     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements" below.

     Based on economic and market conditions as of February 29, 2004, for the quarter ending March 31, 2004 we anticipate a 2% to 4% increase in net revenue and a 3% to 5% increase in station operating income.

FORWARD-LOOKING STATEMENTS; RISK FACTORS

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "estimates," "plans", "expects," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

     The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

  WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS

     At December 31, 2003 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $121,205,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, on March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly, in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

  OUR DEBT COVENANTS RESTRICT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY

     Our Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investment, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Certain events of default under our Credit Agreement could allow the lenders to declare all amounts outstanding to be immediately due and payable and, therefore, could have a material adverse effect on our business. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated, the lenders could proceed against such available collateral.

  WE DEPEND ON KEY PERSONNEL

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

  WE DEPEND ON KEY STATIONS

     For the years ended December 31, 2003, 2002 and 2001 our Milwaukee, Wisconsin radio stations accounted for an aggregate of 17%, 17% and 18%, respectively, our Columbus, Ohio radio stations accounted for an aggregate of 10%, 10% and 11%, respectively, our Norfolk, Virginia radio stations accounted for 9%, 9% and 9%, respectively, and our Manchester, New Hampshire radio stations accounted for 7%, 8%, and 8%, respectively, of our net operating revenue. While radio revenues in each of the Milwaukee, Columbus, Norfolk and Manchester markets have remained relatively stable historically, an adverse change in any of the above radio market's or location's relative market position could have a significant adverse impact on our operating results as a whole.

  LOCAL AND NATIONAL ECONOMIC CONDITIONS MAY AFFECT OUR ADVERTISING REVENUE

     Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge is affected by many factors, including the general strength of the local and national economies. Generally, advertising declines during periods of economic recession or downturns in the economy. As a result, our revenue is likely to be adversely affected during such periods, whether they occur on a national level or in the geographic markets in which we operate. During such periods we may also be required to reduce our advertising rates in order to attract available advertisers. Such a decline in advertising rates could also have a material adverse effect on our revenue, results of operations and financial condition.

  OUR STATIONS MUST COMPETE FOR ADVERTISING REVENUES IN THEIR RESPECTIVE MARKETS

     Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues within their respective markets directly with other radio and/or television stations, as well as with other media, such as broadcast television and/or radio (as applicable), cable television, newspapers, magazines, direct mail, the internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio or television broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

  OUR SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, CONSUMMATE AND INTEGRATE ACQUIRED STATIONS

     As part of our strategy, we have pursued and intend to continue to pursue acquisitions of additional radio and television stations. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio and television stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

     Our consummation of all future acquisitions is subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

  OUR BUSINESS IS SUBJECT TO EXTENSIVE FEDERAL REGULATION

     The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detail description of the material regulations applicable to our business, see "Federal Regulation of Radio and Television Broadcasting" and "Other FCC Requirements" in Item 1 of this Form 10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial or revocation of FCC licenses, shortened license renewal terms, monetary fines or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

  NEW TECHNOLOGIES MAY AFFECT OUR BROADCASTING OPERATIONS

     The FCC has and is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasters. We are unable to predict the effect such technologies may have on our broadcasting operations. The capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television as required by the FCC. We have and will continue to incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.

  THE COMPANY IS CONTROLLED BY OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND
  CHAIRMAN

     As of February 29, 2004, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 56% of the combined voting power of our Common Stock. As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to
(i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and
(iii) and other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see note 12 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for your shares over then-current market prices.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46 entitled "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued a revision of FIN 46 which deferred the effective date of the interpretation's provisions for certain variable interests. As a result, we will be required to apply the consolidation requirements of FIN 46 in our March 31, 2004 interim financial statements. We have not yet determined what the effect, if any, this interpretation will have on our financial position, cash flows or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors," "Corporate Governance-Board Committees-Finance and Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance-Code of Business Conduct and Ethics" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 are incorporated by reference herein. See also Item 1. Business -- Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation," "Corporate Governance-The Board of Directors-Board Compensation," "Compensation Committee Report" and "Common Stock Performance" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is incorporated by reference herein. In addition, the information contained in the "Securities Authorized for Issuance Under Equity Compensation Plan Information" subheading under Item 5 of this report is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Business Relationships and Transactions with Directors and Management" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     "Independent Auditors" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS

     The following consolidated financial statements attached hereto are filed as part of this annual report:

     - Report of Independent Auditors

     - Consolidated Financial Statements:

      -- Consolidated Balance Sheets as of December 31, 2003 and 2002

      -- Consolidated Statements of Income for the years ended December 31,
         2003, 2002 and 2001

      -- Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2003, 2002 and 2001

      -- Consolidated Statements of Cash Flows for the years ended December 31,
         2003, 2002 and 2001

     - Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule II Valuation and qualifying accounts is disclosed in note 1 to the consolidated financial statements attached hereto and filed as part of this annual report. All other schedules for which provision are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. EXHIBITS

     The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

DATE                             ITEMS REPORTED                          FINANCIAL STATEMENTS FILED
----                             --------------                          --------------------------
11/06/03   Item 7 -- Financial Statements and Exhibits                              None
           Item 12 -- Results of Operations and Financial Condition

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Saga Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" in 2002.

                                          /s/ ERNST & YOUNG LLP

Detroit, Michigan
February 27, 2004

                           SAGA COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,766   $  5,874
  Accounts receivable, less allowance of $979 ($932 in
    2002)...................................................    22,733     21,355
  Prepaid expenses and other current assets.................     2,214      2,102
  Barter transactions.......................................     1,459      1,415
  Deferred taxes............................................       690        702
                                                              --------   --------
Total current assets........................................    38,862     31,448
Net property and equipment..................................    62,369     60,161
Other assets:
  Broadcast licenses, net of accumulated amortization of
    $8,187..................................................   123,657    102,699
  Goodwill, net of accumulated amortization of $13,091
    ($13,393 in 2002).......................................    30,839     26,892
  Other intangibles, deferred costs and investments, net of
    accumulated amortization of $9,053 ($12,054 in 2002)....     6,616      5,122
                                                              --------   --------
Total other assets..........................................   161,112    134,713
                                                              --------   --------
                                                              $262,343   $226,322
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,817   $  1,265
  Accrued expenses:
    Payroll and payroll taxes...............................     6,459      5,753
    Other...................................................     3,699      3,920
  Barter transactions.......................................     1,489      1,685
  Current portion of long-term debt.........................        45     13,308
                                                              --------   --------
Total current liabilities...................................    13,509     25,931
Deferred income taxes.......................................    18,414     14,064
Long-term debt..............................................   121,160     91,920
Broadcast program rights....................................       581        306
Other.......................................................     1,435      1,042
Commitments and contingencies...............................        --         --
Stockholders' equity:
  Preferred stock, 1,500 shares authorized, none issued and
    outstanding.............................................        --         --
  Common stock:
    Class A common stock, $.01 par value, 35,000 shares
      authorized, 18,592 issued and outstanding (18,499 in
      2002).................................................       186        185
    Class B common stock, $.01 par value, 3,500 shares
      authorized, 2,360 issued and outstanding..............        24         24
  Additional paid-in capital................................    47,207     45,649
  Retained earnings.........................................    62,277     48,393
  Accumulated other comprehensive income (loss).............        29       (464)
  Treasury stock (134 shares in 2003 and 55 in 2002, at
    cost)...................................................    (2,479)      (728)
                                                              --------   --------
Total stockholders' equity..................................   107,244     93,059
                                                              --------   --------
                                                              $262,343   $226,322
                                                              ========   ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue.......................................   $121,297      $114,782      $103,956
Operating expenses:
  Programming and technical.................................     29,069        26,732        24,459
  Selling...................................................     30,160        28,446        26,424
  Station general and administrative........................     20,051        18,172        15,757
  Corporate general and administrative......................      6,450         6,022         5,421
  Depreciation..............................................      6,544         6,034         5,763
  Amortization..............................................        458           499         4,347
                                                               --------      --------      --------
                                                                 92,732        85,905        82,171
                                                               --------      --------      --------
Operating income............................................     28,565        28,877        21,785
Other (income) expenses:
  Interest expense..........................................      4,779         5,487         7,037
  Other.....................................................      1,131           159           (17)
                                                               --------      --------      --------
Income before income tax....................................     22,655        23,231        14,765
Income tax provision:
  Current...................................................      5,177         5,506         3,858
  Deferred..................................................      3,594         3,770         2,342
                                                               --------      --------      --------
                                                                  8,771         9,276         6,200
                                                               --------      --------      --------
Net income..................................................   $ 13,884      $ 13,955      $  8,565
                                                               ========      ========      ========
Basic earnings per share....................................   $    .67      $    .68      $    .42
                                                               ========      ========      ========
Weighted average common shares..............................     20,817        20,631        20,473
Diluted earnings per share..................................   $    .65      $    .66      $    .41
                                                               ========      ========      ========
Weighted average common and common equivalent shares........     21,301        21,209        20,888
                                                               ========      ========      ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         NOTE
                                                                      RECEIVABLE                ACCUMULATED
                                     CLASS A   CLASS B   ADDITIONAL      FROM                      OTHER
                                     COMMON    COMMON     PAID-IN      PRINCIPAL    RETAINED   COMPREHENSIVE   TREASURY
                                      STOCK     STOCK     CAPITAL     STOCKHOLDER   EARNINGS   INCOME (LOSS)    STOCK
                                     -------   -------   ----------   -----------   --------   -------------   --------
                                                                       (IN THOUSANDS)
BALANCE AT JANUARY 1, 2001.........   $146       $19      $42,325        $(335)     $25,918           --       $(2,307)
  Comprehensive income:
    Net income.....................                                                   8,565
    Change in fair value of
      derivatives, net of tax......                                                                 (340)
      Total comprehensive income...
  Net proceeds from exercised
    options........................      1                    681
  Station acquisitions.............                           100                                                  890
  Amortization of deferred
    compensation...................
  Accrued interest.................                                        (10)
  Note forgiveness.................                                        174
  Employee stock purchase plan.....                            79                                                  206
  Purchase of shares held in
    treasury.......................                                                                               (987)
                                      ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2001.......    147        19       43,185         (171)      34,483         (340)       (2,198)
  Comprehensive income:
    Net income.....................                                                  13,955
    Change in fair value of
      derivatives, net of tax......                                                                 (124)
      Total comprehensive income...
  Net proceeds from exercised
    options........................      1                  1,392                                                  (18)
  Station acquisitions.............                           939                                                1,306
  Amortization of deferred
    compensation...................
  Accrued interest.................                                         (2)
  Note forgiveness.................                                        173
  Employee stock purchase plan.....                           133                                                  182
  Stock split......................     37         5                                    (45)
                                      ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2002.......    185        24       45,649           --       48,393         (464)         (728)
  Comprehensive income:
    Net income.....................                                                  13,884
    Change in fair value of
      derivatives, net of tax......                                                                  464
    Change in market value of
      securities, net of tax.......                                                                   29
      Total comprehensive income...
  Net proceeds from exercised
    options........................      1                  1,220                                                 (844)
  Station acquisitions.............                           234                                                  829
  Purchase of shares held in
    treasury.......................                                                                             (2,007)
  Employee stock purchase plan.....                           104                                                  271
                                      ----       ---      -------        -----      -------        -----       -------
BALANCE AT DECEMBER 31, 2003.......   $186       $24      $47,207        $  --      $62,277        $  29       $(2,479)
                                      ====       ===      =======        =====      =======        =====       =======


                                                        TOTAL
                                       DEFERRED     STOCKHOLDERS'
                                     COMPENSATION      EQUITY
                                     ------------   -------------
                                            (IN THOUSANDS)
BALANCE AT JANUARY 1, 2001.........     $(148)        $ 65,618
  Comprehensive income:
    Net income.....................                      8,565
    Change in fair value of
      derivatives, net of tax......                       (340)
                                                      --------
      Total comprehensive income...                      8,225
  Net proceeds from exercised
    options........................                        682
  Station acquisitions.............                        990
  Amortization of deferred
    compensation...................        85               85
  Accrued interest.................                        (10)
  Note forgiveness.................                        174
  Employee stock purchase plan.....                        285
  Purchase of shares held in
    treasury.......................                       (987)
                                        -----         --------
BALANCE AT DECEMBER 31, 2001.......       (63)          75,062
  Comprehensive income:
    Net income.....................                     13,955
    Change in fair value of
      derivatives, net of tax......                       (124)
                                                      --------
      Total comprehensive income...                     13,831
  Net proceeds from exercised
    options........................                      1,375
  Station acquisitions.............                      2,245
  Amortization of deferred
    compensation...................        63               63
  Accrued interest.................                         (2)
  Note forgiveness.................                        173
  Employee stock purchase plan.....                        315
  Stock split......................                         (3)
                                        -----         --------
BALANCE AT DECEMBER 31, 2002.......        --           93,059
  Comprehensive income:
    Net income.....................                     13,884
    Change in fair value of
      derivatives, net of tax......                        464
    Change in market value of
      securities, net of tax.......                         29
                                                      --------
      Total comprehensive income...                     14,377
  Net proceeds from exercised
    options........................                        377
  Station acquisitions.............                      1,063
  Purchase of shares held in
    treasury.......................                     (2,007)
  Employee stock purchase plan.....                        375
                                        -----         --------
BALANCE AT DECEMBER 31, 2003.......     $  --         $107,244
                                        =====         ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2003        2002       2001
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  13,884   $ 13,955   $  8,565
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      7,002      6,533     10,110
     Barter revenue, net of barter expenses.................       (367)       (49)      (288)
     Broadcast program rights amortization..................        366        277        261
     Deferred taxes.........................................      3,594      3,770      2,342
     Loss (gain) on sale of assets..........................        (75)       159        (17)
     Deferred and other compensation........................        175         --         --
     Note forgiveness.......................................         --        173        174
     Amortization of deferred costs.........................      1,444        366         85
     Changes in assets and liabilities:
       Increase in receivables and prepaids.................       (890)      (720)      (388)
       Payments for broadcast program rights................       (356)      (277)      (261)
       Increase in accounts payable, accrued expenses, and
          other liabilities.................................      2,605      1,295        675
                                                              ---------   --------   --------
     Total adjustments......................................     13,498     11,527     12,693
                                                              ---------   --------   --------
Net cash provided by operating activities...................     27,382     25,482     21,258
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................     (8,118)    (7,559)    (8,479)
  Increase in other intangibles and other assets............       (543)    (1,448)    (1,795)
  Acquisition of stations...................................    (24,424)   (24,144)   (18,358)
  Proceeds from sale of assets..............................        465        714         41
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (32,620)   (32,437)   (28,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    128,600         --     11,250
  Payments on long-term debt................................   (113,683)      (273)      (390)
  Payments for debt issuance costs..........................     (1,899)        --         --
  Purchase of shares held in treasury.......................     (2,007)        --       (987)
  Net proceeds from exercise of stock options...............        119      1,262        633
  Fractional shares -- five for four stock split............         --         (3)        --
                                                              ---------   --------   --------
Net cash provided by financing activities...................     11,130        986     10,506
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      5,892     (5,969)     3,173
Cash and cash equivalents, beginning of year................      5,874     11,843      8,670
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  11,766   $  5,874   $ 11,843
                                                              =========   ========   ========

                            See accompanying notes.

                           SAGA COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

     Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2003 we owned or operated seventy-six radio stations, five television stations, three low power television stations, two state radio networks and 1 farm radio network, serving twenty-four markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia; and Manchester, New Hampshire.

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

  RECLASSIFICATION

     Certain amounts previously reported in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

  CONCENTRATION OF RISK

     For the years ended December 31, 2003, 2002, and 2001 our Milwaukee, Wisconsin radio stations accounted for an aggregate of 17%, 17% and 18%, respectively, our Columbus, Ohio radio stations accounted for an aggregate of 10%, 10% and 11%, respectively, our Norfolk, Virginia radio stations accounted for 9%, 9% and 9%, respectively, and our Manchester, New Hampshire radio stations accounted for 7%, 8% and 8% of our net operating revenue.

  CONCENTRATION OF CREDIT RISK

     We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

  FINANCIAL INSTRUMENTS

     We account for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

                           SAGA COMMUNICATIONS, INC.

If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. See note 5.

     We account for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at fair market value. At December 31, 2003, marketable securities having a fair market value of approximately $157,000 have been classified as available-for-sale and are included in prepaid expenses and other current assets at fair value, based on the quoted market price. Unrealized gains and losses are reported as a component of accumulated other comprehensive income of stockholders' equity.

     Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2003. The fair value of marketable securities is based on the quoted market price for the security at December 31, 2003.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                                       WRITE OFF
                                           BALANCE AT   CHARGED TO   UNCOLLECTIBLE   BALANCE AT
                                           BEGINNING    COSTS AND    ACCOUNTS, NET     END OF
YEAR ENDED                                 OF PERIOD     EXPENSES    OF RECOVERIES     PERIOD
----------                                 ----------   ----------   -------------   ----------
                                                              (IN THOUSANDS)
December 31, 2003........................     $932         $776          $729           $979
December 31, 2002........................      778          608           454            932
December 31, 2001........................      730          633           585            778

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

                           SAGA COMMUNICATIONS, INC.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets.

     Property and equipment consisted of the following:

                                                                       DECEMBER 31,
                                                       ESTIMATED    -------------------
                                                      USEFUL LIFE     2003       2002
                                                      -----------   --------   --------
                                                                      (IN THOUSANDS)
  Land and land improvements........................          --    $ 10,516   $ 10,279
  Buildings.........................................  31.5 years      21,025     20,575
  Towers and antennae...............................  7-15 years      21,467     20,855
  Equipment.........................................  3-15 years      63,855     59,650
  Furniture, fixtures and leasehold improvements....  7-20 years       7,038      6,988
  Vehicles..........................................     5 years       2,657      2,627
                                                                    --------   --------
                                                                     126,558    120,974
  Accumulated depreciation..........................                 (64,189)   (60,813)
                                                                    --------   --------
Net property and equipment..........................                $ 62,369   $ 60,161
                                                                    ========   ========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $6,544,000, $6,034,000 and $5,763,000, respectively.

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

  DEFERRED COSTS

     The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2003, 2002 and 2001, we recognized interest expense related to the amortization of debt issuance costs of $238,000, $303,000 and $334,000, respectively. During 2003 we wrote-off unamortized debt issuance costs of $1,206,000 resulting from the refinancing of our bank debt (see note 4).

  BROADCAST PROGRAM RIGHTS

     We record the capitalized costs of broadcast program rights when the license period begins and the programs are available for use. Amortization of the program rights is recorded using the straight-line method over the license period or based on the number of showings. Amortization of broadcast program

                           SAGA COMMUNICATIONS, INC.

rights is included in station operating expense. Unamortized broadcast program rights are classified as current or non-current based on estimated usage in future years.

  TREASURY STOCK

     In December 2003, we modified our Stock Buy-Back Program (the "Buy-Back Program") to allow us to purchase up to $15,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2003 we have repurchased 564,664 shares of our Class A common stock for approximately $7,683,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. During 2003, 2002 and 2001 we acquired 155,600 shares at an average price of $18.32, 781 shares at an average price of $23.08 per share and 75,375 shares at an average price of $13.09 per share, respectively. During 2003, we issued 75,871 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2002, we issued 124,764 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2001, we issued 98,316 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan.

  REVENUE RECOGNITION

     Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing.

  TIME BROKERAGE AGREEMENTS

     We have entered into Time Brokerage Agreements ("TBA's") in certain markets. In a typical TBA, the Federal Communications Commission ("FCC") licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA's under SFAS 13, "Accounting for Leases" and related interpretations. Revenue and expenses related to TBA's are included in the accompanying Consolidated Statements of Income. Under certain circumstances, we may be subject to the provisions of FIN 46 beginning in the first quarter of 2004, which is described further under Recent Accounting Pronouncements.

  ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $7,108,000, $6,663,000 and $6,120,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                           SAGA COMMUNICATIONS, INC.

options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based
Compensation -- Transition and Disclosure" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method. Accordingly, we have continued to elect to account for employee stock options under APB 25 and its related interpretations.

     SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001: risk-free interest rates of 3.4%, 4.3% and 4.9%; a dividend yield of 0%; expected volatility of 32.2%, 32.7% and 30.9%; and a weighted average expected life of the options of 7 years, respectively. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2003, 2002 and 2001 was approximately $7.88, $9.05 and $7.73, respectively.

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

     For purposes of the pro forma disclosures required under SFAS 148, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net income, as reported.................................  $13,884   $13,955   $ 8,565
Add back: stock based compensation cost, net of tax.....       48        41        53
Less: pro forma stock based compensation cost determined
  under fair value method, net of tax...................   (2,028)   (1,566)   (1,272)
                                                          -------   -------   -------
Pro forma net income....................................  $11,904   $12,430   $ 7,346
                                                          =======   =======   =======
Pro forma earnings per share:
  Basic.................................................  $   .57   $   .60   $   .36
                                                          =======   =======   =======
  Diluted...............................................  $   .56   $   .59   $   .35
                                                          =======   =======   =======

                           SAGA COMMUNICATIONS, INC.

  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Numerator:
  Net income available to common stockholders...........  $13,884   $13,955   $ 8,565
                                                          =======   =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares...................   20,817    20,631    20,473
  Effect of dilutive securities:
     Stock options......................................      484       578       415
                                                          -------   -------   -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions....   21,301    21,209    20,888
                                                          =======   =======   =======
Basic earnings per share................................  $   .67   $   .68   $   .42
                                                          =======   =======   =======
Diluted earnings per share..............................  $   .65   $   .66   $   .41
                                                          =======   =======   =======

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

                           SAGA COMMUNICATIONS, INC.

Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued a revision of FIN 46 which deferred the effective date of the interpretation's provisions for certain variable interests. As a result, we will be required to apply the consolidation requirements of FIN 46 in our March 31, 2004 interim financial statements. We have not yet determined what the effect, if any, this interpretation will have on our financial position, cash flows or results of operations.

2.  INTANGIBLE ASSETS AND GOODWILL

     On January 1, 2002 we adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized and are subject to annual (or more frequent if impairment indicators arise) impairment tests. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 were effective upon adoption.

     The following table summarizes the effect of then adoption of SFAS 142 as of January 1, 2001 on reported income and earnings per share adjusted to exclude broadcast license and goodwill amortization:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
ADJUSTED NET INCOME FOR ADOPTION OF STATEMENT 142          2003      2002      2001
-------------------------------------------------         -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Reported net income.....................................  $13,884   $13,955   $ 8,565
  Add back: amortization of goodwill, net of tax of
     $510...............................................       --        --       687
  Add back: amortization of broadcast licenses, net of
     tax of $980........................................       --        --     1,328
                                                          -------   -------   -------
Adjusted net income.....................................  $13,884   $13,955   $10,580
                                                          =======   =======   =======
Basic earnings per share:
Reported net income per share -- basic..................  $   .67   $   .68   $   .42
  Add back: amortization of goodwill, net of taxes......       --        --       .03
  Add back: amortization of broadcast licenses, net of
     taxes..............................................       --        --       .07
                                                          -------   -------   -------
Adjusted net income per share -- basic..................  $   .67   $   .68   $   .52
                                                          =======   =======   =======
Diluted earnings per share:
Reported net income per share -- diluted................  $   .65   $   .66   $   .41
  Add back: amortization of goodwill, net of taxes......       --        --       .03
  Add back: amortization of broadcast licenses, net of
     taxes..............................................       --        --       .07
                                                          -------   -------   -------
Adjusted net income per share -- diluted................  $   .65   $   .66   $   .51
                                                          =======   =======   =======

     In accordance with SFAS 142 we tested our goodwill and broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely) for impairment as of January 1, 2002, October 1, 2002 and October 1, 2003 by comparing their estimated fair value to the related carrying value as of that date. The results of these tests indicated that there was no impairment of the carrying value of goodwill or broadcast licenses. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent

                           SAGA COMMUNICATIONS, INC.

transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in an impairment of intangible assets in the future.

     We have recorded amortizable intangible assets at December 31, 2003 as follows:

                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                    (IN THOUSANDS)
Non-competition agreements.................................     $ 4,565          $4,320
Favorable lease agreements.................................       5,719           4,639
                                                                -------          ------
Total amortizable intangible assets........................     $10,284          $8,959
                                                                =======          ======

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
                                                                 ======          ======

     Aggregate amortization expense for these amortizable intangible assets for the years ended December 31, 2003 and 2002, was $458,000 and $499,000, respectively. The estimated annual amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, is approximately $239,000,
$234,000, $192,000, $188,000, and $93,000, respectively.

3.  TOTAL COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Total Comprehensive Income Consists of:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Net income...............................................  $13,884   $13,955   $8,565
Accumulated other comprehensive income (loss):
  Change in fair value of derivative instruments net of
     taxes of $250, $80 and $170, respectively...........      464      (124)    (340)
  Change in market value of securities net of taxes of
     $15.................................................       29        --       --
                                                           -------   -------   ------
Total comprehensive income...............................  $14,377   $13,831   $8,225
                                                           =======   =======   ======

                           SAGA COMMUNICATIONS, INC.

     Accumulated Comprehensive Income (Loss) Consists of:

                                                              MARKETABLE
                                                              SECURITIES   DERIVATIVES
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Balance at January 1, 2002..................................    $  --         $(340)
Change in fair value of derivatives, net of $80 taxes.......       --          (124)
                                                                -----         -----
Balance at December 31, 2002................................       --          (464)
Change in fair value of derivatives, net of $250 taxes......       --           464
Change in market value of securities, net of $15 taxes......       29            --
                                                                -----         -----
Balance at December 31, 2003................................    $  29         $  --
                                                                =====         =====

4.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Agreement:
  Reducing revolver facility................................  $120,100   $     --
  Senior secured term loan facility.........................        --    105,000
Subordinated promissory note. Payments are due monthly,
  including interest at 10%. The note matures in 2004.......        45        148
Other, primarily secured debt of affiliates and covenants
  not to compete............................................     1,060         80
                                                              --------   --------
                                                               121,205    105,228
Amounts due within one year.................................        45     13,308
                                                              --------   --------
                                                              $121,160   $ 91,920
                                                              ========   ========

     Future maturities of long-term debt are as follows:

YEAR ENDING
DECEMBER 31,
------------                                                  (IN THOUSANDS)
2004........................................................     $     45
2005........................................................           --
2006........................................................        1,060
2007........................................................           --
2008........................................................       10,100
Thereafter..................................................      110,000
                                                                 --------
                                                                 $121,205
                                                                 ========

     On July 29, 2003, we entered into a new credit agreement (the "Credit Agreement") with a group of banks, to refinance our outstanding debt under our old credit agreement. Our current financing facility (the "Facility") under the Credit Agreement is a $200,000,000 reducing revolving line of credit (the "Reducing Revolver"). The Reducing Revolver matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries' stock and by a guarantee of our subsidiaries. We have approximately $79,900,000 of unused borrowing capacity under the Facility at December 31, 2003.

                           SAGA COMMUNICATIONS, INC.

     We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1,206,000, pre-tax, due to this refinancing during the year ended December 31, 2003.

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

     Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR at the rate reset date (ranging from 1.125% to 1.875% at December 31, 2003) plus 1.375% to 2.0% or the Agent bank's base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2003) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness;
(ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more constrictive over the life of the Credit Agreement. The Credit Agreement prohibits the payment of dividends without the banks' prior consent.

     Our Old Credit Agreement had three financing facilities (the "Facilities"): a $105,000,000 senior secured term loan (the "Term Loan"), a $75,000,000 senior secured acquisition loan facility (the "Acquisition Facility"), and a $20,000,000 senior secured revolving credit facility (the "Revolving Facility").

     The Acquisition Facility was used for permitted acquisitions and to pay related transaction expenses. The Revolving Facility was available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions (to the extent the Acquisition Facility has been fully utilized and limited to $10,000,000) and permitted stock buybacks. On March 28, 2003, the Acquisition Facility converted to a five and a half year term loan.

     Interest rates under the Facilities were payable, at our option, at alternatives equal to LIBOR (1.40% at December 31, 2002) plus 1.25% to 2.0% or the Agent bank's base rate plus .25% to 1.0%. The spread over LIBOR and the base rate varies from time to time, depending upon our financial leverage. All interest was due quarterly. We also paid quarterly commitment fees of 0.375% to 0.625% per annum on the aggregate unused portion of the Acquisition and Revolving Facilities.

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Periodically we enter into derivative financial instruments, including interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in March 2003 and September 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At December 31, 2003 we had no interest rate swap agreements in place.

                           SAGA COMMUNICATIONS, INC.

     We account for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge(i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. All of the Company's derivative instruments are accounted for as cash flow hedges.

     Market risks arise from movements in foreign exchange rates. In order to reduce these risks, the Company uses derivative financial instruments. The Company hedges a portion of its forecasted finished goods sales from the United Kingdom to Holland with derivative financial instruments. These financial instruments include forward contracts and forward contract options to sell Euros for British Pounds for varying maturities through April 2004. For the years ended December 31, 2002 and 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company does not use any derivative financial instruments for trading purposes. In addition, the Company did not recognize any net gains or losses during the year ended December 31, 2002 for cash flow hedges that were discontinued because the forecasted transaction did not occur.

     At December 31, 2002, we had the following interest rate swap agreements in place:

     - Two interest rate swap agreements with a total notional amount of $26,250,000. We paid 4.11% calculated on the notional amount; we received LIBOR (1.4% at December 31, 2002) calculated on the notional amount of $26,250,000. These agreements expired in March, 2003.

     - Two interest rate swap agreements with a total notional amount of $13,750,000. We paid 3.67% calculated on the notional amount; we received LIBOR (1.4% at December 31, 2002) calculated on the notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increased to $40,000,000 with all other terms remaining the same. These agreements expired in September, 2003.

     Net receipts or payments under the agreements were recognized as an adjustment to interest expense. All of the above interest rate swap agreements were assessed as effective. Therefore, changes in their fair value were recognized in other comprehensive income.

     At December 31, 2002, we recorded a liability of approximately $714,000 within "Other Accrued Expenses" in the accompanying consolidated balance sheets, to record the fair value of the swap agreement.

                           SAGA COMMUNICATIONS, INC.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

     For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Cash paid during the period for:
Interest...................................................  $4,077   $5,167   $7,275
Income taxes...............................................   4,670    3,295    5,342
Non-cash transactions:
Barter revenue.............................................  $3,702   $3,013   $3,037
Barter expense.............................................   3,335    2,964    2,749
Acquisition of property and equipment......................      94       69       69

     In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets acquired........................  $ 27,074   $ 27,001   $ 20,063
Cash paid............................................   (24,424)   (24,144)   (18,358)
Issuance of restricted stock.........................    (1,063)    (2,245)      (990)
                                                       --------   --------   --------
Debt and liabilities assumed.........................  $  1,587   $    612   $    715
                                                       ========   ========   ========

                           SAGA COMMUNICATIONS, INC.

7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Property and equipment....................................  $ 8,764   $ 7,633
  Intangible assets.........................................   10,685     7,635
                                                              -------   -------
Total deferred tax liabilities..............................   19,449    15,268
Deferred tax assets:
  Allowance for doubtful accounts...........................      367       350
  Compensation..............................................    1,044       837
  Fair value of derivatives.................................       --       250
  Loss carry forwards.......................................      892     1,411
                                                              -------   -------
                                                                2,303     2,848
Less: valuation allowance...................................      578       942
                                                              -------   -------
Total net deferred tax assets...............................    1,725     1,906
                                                              -------   -------
Net deferred tax liabilities................................  $17,724   $13,362
                                                              =======   =======

     At December 31, 2003, we have a federal tax loss carry forward of approximately $64,000, which expires in 2016, state tax loss carry forwards of approximately $7,851,000, which will expire from 2004 to 2017 and a capital loss carry forward of approximately $1,161,000, which will expire in 2005. During 2003, we utilized $1,070,000 of the capital loss carry forward; accordingly, the valuation allowance decreased by $364,000. The valuation allowance for net deferred tax assets relates to a capital loss incurred during 2000 and state loss carry forwards. Statement of Financial Accounting Standards No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     The significant components of the provision for income taxes are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Current:
  Federal..................................................  $3,811   $4,220   $2,751
  State....................................................   1,366    1,286    1,107
                                                             ------   ------   ------
Total current..............................................   5,177    5,506    3,858
Total deferred.............................................   3,594    3,770    2,342
                                                             ------   ------   ------
                                                             $8,771   $9,276   $6,200
                                                             ======   ======   ======

     In addition we realized tax benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax benefits were credited to additional paid-in capital in the amounts of approximately $257,000, $438,000 and $212,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                           SAGA COMMUNICATIONS, INC.

     The reconciliation of income tax at the U. S. federal statutory tax rates to income tax expense is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Tax at U.S. statutory rates................................  $7,703   $7,898   $5,020
State taxes, net of federal benefit........................   1,419    1,462      934
Amortization of goodwill...................................      --       --      201
Other, net.................................................      13       84       45
Reduction of valuation allowance on loss carry forwards....    (364)    (168)      --
                                                             ------   ------   ------
                                                             $8,771   $9,276   $6,200
                                                             ======   ======   ======

8.  STOCK OPTION PLANS

     Our 1992 Stock Option Plan (the "1992 Plan") expired in December 2002. In 2003, we adopted the 2003 Stock Option Plan (the "2003 Plan") pursuant to which our key employees, including directors who are employees, are eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. The number of shares of Common Stock that may be issued upon exercise of options granted under the 2003 Plan may not exceed 1,500,000 shares of Class A Common Stock, 500,000 shares of Class B Common Stock and 500,000 shares of Class A Common Stock issuable upon conversion of the Class B Common Stock. Options granted under the 2003 Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Options for Class A Common Stock may be granted to any employee of the Corporation. Options for Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. Incentive stock options granted under the 2003 Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of our stock, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of our stock). The terms and price of non-qualified stock options granted pursuant to the 2003 Plan shall be determined by the Compensation Committee of the Board of Directors of the Company.

     In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the "Directors Plan") pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors' retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2003, approximately 173,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2004 a total of 4,277 shares were issued under the Directors Plan in lieu of their directors' retainer for the year ended December 31, 2003.

                           SAGA COMMUNICATIONS, INC.

     We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2003, 2002 and 2001, was approximately $0, $6,000 and $24,000, respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2003, 2002 and 2001, was approximately $79,000, $63,000 and $67,000, respectively.

     The following summarizes the 1992 Plan and the 2003 Plan stock option transactions for the three years ended December 31, 2003:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                 NUMBER OF    EXERCISE PRICE    PRICE PER
                                                  OPTIONS       PER SHARE         SHARE
                                                 ---------   ----------------   ---------
Options outstanding at January 1, 2001.........  1,659,399    $1.39 to $16.80    $10.14
  Granted......................................    270,606              14.24     14.24
  Exercised....................................    (83,093)     1.39 to 12.72      4.82
  Forfeited....................................     (6,621)    10.56 to 16.80     13.05
                                                 ---------   ----------------    ------
Options outstanding at December 31, 2001.......  1,840,291    $1.39 to $16.80    $10.98
  Granted......................................    159,593              20.80     20.80
  Exercised....................................   (172,885)     1.39 to 16.80      4.54
  Forfeited....................................     (2,125)             14.24     14.24
                                                 ---------   ----------------    ------
Options outstanding at December 31, 2002.......  1,824,874    $1.39 to $20.80    $12.44
  Granted......................................  1,006,016              19.22     19.22
  Exercised....................................    (92,828)    2.716 to 10.56     10.38
  Forfeited....................................     (3,401)    14.24 to 20.80     19.59
                                                 ---------   ----------------    ------
Options outstanding at December 31, 2003.......  2,734,661    $1.39 to $20.80    $14.99
                                                 =========   ================    ======

     The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2003:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                    NUMBER OF   EXERCISE PRICE   PRICE PER
                                                     OPTIONS      PER SHARE        SHARE
                                                    ---------   --------------   ---------
Options outstanding at January 1, 2001............   10,678     $.005 to $.008     $.007
  Granted.........................................    4,641               .008      .008
  Exercised.......................................       --                           --
  Forfeited.......................................       --                           --
                                                     ------     --------------     -----
Options outstanding at December 31, 2001..........   15,319     $.005 to $.008     $.007
  Granted.........................................    4,046               .008      .008
  Exercised.......................................   (5,128)      .005 to .008      .007
  Forfeited.......................................       --                           --
                                                     ------     --------------     -----
Options outstanding at December 31, 2002..........   14,237     $.005 to $.008     $.007
  Granted.........................................    2,997               .010      .010
  Exercised.......................................       --                           --
  Forfeited.......................................       --                           --
                                                     ------     --------------     -----
Options outstanding at December 31, 2003..........   17,234     $.005 to $.010     $.008
                                                     ======     ==============     =====

                           SAGA COMMUNICATIONS, INC.

     The following summarizes stock options exercisable and available for the three years ended December 31, 2003:

                                                                          THE DIRECTORS
                                                              THE PLAN        PLAN
                                                              ---------   -------------
Options exercisable at December 31:
  2003......................................................  1,311,326       17,234
  2002......................................................  1,068,140       14,237
  2001......................................................    915,984       15,319
Available for grant at December 31:
  2003......................................................    993,984      172,944
  2002......................................................         --      175,941
  2001......................................................    646,493      179,994

     Stock options outstanding in the 1992 and 2003 Plans at December 31, 2003 are summarized as follows:

                                                WEIGHTED AVERAGE
                      OPTIONS       OPTIONS        REMAINING
   EXERCISE PRICE   OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE
  ----------------  -----------   -----------   ----------------
       $1.39            21,868        21,868          1.4
       $2.72            57,677        57,677          2.5
       $4.00            25,702        25,702           .5
       $5.83            13,668        13,668          2.5
       $7.42            27,339        27,339          3.6
       $10.56          721,628       721,628          4.6
       $12.72          224,255       179,404          5.5
       $14.24          258,267       100,273          7.4
       $16.00           31,511        18,907          6.7
       $16.80          189,921       113,499          6.4
       $19.22        1,006,016             0          9.4
       $20.80          156,809        31,361          8.4
                    ----------    ----------          ---
                     2,734,661     1,311,326          6.9
                    ==========    ==========          ===
  Weighted Average
   Exercise Price   $    14.99    $    11.26
                    ==========    ==========

                           SAGA COMMUNICATIONS, INC.

     Stock options outstanding in the Directors Plan at December 31, 2003 are summarized as follows:

                                                WEIGHTED AVERAGE
                      OPTIONS       OPTIONS        REMAINING
   EXERCISE PRICE   OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE
  ----------------  -----------   -----------   ----------------
       $0.005           2,662         2,662           4.1
       $0.006           2,620         2,620           5.1
       $0.008           8,955         8,955           7.1
       $0.010           2,997         2,997           9.1
                      -------       -------           ---
                       17,234        17,234           6.7
                      =======       =======           ===
  Weighted Average
   Exercise Price     $ 0.008       $ 0.008
                      =======       =======

9.  EMPLOYEE BENEFIT PLANS

  401(K) PLAN

     We have a defined contribution pension plan ("401(k) Plan") that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $312,000, $321,000 and $303,000 in 2003, 2002 and 2001,
respectively, of which approximately $245,000, $222,000 and $200,000 represents our discretionary contributions in 2003, 2002 and 2001, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     In 1999 our stockholders approved the Employee Stock Purchase Plan ("ESPP") under which a total of 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. At December 31, 2003 approximately 1,483,000 shares are reserved for issuance under the ESPP. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 20,131, 15,870 and 18,476 shares issued under the ESPP in 2003, 2002 and 2001, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2003, 2002 and 2001 was approximately $56,000, $47,000 and $43,000, respectively.

  DEFERRED COMPENSATION PLAN

     In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $296,000, $268,000 and $291,000, respectively. We have invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

10.  ACQUISITIONS AND DISPOSITIONS

     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The consolidated statements of income include the operating results of the acquired

                           SAGA COMMUNICATIONS, INC.

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

  PENDING ACQUISITIONS

     On December 22, 2003, we entered into agreements to acquire three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000. This transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2004.

     On January 21, 2004, we entered into an agreement to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for approximately $10,000,000. We are currently providing programming to WISE-AM under a Time Brokerage Agreement ("TBA") and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however we expect to get approval and close on the acquisitions during the fourth quarter 2004.

     On January 23, 2004, we entered into an agreement to acquire the Minnesota News Network and the Minnesota Farm Network for approximately $3,250,000. We acquired these networks on March 1, 2004.

  2003 ACQUISITIONS, TIME BROKERAGE AGREEMENTS, SHARED SERVICES AGREEMENTS AND DISPOSITIONS

     On March 7, 2003, we entered into an agreement of understanding with Surtsey Productions, Inc. ("Surtsey"), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2003 there was $1,060,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC's ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

     On March 11, 2003, we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

     On March 28, 2003, we acquired an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,432,000. We began operating this station under the terms of a TBA on January 1, 2003. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. The buyer began brokering time on WVKO under the terms of a TBA on January 1, 2003. We recognized a gain on the disposal of this station of approximately $425,000.

     On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest, which was disclosed to our Board prior to its approval of the transaction. The interested director did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm's length basis. We began operating this station under the terms of a TBA on February 1, 2003.

                           SAGA COMMUNICATIONS, INC.

     On April 1, 2003, we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. We recognized a gain on the sale of the station of approximately $29,000.

     On October 1, 2003, we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock, plus up to an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

     On November 17, 2003, we acquired an AM radio station (WIDE-AM) serving the Portland, Maine market for approximately $386,000. We began operating this station under the terms of a TBA on August 1, 2003.

     On December 1, 2003, we acquired an FM and AM radio station (WQEL-FM and WBCO-AM) serving the Bucyrus, Ohio market for approximately $2,375,000. We began operating these stations under the terms of a TBA on October 1, 2003.

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

  2001 ACQUISITIONS

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

     On February 1, 2001, we acquired two FM and two AM radio stations (WCVQ-FM, WZZP-FM, WDXN-AM, and WJMR-AM) serving the Clarksville, Tennessee/Hopkinsville, Kentucky market for approximately for $6,700,000.

     On April 1, 2001, we acquired an AM and FM radio station (WHAI-FM and WHMQ-AM) serving the Greenfield, Massachusetts market for approximately $2,200,000.

     On July 1, 2001, we acquired two FM radio stations (KMIT-FM and KUQL-FM) serving the Mitchell, South Dakota market for approximately $4,050,000.

                           SAGA COMMUNICATIONS, INC.

  CONDENSED CONSOLIDATED BALANCE SHEET OF 2003 ACQUISITIONS

     The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2003 and 2002 acquisitions at their respective acquisition dates. In connection with the 2003 acquisitions we issued restricted stock of approximately $1,063,000 and $2,245,000, respectively.

                           SAGA COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         OF 2003 AND 2002 ACQUISITIONS

                                                               ACQUISITIONS IN
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
ASSETS ACQUIRED:
Current assets..............................................  $   590   $   901
Property and equipment......................................    1,357     4,113
Other assets:
  Broadcast licenses -- Radio segment.......................   19,958    15,864
  Broadcast licenses -- TV segment..........................    1,000        --
  Goodwill -- Radio segment.................................    3,494     6,123
  Goodwill -- Television segment............................       27        --
  Other intangibles, deferred costs and investments.........      648        --
                                                              -------   -------
Total other assets..........................................   25,127    21,987
                                                              -------   -------
Total assets acquired.......................................   27,074    27,001
                                                              -------   -------
LIABILITIES ASSUMED:
Current liabilities.........................................      298       612
Long-term syndicated programming............................      229        --
Long-term debt..............................................    1,060        --
                                                              -------   -------
Total liabilities assumed...................................    1,587       612
                                                              -------   -------
Net assets acquired.........................................  $25,487   $26,389
                                                              =======   =======

PRO FORMA RESULTS OF OPERATIONS FOR ACQUISITIONS AND DISPOSITIONS (UNAUDITED)

     The following unaudited pro forma results of our operations for the years ended December 31, 2003 and 2002 assume the acquisitions and dispositions in 2003 and 2002 occurred as of January 1, 2002. The pro forma results give effect to certain adjustments, including depreciation, amortization of certain intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results

                           SAGA COMMUNICATIONS, INC.

of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
CONSOLIDATED RESULTS OF OPERATIONS:
  Net operating revenue.....................................  $123,111    $121,896
  Station operating expense.................................    80,649      79,045
  Corporate general and administrative......................     6,450       6,218
  Depreciation..............................................     6,632       6,382
  Amortization..............................................       510         581
                                                              --------    --------
  Operating income..........................................    28,870      29,670
  Interest expense..........................................     4,996       6,250
  Other.....................................................     1,131         159
  Income taxes..............................................     8,809       9,304
                                                              --------    --------
  Net income................................................  $ 13,934    $ 13,957
                                                              ========    ========
  Basic earnings per share..................................  $    .67    $    .68
                                                              ========    ========
  Diluted earnings per share................................  $    .65    $    .66
                                                              ========    ========

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
RADIO BROADCASTING SEGMENT
  Net operating revenue.....................................  $110,879   $109,387
  Station operating expense.................................    71,054     69,535
  Corporate general and administrative......................        --         --
  Depreciation..............................................     4,873      4,705
  Amortization..............................................       496        557
                                                              --------   --------
  Operating income..........................................  $ 34,456   $ 34,590
                                                              ========   ========

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
TELEVISION BROADCASTING SEGMENT
  Net operating revenue.....................................  $12,232   $12,509
  Station operating expense.................................    9,595     9,510
  Corporate general and administrative......................       --        --
  Depreciation..............................................    1,560     1,476
  Amortization..............................................       14        24
                                                              -------   -------
  Operating income..........................................  $ 1,063   $ 1,499
                                                              =======   =======

                           SAGA COMMUNICATIONS, INC.

11.  RELATED PARTY TRANSACTIONS

  ACQUISITION OF STATIONS FROM AFFILIATES OF DIRECTORS

     On April 1, 2003 we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which Robert Maccini, a member of our Board of Directors, has a 26% beneficial ownership interest and is an officer and director of, which was disclosed to our Board prior to its approval of the transaction. Mr. Maccini did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm's length basis. We began operating this station under the terms of a TBA on February 1, 2003.

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

  COMMISSIONS PAID TO AFFILIATES OF DIRECTORS

     On March 1, 2004, in connection with our acquisition of the Minnesota News and Farm Networks for approximately $3,250,000, a company controlled by Gary Stevens, a member of our Board of Directors, received a brokerage commission of approximately $122,000 from the seller.

     On May 1, 2002, in connection with our acquisition of two AM and two FM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000 we paid a company that is affiliated with Robert Maccini, a member of our Board of Directors, a brokerage commission of $200,000.

     On November 1, 2002, in connection with our acquisition of an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000, a company controlled by Gary Stevens, a member of our Board of Directors, received a brokerage commission of approximately $70,000 from the seller.

  PRINCIPAL STOCKHOLDER EMPLOYMENT AGREEMENT

     In March 2002, we entered into an employment agreement with Edward K. Christian, our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement was $450,000 per year effective April 1, 2002, $500,000 per year effective January 1, 2003 and $512,500 per year effective January 1, 2004. The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. The agreement also provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2003 his average annual compensation, as defined by the employment agreement, was approximately $867,000.

                           SAGA COMMUNICATIONS, INC.

  NOTE RECEIVABLE FROM PRINCIPAL STOCKHOLDER

     Through March 31, 2002, we had a loan due from Edward K. Christian. The loan bore interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, we forgave 20% of the note balance ratably over five years, and paid him an amount in cash equal to such amount as was necessary to enable the principal stockholder to pay all related federal and state income tax liabilities. This agreement expired March 31, 2002. We recorded compensation expense of approximately $74,000 in 2002 and $287,000 in 2001, relative to the debt forgiveness.

  LOAN TO PRINCIPAL STOCKHOLDER AND TRANSACTIONS WITH AFFILIATE

     In May 1999 we lent $125,000 to Edward K. Christian. The loan bore interest at 7% per annum. Principal and interest on the loan was repaid in two equal installments on May 5, 2000 and 2001. Mr. Christian loaned the proceeds of his loan to Surtsey, to finance the purchase of the assets of television station KVCT, Victoria, Texas. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We operate KVCT under the terms of a TBA with Surtsey. Under the 16 year TBA, we paid Surtsey two lump sum payments of approximately $118,000 and $122,000 in 2001 and 2000, respectively. Additionally, we pay fees under the TBA of $2,000 per month, plus reimbursement of expenses actually incurred in operating the station. During 2002 we prepaid $50,000 for future payments due under the TBA. In January 2003 we prepaid $25,000 for future payments due under the TBA. These amounts were repaid in full in March, 2003.

  OTHER RELATED PARTY TRANSACTIONS

     A number of our radio and television stations have utilized the graphic design services of Surtsey, a multi-media company owned by Mr. Christian's daughter. For the years ended December 31, 2003, 2002 and 2001 we paid Surtsey $0, $45,000 and $112,000, respectively for such services which were primarily comprised of on-air graphics for news broadcasts for some of our television stations. Surtsey leases office space in a building owned by us, and paid us rent of approximately $33,000 during each of the years ended December 31, 2003, 2002 and 2001.

     On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2003 there was $1,060,000 outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. Under FIN 45, all guarantees should be recorded at fair value. As a result, at December 31, 2003 we have recorded $1,060,000 in debt and $1,060,000 in intangible assets, primarily broadcast licenses. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We pay fees under the agreements of $4,000 per month plus reimbursement of expenses actually incurred in operating the station. Under the FCC's ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station.

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

                           SAGA COMMUNICATIONS, INC.

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

     In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2003. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

     The holders of the Common Stock vote as a single class with respect to any proposed "going private" transaction with the principal stockholder or an affiliate of the principal stockholder, with each share of each class of Common Stock entitled to one vote per share.

     Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of any class of common stock is required to approve, among other things, a change in the designations, preferences and limitations of the shares of such class of common stock.

     Liquidation Rights. Upon our liquidation, dissolution, or winding-up, the holders of Class A Common Stock are entitled to share ratably with the holders of Class B Common Stock in accordance with the number of shares held in all assets available for distribution after payment in full of creditors.

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

13.  COMMITMENTS AND CONTINGENCIES

  LEASES

     We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2003 was $1,564,000 ($1,476,000 and $1,462,000 for the years ended December 31, 2002 and
2001, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2003 (in thousands):

2004........................................................  $1,368
2005........................................................     954
2006........................................................     790
2007........................................................     615
2008........................................................     477
Thereafter..................................................   3,259
                                                              ------
                                                              $7,463
                                                              ======

                           SAGA COMMUNICATIONS, INC.

  BROADCAST PROGRAM RIGHTS

     We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2003 (in thousands):

2004........................................................  $  448
2005........................................................     350
2006........................................................     188
2007........................................................      32
2008........................................................      11
Thereafter..................................................      --
                                                              ------
                                                               1,029
Amounts due within one year (included in accounts
  payable)..................................................     448
                                                              ------
                                                              $  581
                                                              ======

  ACQUISITIONS

     On December 22, 2003, we entered into an agreement to acquire three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000. This transaction, which is subject to the approval of the FCC, is expected to close during the second quarter 2004.

  CONTINGENCIES

     In 2003 in connection with our acquisition of an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 we entered into an agreement whereby we would pay the seller an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change.

     In 2003 in connection with our acquisition of two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock, we entered into an agreement whereby we would pay the seller up to an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

14.  SEGMENT INFORMATION

     We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

     The Radio segment includes twenty-one markets, which includes all seventy-six of our radio stations and three radio information networks. The Television segment includes three markets and consists of five television stations and three low power television ("LPTV") stations. The Radio and Television segments

                           SAGA COMMUNICATIONS, INC.

derive their revenue from the sale of commercial broadcast inventory. The category "Corporate and Other" represents the income and expense not allocated to reportable segments.

                                                                     CORPORATE
YEAR ENDED DECEMBER 31, 2003:                 RADIO     TELEVISION   AND OTHER   CONSOLIDATED
-----------------------------                --------   ----------   ---------   ------------
Net operating revenue......................  $109,065    $12,232      $    --      $121,297
Station operating expense..................    69,685      9,595           --        79,280
Corporate general and administrative.......        --         --        6,450         6,450
Depreciation...............................     4,785      1,560          199         6,544
Amortization...............................       444         14           --           458
                                             --------    -------      -------      --------
Operating income (loss)....................  $ 34,151    $ 1,063      $(6,649)     $ 28,565
                                             ========    =======      =======      ========
Total assets at December 31, 2003..........  $215,135    $29,906      $17,302      $262,343
                                             ========    =======      =======      ========
Capital additions..........................  $  4,403    $ 3,583      $   132      $  8,118
                                             ========    =======      =======      ========

                                                                     CORPORATE
YEAR ENDED DECEMBER 31, 2002:                 RADIO     TELEVISION   AND OTHER   CONSOLIDATED
-----------------------------                --------   ----------   ---------   ------------
Net operating revenue......................  $102,372    $12,410      $    --      $114,782
Station operating expense..................    64,134      9,216           --        73,350
Corporate general and administrative.......        --         --        6,022         6,022
Depreciation...............................     4,401      1,432          201         6,034
Amortization...............................       475         24           --           499
                                             --------    -------      -------      --------
Operating income (loss)....................  $ 33,362    $ 1,738      $(6,223)     $ 28,877
                                             ========    =======      =======      ========
Total assets at December 31, 2002..........  $188,940    $26,167      $11,215      $226,322
                                             ========    =======      =======      ========
Capital additions..........................  $  6,114    $ 1,331      $   114      $  7,559
                                             ========    =======      =======      ========

                                                                     CORPORATE
YEAR ENDED DECEMBER 31, 2001:                 RADIO     TELEVISION   AND OTHER   CONSOLIDATED
-----------------------------                --------   ----------   ---------   ------------
Net operating revenue......................  $ 93,094    $10,862      $    --      $103,956
Station operating expense..................    58,317      8,323           --        66,640
Corporate general and administrative.......        --         --        5,421         5,421
Depreciation...............................     3,961      1,630          172         5,763
Amortization...............................     3,580        391          376         4,347
                                             --------    -------      -------      --------
Operating income (loss)....................  $ 27,236    $   518      $(5,969)     $ 21,785
                                             ========    =======      =======      ========
Total assets at December 31, 2001..........  $159,694    $26,234      $16,793      $202,721
                                             ========    =======      =======      ========
Capital additions..........................  $  6,521    $ 1,476      $   482      $  8,479
                                             ========    =======      =======      ========

15.  SUBSEQUENT EVENTS

     On January 20, 2004 our Class A Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "SGA". Previously, our Class A Common Stock was traded on the American Stock Exchange ("AMEX") under the ticker symbol "SGA".

     On January 21, 2004 we entered into an agreement to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for

                           SAGA COMMUNICATIONS, INC.

approximately $10,000,000. We are currently providing programming to WISE-AM under a Time Brokerage Agreement ("TBA") and to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC, which has been contested; however, we expect to get approval and close on the acquisition during the fourth quarter 2004.

     On March 1, 2004, we acquired the Minnesota News Network and Minnesota Farm Network for approximately $3,250,000.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                    MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                -----------------   -----------------   -----------------   -----------------
                                 2003      2002      2003      2002      2003      2002      2003      2002
                                -------   -------   -------   -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue.........  $26,141   $23,928   $31,790   $29,763   $30,433   $29,783   $32,933   $31,308
Operating expenses:
  Programming and technical...    7,174     6,401     7,029     6,363     7,276     6,753     7,590     7,215
  Selling.....................    6,452     5,872     8,349     8,008     6,901     6,620     8,458     7,946
  Station general and
    administrative............    5,187     4,360     5,119     4,493     4,661     4,495     5,084     4,824
  Corporate general and
    administrative............    1,245     1,292     1,896     1,542     1,794     1,511     1,515     1,677
  Depreciation................    1,719     1,441     1,671     1,534     1,562     1,523     1,592     1,536
  Amortization................       90       125       120       125       120       125       128       124
                                -------   -------   -------   -------   -------   -------   -------   -------
Operating income..............    4,274     4,437     7,606     7,698     8,119     8,756     8,566     7,986
Other expenses:
  Interest expense............    1,535     1,341     1,157     1,367     1,081     1,344     1,006     1,435
  Other.......................       (8)       (7)     (357)       10     1,215      (150)      281       306
                                -------   -------   -------   -------   -------   -------   -------   -------
Income before income tax......    2,747     3,103     6,806     6,321     5,823     7,562     7,279     6,245
  Income tax provision........    1,098     1,303     2,577     2,656     2,356     3,176     2,740     2,141
                                -------   -------   -------   -------   -------   -------   -------   -------
Net income....................  $ 1,649   $ 1,800   $ 4,229   $ 3,665   $ 3,467   $ 4,386   $ 4,539   $ 4,104
                                =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per share......  $   .08   $   .09   $   .20   $   .18   $   .17   $   .21   $   .22   $   .20
                                =======   =======   =======   =======   =======   =======   =======   =======
Weighted average common
  shares......................   20,805    20,516    20,815    20,585    20,810    20,667    20,839    20,753
                                =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per share....  $   .08   $   .09   $   .20   $   .17   $   .16   $   .21   $   .21   $   .19
                                =======   =======   =======   =======   =======   =======   =======   =======
Weighted average common and
  common equivalent shares....   21,264    21,044    21,354    21,250    21,292    21,016    21,293    21,270
                                =======   =======   =======   =======   =======   =======   =======   =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                                SAGA COMMUNICATIONS, INC.

                                          By:    /s/ EDWARD K. CHRISTIAN
                                            ------------------------------------
                                                    Edward K. Christian
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

                    SIGNATURES
                    ----------

             /s/ EDWARD K. CHRISTIAN                      President, Chief Executive Officer, and
 ------------------------------------------------                  Chairman of the Board
               Edward K. Christian


                /s/ SAMUEL D. BUSH                        Vice President, Chief Financial Officer
 ------------------------------------------------                      and Treasurer
                  Samuel D. Bush


            /s/ CATHERINE A. BOBINSKI                       Vice President, Corporate Controller
 ------------------------------------------------               and Chief Accounting Officer
              Catherine A. Bobinski


               /s/ KRISTIN M. ALLEN                                       Director
 ------------------------------------------------
                 Kristin M. Allen


                /s/ DONALD J. ALT                                         Director
 ------------------------------------------------
                  Donald J. Alt


                /s/ BRIAN W. BRADY                                        Director
 ------------------------------------------------
                  Brian W. Brady


              /s/ JONATHAN FIRESTONE                                      Director
 ------------------------------------------------
                Jonathan Firestone


              /s/ ROBERT J. MACCINI                                       Director
 ------------------------------------------------
                Robert J. Maccini


                 /s/ GARY STEVENS                                         Director
 ------------------------------------------------
                   Gary Stevens

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   3(a)        10   Second Restated Certificate of Incorporation, restated as of
                    December 12, 2003.
   3(b)         *   Bylaws, as amended March 12, 2004.
   4(a)         1   Plan of Reorganization.
   4(b)         6   Credit Agreement dated as of March 28, 2001 between the
                    Company and Fleet National Bank, as Agent for the lenders
                    and The Bank of New York, as syndication agent.
   4(c)         9   Credit Agreement dated as of July 29, 2003 between the
                    Company and Union Bank of California, as Syndication Agent,
                    Fleet National Bank as Documentation Agent and The Bank of
                    New York as Administrative Agent.
  10(a)         7   Employment Agreement of Edward K. Christian dated as of
                    April 1, 2002. +
  10(b)         3   Saga Communications, Inc. 1992 Stock Option Plan, as
                    amended. +
  10(c)         1   Summary of Executive Insured Medical Reimbursement Plan. +
  10(d)         2   Saga Communications, Inc. 1997 Non-Employee Director Stock
                    Option Plan. +
  10(e)(1)      1   Promissory Note of Edward K. Christian dated December 10,
                    1992.
  10(e)(2)      4   Amendment to Promissory Note of Edward K. Christian dated
                    December 8, 1998.
  10(e)(3)      5   Loan Agreement and Promissory Note of Edward K. Christian
                    dated May 5, 1999.
  10(f)         8   Saga Communications, Inc. 2003 Employee Stock Option Plan. +
  21            *   Subsidiaries.
  23.1          *   Consent of Ernst & Young LLP.
  31(a)         *   Certification of Chief Executive Officer Pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934, as Adopted
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31(b)         *   Certification of Chief Financial Officer Pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934, as Adopted
                    Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32            *   Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b)
                    of the Securities Exchange Act of 1934, as Adopted Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 + Denotes executive compensation plan or arrangement.

 * Filed herewith.

 1 Exhibit filed with the Company's Registration Statement on Form S-1 (File No.
   33-47238) incorporated by reference herein.

 2 Exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.

 3 Exhibit filed with the Company's Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

 4 Exhibit filed with the Company's Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

 5 Exhibit filed with the Company's Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

 6 Exhibit filed with the Company's Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

 7 Exhibit filed with the Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

 8 Exhibit filed with the Company's Registration Statement on Form S-8 (File No.
   333-107686) incorporated by reference herein.

 9 Exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein.

10 Exhibit filed with the Company's Registration Statement on Form 8-A (File No.
   001-11588) incorporated by reference herein.