Form 10-Q
period 2004-03-31
SAGA COMMUNICATIONS INC
filed 2004-05-10
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

or

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

(313) 886-7070

(Registrant’s telephone number, including area code)

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

     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 30, 2004 was 18,441,217 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,341	$11,766
Accounts receivable, net	19,577	22,733
Prepaid expenses and other current assets	5,405	4,363

Total current assets	38,323	38,862
Property and equipment	129,224	126,558
Less accumulated depreciation	(65,806)	(64,189)

Net property and equipment	63,418	62,369
Other assets:
Broadcast licenses, net	123,657	123,657
Goodwill, net	33,941	30,839
Other intangibles, deferred costs and investments, net	6,496	6,616

Total other assets	164,094	161,112

	$265,835	$262,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,461	$1,817
Other current liabilities	12,796	11,647
Current portion of long-term debt	18	45

Total current liabilities	14,275	13,509
Deferred income taxes	18,950	18,414
Long-term debt	121,160	121,160
Other	1,942	2,016
Stockholders’ equity:
Common stock	210	210
Additional paid-in capital	47,250	47,207
Retained earnings	64,808	62,277
Accumulated other comprehensive income	36	29
Treasury stock	(2,796)	(2,479)

Total stockholders’ equity	109,508	107,244

	$265,835	$262,343

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(In thousands except
	per share data)

	(Unaudited)
Net operating revenue	$29,173	$26,141
Operating expenses:
Programming and technical	7,718	7,174
Selling	7,155	6,452
Station general and administrative	5,645	5,187
Corporate general and administrative	1,683	1,245
Depreciation	1,674	1,719
Amortization	42	90

Operating income	5,256	4,274
Other (income) expenses:
Interest expense	1,095	1,535
Other	8	(8)

Income before income tax	4,153	2,747
Income tax provision	1,622	1,098

Net income	$2,531	$1,649

Earnings per share (basic and diluted)	$.12	$.08

Weighted average common shares	20,809	20,805

Weighted average common and common equivalent shares	21,281	21,264

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)

	(Unaudited)
Cash flows from operating activities:
Cash provided by operating activities	$7,844	$7,625
Cash flows from investing activities:
Acquisition of property and equipment	(2,531)	(2,521)
Proceeds from sale of assets	21	21
Increase in intangibles and other assets	(60)	(207)
Acquisition of stations and radio networks	(3,289)	(8,870)

Net cash used in investing activities	(5,859)	(11,577)
Cash flows from financing activities:
Proceeds from long-term debt	—	8,500
Payments on long-term debt	(27)	(104)
Purchase of shares held in treasury	(419)	—
Net proceeds from exercise of stock options	36	—

Net cash provided by (used in) financing activities	(410)	8,396
Net increase in cash and cash equivalents	1,575	4,444
Cash and cash equivalents, beginning of period	11,766	5,874

Cash and cash equivalents, end of period	$13,341	$10,318

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassification

      Certain amounts previously reported in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Income Taxes

      Our effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

Time Brokerage Agreements

      We have entered into Time Brokerage Agreements (“TBAs”) in certain markets. In a typical TBA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s under SFAS 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBAs are included in the accompanying Consolidated Statements of Income.

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

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of the required pro forma disclosures required for stock-based compensation, the estimated fair value of the options is amortized to expense over the options’ vesting period. Proforma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Net income, as reported	$2,531	$1,649
Add back: stock based compensation cost, net of tax	13	13
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(514)	(372)

Pro forma net income	$2,030	$1,290

Pro forma earnings per share:
Basic	$.10	$.06

Diluted	$.10	$.06

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: risk-free interest rate of 3.4% and 4.3%; a dividend yield of 0%; expected volatility of 32.2% and 32.7%; and a weighted average expected life of the options of 7 years, respectively.

2.	Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 entitled “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual return. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim period ending after December 31, 2003 for variable interest entities created prior to February 1, 2003.

      Effective January 1, 2004 we adopted FIN 46 resulting in the consolidation of Surtsey Media, LLC which was previously accounted for under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 46 did not materially impact our financial position, cash flows or results of operations. See note 5.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Common Stock and Treasury Stock

      The following summarizes information relating to our the number of shares of common stock issued in connection with stock transactions through March 31, 2004:

	Common Stock Issued

	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2003	18,499	2,360
Exercised options	93	—

Balance, December 31, 2003	18,592	2,360
Exercised options	3	—

Balance, March 31, 2004	18,595	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $15,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2004 we have repurchased 587,764 shares of our Class A Common Stock for approximately $8,101,581.

4.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$2,531	$1,649
Accumulated other comprehensive income:
Change in fair value of derivative instruments, net of tax	—	135
Change in market value of securities, net of tax	7	—

Total comprehensive income	$2,538	$1,784

	Marketable
	Securities	Derivatives

	(In thousands)
Accumulated comprehensive income (loss) consists of:
Balance at January 1, 2003	$—	$(464)
Change in fair value of derivatives, net of $250 taxes	—	464
Change in market value of securities, net of $15 taxes	29	—

Balance at December 31, 2003	29	—
Change in market value of securities, net of $4 taxes	7	—

Balance at March 31, 2004	$36	$—

5.	Acquisitions and Dispositions

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pending Acquisitions

      On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for a combined purchase price of approximately $10,000,000 in cash. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however, we expect to get approval and close on the acquisitions during the fourth quarter 2004.

      On April 1, 2004 we acquired three FM radio stations (WRSI-FM, Turners Falls, Massachusetts, WPVQ-FM, Greenfield, Massachusetts and WRSY-FM, Marlboro, Vermont) serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000 in cash.

      On May 4, 2004, we entered into an agreement to acquire an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

     2004 Acquisitions

      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,289,000 in cash.

     2003 Acquisitions, Time Brokerage Agreements, Shared Services Agreements and Dispositions

      In March, 2003 we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc. “Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At March 31, 2004, there was $1,060,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

      On March 11, 2003, we acquired an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000 in cash.

      On March 28, 2003, we acquired an FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $10,432,000 which included approximately $9,500,000 in cash. We began operating this station under the terms of a TBA on January 1, 2003. In conjunction with this transaction, we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. The buyer began brokering time on WVKO under the terms of a TBA on January 1, 2003. We recognized a gain on the disposal of this station of approximately $425,000.

      On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 in cash plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which a member of our Board of Directors has a 26% beneficial ownership interest, which was disclosed to our Board prior to its approval of the transaction. The interested director did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm’s length basis. We began

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating this station under the terms of a TBA on February 1, 2003, simulcasting WKBK-AM in Keene, New Hampshire.

      On April 1, 2003 we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000 in cash. We recognized a gain on the sale of the station of approximately $29,000.

      On October 1, 2003, we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock, plus up to an additional $2,000,000 if we obtain approval from the FCC for city of license changes.

      On November 17, 2003, we acquired an AM radio station (WIDE-AM) serving the Portland, Maine market for approximately $386,000 in cash. We began operating this station under the terms of a TBA on August 1, 2003.

      On December 1, 2003, we acquired an FM and AM radio station (WQEL-FM and WBCO-AM) serving the Bucyrus, Ohio market for approximately $2,375,000 in cash. We began operating these stations under the terms of a TBA on October 1, 2003.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Condensed Consolidated Balance Sheet of 2004 and 2003 Acquisitions

      The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2004 and 2003 acquisitions at their respective acquisition dates. In connection with the 2003 acquisitions we issued restricted stock of approximately $1,063,000.

SAGA COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheet of 2004 and 2003 Acquisitions

	Acquisitions in

	2004	2003

	(In thousands)
Assets Acquired:
Current assets	$—	$590
Property and equipment	209	1,357
Other assets:
Broadcast licenses — Radio segment	—	19,958
Broadcast licenses — TV segment	—	1,000
Goodwill — Radio segment	3,102	3,494
Goodwill — TV segment	—	27
Other intangibles, deferred costs and investments	—	648

Total other assets	3,102	25,127

Total assets acquired	3,311	27,074

Liabilities Assumed:
Current liabilities	22	298
Long-term syndicated programming	—	229
Long-term debt	—	1,060

Total liabilities assumed	22	1,587

Net assets acquired	$3,289	$25,487

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

      The following unaudited pro forma results of our operations for the three months ended March 31, 2004 and 2003 assume the 2004 and 2003 acquisitions occurred as of January 1, 2003. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands except
	per share data)
Consolidated Results of Operations:
Net operating revenue	$29,513	$27,382
Station operating expense	20,702	20,063
Corporate general and administrative	1,683	1,245
Depreciation	1,680	1,756
Amortization	42	107

Operating income	5,406	4,211
Interest expense	1,095	1,607
Other	8	(8)
Income taxes	1,686	1,040

Net income	$2,617	$1,572

Basic earnings per share	$.13	$.08

Diluted earnings per share	$.12	$.07

	Three Months Ended
	March 31,

Radio Broadcasting Segment	2004	2003

	(In thousands)
Net operating revenue	$26,359	$24,766
Station operating expense	18,081	17,779
Corporate general and administrative	—	—
Depreciation	1,220	1,318
Amortization	38	103

Segment operating income	$7,020	$5,566

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended March 31,

Television Broadcasting Segment	2004	2003

	(In thousands)
Net operating revenue	$3,154	$2,616
Station operating expense	2,621	2,284
Corporate general and administrative	—	—
Depreciation	411	388
Amortization	4	4

Segment operating income (loss)	$118	$(60)

      Reconciliation of segment operating income to consolidated operating income:

			Corporate
Three Months Ended March 31, 2004:	Radio	Television	and Other	Consolidated

Net operating revenue	$26,359	$3,154	—	$29,513
Station operating expense	18,081	2,621	—	20,702
Corporate general and administrative	—	—	$1,683	1,683
Depreciation	1,220	411	49	1,680
Amortization	38	4	—	42

Operating income (loss)	$7,020	$118	$(1,732)	$5,406

      Reconciliation of segment operating income to consolidated operating income:

			Corporate
Three Months Ended March 31, 2003:	Radio	Television	and Other	Consolidated

Net operating revenue	$24,766	$2,616	—	$27,382
Station operating expense	17,779	2,284	—	20,063
Corporate general and administrative	—	—	$1,245	1,245
Depreciation	1,318	388	50	1,756
Amortization	103	4	—	107

Operating income (loss)	$5,566	$(60)	$(1,295)	$4,211

6.	Segment Information

      We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

      The Radio segment includes twenty-one broadcast markets, which includes all seventy-six of our radio stations and five radio information networks. The Television segment includes three broadcast markets and consists of five television stations and three low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate and Other” represents the income and expense not allocated to reportable segments.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
Three Months Ended March 31, 2004:	Radio	Television	and Other	Consolidated

Net operating revenue	$26,019	$3,154	—	$29,173
Station operating expense	17,897	2,621	—	20,518
Corporate general and administrative	—	—	$1,683	1,683
Depreciation	1,214	411	49	1,674
Amortization	38	4	—	42

Operating income (loss)	$6,870	$118	$(1,732)	$5,256

Total assets	$93,238	$8,931	$163,666	$265,835

			Corporate
Three Months Ended March 31, 2003:	Radio	Television	and Other	Consolidated

Net operating revenue	$23,525	$2,616	—	$26,141
Station operating expense	16,529	2,284	—	18,813
Corporate general and administrative	—	—	$1,245	1,245
Depreciation	1,281	388	50	1,719
Amortization	86	4	—	90

Operating income (loss)	$5,629	$(60)	$(1,295)	$4,274

Total assets	$197,952	$26,502	$14,013	$238,467

7.	Subsequent Events

      On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000 in cash.

      On May 4, 2004, we entered into an agreement to acquire an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

      On May 3, 2004 we entered into an agreement to sell an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

General

      We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

      As of March 31, 2004 we owned and/or operated seventy-six radio stations, five TV stations, three LPTV stations and five radio information networks. As of March 31, 2003 we owned and/or operated seventy-four radio stations, four TV stations, three LPTV stations and three radio information networks.

      From January 1, 2003 to March 31, 2004, we have acquired the following stations or entered into Time Brokerage Agreements (“TBAs”) or Shared Services Agreements for stations serving the markets indicated:

•	On March 7, 2003 we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc.), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At March 31, 2004, there was $1,060,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

•	March 11, 2003: one AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000 in cash.

•	March 28, 2003: one FM radio station (WODB-FM) Delaware, Ohio, serving the Columbus, Ohio market for approximately $10,432,000. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. We recognized a gain on the disposal of this station of approximately $425,000.

•	April 1, 2003: an FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for $290,000 in cash. If within five years of closing we obtain approval from the FCC for a city of license change, we have an agreement with the seller to pay them an additional $500,000.

•	October 1, 2003: two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 which included approximately $9,500,000 in cash, including approximately $1,063,000 of our Class A common stock, plus an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

•	November 17, 2003: an AM radio station (WIDE-AM Biddeford, Maine) serving the Portland, Maine market for approximately $386,000 in cash.

•	December 1, 2003: an AM and FM radio station (WBCO-AM and WQEL-FM) serving the Bucyrus, Ohio market for approximately $2,375,000 in cash.

•	March 1, 2004: the Minnesota News Network and the Minnesota Farm Network for approximately $3,289,000 in cash.

      On December 22, 2003, we entered into an agreement to acquire three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000. We acquired these stations on April 1, 2004.

      For additional information with respect to these acquisitions, see “Liquidity and Capital Resources” below.

      Our net operating revenue, and the resulting station operating expenses, and operating income varies from market to market based upon the related markets rank or size which is based on population and the available radio or television advertising revenue in that particular market.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each broadcast markets sales staff. For the three months ended March 31, 2004 and 2003, approximately 84% and 80%, respectively, of our gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our broadcast markets.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which includes the first quarter of each year.

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

      Historically, our Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the years ended December 31, 2003 and 2002 and the three month periods ended March 31, 2004 and 2003, these markets when combined, represented approximately 81%, 81%, 86% and 95% respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Operating Income		Operating Income
	for the Three		for the
	Months Ended		Years Ended
	March 31,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	15%	22%	17%	19%
Manchester, New Hampshire	20%	23%	15%	16%
Milwaukee, Wisconsin	36%	29%	32%	30%
Norfolk, Virginia	15%	21%	17%	16%

      We utilize certain financial measures that are not calculated in accordance with generally accepted accounting principles (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative, depreciation and amortization). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to and not a substitute for the results of operations presented on a GAAP basis.

      During the years ended December 31, 2003 and 2002 and the three month periods ended March 31, 2004 and 2003, the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets when combined, represented approximately 58%, 59%, 56% and 62%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative, depreciation and amortization). The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Station Operating		Consolidated
	Income(*) for		Station Operating
	the Three		Income(*) for
	Months Ended		the Years Ended
	March 31,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	10%	14%	12%	14%
Manchester, New Hampshire	13%	14%	11%	11%
Milwaukee, Wisconsin	23%	21%	23%	22%
Norfolk, Virginia	10%	13%	12%	12%

*	Operating income plus corporate general and administrative, depreciation and amortization

      The following tables summarize our results of operations for the three months ended March 31, 2004 and 2003. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

Consolidated Results of Operations

(In thousands of dollars)

	Three Months Ended
	March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$29,173	$26,141	$3,032	11.60%
Station operating expense*	20,518	18,813	1,705	9.06%
Corporate G&A	1,683	1,245	438	35.18%
Depreciation	1,674	1,719	(45)	(2.62)%
Amortization	42	90	(48)	(53.33)%

Operating income	5,256	4,274	982	22.98%
Interest expense	1,095	1,535	(440)	(28.66)%
Other (income) expense	8	(8)	16	N/M
Income taxes	1,622	1,098	524	47.72%

Net income	$2,531	$1,649	$882	53.49%

Earnings per share (basic and diluted)	$.12	$.08	$.04	52.03%

*	Programming, technical, selling and station general and administrative expenses.

N/A Not applicable

N/M Not meaningful

Radio Broadcasting Segment

(In thousands of dollars)

	Three Months Ended
	March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$26,019	$23,525	$2,494	10.60%
Station operating expense*	17,897	16,529	1,368	8.28%
Depreciation	1,214	1,281	(67)	(5.23)%
Amortization	38	86	(48)	(55.81)%

Operating income	$6,870	$5,629	$1,241	22.05%

*	Programming, technical, selling and station general and administrative expenses.

N/A Not applicable

N/M Not meaningful

Television Broadcasting Segment

(In thousands of dollars)

	Three Months
	Ended March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$3,154	$2,616	$538	20.57%
Station operating expense*	2,621	2,284	337	14.75%
Depreciation	411	388	23	5.93%
Amortization	4	4	0	0.00%

Operating income (loss)	$118	$(60)	$178	N/A

*	Programming, technical, selling and station general and administrative expenses.

N/A Not applicable

N/M Not meaningful

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      For the three months ended March 31, 2004, net operating revenue was $29,173,000 compared with $26,141,000 for the three months ended March 31, 2003, an increase of $3,032,000 or 12%. Approximately $931,000 ($753,000 in our radio segment and $178,000 in our television segment) or 31% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station”) increased by approximately 8% or approximately $2,101,000 ($1,741,000 or 7.4% in our radio segment and $360,000 or 13.8% in our television segment). This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 8%, while our same station national revenue increase was approximately 1%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,705,000 or 9% to $20,518,000 for the three months ended March 31, 2004, compared with $18,813,000 for the three months ended March 31, 2003. Of the total increase, approximately $780,000 or 46% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $925,000 or 5% on a same station basis, which was attributable to increases in selling and commission expenses as a result of the increase in revenue, and an increase in advertising expense in our Columbus and Norfolk markets as a result of competitive pressures in those markets.

      Operating income for the three months ended March 31, 2004 was $5,256,000 compared to $4,274,000 for the three months ended March 31, 2003, an increase of approximately $982,000 or 23%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense, a $93,000 or 5% decrease in depreciation and amortization expense, offset by a $438,000 or 35% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to approximately $200,000 or 46% of the increase due to charges incurred in registering our stock on the New York Stock Exchange; approximately $100,000 in increases in risk and property insurance; approximately $70,000 in Sarbanes-Oxley related professional consulting fees; and an overall increase in corporate general and administrative of 5%.

      We generated net income of approximately $2,531,000 ($.12 per share on a fully diluted basis) during the three months ended March 31, 2004, compared with $1,649,000 ($.08 per share on a fully diluted basis) for the three months ended March 31, 2003, an increase of approximately $882,000 or 53%. The increase was the result of the increase in operating income discussed above, and a $440,000 decrease in interest expense, offset by a $16,000 increase in other expense, and a $524,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year, and the expiration of our swap agreements in September 2003. The increase in income tax expense was directly attributable to the improvement in operating performance.

Outlook

      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.

      Based on the economic and market conditions as of May 4, 2004, for the quarter ending June 30, 2004 we anticipate net operating revenue of approximately $35,000,000 to $35,500,000, and station operating expense of approximately $22,400,000 to $22,700,000.

Forward-Looking Statements

      Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

      For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

      As of March 31, 2004, we had $121,178,000 of long-term debt (including the current portion thereof) outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement.

      Our current financing facility (the “Facility”) is a $200,000,000 reducing revolving line of credit (the “Reducing Revolver”). The Facility matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock an by a guarantee of our subsidiaries.

      The Reducing Revolver may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in Credit Agreement) based on leverage ratios.

      Interest rates under the Facility are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank’s base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to tome, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Facility.

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2004) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

      During the three months ended March 31, 2004 and 2003, we had net cash flows from operating activities of $7,844,000 and $7,625,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On March 1, 2004 we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,289,000 in cash. We financed this acquisition through funds generated from operations.

      The following transactions were either pending at March 31, 2004 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for a combined purchase price of approximately $10,000,000 in cash. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however, we expect to get approval and close on the acquisitions during the fourth quarter 2004.

•	On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,000,000 in cash. We financed this acquisition through funds generated from operations.

•	On May 4, 2004, we entered into an agreement to acquire an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

•	On May 3, 2004 we entered into an agreement to sell an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In December 2003, we increased our Stock Buy-Back Program so that we may purchase up to $15,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2004, we have repurchased 587,764 shares of our Class A Common Stock for $8,101,581. During the three months ended March 31, 2004 we repurchased 23,100 shares for approximately $418,796. For more information on our stock repurchases during the first quarter of 2004, see Part II Item 2 below.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2004 were approximately $2,531,000 ($2,521,000 in 2002). We anticipate capital expenditures exclusive of acquisitions in 2004 to be approximately $8,500,000 to $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2003.

      With the exception of the commitments to acquire radio stations of $10,250,000 disclosed in Note 7, there have been no material changes to such contracts/commitments during the three months ended March 31, 2004. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 entitled “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual return. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim period ending after December 31, 2003 for variable interest entities created prior to February 1, 2003.

      Effective January 1, 2004 we adopted FIN 46 resulting in the consolidation of Surtsey Media, LLC which was previously accounted for under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 46 did not materially impact our financial position, cash flows or results of operations. See note 5.

Inflation

      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On March 12, 2004, the Board of Directors approved amendments to the Company’s Bylaws modifying the provisions relating to (i) the advance notice procedures for the submission of stockholder proposals and nominations of persons for election as directors, (ii) consent solicitation procedures, and (iii) procedures for the indemnification of directors and officers. The amended Bylaws were included as an exhibit to our 2003 Annual Report on Form 10-K.

      The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2004:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total	Average	Part of	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)

January 1–January 31, 2004	0	0	0	$7,317,214
February 1–February 29, 2004	14,500	$17.919	14,500	$7,057,383
March 1–March 31, 2004	8,600	$18.484	8,600	$6,898,419

Total	23,100	$18.130

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on December 12, 2003, which increased the total amount authorized to be repurchased to $15,000,000.

Item 5.	Other Information

      On January 20, 2004 our Class A Common Stock began trading on the New York Stock Exchange under the ticker symbol “SGA.” Previously, our Class A Common Stock was traded on the American Stock Exchange under the same ticker symbol.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Financial
Statements
Date	Items Reported	Filed

03/03/04	Item 12 — Results of Operations and Financial Condition	None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

/s/ SAMUEL D. BUSH

Samuel D. Bush
Senior Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer)

Date: May 10, 2004

/s/ CATHERINE A. BOBINSKI

Catherine A. Bobinski
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 10, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.