Form 10-Q
period 2004-06-30
SAGA COMMUNICATIONS INC
filed 2004-08-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 31, 2004 was 18,435,204 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,772	$11,766
Accounts receivable, net	23,726	22,733
Prepaid expenses and other current assets	5,281	4,363

Total current assets	32,779	38,862
Property and equipment	129,966	126,558
Less accumulated depreciation	(66,248)	(64,189)

Net property and equipment	63,718	62,369
Other assets:
Broadcast licenses, net	128,074	123,657
Goodwill, net	36,220	30,839
Other intangibles, deferred costs and investments, net	10,127	6,616

Total other assets	174,421	161,112

	$270,918	$262,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106	$1,817
Other current liabilities	13,112	11,647
Current portion of long-term debt	—	45

Total current liabilities	14,218	13,509
Deferred income taxes	19,776	18,414
Long-term debt	121,161	121,160
Other	2,241	2,016
Stockholders’ equity:
Common stock	210	210
Additional paid-in capital	48,296	47,207
Retained earnings	69,669	62,277
Accumulated other comprehensive income	40	29
Treasury stock	(4,693)	(2,479)

Total stockholders’ equity	113,522	107,244

	$270,918	$262,343

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands except per share data)
	Unaudited
Net operating revenue	$35,127	$31,790	$64,300	$57,931
Operating expenses:
Programming and technical	7,820	7,029	15,538	14,203
Selling	8,747	8,349	15,902	14,801
Station general and administrative	5,440	5,119	11,085	10,306
Corporate general and administrative	2,229	1,896	3,912	3,141
Depreciation	1,709	1,671	3,383	3,390
Amortization	67	120	109	210

Operating profit	9,115	7,606	14,371	11,880
Other (income) expense:
Interest expense	1,085	1,157	2,180	2,692
Other	65	(357)	73	(365)

Income before income tax	7,965	6,806	12,118	9,553
Income tax provision	3,104	2,577	4,726	3,675

Net income	$4,861	$4,229	$7,392	$5,878

Earnings per share:
Basic	$.23	$.20	$.36	$.28

Diluted	$.23	$.20	$.35	$.28

Weighted average common shares	20,816	20,815	20,813	20,810

Weighted average common and common equivalent shares	21,285	21,354	21,283	21,309

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in thousands)
	Unaudited
Cash flows from operating activities:
Cash provided by operating activities	$12,100	$9,966
Cash flows from investing activities:
Acquisition of property and equipment	(4,263)	(4,203)
Proceeds from sale of assets	70	306
Increase in intangibles and other assets	(3,918)	(777)
Acquisition of stations and radio networks	(10,317)	(9,139)

Net cash used in investing activities	(18,428)	(13,813)
Cash flows from financing activities:
Proceeds from long-term debt	—	8,500
Payments on long-term debt	(44)	(4,859)
Purchase of shares held in treasury	(2,428)	—
Net proceeds from exercise of stock options	806	75

Net cash provided by (used in) financing activities	(1,666)	3,716
Net decrease in cash and cash equivalents	(7,994)	(131)
Cash and cash equivalents, beginning of period	11,766	5,874

Cash and cash equivalents, end of period	$3,772	$5,743

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report (Form 10-K) for the year ended December 31, 2003.

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

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Net income, as reported	$4,861	$4,229	$7,392	$5,878
Add back: stock based compensation cost, net of tax	13	12	26	25
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(503)	(606)	(1,017)	(978)

Pro forma net income	$4,371	$3,635	$6,401	$4,925

Pro forma earnings per share:
Basic	$.21	$.17	$.31	$.24

Diluted	$.21	$.17	$.30	$.23

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2004 and 2003: risk-free interest rate of 3.7% and 3.4%; a dividend yield of 0%; expected volatility of 31.1% and 32.2%; and a weighted average expected life of the options of 7 years, respectively.

2.	Recent Accounting Pronouncements

      On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed standard that if adopted, will significantly change the accounting for stock based compensation including employee stock options. Comments are expected on the exposure draft, which if adopted in its current form, will require us to expense stock options using a suggested method different than the method that we currently use to determine the fair value of options. We anticipate that if the new standard is adopted, the standard will impact our financial position and results of operations (see Note 1 for a discussion of our current treatment of stock-based compensation.

      In January 2003, the FASB issued FIN 46 entitled “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual return. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim period ending after December 31, 2003 for variable interest entities created prior to February 1, 2003.

      Effective January 1, 2004 we adopted FIN 46 resulting in the consolidation of Surtsey Media, LLC which was previously accounted for under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 46 did not materially impact our financial position, cash flows or results of operations. See note 6.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets and Goodwill

      Under SFAS No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual (or more frequent if impairment indicators arise) impairment tests.

      We consider FCC broadcast licenses to have indefinite lives. Factors that we considered in evaluating that the radio and television FCC licenses are indefinite-lived intangible assets under SFAS 142 include the following:

•	The radio and television broadcasting licenses may be renewed indefinitely at little cost.

•	The radio and television broadcasting licenses are essential to our business, and we intend to renew our licenses indefinitely.

•	We have never been denied the renewal of a FCC broadcast license.

•	We do not believe that there will be any compelling challenge to the renewal of our broadcast licenses.

•	We do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

      Based on the above, we believe cash flows from our radio and television licenses are expected to continue indefinitely.

      Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. Other intangibles are amortized over five to forty years.

      In accordance with SFAS 142 we tested our goodwill and broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely) for impairment as of October 1, 2003 by comparing their estimated fair value to the related carrying value as of that date. The results of these tests indicated that there was no impairment of the carrying value of goodwill or broadcast licenses.

4.	Common Stock and Treasury Stock

      The following summarizes information relating to the number of shares of our common stock involved in stock transactions through June 30, 2004:

	Common Stock
	Issued

	Class A	Class B

	(Shares in
	thousands)
Balance, January 1, 2003	18,499	2,360
Exercised options	93	—

Balance, December 31, 2003	18,592	2,360
Exercised options	97	—

Balance, June 30, 2004	18,689	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $15,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2004 we have repurchased 694,864 shares of our Class A Common Stock for approximately $10,111,138.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$4,861	$4,229	$7,392	$5,878
Accumulated other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax	—	158	—	293
Change in market value of securities, net of tax	4	—	11	—

Total comprehensive income	$4,865	$4,387	$7,403	$6,171

	Marketable
	Securities	Derivatives

	(In thousands)
Accumulated comprehensive income (loss) consists of:
Balance at January 1, 2003	$—	$(464)
Change in fair value of derivatives, net of $250 taxes	—	464
Change in market value of securities, net of $15 taxes	29	—

Balance at December 31, 2003	29	—
Change in market value of securities, net of $7 taxes	11	—

Balance at June 30, 2004	$40	$—

6.	Acquisitions and Dispositions

      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties.

Pending Acquisitions and Dispositions

      On January 21, 2004, we entered into an agreement to acquire an FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for approximately $10,000,000. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however, we expect to get approval and close on the acquisitions during the fourth quarter 2004.

      On May 3, 2004 we entered into an agreement to sell an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

      On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the fourth quarter 2004.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 1, 2004, we acquired an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000.

2004 Acquisitions

      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,442,000.

      On April 1, 2004 we acquired three FM radio stations (WRSI-FM, Turners Falls, Massachusetts, WPVQ-FM, Greenfield, Massachusetts and WRSY-FM, Marlboro, Vermont) serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,220,000.

2003 Acquisitions, Time Brokerage Agreements, Shared Services Agreements and Dispositions

      In March, 2003 we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc. “Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At June 30, 2004, there was $1,061,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

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

      On October 1, 2003, we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock, plus up to an additional $2,000,000 if we obtain approval from the FCC for a city license change.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Condensed Consolidated Balance Sheet of 2004 and 2003 Acquisitions:

	Acquisitions in

	2004	2003

	(In thousands)
Assets Acquired:
Current assets	$652	$590
Property and equipment	573	1,357
Other assets:
Broadcast licenses-Radio segment	4,417	19,958
Broadcast licenses-TV segment	—	1,000
Goodwill-Radio segment	5,381	3,494
Goodwill-TV segment	(345)	27
Other intangibles, deferred costs and investments	—	648

Total other assets	9,453	25,127

Total assets acquired	10,678	27,074

Liabilities Assumed:
Current liabilities	361	298
Long-term syndicated programming	—	229
Long-term debt	—	1,060

Total liabilities assumed	361	1,587

Net assets acquired	$10,317	$25,487

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results of our operations for the three and six months ended June 30, 2004 and 2003 assume the 2004 and 2003 acquisitions occurred as of January 1, 2003. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands except per share data)
Consolidated Results of Operations
Net operating revenue	$35,127	$33,974	$65,007	$61,711
Station operating expense	22,007	21,932	42,988	42,266

Station operating income	13,120	12,042	22,019	19,445
Corporate general and administrative	2,229	1,896	3,912	3,141
Depreciation	1,709	1,722	3,399	3,488
Amortization	67	136	110	244

Operating income	9,115	8,288	14,598	12,572
Interest expense	1,085	1,229	2,180	2,836
Other	65	(357)	73	(365)
Income tax provision	3,104	2,831	4,819	3,899

Net income	$4,861	$4,585	$7,526	$6,202

Basic earnings per share	$.23	$.22	$.36	$.30

Diluted earnings per share	$.23	$.21	$.35	$.29

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$31,362	$30,859	$58,088	$55,980
Station operating expense	19,169	19,512	37,529	37,562

Station operating income	12,193	11,347	20,559	18,418
Corporate general and administrative	—	—	—	—
Depreciation	1,236	1,285	2,466	2,613
Amortization	64	133	103	237

Operating income	$10,893	$9,929	$17,990	$15,568

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,765	$3,115	$6,919	$5,731
Station operating expense	2,838	2,420	5,459	4,704

Station operating income	927	695	1,460	1,027
Corporate general and administrative	—	—	—	—
Depreciation	423	388	834	776
Amortization	3	3	7	7

Operating income	$501	$304	$619	$244

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2004:
Net operating revenue	$31,362	$3,765	—	$35,127
Station operating expense	19,169	2,838	—	22,007
Corporate general and administrative	—	—	$2,229	2,229
Depreciation	1,236	423	50	1,709
Amortization	64	3	—	67

Operating income (loss)	$10,893	$501	$(2,279)	$9,115

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2003:
Net operating revenue	$30,859	$3,115	—	$33,974
Station operating expense	19,512	2,420	—	21,932
Corporate general and administrative	—	—	$1,896	1,896
Depreciation	1,285	388	49	1,722
Amortization	133	3	—	136

Operating income (loss)	$9,929	$304	$(1,945)	$8,288

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2004:
Net operating revenue	$58,088	$6,919	—	$65,007
Station operating expense	37,529	5,459	—	42,988
Corporate general and administrative	—	—	$3,912	3,912
Depreciation	2,466	834	99	3,399
Amortization	103	7	—	110

Operating income (loss)	$17,990	$619	$(4,011)	$14,598

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2003:
Net operating revenue	$55,980	$5,731	—	$61,711
Station operating expense	37,562	4,704	—	42,266
Corporate general and administrative	—	—	$3,141	3,141
Depreciation	2,613	776	99	3,488
Amortization	237	7	—	244

Operating income (loss)	$15,568	$244	$(3,240)	$12,572

7.     Segment Information

      We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

      The Radio segment includes twenty one markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and three low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate and Other” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2004:
Net operating revenue	$31,362	$3,765	—	$35,127
Station operating expense	19,169	2,838	—	22,007
Corporate general and administrative	—	—	$2,229	2,229
Depreciation	1,236	423	50	1,709
Amortization	64	3	—	67

Operating income (loss)	$10,893	$501	$(2,279)	$9,115

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2003:
Net operating revenue	$28,675	$3,115	—	$31,790
Station operating expense	18,077	2,420	—	20,497
Corporate general and administrative	—	—	$1,896	1,896
Depreciation	1,234	388	49	1,671
Amortization	117	3	—	120

Operating income (loss)	$9,247	$304	$(1,945)	$7,606

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2004:
Net operating revenue	$57,381	$6,919	—	$64,300
Station operating expense	37,066	5,459	—	42,525
Corporate general and administrative	—	—	$3,912	3,912
Depreciation	2,450	834	99	3,383
Amortization	102	7	—	109

Operating income (loss)	$17,763	$619	$(4,011)	$14,371

Total assets	$227,005	$30,058	$13,855	$270,918

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2003:
Net operating revenue	$52,200	$5,731	—	$57,931
Station operating expense	34,606	4,704	—	39,310
Corporate general and administrative	—	—	$3,141	3,141
Depreciation	2,515	776	99	3,390
Amortization	203	7	—	210

Operating income (loss)	$14,876	$244	$(3,240)	$11,880

Total assets	$199,103	$27,693	$11,018	$237,814

8.	Subsequent Events

      On July 1, 2004, we acquired an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000.

9.	Derivative Instruments and Hedging Activities

      The description in Note 5 to our consolidated financial statements of our 2003 Annual Report on Form 10-K “Derivative Instruments and Hedging Activities,” describing market risks associated with foreign currency exchange rates and derivative financial instruments relating to operations in the United Kingdom and Holland were included in error. We do not have operations in the United Kingdom or Holland or any related derivative activity in the United Kingdom or Holland.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Periodically we enter into derivative financial instruments, including interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in March 2003 and September 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At June 30, 2004 and December 31, 2003 we had no interest rate swap agreements in place.

      We account for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

      For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. All of the Company’s derivative instruments are accounted for as cash flow hedges.

      We had the following interest rate swap agreements in place during 2003:

•	Two interest rate swap agreements with a total notional amount of $26,250,000. We paid 4.11% calculated on the notional amount; we received LIBOR calculated on the notional amount of $26,250,000. These agreements expired in March, 2003.

•	Two interest rate swap agreements with a total notional amount of $13,750,000. We paid 3.67% calculated on the notional amount; we received LIBOR calculated on the notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increased to $40,000,000 with all other terms remaining the same. These agreements expired in September, 2003.

      Net receipts or payments under the agreements were recognized as an adjustment to interest expense. All of the above interest rate swap agreements were assessed as effective. Therefore, changes in their fair value were recognized in other comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion is presented on both a consolidated and segment basis. Corporate G&A expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are, therefore reflected only in our discussion of consolidated results.

      Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty one markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and three low power television (“LPTV”) stations.

General

      We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

      For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below.

Radio Segment

      In our radio segment our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station there are a predetermined number of advertisements broadcast each hour.

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2004 and 2003, approximately 81% and 79%, respectively, of our gross radio segments revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our broadcast markets.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which includes the first quarter of each year. Our net operating revenue, and the resulting station operating expenses, and operating income varies from market to market based upon the related markets rank or size which is based upon population and the available radio advertising revenue in that particular market.

      Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers. In a number of our markets this is measured by periodic reports generated by an independent national rating service. In the remainder of our markets it is measured by the results advertisers obtain through the actual running of an advertising schedule. Advertisers measure these results based on increased demand for their goods or services and/or actual revenues generated from such demand. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, target marketing capability of radio compared to other advertising media, and signal strength. Because reaching a large and demographically attractive audience is crucial to a station’s financial success, we endeavor to develop strong listener loyalty. When we acquire and/or begin to operate a station or group of stations we generally increase programming and advertising and promotion expenses to increase our share of the listening audience. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations is increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired station or group of stations.

      The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular radio station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of inventory sell out ratios and pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

      Our radio stations employ a variety of programming formats. We periodically perform market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following. We believe that the diversification of formats on our radio stations helps to insulate us from the effects of changes in musical tastes of the public on any particular format.

      The primary operating expenses involved in owning and operating radio stations are employee salaries including sales commissions, depreciation, programming expenses, advertising expenses, and promotion expenses.

      Historically, our radio stations in the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the six month periods ended June 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, these markets when combined, represented approximately 77%, 90%, 81% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Total available radio advertising dollars available in the Columbus Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. We anticipate that this decline is temporary in nature. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Operating		Operating
	Income For the		Income For the
	Six Months		Years Ended
	Ended June 30,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	13%	20%	17%	19%
Manchester, New Hampshire	15%	18%	15%	16%
Milwaukee, Wisconsin	33%	34%	32%	30%
Norfolk, Virginia	16%	18%	17%	16%

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

      During the six month periods ended June 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, the radio stations in our four largest markets when combined, represented approximately 53% 61%, 58% and 59%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative, depreciation and amortization). None of our television markets represented more than 15% or more of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Station		Consolidated
	Operating		Station
	Income For		Operating
	the Six (*)		Income For
	Months		the Years (*)
	Ended		Ended
	June 30,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	9%	14%	12%	14%
Manchester, New Hampshire	10%	12%	11%	11%
Milwaukee, Wisconsin	23%	23%	23%	22%
Norfolk, Virginia	11%	12%	12%	12%

*	Operating income plus corporate general and administrative, depreciation and amortization

Television Segment

      In our television segment our primary source of revenue is from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations is limited by certain network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television broadcasting segment local market managers only determine the number of advertisements to be broadcast hourly in locally produced programs which are comprised mainly of news programming and the occasional locally produced sports or information show.

      Our net operating revenue, and the resulting station operating expenses, and operating income varies from market to market based upon the related markets rank or size which is based upon population and the available television advertising revenue in that particular market, and the popularity of programming being broadcast.

      Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming through locally produced news, sports and weather and as a result of syndication and network affiliation agreements, local market competition, the ability of television broadcasting to reach a mass appeal market compared to other advertising media, and signal strength including and cable/satellite coverage. Because audience ratings are crucial to a station’s financial success, we endeavor to develop strong listener/viewer loyalty. When we acquire and/or begin operating a station or group of stations we generally increase spending on programming expenses including local news, sports and weather programming and syndicated programming, and advertising and promotion expenses to increase our viewership. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations is increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired/operated station or group of stations.

      Our stations strive to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, demand for advertising and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

      Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provides us with the viewer loyalty we are trying to achieve.

      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2004 and 2003, approximately 74% and 76%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which includes the first quarter of each year.

      The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses including news production and the cost of acquiring certain syndicated programming, solicitation of advertising, and promotion expenses.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations

      The following tables summarize our results of operations for the three months ended June 30, 2004 and 2003. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

Consolidated Results of Operations

	Three Months Ended
	June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$35,127	$31,790	$3,337	10.50%
Station operating expense*	22,007	20,497	1,510	7.37%
Corporate G&A	2,229	1,896	333	17.56%
Depreciation	1,709	1,671	38	2.27%
Amortization	67	120	(53)	(44.17%)

Operating income	9,115	7,606	1,509	19.84%
Interest expense	1,085	1,157	(72)	(6.22%)
Other (income) expense	65	(357)	422	N/M
Income taxes	3,104	2,577	527	20.45%

Net income	$4,861	$4,229	$632	14.94%

Earnings per share (basic and diluted)	$.23	$.20	$.03	14.94%

Radio Broadcasting Segment

	Three Months Ended
	June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$31,362	$28,675	$2,687	9.37%
Station operating expense*	19,169	18,077	1,092	6.04%
Depreciation	1,236	1,234	2	.16%
Amortization	64	117	(53)	(45.30%)

Operating income	$10,893	$9,247	$1,646	17.80%

Television Broadcasting Segment

	Three Months
	Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$3,765	$3,115	$650	20.87%
Station operating expense*	2,838	2,420	418	17.27%
Depreciation	423	388	35	9.02%
Amortization	3	3	0	0.00%

Operating income (loss)	$501	$304	$197	64.80%

*	Programming, technical, selling and station general and administrative expenses.

N/A Not applicable
N/M Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2004:
Net operating revenue	$31,362	$3,765	—	$35,127
Station operating expense	19,169	2,838	—	22,007
Corporate general and administrative	—	—	$2,229	2,229
Depreciation	1,236	423	50	1,709
Amortization	64	3	—	67

Operating income (loss)	$10,893	$501	$(2,279)	$9,115

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended June 30, 2003:
Net operating revenue	$28,675	$3,115	—	$31,790
Station operating expense	18,077	2,420	—	20,497
Corporate general and administrative	—	—	$1,896	1,896
Depreciation	1,234	388	49	1,671
Amortization	117	3	—	120

Operating income (loss)	$9,247	$304	$(1,945)	$7,606

Consolidated

      For the three months ended June 30, 2004, consolidated net operating revenue was $35,127,000 compared with $31,790,000 for the three months ended June 30, 2003, an increase of $3,337,000 or 11%. Approximately $1,752,000 ($1,467,000 in our radio segment and $285,000 in our television segment) or 53% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station revenue”) increased by approximately 5% or approximately $1,585,000 ($1,220,000 or 4.3% in our radio segment and $365,000 or 11.7% in our television segment). This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 7%, while our same station national revenue decrease was approximately 2%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $1,510,000 or 7% to $22,007,000 for the three months ended June 30, 2004, compared with $20,497,000 for the three months ended June 30, 2003. Of the total increase, approximately $1,419,000 or 94% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $91,000 or 0.4% on a same station basis.

      Operating income for the three months ended June 30, 2004 was $9,115,000 compared to $7,606,000 for the three months ended June 30, 2003, an increase of approximately $1,509,000 or 20%. The increase was the result of the increase in net operating revenue and a $15,000 or 0.8% decrease in depreciation and amortization expense, offset by the increase in station operating expense and a $333,000 or 18% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to approximately $194,000 or 58% charges incurred in Sarbanes-Oxley Section 404 related professional consulting fees; and an overall increase in corporate general and administrative of 7%, primarily attributable to the growth of the Company as a whole.

      We generated net income of approximately $4,861,000 ($.23 per share on a fully diluted basis) during the three months ended June 30, 2004, compared with $4,229,000 ($.20 per share on a fully diluted basis) for the three months ended June 30, 2003, an increase of approximately $632,000 or 15%. The increase was the result of the increase in operating income discussed above and a $72,000 decrease in interest expense, offset by a $422,000 increase in other expense and a $527,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year, and the expiration of our swap agreements in September 2003. The increase in other expense was the principally the result of gains recognized on the sale of two of our AM radio stations in our Columbus, Ohio and Springfield, Illinois markets during the three months ended June 30, 2003. The increase in income tax expense was directly attributable to the improvement in operating performance.

Radio Segment

      For the three months ended June 30, 2004, net operating revenue of the radio segment was $31,362,000 compared with $28,675,000 for the three months ended June 30, 2003, an increase of $2,687,000 or 9%. Approximately $1,467,000 or 55% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2003. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 4.3% or approximately $1,220,000. This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 6%, while our same station national revenue decrease was approximately 4.6%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in the radio segment increased by $1,092,000 or 6% to $19,169,000 for the three months ended June 30, 2004, compared with $18,077,000 for the three months ended June 30, 2003. The total increase in station operating expense was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense decreased by approximately $84,000 or 0.4% on a same station basis, which was attributable to overall cost containment efforts.

      Operating income in the radio segment for the three months ended June 30, 2004 was $10,893,000 compared to $9,247,000 for the three months ended June 30, 2003, an increase of approximately $1,646,000 or 18%. The increase was the result of the increase in net operating revenue and $51,000 or 3.8% decrease in depreciation and amortization expense (approximately a $161,000 or a 12% decrease on a same station basis), offset by the increase in station operating expense.

Television Segment

      For the three months ended June 30, 2004, net operating revenue of our television segment was $3,765,000 compared with $3,115,000 for the three months ended June 30, 2003, an increase of $650,000 or 21%. Approximately $285,000 or 44% of the increase was attributable to revenue generated by television stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by television stations that we owned and operated for the entire comparable period increased by approximately 12% or approximately $365,000. Approximately $85,000 or 23% of the increase was attributable to an increase in political advertising. The majority of the improvement in same station revenue was attributable to same station national revenue increases of approximately 15% while our same station local revenue increase was approximately 12%. These increases were primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in the television segment increased by $418,000 or 17% to $2,838,000 for the three months ended June 30, 2004, compared with $2,420,000 for the three months ended June 30, 2003. Of the total increase, approximately $243,000 or approximately 58% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. On a same station basis, station operating expense increased approximately $175,000 or 7%, which was attributable to increases in selling and commission expenses as a result of the increase in revenue, and increased utility expenses and technical repairs in all of our television markets.

      Operating income in the television segment for the three months ended June 30, 2004 was $501,000 compared to $304,000 for the three months ended June 30, 2003, an increase of approximately $197,000 or 65%. The increase was the result of the increase in net operating revenue and a $35,000 or 9% increase in depreciation and amortization expense, offset by the increase in station operating. Operating income on a same station basis increased by approximately $190,000 or approximately 61%, which was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      The following tables summarize our results of operations for the six months ended June 30, 2004 and 2003. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.

Consolidated Results of Operations

	Six Months Ended
	June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$64,300	$57,931	$6,369	10.99%
Station operating expense*	42,525	39,310	3,215	8.18%
Corporate G&A	3,912	3,141	771	24.55%
Depreciation	3,383	3,390	(7)	(0.21%)
Amortization	109	210	(101)	(48.10%)

Operating income	14,371	11,880	2,491	20.97%
Interest expense	2,180	2,692	(512)	(19.02%)
Other (income) expense	73	(365)	438	N/M
Income taxes	4,726	3,675	1,051	28.60%

Net income	$7,392	$5,878	$1,514	25.76%

Earnings per share:
Basic	$.36	$.28	$.08	25.74%

Diluted	$.35	$.28	$.07	25.91%

Radio Broadcasting Segment

	Six Months Ended
	June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$57,381	$52,200	$5,181	9.93%
Station operating expense*	37,066	34,606	2,460	7.11%
Depreciation	2,450	2,515	(65)	(2.58)%
Amortization	102	203	(101)	(49.75)%

Operating income	$17,763	$14,876	$2,887	19.41%

Television Broadcasting Segment

			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Six Months Ended June 30, 2004
Net operating revenue	$6,919	$5,731	$1,188	20.73%
Station operating expense*	5,459	4,704	755	16.05%
Depreciation	834	776	58	7.47%
Amortization	7	7	0	0.00%

Operating income (loss)	$619	$244	$375	N/M

*	Programming, technical, selling and station general and administrative expenses.

N/ A Not applicable
N/ M Not meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2004:
Net operating revenue	$57,381	$6,919	—	$64,300
Station operating expense	37,066	5,459	—	42,525
Corporate general and administrative	—	—	$3,912	3,912
Depreciation	2,450	834	99	3,383
Amortization	102	7	—	109

Operating income (loss)	$17,763	$619	$(4,011)	$14,371

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2003:
Net operating revenue	$52,200	$5,731	—	$57,931
Station operating expense	34,606	4,704	—	39,310
Corporate general and administrative	—	—	$3,141	3,141
Depreciation	2,515	776	99	3,390
Amortization	203	7	—	210

Operating income (loss)	$14,876	$244	$(3,240)	$11,880

Consolidated

      For the six months ended June 30, 2004, consolidated net operating revenue was $64,300,000 compared with $57,931,000 for the six months ended June 30, 2003, an increase of $6,369,000 or 11%. Approximately $2,754,000 ($2,291,000 in our radio segment and $463,000 in our television segment) or 43% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 6% or approximately $3,615,000 ($2,890,000 or 80% in our radio segment and $725,000 or 20% in our television segment). This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 7%, while our same station national revenue decrease was approximately 1%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) increased by $3,215,000 or 8% to $42,525,000 for the six months ended June 30, 2004, compared with $39,310,000 for the six months ended June 30, 2003. Of the total increase, approximately $2,225,000 or 69% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $990,000 or 3% on a same station basis, as a result of an increase in selling and commission expenses which was directly attributable to the increase in revenue, and increases in programming expenses and advertising and promotions expense as a result of competitive pressures in several of our radio markets.

      Operating income for the six months ended June 30, 2004 was $14,371,000 compared to $11,880,000 for the six months ended June 30, 2003, an increase of approximately $2,491,000 or 21%. The increase was the result of the increase in net operating revenue and a $108,000 or 3% decrease in depreciation and amortization expense, offset by the increase in station operating expense and a $771,000 or 25% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to approximately $264,000 or 34% of the increase due to charges incurred in Sarbanes-Oxley Section 404 related professional consulting fees; approximately $200,000 or 26% of the increase due to charges incurred in registering our stock on the New York Stock Exchange; and an overall increase in corporate general and administrative of 10% primarily attributable to the growth of the Company as a whole.

      We generated net income of approximately $7,392,000 ($.35 per share on a fully diluted basis) during the six months ended June 30, 2004, compared with $5,878,000 ($.28 per share on a fully diluted basis) for the six months ended June 30, 2003, an increase of approximately $1,514,000 or 26%. The increase was the result of the increase in operating income discussed above, a decrease in interest expense of approximately $512,000 and a $1,051,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year and the expiration of our swap agreements in September 2003. The increase in other expense was the principally the result of gains recognized on the sale of two of our AM radio stations in our Columbus, Ohio and Springfield, Illinois markets during the three months ended June 30, 2003. The increase in income tax expense was directly attributable to the improvement in operating performance.

Radio Segment

      For the six months ended June 30, 2004, net operating revenue in the radio segment was $57,381,000 compared with $52,200,000 for the six months ended June 30, 2003, an increase of $5,181,000 or 10%. Approximately $2,291,000 or 44% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2003. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 6% or approximately $2,890,000. This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our radio stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 7%, while our same station national revenue decrease was approximately 4%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our radio segment increased by $2,460,000 or 7% to $37,066,000 for the six months ended June 30, 2004, compared with $34,606,000 for the six months ended June 30, 2003. Of the total increase, approximately $1,802,000 or 73% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $658,000 or 2% on a same station basis, which was directly attributable to the increase in revenue.

      Operating income in the radio segment for the six months ended June 30, 2004 was $17,763,000 compared to $14,876,000 for the six months ended June 30, 2003, an increase of approximately $2,887,000 or 19% and a $166,000 or 6% decrease in depreciation and amortization expense (approximately $341,000 or

12.5% decrease on a same station basis). The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment

      For the six months ended June 30, 2004, net operating revenue in the radio segment was $6,919,000 compared with $5,731,000 for the six months ended June 30, 2003, an increase of $1,188,000 or 21%. Approximately $463,000 or 39% of the increase was attributable to revenue generated by television stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 13% or approximately $725,000. Approximately $112,000 or 15% of the increase was the result of an increase in political advertising. The remaining increase in revenue was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our television stations. The majority of the improvement in same station revenue was attributable to same station national revenue increases of approximately 20%, while our same station local revenue increased approximately 12%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our television segment increased by $755,000 or 16% to $5,459,000 for the six months ended June 30, 2004, compared with $4,704,000 for the six months ended June 30, 2003. Of the total increase, approximately $423,000 or 56% was the result of the impact of the operation of television stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $332,000 or 7% on a same station basis, which was attributable to increases in selling and commission expenses as a result of the increase in revenue.

      Operating income in the television segment for the six months ended June 30, 2004 was $619,000 compared to $244,000 for the six months ended June 30, 2003, an increase of approximately $375,000 or 154%. The increase was the result of the increase in net operating revenue and a $58,000 or 7% increase in depreciation and amortization expense, offset by the increase in station operating expense.

Outlook

      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.

      Based on the economic and market conditions as of July 28, 2004, for the quarter ending September 30, 2004, we anticipate net operating revenue of approximately $34,000,000 to $34,500,000, and station operating expense (exclusive of depreciation and amortization) of approximately $21,200,000 to $21,500,000.

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

Liquidity and Capital Resources

     Debt Arrangements and Debt Service Requirements

      As of June 30, 2004, we had $121,161,000 of long-term debt (including the current portion thereof) outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement.

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

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2004) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

     Sources and Uses of Cash

      During the six months ended June 30, 2004 and 2003, we had net cash flows from operating activities of $12,100,000 and $9,966,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On March 1, 2004 we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,442,000 in cash. We financed this acquisition through funds generated from operations.

      On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,220,000 in cash. We financed this acquisition through funds generated from operations.

      The following transactions were either pending at June 30, 2004 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for a combined purchase price of approximately $10,000,000 in cash. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the FCC and have been contested, however, we expect to get approval and close on the acquisitions during the fourth quarter 2004.

•	On July 1, 2004, we acquired an FM radio station (WXLS-FM) serving the Champaign, Illinois market, for approximately $3,250,000 in cash. We financed this acquisition through funds generated from operations.

•	On May 3, 2004, we entered into an agreement to sell an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the third quarter 2004.

•	On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the fourth quarter 2004.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In December 2003, we increased our Stock Buy-Back Program so that we may purchase up to $15,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2004, we have repurchased 694,864 shares of our Class A Common Stock for $10,111,138. During the three months ended June 30, 2004 we repurchased 107,100 shares for approximately $2,009,557. For more information on our stock repurchases during the quarter of 2004, see Part II Item 2 below.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2004 were approximately $4,263,000 ($4,203,000 in 2003). We anticipate capital expenditures exclusive of acquisitions in 2004 to be approximately $8,500,000 to $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2003.

      With the exception of the commitments to acquire radio stations of $16,500,000 disclosed in Note 6, there have been no material changes to such contracts/commitments during the six months ended June 30, 2004. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2003.

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

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

      The following table summarizes our repurchases of our Class A Common Stock during the quarter ended June 30, 2004. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(a)

April 1 — April 30, 2004	2,100	$18.546	2,100	$6,859,473
May 1 — May 31, 2004	0	0	0	$6,859,473
June 1 — June 30, 2004	105,000	$18.768	105,000	$4,888,862

Total	107,100	$18.763

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on December 12, 2003, which increased the total amount authorized to be repurchased to $15,000,000.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on May 10, 2004.

      At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

(1) The six nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Withheld

Brian W. Brady*	14,377,569	1,436,235
Jonathan Firestone*	14,251,250	1,562,553
Edward K. Christian	35,640,237	3,777,267
Donald Alt	37,953,235	1,464,269
Gary Stevens	33,245,394	6,172,110
Robert Maccini	32,546,376	6,871,128

*	Elected by the holders of Class A Common Stock.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Financial
Date	Items Reported	Statements Filed

05/04/04	Item 9 — Regulation FD Disclosure, Item 12 — Results of Operations and Financial Condition	None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

/s/ SAMUEL D. BUSH

Samuel D. Bush
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: August 6, 2004

/s/ CATHERINE A. BOBINSKI

Catherine A. Bobinski
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 6, 2004

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