Form 10-Q
period 2004-09-30
SAGA COMMUNICATIONS INC
filed 2004-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 1, 2004 were 18,319,895 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,187	$11,766
Accounts receivable, net	22,390	22,733
Prepaid expenses and other current assets	5,009	4,363

Total current assets	35,586	38,862
Property and equipment	131,546	126,558
Less accumulated depreciation	(66,142)	(64,189)

Net property and equipment	65,404	62,369
Other assets:
Broadcast licenses, net	130,110	123,657
Goodwill, net	37,129	30,839
Other intangibles, deferred costs and investments, net	7,618	6,616

Total other assets	174,857	161,112

	$275,847	$262,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,405	$1,817
Payroll and payroll taxes	6,428	6,459
Barter transactions	1,884	1,489
Other current liabilities	5,444	3,699
Current portion of long-term debt	—	45

Total current liabilities	15,161	13,509
Deferred income taxes	20,837	18,414
Long-term debt	121,160	121,160
Other	2,777	2,016
Stockholders’ equity:
Common stock	210	210
Additional paid-in capital	48,359	47,207
Retained earnings	73,987	62,277
Accumulated other comprehensive income	42	29
Treasury stock	(6,686)	(2,479)

Total stockholders’ equity	115,912	107,244

	$275,847	$262,343

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share information)

		Unaudited
Net operating revenue	$34,262	$30,433	$98,562	$88,364
Station operating expenses	24,006	20,470	69,924	63,281
Corporate general and administrative	1,927	1,844	5,938	5,084

Operating income	8,329	8,119	22,700	19,999
Other expense, net:
Interest expense	1,036	1,081	3,216	3,773
Other	210	1,215	283	850

Income before income tax	7,083	5,823	19,021	15,376
Income tax provision	2,765	2,356	7,491	6,031

Net income	$4,318	$3,467	$11,710	$9,345

Earnings per share:
Basic	$.21	$.17	$.56	$.45

Diluted	$.20	$.16	$.55	$.44

Weighted average common shares	20,750	20,810	20,792	20,810

Weighted average common and common equivalent shares	21,116	21,292	21,227	21,303

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2004	2003

	(In thousands)
	Unaudited
Cash flows from operating activities:
Cash provided by operating activities	$22,073	$20,244
Cash flows from investing activities:
Acquisition of property and equipment	(8,249)	(6,410)
Proceeds from sale of assets	741	337
Increase in intangibles and other assets	(903)	(4,974)
Acquisition of stations and radio networks	(13,607)	(9,170)

Net cash used in investing activities	(22,018)	(20,217)
Cash flows from financing activities:
Proceeds from long-term debt	—	128,600
Payments on long-term debt	(45)	(113,656)
Purchase of shares held in treasury	(4,533)	(731)
Net proceeds from exercise of stock options	944	78

Net cash (used in) provided by financing activities	(3,634)	14,291
Net (decrease) increase in cash and cash equivalents	(3,579)	14,318
Cash and cash equivalents, beginning of period	11,766	5,874

Cash and cash equivalents, end of period	$8,187	$20,192

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

      In our opinion, the accompanying financial statements include all adjustments of normal, recurring nature considered necessary for a fair presentation of its financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003. Results of Operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

      The classification of certain amounts previously reported in the consolidated balance sheets as of December 31, 2003 financial statements have been modified to conform to the September 30, 2004 method of presentation.

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

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months		Nine months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share information)
Net income, as reported	$4,318	$3,467	$11,710	$9,345
Add back: stock based compensation cost, net of tax	12	13	38	38
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(495)	(526)	(1,512)	(1,504)

Pro forma net income	$3,835	$2,954	$10,236	$7,879

Pro forma earnings per share:
Basic	$.18	$.14	$.49	$.38

Diluted	$.18	$.14	$.48	$.37

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004 and 2003: risk-free interest rate of 3.7% and 3.4%; a dividend yield of 0%; expected volatility of 31.1% and 32.2%; and a weighted average expected life of the options of 7 years, respectively.

2.	Recent Accounting Pronouncements

      On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for stock based compensation including employee stock options by requiring us to expense stock options using a suggested method different than the method that we currently use to determine the fair value of options. On October 31, 2004, the FASB delayed the effective date of the proposed standard until our interim period beginning July 1, 2005. We anticipate that if the new standard is adopted, it will impact our financial position and results of operations. See Note 1 for a discussion of our current treatment of stock-based compensation and the effect it would have had for the three-month and nine-month periods ended September 30, 2004.

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

      Under SFAS No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual, or more frequent if impairment indicators arise, impairment tests.

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

      In accordance with SFAS 142 we perform our impairment tested of goodwill and broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely) as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date. As of September 30, 2004 we have not yet determined the effect, if any, of impairment of the carrying value of goodwill or broadcast licenses for the year 2004.

4.	Common Stock and Treasury Stock

      The following summarizes information relating to the number of shares of our common stock involved in stock transactions through September 30, 2004:

	Common Stock
	Issued

	Class A	Class B

	(shares in
	thousands)
Balance, January 1, 2003	18,499	2,360
Exercised options	93	—

Balance, December 31, 2003	18,592	2,360
Exercised options	103	—

Balance, September 30, 2004	18,695	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $20,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2004 we have repurchased 812,564 shares of our Class A Common Stock for approximately $12,200,000.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$4,318	$3,467	$11,710	$9,345
Accumulated other comprehensive income:
Change in fair value of derivative instruments, net of tax	—	171	—	464
Change in market value of securities, net of tax	1	—	13	—

Total comprehensive income	$4,319	$3,638	$11,723	$9,809

	Marketable
	Securities	Derivatives

	(In thousands)
Accumulated Comprehensive Income (loss) Consists of:
Balance at January 1, 2003	$—	$(464)
Change in fair value of derivatives, net of $250 taxes	—	(464)
Change in market value of securities, net of $15 taxes	29	—

Balance at December 31, 2003	29	—
Change in market value of securities, net of $8 taxes	13	—

Balance at September 30, 2004	$42	$—

6.	Acquisitions and Dispositions

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

Pending Acquisitions

      On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for approximately $10,000,000. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the Federal Communications Commission and have been contested, however, we expect to get approval and close on the acquisitions during the first quarter 2005.

      On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the first quarter 2005.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 29, 2004 we entered into an agreement to acquire a low power television station (K17FS) serving Victoria, Texas for approximately $200,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the fourth quarter of 2004 or first quarter 2005.

2004 Acquisitions and Dispositions

      On August 10, 2004 we sold an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000. We recognized a loss on the disposal of this station of approximately $10,000.

      On July 1, 2004, we acquired an FM radio station (WXTT-FM) serving the Champaign, Illinois market, for approximately $3,272,000.

      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.

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

2003 Acquisitions, Time Brokerage Agreements, Shared Services Agreements and Dispositions

      In March, 2003 we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc. “Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At September 30, 2004, there was approximately $1,061,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

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

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 1, 2003 we sold an AM radio station (WLLM-AM) serving the Lincoln, Illinois market for approximately $275,000. We recognized a gain on the sale of the station of approximately $29,000.

      On October 1, 2003, we acquired two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000 including approximately $1,063,000 of our Class A common stock, plus up to an additional $2,000,000 if we obtain approval from the FCC for a city license changes for each station.

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

                  Condensed Consolidated Balance Sheet of 2004 and 2003 Acquisitions:

	Acquisitions in

	2004	2003

	(In thousands)
Assets Acquired:
Current assets	$650	$590
Property and equipment	848	1,357
Other assets:
Broadcast licenses-Radio segment	6,453	19,958
Broadcast licenses-TV segment	—	1,000
Goodwill-Radio segment	6,290	3,494
Goodwill-TV segment	—	27
Other intangibles, deferred costs and investments	(244)	648

Total other assets	12,499	25,127

Total assets acquired	$13,997	$27,074

Liabilities Assumed:
Current liabilities	390	298
Long-term syndicated programming	—	229
Long-term debt	—	1,060

Total liabilities assumed	390	1,587

Net assets acquired	$13,607	$25,487

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2004 and 2003 assume the 2004 and 2003 acquisitions occurred as of January 1, 2003. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Pro Forma Results of Operations for Acquisitions:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands except per share information)
Consolidated Results of Operations
Net operating revenue	$34,262	$32,192	$99,417	$94,051
Station operating expense	24,005	22,109	70,678	68,283
Corporate general and administrative	1,927	1,844	5,938	5,084

Operating income	8,330	8,239	22,801	20,684
Interest expense	1,036	1,154	3,216	3,990
Other	210	1,215	283	850
Income tax provision	2,765	2,370	7,536	6,221

Net income	$4,319	$3,500	$11,766	$9,623

Basic earnings per share	$.21	$.17	$.57	$.46

Diluted earnings per share	$.20	$.16	$.55	$.45

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$30,616	$29,129	$88,852	$85,257
Station operating expense	20,780	19,435	61,153	60,122

Operating income	$9,836	$9,694	$27,699	$25,135

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,646	$3,063	$10,565	$8,794
Station operating expense	3,225	2,674	9,525	8,161

Operating income	$421	$389	$1,040	$633

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income (in thousands):

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended September 30, 2004:
Net operating revenue	$30,616	$3,646	$—	$34,262
Station operating expense	20,780	3,225	—	24,005
Corporate general and administrative	—	—	1,927	1,927

Operating income (loss)	$9,836	$421	$(1,927)	$8,330

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended September 30, 2003:
Net operating revenue	$29,129	$3,063	$—	$32,192
Station operating expense	19,435	2,674	—	22,109
Corporate general and administrative	—	—	1,844	1,844

Operating income (loss)	$9,694	$389	$(1,844)	$8,239

			Corporate
	Radio	Television	and Other	Consolidated

Nine months Ended September 30, 2004:
Net operating revenue	$88,852	$10,565	$—	$99,417
Station operating expense	61,153	9,525	—	70,678
Corporate general and administrative	—	—	5,938	5,938

Operating income (loss)	$27,699	$1,040	$(5,938)	$22,801

			Corporate
	Radio	Television	and Other	Consolidated

Nine months Ended September 30, 2003:
Net operating revenue	$85,257	$8,794	$—	$94,051
Station operating expense	60,122	8,161	—	68,283
Corporate general and administrative	—	—	5,084	5,084

Operating income (loss)	$25,135	$633	$(5,084)	$20,684

7.	Segment Information

      We evaluate the operating performance of our broadcast markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

      The Radio segment includes twenty-one broadcast markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three broadcast markets and consists of five television stations and three low power television (“LPTV”) stations. The Radio and Television segments derive their revenue primarily from the sale of commercial broadcast inventory. The category “Corporate and Other” represents the income and expense not allocated to reportable segments.

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

	(in thousands)
Three Months Ended September 30, 2004:
Net operating revenue	$30,616	$3,646	$—	$34,262
Station operating expense	20,781	3,225	—	24,006
Corporate general and administrative	—	—	1,927	1,927

Operating income (loss)	$9,835	$421	$(1,927)	$8,329

Depreciation and amortization	$1,361	$422	$49	$1,832

			Corporate
	Radio	Television	and Other	Consolidated

	(in thousands)
Three Months Ended September 30, 2003:
Net operating revenue	$27,370	$3,063	$—	$30,433
Station operating expense	17,79	62,674	—	20,470
Corporate general and administrative	—	—	1,844	1,844

Operating income (loss)	$9,574	$389	$(1,844)	$8,119

Depreciation and amortization	$1,279	$353	$50	$1,682

			Corporate
	Radio	Television	and Other	Consolidated

	(in thousands)
Nine months Ended September 30, 2004:
Net operating revenue	$87,997	$10,565	$—	$98,562
Station operating expense	60,399	9,525	—	69,924
Corporate general and administrative	—	—	5,938	5,938

Operating income (loss)	$27,598	$1,040	$(5,938)	$22,700

Depreciation and amortization	$3,913	$1,263	$148	$5,324

Total assets	$231,597	$31,180	$13,071	$275,847

			Corporate
	Radio	Television	and Other	Consolidated

	(in thousands)
Nine months Ended September 30, 2003:
Net operating revenue	$79,570	$8,794	$—	$88,364
Station operating expense	55,120	8,161		63,281
Corporate general and administrative	—	—	5,084	5,084

Operating income (loss)	$24,450	$633	$(5,084)	$19,999

Depreciation and amortization	$3,997	$1,136	$149	$5,282

Total assets	$198,927	$29,335	$27,403	$255,665

8.	Subsequent Events

      On October 15, 2004 we entered into an agreement to acquire an AM (WINA-AM) and two FM (WWWV-FM and WQMZ-FM) radio stations serving the Charlottesville, Virginia market for approximately $22,000,000 including approximately $2,000,000 of our Class A common stock. This transaction is subject to

SAGA COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval of the Federal Communications Commission and is expected to be completed during the fourth quarter of 2004 or first quarter 2005.

9.	Derivative Instruments and Hedging Activities

      Periodically we enter into derivative financial instruments, including interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in March 2003 and September 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At September 30, 2004 and December 31, 2003 we had no interest rate swap agreements in place.

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

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are, therefore reflected only in our discussion of consolidated results.

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

Radio Segment

      In our radio segment our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station there are a predetermined number of advertisements available to be broadcast each hour.

      Most advertising contracts are short-term, and generally run only for a few weeks to a few months. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2004 and 2003, approximately 84% and 81%, respectively, of our gross radio segments revenue was from local advertising. To generate national advertising sales, we engage an independent national advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

      Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers. In a number of our markets this is measured by periodic reports generated by independent national rating services. In the remainder of our markets it is measured by the results advertisers obtain through the actual running of an advertising schedule. Advertisers measure these results based on increased demand for their goods or services and/or actual revenues generated from such demand. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, target marketing capability of radio compared to other advertising media and signal strength. Because reaching a large and demographically attractive audience is crucial to a station’s financial success, we endeavor to develop strong listener loyalty.

When we acquire and/or begin to operate a station or group of stations we generally increase programming and advertising and promotion expenses to increase our share of our target demographic audience. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations are increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired station or group of stations.

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

      Historically, our radio stations in the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the nine month periods ended September 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, these markets when combined, represented approximately 75%, 86%, 81% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Total available radio advertising dollars available in the Columbus Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. We anticipate that this decline is temporary in nature. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income For the		Operating
	Nine months		Income For the
	Ended		Years Ended
	September 30,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	11%	19%	17%	19%
Manchester, New Hampshire	15%	16%	15%	16%
Milwaukee, Wisconsin	33%	33%	32%	30%
Norfolk, Virginia	16%	18%	17%	16%

      We utilize certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on GAAP basis.

      During the nine month periods ended September 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, the radio stations in our four largest markets when combined, represented approximately 52% 59%, 58% and 59%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Station		Station
	Operating		Operating
	Income(*) For		Income(*) For
	the Nine		the Years
	Months Ended		Ended
	September 30,		December 31,

	2004	2003	2003	2002

Market:
Columbus, Ohio	8%	13%	12%	14%
Manchester, New Hampshire	10%	11%	11%	11%
Milwaukee, Wisconsin	23%	23%	23%	22%
Norfolk, Virginia	11%	12%	12%	12%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization

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

      Our net operating revenue, and the resulting station operating expenses, and operating income varies from market to market based upon the related markets rank or size which is based upon population, the available television advertising revenue in that particular market, and the popularity of programming being broadcast.

      Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming through locally produced news, sports and weather and as a result of syndication and network affiliation agreements, local market competition, the ability of television broadcasting to reach a mass appeal market compared to other advertising media, and signal strength including cable/satellite coverage, and government regulation and policies. Because audience ratings are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty.

      When we acquire and/or begin operating a station or group of stations we generally increase programming expenses including local news, sports and weather programming, new syndicated programming, and advertising and promotion expenses to increase our viewership. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations are increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired/operated station or group of stations.

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

      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2004 and 2003, approximately 78% of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations

      The following tables summarize our results of operations for the three months ended September 30, 2004 and 2003.

Consolidated Results of Operations

	Three Months Ended
	September 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$34,262	$30,433	$3,829	12.6%
Station operating expense	24,006	20,470	3,536	17.3%
Corporate G&A	1,927	1,844	83	4.5%

Operating income	8,329	8,119	210	2.6%
Interest expense	1,036	1,081	(45)	(4.2)%
Other expense, net	210	1,215	(1,005)	(82.7)%
Income taxes	2,765	2,356	409	17.4%

Net income	$4,318	$3,467	$851	24.6%

Basic earnings per share	$.21	$.17	$.04	23.5%

Diluted earnings per share	$.20	$.16	$.04	25.0%

Radio Broadcasting Segment

	Three Months Ended
	September 30,

	2004	2003	$ Increase	% Increase

	(In thousands, except percentages)
Net operating revenue	$30,616	$27,370	$3,246	11.9%
Station operating expense	20,781	17,796	2,985	16.8%

Operating income	$9,835	$9,574	$261	2.7%

Television Broadcasting Segment

	Three Months Ended
	September 30,

	2004	2003	$ Increase	% Increase

	(In thousands, except percentages)
Net operating revenue	$3,646	$3,063	$583	19.0%
Station operating expense	3,225	2,674	551	20.6%

Operating income	$421	$389	$32	8.2%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2004:
Net operating revenue	$30,616	$3,646	$—	$34,262
Station operating expense	20,781	3,225	—	24,006
Corporate general and administrative	—	—	1,927	1,927

Operating income (loss)	$9,835	$421	$(1,927)	$8,329

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2003:
Net operating revenue	$27,370	$3,063	$—	$30,433
Station operating expense	17,796	2,674	—	20,470
Corporate general and administrative	—	—	1,844	1,844

Operating income (loss)	$9,574	$389	$(1,844)	$8,119

Consolidated

      For the three months ended September 30, 2004, consolidated net operating revenue was $34,262,000 compared with $30,433,000 for the three months ended September 30, 2003, an increase of $3,829,000 or 13%. Approximately $1,779,000 or 46% of the increase in our radio segment was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station revenue”) increased by approximately 7% or approximately $2,050,000 ($1,467,000 or 5% in our radio segment and $583,000 or 19% in our television segment). This increase was primarily the result of increased political advertising and improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to political and local revenue increases of approximately 11%. Same station national revenue decreased on a consolidated basis by approximately 12% because the national advertisers have reduced spending in the ratio segment. National advertising represents approximately 16% of our gross revenue.

      Station operating expense (i.e., programming, technical, selling, station general and administrative expense, and station depreciation and amortization expense) increased by $3,536,000 or 17% to $24,006,000 for the three months ended September 30, 2004, compared with $20,470,000 for the three months ended September 30, 2003. Of the total increase, approximately $1,589,000 or 45% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $1,947,000 or 10% on a same station basis which was primarily attributable to a $501,000 or 63% increase in health care costs with the remaining increase primarily in advertising and promotion expenses incurred in fighting format attacks in four of our largest markets. Health care costs for the nine months ended September 30, 2004 are up 7% over last year. Because we are self insured we see variances from quarter to quarter.

      Operating income for the three months ended September 30, 2004 was $8,329,000 compared to $8,119,000 for the three months ended September 30, 2003, an increase of approximately $210,000 or 3%. The increase was the result of the increase in net operating revenue and station operating expense, $150,000 or 10% increase in depreciation and amortization expense and $83,000 or 5% increase in corporate general and administrative charges. We incurred approximately $309,000 in costs during the third quarter to comply with

Sarbanes-Oxley Section 404. These costs were primarily attributable to auditing, additional personnel and outside consulting services.

      We generated net income of approximately $4,318,000 ($.20 per share on a fully diluted basis) during the three months ended September 30, 2004, compared with $3,467,000 ($.16 per share on a fully diluted basis) for the three months ended September 30, 2003, an increase of approximately $851,000 or 25%. The increase was the result of the increase in operating income discussed above and a $45,000 decrease in interest expense, and a $1,005,000 decrease in other expense, offset by a $409,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year, and the expiration of our swap agreements in September 2003. The decrease in other expense was primarily attributable to a $1,200,000 charge incurred during the three months ended September 30, 2003 to write off unamortized debt issuance costs in conjunction with refinancing of our debt, offset by losses recognized during the three months ended September 30, 2004 for the disposal of broadcast properties. The increase in income tax expense was directly attributable to the improvement in operating performance.

Radio Segment

      For the three months ended September 30, 2004, net operating revenue of the radio segment was $30,616,000 compared with $27,370,000 for the three months ended September 30, 2003, an increase of $3,246,000 or 12%. Approximately $1,779,000 or 55% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2003. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 5% or approximately $1,467,000. This increase was primarily the result of improvements in the economy and an increase in political advertising in connection with the recent elections, which contributed to an increase in demand for advertising. The majority of the improvement in same station revenue was attributable to increases in same station local and political revenue increases of approximately 8%, while our same station national revenue decreased by approximately 15%. The decrease in national is attributable to reduced national spending in the radio segment.

      Station operating expense in the radio segment increased by $2,985,000 or 17% to $20,781,000 for the three months ended September 30, 2004, compared with $17,796,000 for the three months ended September 30, 2003. Approximately $1,589,000 or 53% of the increase was attributable to station and networks that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $1,396,000 or 8% on a same station basis, which was primarily attributable to approximately $425,000 increase in health insurance costs and additional advertising and promotion expense incurred in fighting off format attacks in four of our large markets.

      Operating income in the radio segment for the three months ended September 30, 2004 was $9,835,000 compared to $9,574,000 for the three months ended September 30, 2003, an increase of approximately $261,000 or 3%. The increase was the result of the increase in net operating revenue and by the increase in station operating expense.

Television Segment

      For the three months ended September 30, 2004, net operating revenue of our television segment was $3,646,000 compared with $3,063,000 for the three months ended September 30, 2003, an increase of $583,000 or 19%. Approximately $237,000 or 41% of the increase was attributable to an increase in political advertising. The majority of the improvement in same station revenue was attributable to same station national revenue increases of approximately 6% while our same station local revenue increase was approximately 8%. These increases were primarily the result of improvements in the economy and the recent political elections, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations.

      Station operating expense in the television segment increased by $551,000 or 21% to $3,225,000 for the three months ended September 30, 2004, compared with $2,674,000 for the three months ended September 30, 2003. The increase is primarily attributable to increased spending for programming and sales costs at our new Fox affiliate in Joplin, Missouri which went on the air in October 2003.

      Operating income in the television segment for the three months ended September 30, 2004 was $421,000 compared to $389,000 for the three months ended September 30, 2003, an increase of approximately $32,000 or 8%. The increase was the result of the increase in net operating revenue and the increase in station operating.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

      The following tables summarize our results of operations for the nine months ended September 30, 2004 and 2003.

Consolidated Results of Operations

	Nine months Ended
	September 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$98,562	$88,364	$10,198	11.5%
Station operating expense	69,924	63,281	6,643	10.5%
Corporate G&A	5,938	5,084	854	16.8%

Operating income	22,700	19,999	2,701	13.5%
Interest expense	3,216	3,773	(557)	(14.8)%
Other expense	283	850	(567)	(66.7)%
Income taxes	7,491	6,031	1,460	24.2%

Net income	$11,710	$9,345	$2,365	25.3%

Earnings per share:
Basic	$.56	$.45	$.11	24.4%

Diluted	$.55	$.44	$.11	25.0%

Radio Broadcasting Segment

	Nine months Ended
	September 30,

	2004	2003	$ Increase	% Increase

	(In thousands, except percentages)
Net operating revenue	$87,997	$79,570	$8,427	10.6%
Station operating expense	60,399	55,120	5,279	9.6%

Operating income	$27,598	$24,450	$3,148	12.9%

Television Broadcasting Segment

	Nine months Ended
	September 30,

	2004	2003	$ Increase	% Increase

	(In thousands, except percentages)
Net operating revenue	$10,565	$8,794	$1,771	20.1%
Station operating expense	9,525	8,161	1,364	16.7%

Operating income	$1,040	$633	$407	64.3%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine months Ended September 30, 2004:
Net operating revenue	$87,997	$10,565	$—	$98,562
Station operating expense	60,399	9,525	—	69,924
Corporate general and administrative	—	—	5,938	5,938

Operating income (loss)	$27,598	$1,040	$(5,938)	$22,700

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine months Ended September 30, 2003:
Net operating revenue	$79,570	$8,794	$—	$88,364
Station operating expense	55,120	8,161	—	63,281
Corporate general and administrative	—	—	5,084	5,084

Operating income (loss)	$24,450	$633	$(5,084)	$19,999

Consolidated

      For the nine months ended September 30, 2004, consolidated net operating revenue was $98,562,000 compared with $88,364,000 for the nine months ended September 30, 2003, an increase of $10,198,000 or 12%. Approximately $4,826,000 ($4,091,000 in our radio segment and $735,000 in our television segment) or 47% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 6% or approximately $5,372,000 ($4,336,000 or 6% in our radio segment and $1,036,000 or 12% in our television segment). This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 7% and a $1,255,000 or 34% increase in political revenue, while our same station national revenue decreased by approximately 5%.

      Station operating expense increased by $6,643,000 or 11% to $69,924,000 for the nine months ended September 30, 2004, compared with $63,281,000 for the nine months ended September 30, 2003. Of the total increase, approximately $4,236,000 ($3,579,000 in our radio segment and $657,000 in our television segment) or 64% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $2,407,000 or 4% on a same station basis, as a result of an increase in selling and commission expenses which was directly attributable to the increase in revenue, and increases in programming expenses and advertising and promotions expense as a result of increased advertising and promotion expenses incurred in fighting off format attacks in four of our largest markets.

      Operating income for the nine months ended September 30, 2004 was $22,700,000 compared to $19,999,000 for the nine months ended September 30, 2003, an increase of approximately $2,701,000 or 14%. The increase was the result of the increase in net operating revenue offset by the increase in station operating expense and a $854,000 or 17% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to approximately $600,000 in charges incurred in Sarbanes-Oxley Section 404 related costs including professional consulting fees, additional salary and travel expenses; charges incurred in registering our stock on the New York Stock Exchange; and an overall increase in corporate general and administrative primarily attributable to the growth of the Company as a whole.

      We generated net income of approximately $11,710,000 ($.55 per share on a fully diluted basis) during the nine months ended September 30, 2004, compared with $9,345,000 ($.44 per share on a fully diluted basis) for the nine months ended September 30, 2003, an increase of approximately $2,365,000 or 25%. The increase was the result of the increase in operating income discussed above, a decrease in interest expense and other expense of approximately $557,000 and $567,000 respectively offset by $1,460,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year and the expiration of our swap agreements in September 2003. The decrease in other expense was the principally the result of a $1,200,000 charge incurred for the write-off of unamortized debt issuance costs in 2003 offset by gains recognized on the sale of two of our AM radio stations in our Columbus, Ohio and Springfield, Illinois markets during the nine months ended September 30, 2003. The increase in income tax expense was directly attributable to the improvement in operating performance.

Radio Segment

      For the nine months ended September 30, 2004, net operating revenue in the radio segment was $87,997,000 compared with $79,570,000 for the nine months ended September 30, 2003, an increase of $8,427,000 or 11%. Approximately $4,091,000 or 49% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2003. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 5% or approximately $4,336,000. This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our radio stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 8% and a 428% increase in political advertising, while our same station national revenue decrease was approximately 14%.

      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our radio segment increased by $5,279,000 or 10% to $60,399,000 for the nine months ended September 30, 2004, compared with $55,120,000 for the nine months ended September 30, 2003. Of the total increase, approximately $3,579,000 or 68% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $1,700,000 or 3% on a same station basis, which was directly attributable to the increase in revenue.

      Operating income in the radio segment for the nine months ended September 30, 2004 was $27,598,000 compared to $24,450,000 for the nine months ended September 30, 2003, an increase of approximately $3,148,000 or 13% The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment

      For the nine months ended September 30, 2004, net operating revenue in the television segment was $10,565,000 compared with $8,794,000 for the nine months ended September 30, 2003, an increase of $1,771,000 or 20%. Approximately $735,000 or 42% of the increase was attributable to revenue generated by television stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 12% or approximately $1,036,000. Approximately $261,000 or 25% of the same station increase was the result of an increase in political advertising. The remaining increase in revenue was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our television stations. Same station national revenue increased by approximately 13%, while same station local revenue increased approximately 4%. Approximately 22% of our gross revenue in our television segment is attributable to national advertising.

      Station operating expense in our television segment increased by $1,364,000 or 17% to $9,525,000 for the nine months ended September 30, 2004, compared with $8,161,000 for the nine months ended September 30,

2003. Of the total increase, approximately $657,000 or 48% was the result of the impact of the operation of television stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $707,000 or 9% on a same station basis, which was attributable to increases in selling and commission expenses as a result of the increase in revenue.

      Operating income in the television segment for the nine months ended September 30, 2004 was $1,040,000 compared to $633,000 for the nine months ended September 30, 2003, an increase of approximately $407,000 or 64%. The increase was the result of the increase in net operating revenue and the increase in station operating expense.

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

      For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

      As of September 30, 2004, we had $121,161,000 of long-term debt outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement.

      Our current financing facility (the “Facility”) under our Credit Agreement is a $200,000,000 reducing revolving line of credit (the “Reducing Revolver”). The Facility matures July 29, 2010. Our indebtedness under the Facility is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

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

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2004) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

      During the nine months ended September 30, 2004 and 2003, we had net cash flows from operating activities of $22,073,000 and $20,244,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

      On March 1, 2004 we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000 in cash. We financed this acquisition through funds generated from operations.

      On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,220,000 in cash. We financed this acquisition through funds generated from operations.

      On July 1, 2004 we acquired an FM radio station (WXTT-FM) serving the Champaign, Illinois market, for approximately $3,272,000 in cash. We financed this acquisition through funds generated from operations.

      On August 10, 2004 we sold an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash.

      The following transactions were either pending at September 30, 2004 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) and one AM radio station (WISE-AM), both serving the Asheville, North Carolina market, for a combined purchase price of approximately $10,000,000 in cash. We are currently providing programming to WISE-AM under a Time Brokerage Agreement (“TBA”) and to WOXL-FM under a Sub-Time Brokerage Agreement. These transactions are subject to the approval of the Federal Communications Commission and have been contested, however, we expect to get approval and close on the acquisitions during the first quarter 2005.

•	On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the first quarter 2005.

•	On September 29, 2004, we entered into an agreement to acquire a low power television station (K17FS) serving the Victoria, Texas market for approximately $200,000. This transaction, subject to the approval of the Federal Communications Commission, is expected to close during the fourth quarter of 2004 or first quarter 2005.

•	On October 15, 2004 we entered into an agreement to acquire an AM (WINA-AM) and two FM (WWWV-FM and WQMZ-FM) radio stations serving the Charlottesville, Virginia market for approximately $22,000,000 including approximately $2,000,000 of our Class A common stock. This transaction is subject to approval of the Federal Communications Commission and is expected to be completed during the fourth quarter of 2004 or first quarter 2005.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

      In August 2004, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $20,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2004, we have repurchased 812,564 shares of our Class A Common Stock for $12,216,013. During the three months ended September 30, 2004 we repurchased 117,700 shares for approximately $2,104,857. For more information on our stock repurchases during the third quarter of 2004, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below.

      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available.

      Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2004 were approximately $8,249,000 ($6,410,000 for the nine month ended September 30, 2003). We anticipate capital expenditures exclusive of acquisitions in 2004 to be approximately $9,500,000 to $10,000,000, net of insurance proceeds, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2003.

      With the exception of the commitments to acquire radio and television stations of $35,450,000 disclosed in Notes 6 and 8, there have been no material changes to such contracts/commitments during the nine months ended September 30, 2004. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table summarizes our repurchases of our Class A Common Stock during the quarter ended September 30, 2004. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (a)

July 1 — July 31, 2004	0	0	0	$4,888,862
August 1 — August 31, 2004	77,400	$17.916	77,400	$8,502,167
September 1 — September 30, 2004	40,300	$18.821	40,300	$7,783,987

Total	117,700

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on August 24, 2004, which increased the total amount authorized to be repurchased to $20,000,000.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 8, 2004	/s/ SAMUEL D. BUSH Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: November 8, 2004	/s/ CATHERINE A. BOBINSKI Catherine A. Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.