Form 10-K
period 2004-12-31
SAGA COMMUNICATIONS INC
filed 2005-03-15
CIK 886136

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☑         No ☐
    Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $18.25 per share (the closing price of the Class A Common Stock on June 30, 2004 on the New York Stock Exchange): $335,459,099.
    The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 7, 2005 was 18,285,185 and 2,360,370, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
      1.     Proxy Statement for the 2005 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2005) is incorporated by reference in Part III hereof.

SAGA COMMUNICATIONS, INC.
2004 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business
      We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of December 31, 2004 we owned or operated seventy-nine radio stations, five television stations, three low-power television stations, three state radio networks and two farm radio networks, serving twenty-four markets throughout the United States. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.
Recent Developments
      Since January 1, 2004, we have entered into the following transactions regarding acquisitions, dispositions, Time Brokerage Agreements (“TBAs”), and Shared Services Agreements for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2004:

•	On March 1, 2004 we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000 in cash. We financed this acquisition through funds generated from operations.

•	On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,220,000 in cash. We financed this acquisition through funds generated from operations.

•	On July 1, 2004 we acquired an FM radio station (WXTT-FM) serving the Champaign, Illinois market, for approximately $3,272,000 in cash. We financed this acquisition through funds generated from operations.

•	On August 10, 2004 we sold an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash.
      In addition, the following transactions were either pending at December 31, 2004 or were entered into subsequent to that date:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the Federal Communications Commission (“FCC”) and has been contested, however we expect to get approval and close on the acquisition during the third quarter of 2005.

•	On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction is subject to the approval of the FCC, and has been contested, however, we expect to get approval and close on the acquisition during the second quarter of 2005.

•	Effective January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,470,000 including approximately $2,000,000 of our Class A common stock.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market, for approximately $2,000,000. We have provided programming to this station under a TBA since November 1, 2002.

•	Effective January 1, 2005, we acquired a low power television station (KMOL-LP) serving the Victoria, Texas market for approximately $200,000.
      For additional information with respect to these acquisitions and disposals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Business
      As of February 28, 2005 we owned and/or operated five television stations and four low-power television stations serving three markets, five state radio networks, and fifty-five FM and twenty-seven AM radio stations serving twenty-two markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.
      The following table sets forth information about our radio stations and the markets they serve as of February 28, 2005:

		2004	2004		Fall 2004
		Market	Market		Target
		Ranking by	Ranking		Demographics
		Radio	by Radio		Ranking (by		Target
Station	Market(a)	Revenue(b)	Market(b)	Station Format	Listeners)(c)		Demographics

FM:
WSNY	Columbus, OH	27	35	Adult Contemporary	1		Women 25-54
WODB	Columbus, OH	27	35	Oldies	9	(e)	Adults 45-64
WJZA	Columbus, OH	27	35	Smooth Jazz	14	(d)	Adults 35-54
WJZK	Columbus, OH	27	35	Smooth Jazz	14	(d)	Adults 35-54
WKLH	Milwaukee, WI	33	33	Classic Hits	4		Men 35-54
WLZR	Milwaukee, WI	33	33	Active Rock	1		Men 18-34
WJMR-FM	Milwaukee, WI	33	33	Urban Adult Contemporary	3		Women 25-49
WFMR	Milwaukee, WI	33	33	Classical	12		Adults 45+
WNOR	Norfolk, VA	41	40	Active Rock	3		Men 18-34
WAFX	Norfolk, VA	41	40	Classic Rock	1		Men 35-54
KSTZ	Des Moines, IA	79	92	Hot Adult Contemporary	1		Women 25-44
KIOA	Des Moines, IA	79	92	Oldies	1		Adults 45-64
KAZR	Des Moines, IA	79	92	Active Rock	1		Men 18-34
KLTI	Des Moines, IA	79	92	Soft Adult Contemporary	2		Women 35-54
WAQY	Springfield, MA	98	81	Classic Rock	1		Men 35-54
WLZX	Springfield, MA	98	81	Active Rock	1		Men 18-34
WRSI	Northampton, MA	98	81	Progressive	6	(e)(d)	Adults 35-54
WRSY	Northampton, MA	98	81	Progressive	6	(e)(d)	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	4		Women 18+
WPVQ	Greenfield, MA	N/A	N/A	Country	3		Adults 35+
WMGX	Portland, ME	114	165	Adult Contemporary	6	(e)	Women 25-54
WYNZ	Portland, ME	114	165	Oldies	2		Adults 45-64
WPOR	Portland, ME	114	165	Country	1		Adults 35+
(footnotes on page 5)

		2004	2004		Fall 2004
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market(a)	Revenue(b)	Market(b)	Station Format	Listeners)(c)		Demographics

FM:
WZID	Manchester, NH	108	186	Adult Contemporary	1		Adults 25-54
WQLL	Manchester, NH	108	186	Oldies	2		Adults 45-64
WLRW	Champaign, IL	159	215	Hot Adult Contemporary	3		Women 25-44
WIXY	Champaign, IL	159	215	Country	1		Adults 25-54
WKIO	Champaign, IL	159	215	Oldies	4		Adults 45-64
WXTT	Champaign, IL	159	215	Classic Hits	3	(e)	Adults 35-54
WOXL	Asheville, NC	170	160	Oldies	2		Adults 35-64
WNAX	Sioux City IA	206	264	Country	N/S		Adults 35+
WQMZ	Charlottesville, VA	225	224	Adult Contemporary	1		Women 25-54
WWWV	Charlottesville, VA	225	224	Classic Rock	1	(e)	Men 25-54
KDEZ	Jonesboro, AR	250	281	Classic Rock	1	(e)	Men 25-54
KDXY	Jonesboro, AR	250	281	Country	1		Adults 25-54
KJBX	Jonesboro, AR	250	281	Adult Contemporary	2	(e)	Women 25-54
WCVQ	Clarksville- Hopkinsville, TN-KY	258	203	Hot Adult Contemporary	N/S		Women 25-54
WVVR	Clarksville- Hopkinsville, TN-KY	258	203	Country	N/S		Adults 25-54
WZZP	Clarksville- Hopkinsville, TN-KY	258	203	Active Rock	N/S		Men 18-34
WEGI	Clarksville- Hopkinsville, TN-KY	258	203	Classic Hits	N/S		Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	N/R		Men 25-49
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	N/R		Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	N/R		Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Oldies	N/R		Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Rock	N/R		Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	N/R		Women 25-54
WOQL	Keene, NH	N/A	N/A	Oldies	N/R		Adults 45-64
WINQ	Keene, NH	N/A	N/A	Country	N/R		Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	N/R		Men 25-54
WYMG	Springfield, IL	N/A	N/A	Classic Hits	N/R		Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	N/R		Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	N/R		Women 18-34
WMHX	Sherman/Springfield, IL	N/A	N/A	Adult Contemporary	N/R		Women 25-54
(footnotes on next page)

		2004	2004		Fall 2004
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market(a)	Revenue(b)	Market(b)	Station Format	listeners)(c)		Demographics

AM:
WJYI	Milwaukee, WI	33	33	Contemporary Christian	N/A		Adults 18+
WJOI	Norfolk, VA	41	40	Nostalgia	N/A		Adults 45+
KRNT	Des Moines, IA	79	92	Nostalgia/Sports	4		Adults 45+
KPSZ	Des Moines, IA	79	92	Contemporary Christian	N/A		Adults 18+
WHMP	Northampton, MA	98	81	News/Talk	2	(d)	Adults 35+
WHNP	Northampton, MA	98	81	News/Talk	2	(d)	Adults 35+
WHMQ	Greenfield/ Northampton, MA	N/A	N/A	News/Talk	2	(d)	Adults 35+
WFEA	Manchester, NH	108	186	Adult Standards/Sports	5		Adults 45+
WGAN	Portland, ME	114	165	News/Talk	2	(e)	Adults 35+
WZAN	Portland, ME	114	165	News/Talk/Sports	11	(e)	Men 35-54
WBAE	Portland, ME	114	165	Nostalgia	N/A		Adults 45+
WVAE	Portland, ME	114	165	Nostalgia/Sports	N/A		Adults 35+
WTAX	Springfield, IL	N/A	N/A	News/Talk	N/R		Adults 35+
WISE	Asheville, NC	170	160	Sports/Talk	11	(e)	Men 18+
WOXL-AM	Asheville, NC	170	160	Oldies	2	(d)	Adults 35-64
WNAX	Yankton, SD	206	264	News/Talk	N/S		Adults 35+
WINA	Charlottesville, VA	225	224	News-Talk	2		Adults 35+
WJQI	Clarksville- Hopkinsville, TN-KY	258	203	Contemporary Christian	N/S		Adults 18+
WKFN	Clarksville- Hopkinsville, TN-KY	258	203	Sports/Talk	N/S		Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	N/R		Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	N/R		Men 18+
KBAI	Bellingham, WA	N/A	N/A	Adult Standards	N/R		Adults 45+
KICD	Spencer, IA	N/A	N/A	News/Talk	N/R		Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	N/R		Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	N/R		Adults 35+
WZBK	Keene, NH	N/A	N/A	Nostalgia	N/R		Adults 45+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	N/R		Adults 45+

(a)	Actual city of license may differ from metropolitan market actually served.
(b)	Derived from Investing in Radio 2004 Market Report.
(c)	Information derived from most recent available Arbitron Radio Market Report.
(d)	Since stations are simulcast, ranking information pertains to the combined stations.
(e)	Tied for position.
N/A	Information is currently not available.
N/ R	Station does not appear in Arbitron Radio Market Report.
N/ S	Station is a non-subscriber to the Arbitron Radio Market Report.

      The following table sets forth information about our television stations and the markets they serve as of February 28, 2005:

		2004 Market		Fall 2004
		Ranking by		Station Ranking
		Number of TV	Station	(by # of
Station	Market(a)	Households(b)	Affiliate	viewers)(b)

KOAM	Joplin, MO — Pittsburg, KS	146	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	146	FOX	N/A
WXVT	Greenwood — Greenville, MS	183	CBS	2
KAVU	Victoria, TX	205	ABC	1
KVCT(c)	Victoria, TX	205	FOX	2
KUNU-LP	Victoria, TX	205	Univision	3
KVTX-LP	Victoria, TX	205	Telemundo	5
KXTS-LP	Victoria, TX	205	NBC	4
KMOL-LP(e)	Victoria, TX	205	(e)	N/A

(a)	Actual city of license may differ from metropolitan market actually served.
(b)	Derived from Investing in Television Market Report 2004, based on A.C. Nielson ratings and data.
(c)	Station operated under the terms of a TBA.
(d)	Station operated under the terms of a Shared Services Agreement.
(e)	Station currently not on the air.
N/ A	Information is currently unavailable.
      For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty one markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and three low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 14 to the consolidated financial statements, which is incorporated herein by reference.
Strategy
      Our strategy is to operate top billing radio and television stations in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of February 28, 2005, we owned and/or operated at least one of the top three billing stations in each of our radio and television markets for which independent data exists.
      Based on the most recent information available, 15 of our 35 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners), and 2 of our 7 television stations were ranked number one (by number of viewers), in their target demographic markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener or viewer rating service.
      The radio stations that we own and/or operate employ a variety of programming formats, including Classic Hits, Adult Contemporary, Album Oriented Rock, News/ Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.
      The television stations that we own and/or operate are comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate and one Telemundo affiliate. In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.
      We concentrate on the development of strong decentralized local management, which is responsible for the day-to-day operations of the stations we own and/or operate. We compensate local management based on the station’s financial performance, as well as other performance factors that are deemed to effect the long-term ability of the stations to achieve financial performance objectives. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and monitoring the activities of the stations.
      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. Under the Telecommunications Act of 1996 (the “Telecommunications Act”), a company is now permitted to own as many as 8 radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. The Telecommunications Act also eliminated the limitations on the total number of radio stations one organization can own. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the “Communications Act”) and FCC rules. Although we review acquisition opportunities on an ongoing basis, we have no other present understandings, agreements or arrangements to acquire or sell any radio or television stations, other than those discussed.
Advertising Sales
      Our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. The number of advertisements broadcast on our television stations may be limited by certain network affiliation and syndication agreements and, with respect to children’s programs, federal regulation. We determine the number of advertisements broadcast hourly that can maximize a station’s available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.
      Advertising rates charged by radio and television stations are based primarily on a station’s ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio and television advertising time, and other qualitative factors including rates charged by competing radio and television stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours, while television advertising rates are generally higher during prime time evening viewing periods. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market.
      Approximately $124,878,000 or 83% of our gross revenue for the year ended December 31, 2004 (approximately $109,666,000 or 81% in fiscal 2003 and approximately $102,849,000 or 80% in fiscal 2002) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.
      Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2004 was approximately $25,419,000 or 17% of our gross revenue (approximately $25,470,000 or 19% in fiscal 2003 and approximately $25,111,000 or 20% in fiscal 2002).
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
Seasonality
      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue is generally lowest in the first quarter.
Employees
      As of December 31, 2004, we had approximately 887 full-time employees and 409 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.
      We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.
Available Information
      You can find more information about us at our Internet website located at www.sagacommunications.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Federal Regulation of Radio and Television Broadcasting
      Introduction. The ownership, operation and sale of radio and television stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see “Forward Looking Statements; Risk Factors” below.
      The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.
      License Renewal. Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. We have filed applications to renew the Company’s radio and television station licenses, as necessary, and we intend to timely file renewal applications, as required for the Company’s stations. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period.
      The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market(1)	(Watts)(2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WJZK	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WLZR	Milwaukee, WI	50,000	December 1, 2012
WFMR	Milwaukee, WI	6,000	December 1, 2012

(footnotes follow tables)

		Power	Expiration Date of
Station	Market(1)	(Watts)(2)	FCC Authorization

WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013(8)
KIOA	Des Moines, IA	100,000	February 1, 2005(8)
KAZR	Des Moines, IA	100,000	February 1, 2005(8)
KLTI	Des Moines, IA	100,000	February 1, 2005(8)
WMGX	Portland, ME	50,000	April 1, 2006
WYNZ	Portland, ME	25,000	April 1, 2006
WPOR	Portland, ME	50,000	April 1, 2006
WLZX	Northampton, MA	6,000	April 1, 2006
WAQY	Springfield, MA	50,000	April 1, 2006
WZID	Manchester, NH	50,000	April 1, 2006
WQLL	Manchester, NH	6,000	April 1, 2006
WYMG	Springfield, IL	50,000	December 1, 2004(8)
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WMHX	Sherman/ Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2004(8)
WIXY	Champaign, IL	25,000	December 1, 2004(8)
WKIO	Urbana, IL	25,000	December 1, 2012
WXTT	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2005(8)
KISM	Bellingham, WA	100,000	February 1, 2006
KAFE	Bellingham, WA	100,000	February 1, 2006
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville, TN/ Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville, TN/ Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville, TN/ Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville, TN/ Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2005(8)
KUQL	Mitchell, SD	100,000	April 1, 2005(8)
WHAI	Greenfield, MA	3,000	April 1, 2006
WKNE	Keene, NH	50,000	April 1, 2006
WRSI	Northampton, MA	3,000	April 1, 2006
WRSY	Brattleboro, VT	3,000	April 1, 2006
WPVQ	Greenfield, MA	3,000	April 1, 2006
WKVT	Brattleboro, VT	6,000	April 1, 2006
WOQL	Keene, NH	6,000	April 1, 2006
WOXL(6)(7)	Asheville, NC	25,000	December 1, 2011
WINQ	Keene, NH	6,000	April 1, 2006

(footnotes follow tables)

		Power	Expiration Date of
Station	Market(1)	(Watts)(2)	FCC Authorization

KDEZ	Jonesboro, AR	50,000	June 1, 2004(8)
KDXY	Jonesboro, AR	25,000	June 1, 2012
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WYXL(6)	Ithaca, NY	50,000	June 1, 2006
WQNY(6)	Ithaca, NY	50,000	June 1, 2006

		Power		Expiration Date of
Station	Market(1)	(Watts)(2)		FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000		December 1, 2012
WJOI	Norfolk, VA	1,000		October 1, 2011
KRNT	Des Moines, IA	5,000		February 1, 2013
KPSZ	Des Moines, IA	10,000		February 1, 2013
WGAN	Portland, ME	5,000		April 1, 2006
WZAN	Portland, ME	5,000		April 1, 2006
WBAE	Portland, ME	1,000		April 1, 2006
WVAE	Portland, ME	1,000		April 1, 2006
WHNP	Springfield, MA	2,500	(5)	April 1, 2006
WHMP	Northampton, MA	1,000		April 1, 2006
WFEA	Manchester, NH	5,000		April 1, 2006
WTAX	Springfield, IL	1,000		December 1, 2004(8)
WNAX	Yankton, SD	5,000		April 1, 2005(8)
KGMI	Bellingham, WA	5,000		February 1, 2006
KPUG	Bellingham, WA	10,000		February 1, 2006
KBAI	Bellingham, WA	1,000	(5)	February 1, 2006
KICD	Spencer, IA	1,000		February 1, 2013
WKFN	Fort Campbell, KY	1,000	(5)	August 1, 2012
WDXN	Clarksville, TN	1,000	(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000		April 1, 2006
WKBK	Keene, NH	5,000		April 1, 2006
WZBK	Keene, NH	1,000	(5)	April 1, 2006
WKVT	Brattleboro, VT	1,000		April 1, 2006
WISE	Asheville, NC	5,000	(5)	December 1, 2011
WOXL	Asheville, NC	5,000	(5)	December 1, 2011
WBCO	Bucyrus, OH	500	(5)	October 1, 2012
WINA	Charlottesville, VA	5,000		October 1, 2012
WHCU(6)	Ithaca, NY	5,000	(5)	June 1, 2006
WTKO(6)	Ithaca, NY	5,000	(5)	June 1, 2006

(footnotes follow tables)

		Power		Expiration Date of
Station	Market(1)	(Watts)(2)		FCC Authorization

TV/ Channel:
KOAM (Ch 7)	Joplin, MO/Pittsburg, KS	316,000	(vis),	June 1, 2006
		61,600	(aur)
KAVU (Ch 25)	Victoria, TX	2,140,000	(vis),	August 1, 2006
		214,000	(aur)
KVCT(3) (Ch 19)	Victoria, TX	155,000	(vis),	August 1, 2006
		15,500	(aur)
KUNU-LP(4) (Ch 21)	Victoria, TX	1,000	(vis)	August 1, 2006
KVTX-LP(4) (Ch 45)	Victoria, TX	1,000	(vis)	August 1, 2006
KXTS-LP(4) (Ch 41)	Victoria, TX	1,000	(vis)	August 1, 2006
KMOL-LP(4) (Ch 17)	Victoria, TX	50,000	(vis)	August 1, 2006
WXVT (Ch 15)	Greenville, MS	2,746,000	(vis),	June 1, 2005(8)
		549,000	(aur)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) and aural (“aur”) components. WOXL, WISE, KPSZ (AM), KPUG (AM), KGMI (AM), KBAI (AM), WZBK(AM) and WBCO(AM) operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See Note 11 of the Consolidated Financial Statements for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	Pending Acquisition.

(7)	We program this station pursuant to a Sub-TBA with Ashville Radio Partners, LLC.

(8)	An application for renewal of license is pending before the FCC.
      Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act’s limitations on alien ownership; compliance with various rules limiting common ownership of broadcast, cable and newspaper properties; and the “character” and other qualifications of the licensee and those persons holding “attributable or cognizable” interests therein.
      Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Since we serve as a holding company for our various radio station subsidiaries, we cannot have more than 25% of our stock owned or voted by Aliens.
      The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. The FCC’s rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain in the Designated Market Area (“DMA”) in which the communities of license of the TV stations in question are located, and (b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected (“Qualifying Market”). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces the required termination date when it conducts its review of the rules in 2006. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions (major existing networks are still subject to the FCC’s dual network ban).
      We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (“ADI”) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called “national television station ownership rule” was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market. As a result, on July 2, 2003, the FCC released a “Report and Order and Notice of Proposed Rulemaking” in MB Docket No. 02-277 that significantly modified the FCC’s multiple ownership rules. The new multiple ownership rules expand the opportunities for newspaper-broadcast combinations, as follows:

•	In markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers. A company may obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e. the radio station or the newspaper).

•	In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

(A) A daily newspaper; one TV station; and up to half of the radio station limit for that market (i.e. if the radio limit in the market is 6, the company can only own 3) OR

(B) A daily newspaper; and up to the radio station limit for that market; (i.e. no TV stations OR

(C) Two TV stations (if permissible under local TV ownership rule); up to the radio station limit for that market (i.e. no daily newspapers).

•	In markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.
      Under the new rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. The new rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Media, LLC, a multi-media Company that is 100% owned by the daughter of Edward K. Christian, our President and CEO. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.
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
      The FCC has eliminated its previous scrutiny of some proposed acquisitions and mergers on antitrust grounds that was manifest in a policy of placing a “flag” soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. Notwithstanding this action, we cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.
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
      In April 2003, the FCC issued a Report and Order resolving a proceeding in which it sought comment on the procedures it should use to license “non-reserved” broadcast channels (i.e., those FM channels not specifically reserved for noncommercial use) in which both commercial and noncommercial educational (“NCE”) entities have an interest. The FCC adopted a proposal to allow applicants for NCE stations to submit applications for non-reserved spectrum in a filing window, subject to being returned as unacceptable for filing if there is any mutually exclusive application for a commercial station, and to allow applicants for AM stations and secondary services a prior opportunity to resolve their mutually exclusive applications through settlements. Applicants for NCE stations in the full-power FM and TV services also have an opportunity to reserve channels at the allocation stage of the licensing process we use for those channels; however, this opportunity is not available to commercial applicants such as the Company.
      The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, four of our officers and directors have an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.
      In 2001, the FCC revised its ownership attribution rules to (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) create a new equity/debt plus (“EDP”) rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a “major-market program supplier” that supplies over 15% of a station’s total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC’s multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the “single majority shareholder exemption” which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, in December 2001 the FCC “suspended” the elimination of this exemption until the FCC resolved issues concerning cable television ownership.
      In addition to the FCC’s multiple ownership rules, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to examine proposed transactions for compliance with antitrust statutes and guidelines. The Antitrust Division has become more active recently in reviewing proposed acquisitions. It has issued “civil investigative demands” and obtained consent decrees requiring the divestiture of stations in a particular market based on antitrust concerns.
      Programming and Operation. The Communications Act requires broadcasters to serve the “public interest”. Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. Television stations are required to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

      Equal Employment Opportunity Rules. On March 10, 2003, new equal employment opportunity (EEO) rules and policies for broadcasters went into effect. The rules prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.
      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.
      Time Brokerage Agreements. As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements, or “TBA’s”. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.
      The FCC’s rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. The FCC’s rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a TBA arrangement, where the brokered and brokering stations serve substantially the same geographic area.
      The FCC’s new multiple ownership rules count stations whose advertising time is sold under a joint sales agreement (“JSA”) toward advertising-selling station’s permissible ownership totals, as long as (1) the advertising-selling entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the time-sold station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The next ownership review will commence in 2006. Since the FCC did not undertake an ownership review in 2004, the FCC invited comment as to whether it should nonetheless commence the reevaluation of grandfathered television LMAs in 2004 or postpone it till the next quadrennial ownership review in 2006. The FCC has not yet released a decision in the proceeding. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than 2006. See “Ownership Matters” above.
      On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. As noted above, if the FCC decides to attribute television JSA’s, we would be required to terminate the Agreement for the Sale of Commercial Time.
Other FCC Requirements
      The “V-Chip.” The FCC adopted methodology that will be used to send program ratings information to consumer TV receivers (implementation of “V-Chip” legislation contained in the Communications Act). The FCC also adopted the TV Parental Guidelines, developed by the Industry Ratings Implementation Group, which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee’s programming characterized as violent.
      Digital Television. The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government by 2006. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video Channel equal in quality to the current NTSC technical standard. Our television stations have begun providing low power DTV service on channels separate from their NTSC channels. Our television stations are required to cease broadcasting on the NTSC channels by December 31, 2006, and return the NTSC channels to the government. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implements several steps necessary for the conversion to DTV. This Order commenced a process for electing the channels on which DTV stations will operate in the future. The company’s television stations have timely filed with the FCC forms electing their preferred DTV channels. The Order established July 1, 2005 as the date on which station licensees affiliated with the top-four networks in the top 100 markets that receive a tentative digital Channel designation in the channel election process on their current digital Channel must construct full, authorized DVT facilities. The Order established July 1, 2006, as the date on which all other commercial station licensees as well as noncommercial licensees that receive a tentative digital Channel designation in the Channel election process on their current digital Channel must construct full, authorized DTV facilities. Such licensees must serve at least 80% of their analog population coverage. The Company’s television stations, therefore, must, by July 1, 2006, construct full, authorized DTV facilities or lose interference protection to the un-served areas. The Order also required broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order eliminated, for now, the requirement that analog and digital programs be simulcast for part of the time; clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain V-chip functionality that will permit the current TV ratings system to be modified.

      The FCC has established December 31, 2006, as the date on which analog spectrum must be returned to the government. Under the Balanced Budget Act, the FCC is authorized to extend the December 31, 2006, deadline if (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV and the FCC determines that such stations have “exercised due diligence” in attempting to convert to DTV; or (2) less than 85% of the television households in the station’s market subscribe to a multiChannel video service that carries at least one DTV Channel from each of the local stations in that market and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. At present KOAM-TV is providing NTSC service on Channel 7 and DTV service on Channel 13. KAVU-TV is providing NTSC service on Channel 25 and DTV service on Channel 15. WXVT is providing NTSC service on Channel 15 and DTV service on Channel 17. Brokered Station KVCT is providing NTSC service on Channel 19 and DTV service on Channel 11. KOAM-TV elected to use Channel 7, KAVU-TV elected to use Channel 15, WXVT elected to use Channel 15 and KVCT elected to use Channel 19 for DTV operations. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station could immediately assert its right to carriage on a local cable television system; however, the FCC decided that a television station may not assert a right to carriage of both its NTSC and DTV channels. On February 10, 2005, the FCC affirmed its conclusion. On October 10, 2003, in a Second Report and Order and Second Further Notice of Proposed Rule Making, the FCC adopted rules for “plug and play” cable compatibility that allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. The rules generally follow those proposed in a Memorandum of Understanding (“MOU”) filed with the FCC by the cable and consumer electronics industries detailing an agreement on a cable compatibility standard for an integrated, one-way digital cable television receiver, as well as other unidirectional digital cable products. The FCC also sought comment on related matters such as transmission standards and consumer information disclosure requirements. On November 19, 1998 the FCC decided to charge television licensees a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged.
      Low Power and Class A Television Stations. In the Community Broadcasters Protection Act of 1999, Congress authorized the FCC to create a new class of commercial television station. Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LP, and KMOL-LP all of which serve the Victoria, Texas market. None of the stations qualifies under the FCC’s established criteria for Class A Status.
      The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-Channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. As noted above, such must-carry rights will extend to the new DTV signal to be broadcast by our stations, but will not extend simultaneously to the analog signal.
      Low Power FM Radio. The FCC has created a new “low power radio service” (“LPFM”). The FCC authorizes the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations will be allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. On February 19, 2004, the FCC submitted a report to the U. S. Congress recommending the elimination of minimum distance separation requirements for LPFM stations operating on third-adjacent channels to full power and other FM broadcast stations. The FCC has begun granting construction permits for LPFM stations. We cannot predict what, if any, adverse effect future LPFM stations may have on our FM stations.
      Digital Audio Radio Satellite Service and Internet Radio. The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. We cannot predict whether, or the extent to which, DARS will have an adverse impact on our business. In February 2005, Motorola introduced a new “iRadio” receiver that will permit the reception of audio programming streamed over the internet in automobiles on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.
      Satellite Carriage of Local TV Stations. The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the last 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U. S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer Commission-determined “significantly viewed” signals to subscribers. On February 7, 2005, the FCC released a Notice of Proposed Rule Making to adopt rules consistent with the SHVERA which notice contains a list of television stations the FCC has determined are “significantly viewed” in various markets.
      In-Band On-Channel “High Definition” Radio. On April 15, 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) seeking comment on what rule changes and amendments are necessary due to the advent of digital audio broadcasting (“DAB”). The FCC also adopted a companion Notice of Inquiry (“NOI”) addressing other matters relevant to the discussion on DAB. On October 11, 2002, the FCC selected in-band, on-Channel (IBOC) as the technology that will allow AM (daytime operations only) and FM stations on a voluntary basis to begin interim digital transmissions immediately using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “high definition” or HD radio. During the interim IBOC operations, stations will broadcast the same main Channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. It is believed that IBOC technology will provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC operations will have minimal impact on the present broadcast service. We cannot predict what rules the FCC will ultimately adopt as a result of the NPRM and NOI. At the present time, we have no immediate plans to begin broadcasting in HD radio.
      Proposed Changes. The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect us and the operation and ownership of our broadcast properties. Application processing rules adopted by the FCC might require us to apply for facilities modifications to our standard broadcast stations in future “window” periods for filing applications or result in the stations being “locked in” with their present facilities. The Balanced Budget Act of 1997 authorizes the FCC to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require us to bid for the use of certain frequencies.
      The FCC on January 13, 1999 released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a “summit” was held at the FCC’s headquarters to continue this initiative where participants considered the advertising study’s recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser’s budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on us.
      Congress, the courts and the FCC have recently taken actions that may lead to the provision of video services by telephone companies. The 1996 Telecommunications Act has lifted previous restrictions on a local telephone company providing video programming directly to customers within the telephone company’s service areas. The law now permits a telephone company to distribute video services either under the rules applicable to cable television systems or as operators of so-called “wireless cable” systems as common carriers or under new FCC rules regulating “open video systems” subject to common carrier regulations. We cannot predict what effect these services may have on us. Likewise, we cannot predict what other changes might be considered in the future, nor can we judge in advance what impact, if any, such changes might have on our business.
Executive Officers
      Our current executive officers are:

Name	Age	Position

Edward K. Christian	60	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	48	Executive Vice President and Group Program Director
Warren Lada	50	Senior Vice President, Operations
Samuel D. Bush	47	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	56	Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	45	Vice President, Chief Accounting Officer and Corporate Controller

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
Item 2.     Properties
      Our corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of our stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage for our stations broadcast signals.
      As of December 31, 2004 the studios and offices of 21 of our 29 operating locations, as well as our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 9 months to 7 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 5 months to 85 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.
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
Item 4.     Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Until January 20, 2004, our Class A Common Stock traded on the American Stock Exchange. Thereafter our Class A Common Stock began trading on the New York Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by Tradeline for the calendar quarters indicated:

Year	High	Low

2003:
First Quarter	$19.68	$16.20
Second Quarter	$21.84	$17.11
Third Quarter	$20.60	$17.10
Fourth Quarter	$19.79	$17.20
2004:
First Quarter	$20.73	$17.75
Second Quarter	$20.35	$18.10
Third Quarter	$18.40	$16.50
Fourth Quarter	$18.50	$16.10
      As of February 28, 2005, there were approximately 139 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.
      We have not paid any cash dividends on our Common Stock during the three most recent fiscal years. We are prohibited by the terms of our bank loan agreement from paying dividends on our Common Stock without the banks’ prior consent. See Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources and Note 4 of the Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plan Information
      The following table sets forth as of December 31, 2004, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)	(b)	(c)

			Number of Securities
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options	Outstanding Options,	Compensation Plans
Plan Category	Warrants, and Rights	Warrants and Rights	(excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employee Stock Purchase Plan	—	$—	1,459,329
1992 Stock Option Plan	1,617,768	$13.093	—
2003 Stock Option Plan	1,103,236	$19.228	896,764
1997 Non-Employee Director Stock Option Plan	21,511	$.008	168,667
Equity Compensation Plans Not Approved by Stockholders:
None	—		—

Total	2,742,515		2,524,760

Recent Sales of Unregistered Securities
      Effective January 1, 2005 we issued 116,686 shares of our Class A Common Stock to Eure Communications, Inc. in connection with our acquisition of an AM (WINA-AM) and two FM (WWWV-FM and WQMZ-FM) radio stations serving the Charlottesville, Virginia market for total aggregate cash and stock consideration of approximately $22,470,000.
      On October 1, 2003 we issued 55,740 shares of our Class A Common Stock to Skyway Broadcasting Company, Inc., EXL Management, Ltd., and Scantland Broadcasting, Ltd., in connection with our acquisition of two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for total aggregate cash and stock consideration of approximately $13,242,000, plus up to an additional $2,000,000 upon the occurrence of certain events.
      On November 1, 2002, we issued 108,894 shares of our Class A Common Stock to two individuals associated with Pressly Partnership Productions, Inc. in connection with our acquisition of three FM radio stations (KDEZ-FM, KDXY-FM and KJBX-FM) serving the Jonesboro, Arkansas market for total aggregate cash and stock consideration of approximately $12,745,000.
      We relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

Issuer Purchases of Equity Securities
      The following table summarizes our repurchases of our Class A Common Stock during the quarter ended December 31, 2004. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total	Average	Part of	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)

October 1 – October 31, 2004	9,000	$16.601	9,000	$7,634,579
November 1 – November 30, 2004	70,800	$17.811	70,800	$6,373,560
December 1 – December 31, 2004	92,000	$17.157	92,000	$4,795,144

Total	171,800

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on August 24, 2004, which increased the total amount authorized to be repurchased to $20,000,000.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2004(1)(2)(3)	2003(1)(2)(4)	2002(1)(2)(5)	2001(1)(2)(6)	2000(1)(2)(7)

	(In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue	$134,644	$121,297	$114,782	$103,956	$101,746
Station Operating Expense	94,914	86,083	79,682	76,202	71,130
Corporate General and Administrative	8,343	6,649	6,223	5,969	5,477

Operating Income	31,387	28,565	28,877	21,785	25,139
Interest Expense	4,522	4,779	5,487	7,037	6,793
Net Income	$15,842	$13,884	$13,955	$8,565	$8,650
Basic Earnings Per Share	$.76	$.67	$.68	$.42	$.42
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	20,752	20,817	20,631	20,473	20,543
Diluted Earnings Per Share	$.75	$.65	$.66	$.41	$.41
Weighted Average Common Shares and Common Equivalents	21,167	21,301	21,209	20,888	20,990

	December 31,

	2004(1)(2)(3)	2003(1)(2)(4)	2002(1)(2)(5)	2001(1)(2)(6)	2000(1)(2)(7)

	(In thousands)
BALANCE SHEET DATA:
Working Capital	$21,778	$25,353	$5,517	$24,083	$20,793
Net Property and Equipment	66,364	62,369	60,161	55,169	47,672
Net Intangible and Other Assets	176,166	161,112	134,713	112,033	100,390
Total Assets	280,154	262,343	226,322	202,721	179,424
Long-term Debt Including Current Portion	121,161	121,205	105,228	105,501	94,641
Stockholders’ Equity	117,225	107,244	93,059	75,062	65,618

(1)	All periods presented include the weighted average shares and common equivalents related to certain stock options. In June 2002 we consummated a five-for-four split of our Class A and Class B

Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2)	Reflects the adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” on January 1, 2002, which resulted in our goodwill and broadcast licenses no longer being amortized for the years ended December 31, 2004, 2003 and 2002. Proforma net income, basic and diluted earnings per share for the years ended December 31, 2001 and 2000 for the adoption of SFAS 142, was $10,580 and $10,326; $.52 and $.50; and $.51 and $.49, respectively.

(3)	Reflects the results of Minnesota News Network and Minnesota Farm Network, acquired in March 2004; WRSI, WPVQ and WRSY acquired in April 2004; WXTT acquired in July 2004; and the disposition of WJQY in August 2004.

(4)	Reflects the results of WOXL-AM, acquired in March 2003; WODB, acquired in March 2003 and the results of a time brokerage agreement (“TBA”) for WODB which began in January 2003; the disposition of WVKO in May 2003 and the results of the buyer brokering time on WVKO under a TBA which began in January 2003; WINQ acquired in April 2003, and the results of a TBA for WINQ, which began in February 2003; the disposition of WLLM in April 2003; WJZA and WJZK acquired in October 2003; the results of a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement for KFJX, which began in October 2003; WVAE acquired in November 2003 and the results of a TBA for WVAE which began in August 2003; and WQEL and WBCO acquired in December 2003 and the results of a TBA for WQEL and WBCO which began in October 2003.

(5)	Reflects the results of WKNE, WKBK and WKVT AM/ FM, acquired in May 2002; WOQL and WZBK, acquired in July 2002; KDEZ, KDXY, KJBX, WEGI and WJQY, acquired in November 2002 and the results of a TBA for WOXL-FM and WISE, which began in November 2002.

(6)	Reflects the results of WCVQ, WVVR, WZZP, WKFN and WJQI, acquired in February 2001; WHAI and WHMQ, acquired in April 2001; and KMIT and KUQL, acquired in July 2001.

(7)	Reflects the results of KICD AM/ FM and KLLT, acquired in January 2000; WKIO, acquired in July 2000; and WHMP and WLZX, acquired in August 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are therefore reflected only in our discussion of consolidated results.
      Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily based on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty one markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and three low power television (“LPTV”) stations.
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
      Most advertising contracts are short-term, and generally run only for a few weeks to a few months. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2004, 2003 and 2002, approximately 84%, 81% and 80%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent national advertising sales representative firm that specializes in national sales for each of our broadcast markets.
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
      Historically, our radio stations in the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the years ended December 31, 2004, 2003 and 2002, these markets when combined, represented approximately 73%, 81% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Total available radio advertising dollars available in the Columbus Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. We anticipate that this decline is temporary in nature. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated
	Operating Income
	for the Years Ended
	December 31,

	2004	2003	2002

Market:
Columbus, Ohio	12%	17%	19%
Manchester, New Hampshire	14%	15%	16%
Milwaukee, Wisconsin	32%	32%	30%
Norfolk, Virginia	15%	17%	16%
      We utilize certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.
      During the years ended December 31, 2004, 2003 and 2002, the radio stations in our four largest markets when combined, represented approximately 52%, 58% and 59%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income(*)
	for the Years Ended
	December 31,

	2004	2003	2002

Columbus, Ohio	9%	12%	14%
Manchester, New Hampshire	10%	11%	11%
Milwaukee, Wisconsin	22%	23%	22%
Norfolk, Virginia	11%	12%	12%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization
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
      When we acquire and/or begin operating a station or group of stations we generally increase programming expenses including local news, sports and weather programming, new syndicated program-

ming, and advertising and promotion expenses to increase our viewership. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to five years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations are increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired/operated station or group of stations.
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
      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2004, 2003 and 2002, approximately 80%, 79% and 80%, respectively, of our gross television segment revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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

Results of Operations
      The following tables summarize our results of operations for the three years ended December 31, 2004, 2003 and 2002.
Consolidated Results of Operations

				2004 vs. 2003		2003 vs. 2002
	Years Ended December 31,
				$ Increase	% Increase	$ Increase	% Increase
	2004	2003	2002	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$134,644	$121,297	$114,782	$13,347	11.0%	$6,515	5.7%
Station operating expense	94,914	86,083	79,682	8,831	10.3%	6,401	8.0%
Corporate G&A	8,343	6,649	6,223	1,694	25.5%	426	6.9%

Operating income	31,387	28,565	28,877	2,822	9.9%	(312)	(1.1)%
Interest expense	4,522	4,779	5,487	(257)	(5.4)%	(708)	(12.9)%
Other expense	32	1,131	159	(1,099)	(97.2)%	972	N/M
Income taxes	10,991	8,771	9,276	2,220	25.3%	(505)	(5.4)%

Net income	$15,842	$13,884	$13,955	$1,958	14.1%	$(71)	(.5)%

Earnings per share:
Basic	$.76	$.67	$.68	$.09	13.4%	$(.01)	(1.5)%

Diluted	$.75	$.65	$.66	$.10	15.4%	$(.01)	(1.5)%

Radio Broadcasting Segment

				2004 vs. 2003		2003 vs. 2002
	Years Ended December 31,
				$ Increase	% Increase	$ Increase	% Increase
	2004	2003	2002	(Decrease)	(Decrease)	(Decrease)	(Decrease)

		(In thousands)
Net operating revenue	$120,191	$109,065	$102,372	$11,126	10.2%	$6,693	6.5%
Station operating expense	82,053	74,914	69,010	7,139	9.5%	5,904	8.6%

Operating income	$38,138	$34,151	$33,362	$3,987	11.7%	789	2.4%

Television Broadcasting Segment

				2004 vs. 2003		2003 vs. 2002
	Years Ended December 31,
				% Increase	% Increase	% Increase	% Increase
	2004	2003	2002	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands)
Net operating revenue	$14,453	$12,232	$12,410	$2,221	18.2%	$(178)	(1.4)%
Station operating expense	12,861	11,169	10,672	1,692	15.2%	497	4.7%

Operating income	$1,592	$1,063	$1,738	$529	49.8%	$(675)	(38.8)%

N/ M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
Year Ended December 31, 2004:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

			Corporate
Year Ended December 31, 2003:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$109,065	$12,232	$—	$121,297
Station operating expense	74,914	11,169	—	86,083
Corporate general and administrative	—	—	6,649	6,649

Operating income (loss)	$34,151	$1,063	$(6,649)	$28,565

			Corporate
Year Ended December 31, 2002:	Radio	Television	and Other	Consolidated

	(In thousands)
Net operating revenue	$102,372	$12,410	$—	$114,782
Station operating expense	69,010	10,672	—	79,682
Corporate general and administrative	—	—	6,223	6,223

Operating income (loss)	$33,362	$1,738	$(6,223)	$28,877

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated
      For the year ended December 31, 2004 net operating revenue was $134,644,000 compared with $121,297,000 for the year ended December 31, 2003, an increase of $13,347,000 or 11%. Approximately $6,725,000 ($5,679,000 in our radio segment and $1,046,000 in our television segment) or 50% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2003. The balance of the increase in net operating revenue of approximately $6,622,000 was attributable to stations we owned and operated for the entire comparable period (“same station”), representing a 6% increase in same station net operating revenue. The overall increase in same station revenue was primarily the result of an increase in local and political revenue at a majority of our stations. Improvements were noted in most of our markets on a same station basis.
      Station operating expense increased by $8,831,000 or 10% to $94,914,000 for the year ended December 31, 2004, compared with $86,083,000 for the year ended December 31, 2003. Of the total increase, approximately $5,292,000 ($4,639,000 in our radio segment and $653,000 in our television segment) or 60% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2003. The remaining balance of the increase in station operating expense of $3,539,000 represents a total increase in station operating expense of 4% on a same station basis, as a result of an increase in selling and commission expenses which were directly attributable to the increase in revenue, and increases in programming expenses and advertising and promotions expense as a result of increased advertising and promotion expenses incurred in fighting off format attacks in four of our largest markets.
      Operating income for the year ended December 31, 2004 was $31,387,000 compared to $28,565,000 for the year ended December 31, 2003, an increase of $2,822,000 or 10%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense, and a $1,694,000 or 26% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to approximately $1,020,000 in charges incurred in Sarbanes-Oxley Section 404 related costs including professional fees, consulting fees, additional salaries and travel expenses; charges incurred in listing our stock on the New York Stock Exchange of approximately $200,000; and an overall increase in corporate general and administrative costs of 7% primarily attributable to the growth of the Company as a whole.
      We generated net income in the amount of approximately $15,842,000 ($0.75 per share on a fully diluted basis) during the year ended December 31, 2004 compared with $13,884,000 ($0.65 per share on a fully diluted basis) for the year ended December 31, 2003, an increase of approximately $1,958,000 or 14%. The increase was the result of the increase in operating income discussed above, a decrease in interest expense and other expense of approximately $257,000 and $1,099,000 respectively offset by $2,220,000 increase in income tax expense. The decrease in interest expense was the result of lower interest rates over the prior year and the expiration of our swap agreements in September 2003. The decrease in other expense was the principally the result of a $1,206,000 charge incurred for the write-off of unamortized debt issuance costs in 2003 offset by gains recognized on the sale of two of our AM radio stations in our Columbus, Ohio and Springfield, Illinois markets during the year ended December 31, 2003. The increase in income tax expense was directly attributable to an increase in our effective tax rate related to increased tax brackets and our improvement in operating performance.

Radio Segment
      For the year ended December 31, 2004, net operating revenue in the radio segment was $120,191,000 compared with $109,065,000 for the year ended December 31, 2003, an increase of $11,126,000 or 10%. Approximately $5,679,000 or 51% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2003. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 5% or approximately $5,447,000. This increase was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising and an increase in advertising rates at the majority of our radio stations. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 6% and a 424% (or $2,059,000) increase in political revenue, while our same station national revenue decreased by approximately 7%.
      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our radio segment increased by $7,139,000 or 10% to $82,053,000 for the year ended December 31, 2004, compared with $74,914,000 for the year ended December 31, 2003. Of the total increase, approximately $4,639,000 or 65% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $2,500,000 or 3% on a same station basis, which was directly attributable to the increase in revenue.
      Operating income in the radio segment for the year ended December 31, 2004 was $38,138,000 compared to $34,151,000 for the year ended December 31, 2003, an increase of approximately $3,987,000 or 12% The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment
      For the year ended December 31, 2004, net operating revenue in the television segment was $14,453,000 compared with $12,232,000 for the year ended December 31, 2003, an increase of $2,221,000 or 18%. Approximately $1,046,000 or 47% of the increase was attributable to revenue generated by television stations that we did not own or operate for the comparable period in 2003. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 10% or approximately $1,175,000. Approximately $570,000 or 49% of the same station increase was the result of an increase in political advertising. The remaining increase in revenue was primarily the result of improvements in the economy, which contributed to an increase in demand for advertising at the majority of our television stations. Same station national revenue increased by approximately 8%, while same station local revenue increased approximately 10%. Approximately 21% of our gross revenue in our television segment is attributable to national advertising.
      Station operating expense in our television segment increased by $1,692,000 or 15% to $12,861,000 for the year ended December 31, 2004, compared with $11,169,000 for the year ended December 31, 2003. Of the total increase, approximately $653,000 or 39% was the result of the impact of the operation of television stations that we did not own or operate for the comparable period in 2003. Station operating expense increased by approximately $1,039,000 or 10% on a same station basis, which was attributable to increases in selling and commission expenses as a result of the increase in revenue.
      Operating income in the television segment for the year ended December 31, 2004 was $1,592,000 compared to $1,063,000 for the year ended December 31, 2003, an increase of approximately $529,000 or 50%. The increase was the result of the increase in net operating revenue and the increase in station operating expense.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated
      For the year ended December 31, 2003 net operating revenue was $121,297,000 compared with $114,782,000 for the year ended December 31, 2002, an increase of $6,515,000 or 6%. Approximately $6,493,000 ($6,394,000 in our radio segment and $99,000 in our television segment) or nearly 100% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2002. Net operating revenue attributable to stations we owned and operated for the entire comparable period was relatively flat with an increase of approximately $22,000 or .02%.
      Station operating expense increased by $6,401,000 or 8% to $86,083,000 for the year ended December 31, 2003, compared with $79,682,000 for the year ended December 31, 2002. Of the total increase, approximately $6,338,000 ($5,999,000 in our radio segment and $339,000 in our television segment) or 99% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2002. The remaining balance of the increase in station operating expense of $63,000 represents a total increase in station operating expense of .1% on a same station basis.
      Operating income for the year ended December 31, 2003 was $28,565,000 compared to $28,877,000 for the year ended December 31, 2002, a decrease of $312,000 or 1%. The decrease was the result of the $6,515,000 increase in net operating revenue, offset by the $6,401,000 increase in station operating expense, and a $426,000 or 7% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily attributable to increases in legal, accounting, consulting and employee benefit related expenses. Of the total increase in corporate general and administrative expenses, approximately $275,000 or 65% was attributable to additional legal and tax consulting fees related to a conversion of a number of our subsidiaries from C-Corporations to Limited Liability Company’s (“LLC’s”) as part of a state tax saving strategy. The remainder of the increase in corporate general and administrative expenses were a primarily result of Sarbanes-Oxley related consulting fees and represents a 2% increase.
      We generated net income in the amount of approximately $13,884,000 ($0.65 per share on a fully diluted basis) during the year ended December 31, 2003 compared with $13,955,000 ($0.66 per share on a fully diluted basis) for the year ended December 31, 2002, a decrease of approximately $71,000 or 1%. The decrease was the result of the $312,000 decrease in operating income, and a $708,000 decrease in interest expense, offset by a $972,000 increase in other expense, and a $505,000 decrease in income tax expense. The increase in other expense was primarily attributable to a $1,206,000 charge incurred for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement offset by gains recognized on the sale of two of our AM radio stations in the Columbus, Ohio and Springfield, Illinois markets. The decrease in interest expense was the result of lower interest rates over the prior year.

Radio Segment
      For the year ended December 31, 2003, net operating revenue in the radio segment was $109,065,000 compared with $102,372,000 for the year ended December 31, 2002, an increase of $6,693,000 or 7%. Approximately $6,394,000 or 96% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2002. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period was relatively flat with an increase of approximately $299,000 or approximately .3%.
      Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our radio segment increased by $5,904,000 or 9% to $74,914,000 for the year ended December 31, 2003, compared with $69,010,000 for the year ended December 31, 2002. Of the total increase, approximately $5,999,000 or nearly 100% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2002. Station operating expense decreased by approximately $95,000 or .1% on a same station basis.
      Operating income in the radio segment for the year ended December 31, 2003 was $34,151,000 compared to $33,362,000 for the year ended December 31, 2002, an increase of approximately $789,000 or 2%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense generated by radio stations and radio networks that we did not own or operate for the comparable period in 2002.

Television Segment
      For the year ended December 31, 2003, net operating revenue in the television segment was $12,232,000 compared with $12,410,000 for the year ended December 31, 2002, a decrease of $178,000 or 1%. Approximately $99,000 of the decrease was attributable to an increase in revenue generated by television stations that we did not own or operate for the comparable period in 2002. Net operating revenue generated by stations that we owned and operated for the entire comparable period decreased by approximately 2% or approximately $277,000. Approximately $1,016,000 of the same station decrease was the result of a decrease in political advertising with an offset of approximately $739,000 or 6% increase in local and national revenue attributed primarily to improvements in the economy, which contributed to an increase in demand for advertising at the majority of our television stations. Same station national revenue increased by approximately 2%, while same station local revenue increased approximately 8% and political revenue decreased by 73%. Approximately 24% of our gross revenue in our television segment is attributable to national advertising.
      Station operating expense in our television segment increased by $497,000 or 5% to $11,169,000 for the year ended December 31, 2003, compared with $10,672,000 for the year ended December 31, 2002. Of the total increase, approximately $339,000 or 68% was the result of the impact of the operation of television stations that we did not own or operate for the comparable period in 2002. Station operating expense increased by approximately $158,000 or 2% on a same station basis, which was primarily attributable to increase in depreciation expense for the segment.
      Operating income in the television segment for the year ended December 31, 2003 was $1,063,000 compared to $1,738,000 for the year ended December 31, 2002, a decrease of approximately $675,000 or 39%. The decrease was the result of the decrease in net operating revenue and the increase in station operating expense generated by television stations that we did not own or operate for the comparable period in 2002.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements
      As of December 31, 2004 we had $121,161,000 of long-term debt outstanding and approximately $79,900,000 of unused borrowing capacity under our Credit Agreement.
      Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2010. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
      The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Reducing Revolver will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.
      Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR plus 1.375% to 2.0% or the Agent bank’s base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.
      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2004) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
      Periodically we enter into interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in September, 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At December 31, 2004 we had no interest rate swap agreements in place.
      Net receipts or payments under the agreements were recognized as an adjustment to interest expense. Approximately $756,000 in additional interest expense was recognized as a result of these interest rate swap agreements for the year ended December 31, 2003. An aggregate increase in interest expense of approximately $1,736,000 has been recognized since the inception of the agreements.
      On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2004 there was $1,061,000 outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. Under FIN 45 and FIN 46(R), all guarantees should be recorded at fair value. As a result, at December 31, 2004 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station.

Sources and Uses of Cash
      During the years ended December 31, 2004, 2003 and 2002, we had net cash flows from operating activities of $30,005,000, $27,382,000 and $25,482,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
      The following 2004 acquisitions were financed through funds generated from operations:
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
      In addition, the following transactions were either pending at December 31, 2004 or were entered into subsequent to that date, which we expect to finance through funds generated from operations, additional borrowings under our Credit Agreement and re-issuance of our Class A Common Stock from treasury:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested, however we expect to get approval and close on the acquisition during the third quarter 2005.

•	On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the second quarter 2005.

•	Effective January 1, 2005 we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,470,000. We financed this acquisition with $19,750,000 in borrowings under our Credit Agreement and the re-issuance of approximately $2,000,000 of our Class A common stock.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market, for approximately $2,000,000.

•	Effective January 1, 2005, we acquired a low power television station (K17FS) serving the Victoria, Texas market for approximately $200,000, from funds generated from operations. We have provided programming to this station under a TBA since November 1, 2002.
      The following acquisitions in 2003 were financed through funds generated from operations, $8,500,000 of additional borrowings under the Credit agreement and the re-issuance of approximately $1,063,000 of our Class A Common Stock from treasury:

•	March 11, 2003: an AM radio station (WOXL-AM) serving the Asheville, North Carolina market for approximately $350,000.

•	March 28, 2003: an FM radio station (WODB-FM) serving the Columbus, Ohio market for approximately $10,432,000. In conjunction with this transaction we sold our AM radio station (WVKO-AM) serving the Columbus, Ohio market for approximately $941,000. We recognized a gain on the disposal of this station of approximately $425,000.

•	April 1, 2003: an FM radio station (WINQ-FM) serving the Winchendon, Massachusetts market for approximately $290,000. If within five years of closing we obtain approval from the FCC for a city of license change, we have an agreement with the seller to pay them an additional $500,000.

•	October 1, 2003: two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for approximately $13,242,000, including approximately $1,063,000 of our Class A common stock, plus an additional $2,000,000 if we obtain approval from the FCC for a city of license change.

•	November 17, 2003: an AM radio station (WIDE-AM Biddeford, Maine) serving the Portland, Maine market for approximately $386,000.

•	December 1, 2003: an AM and FM radio station (WBCO-AM and WQEL-FM) serving the Bucyrus, Ohio market for approximately $2,375,000.
      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. See Item 1. Business — Strategy.
      In August 2004, our board of directors authorized an increase to our Stock Buy-Back Program so that we are authorized to purchase up to a total of $20,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2004, we have repurchased 984,364 shares of our Class A Common Stock for approximately $15,205,000. During the year ended December 31, 2004 we repurchased an aggregate of 419,700 shares for approximately $7,522,000.
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
      Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2004 were approximately $11,098,000 ($8,118,000 in 2003). We anticipate capital expenditures in 2005 to be approximately $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
Summary Disclosures About Contractual Obligations
      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004:

	Payments Due By Period

		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Long-Term Debt Obligations(2)	$121,161	$—	$1,061	$70,100	$50,000
Operating Leases	7,991	1,480	2,067	1,215	3,229
Purchase Obligations(3)	76,572	58,316	13,066	4,866	324
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$205,724	$59,796	$16,194	$76,181	$53,553

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $120,100,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,061,000 (see Note 11 of our consolidated financial statements).

(3)	(a) Includes $45,920,000 of commitments to acquire radio stations WINA, WWWV, WQMZ, WISE, WOXL, WQNY, WYXL, WTKO, WHCU and low power television station KMOL.
(b) Includes $18,946,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian.
(c) Includes $11,706,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.
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
      Revenue Recognition: Revenue from the sale of commercial broadcast time to advertisers (our principal source of revenue) is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing.
      Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts: We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.) we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our average reserves have been approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2004, from 3.75% to 4.75% or from $922,000 to $1,168,000 would result in a decrease in net income of approximately $145,000, net of taxes for the year ended December 31, 2004.
      Purchase Accounting: We account for our acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair values of the net assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.
      Broadcast Licenses and Goodwill: We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2004 represents 60% of our total assets. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related market or segment.

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
We test our goodwill and broadcast licenses for impairment as of October 1 of each year by comparing their fair value to the related carrying value as of that date. The results of these tests indicated that there was no impairment of the carrying value of goodwill or broadcast licenses. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in an impairment of intangible assets in the future. See Recent Accounting Pronouncements reflected later in this section.
      Litigation and Contingencies: We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.
Market Risk and Risk Management Policies
      Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2004 than they did during 2004, our interest expense would increase and income before taxes would decrease by $1,241,000 ($862,000 in 2003). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
Inflation
      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.
Outlook
      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.

      Based on economic and market conditions as of February 24, 2005, for the quarter ending March 31, 2005 we anticipate a 3% to 5% increase in net revenue.
Forward-Looking Statements; Risk Factors
      Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.
      The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

We Have Substantial Indebtedness and Debt Service Requirements
      At December 31, 2004 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $121,161,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, on March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly, in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

Our Debt Covenants Restrict our Financial and Operational Flexibility
      Our Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investment, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Certain events of default under our Credit Agreement could allow the lenders to declare all amounts outstanding to be immediately due and payable and, therefore, could have a material adverse effect on our business. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated, the lenders could proceed against such available collateral.

We Depend on Key Personnel
      Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into long-term employment and non-competition agreements with Mr. Christian and certain other key personnel, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian’s life.

We Depend on Key Stations
      Historically our Milwaukee, Wisconsin; Columbus, Ohio; Norfolk, Virginia and our Manchester, New Hampshire radio stations have each represented 7% or more of our net operating income. The following table describes the percentage of our net operating income represented by each market:

	Percentage of Net
	Operating Income for
	the Years Ended
	December 31,

	2004	2003	2002

Milwaukee, Wisconsin	16%	17%	17%
Columbus, Ohio	9%	10%	10%
Norfolk, Virginia	8%	9%	9%
Manchester, New Hampshire	7%	7%	8%
      While radio revenues in each of the Milwaukee, Columbus, Norfolk and Manchester markets have remained relatively stable historically, an adverse change in any of the above radio market or location’s relative market position could have a significant adverse impact on our operating results as a whole.

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
      The success of any completed acquisition will depend on our ability to effectively integrate the acquired stations. The process of integrating acquired stations may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management’s attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.

Our Business is Subject to Extensive Federal Regulation
      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detail description of the material regulations applicable to our business, see “Federal Regulation of Radio and Television Broadcasting” and “Other FCC Requirements” in Item 1 of this Form  10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial or revocation of FCC licenses, shortened license renewal terms, monetary fines or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

New Technologies May Affect our Broadcasting Operations
      The FCC has and is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasters. We are unable to predict the effect such technologies may have on our broadcasting operations. The capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television as required by the FCC. We have and will continue to incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters’ new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.

The Company is Controlled by our President, Chief Executive Officer and Chairman
      As of February 28, 2005, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 56% of the combined voting power of our Common Stock. As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) and other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 12 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for your shares over then-current market prices.
Recent Accounting Pronouncements
      On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) Share-Based Payment, which significantly changes the accounting for all share-based payments to employees, including grants of employee stock options, by requiring us to recognized in the financial statement using a suggested method different than the method that we currently use to determine the fair value of options. The pronouncement is effective as of our interim period beginning July 1, 2005. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position. See Note 1 for a discussion of our current treatment of stock-based compensation and the effect it would have had for the year ended December 31, 2004.
      In September 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 — Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141.
      For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle. We are currently evaluating the provisions of this Staff Announcement to determine the impact, if any, on our results of operations and financial position.
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
      Effective January 1, 2004 we adopted FIN 46 resulting in the consolidation of Surtsey Media, LLC which was previously accounted for under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The

adoption of FIN 46 did not materially impact our financial position, cash flows or results of operations. See Note 11.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Information appearing under the caption “Market Risk and Risk Management Policies” in Item 7 is hereby incorporated by reference.

Item 8.	Financial Statements and Supplementary Data
      The financial statements attached hereto are filed as part of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Saga Communications, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Saga Communications, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

Detroit, Michigan
March 7, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 are incorporated by reference herein. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation
      “Executive Compensation”, “Corporate Governance”, “Compensation Committee Report” and “Common Stock Performance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is hereby incorporated by reference herein. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions
      “Certain Business Relationships and Transactions with Directors and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
      “Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is incorporated by reference herein.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1.	Financial Statements
      The following consolidated financial statements attached hereto are filed as part of this annual report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Financial Statements:

—	Consolidated Balance Sheets as of December 31, 2004 and 2003

—	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

—	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

—	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Saga Communications, Inc.
      We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

Detroit, Michigan
March 7, 2005

Saga Communications, Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,113	$11,766
Accounts receivable, less allowance of $922 ($979 in 2003)	23,692	22,733
Prepaid expenses and other current assets	2,447	2,214
Barter transactions	1,312	1,459
Deferred taxes	1,060	690

Total current assets	37,624	38,862
Net property and equipment	66,364	62,369
Other assets:
Broadcast licenses, net of accumulated amortization of $8,187	130,110	123,657
Goodwill, net of accumulated amortization of $13,091	37,133	30,839
Other intangibles, deferred costs and investments, net of accumulated amortization of $9,666 ($9,053 in 2003)	8,923	6,616

Total other assets	176,166	161,112

	$280,154	$262,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,128	$1,817
Accrued expenses:
Payroll and payroll taxes	7,066	6,459
Other	4,971	3,699
Barter transactions	1,681	1,489
Current portion of long-term debt	—	45

Total current liabilities	15,846	13,509
Deferred income taxes	23,083	18,414
Long-term debt	121,161	121,160
Broadcast program rights	1,119	581
Other	1,720	1,435
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 18,699 issued and outstanding (18,592 in 2003)	187	186
Class B common stock, $.01 par value, 3,500 shares authorized, 2,360 issued and outstanding	24	24
Additional paid-in capital	48,387	47,207
Retained earnings	78,119	62,277
Accumulated other comprehensive income	60	29
Treasury stock (531 shares in 2004 and 134 in 2003, at cost)	(9,552)	(2,479)

Total stockholders’ equity	117,225	107,244

	$280,154	$262,343

See accompanying notes.

Saga Communications, Inc.
Consolidated Statements of Income

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net operating revenue	$134,644	$121,297	$114,782
Station operating expense	94,914	86,083	79,682
Corporate general and administrative	8,343	6,649	6,223

	103,257	92,732	85,905

Operating income	31,387	28,565	28,877
Other expenses:
Interest expense	4,522	4,779	5,487
Other	32	1,131	159

Income before income tax	26,833	22,655	23,231
Income tax provision:
Current	6,854	5,177	5,506
Deferred	4,137	3,594	3,770

	10,991	8,771	9,276

Net income	$15,842	$13,884	$13,955

Basic earnings per share	$.76	$.67	$.68

Weighted average common shares	20,752	20,817	20,631

Diluted earnings per share	$.75	$.65	$.66

Weighted average common and common equivalent shares	21,167	21,301	21,209

See accompanying notes.

Saga Communications, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003 and 2002

								Accum-
						Note		ulated
						Receivable		Other
	Class A		Class B			from		Compre-			Total
	Common Stock		Common Stock		Additional	Principal		hensive		Deferred	Stock-
					Paid-In	Stock-	Retained	Income	Treasury	Compen-	holders’
	Shares	Amount	Shares	Amount	Capital	holder	Earnings	(loss)	Stock	sation	Equity

	(In thousands)
Balance at January 1, 2002	14,657	$147	1,888	$19	$43,185	$(171)	$34,483	$(340)	$(2,198)	$(63)	$75,062
Comprehensive income:
Net income							13,955				13,955
Change in fair value of derivatives, net of tax								(124)			(124)

Total comprehensive income											13,831
Net proceeds from exercised options	156	1			1,392				(18)		1,375
Station acquisitions					939				1,306		2,245
Amortization of deferred compensation										63	63
Accrued interest						(2)					(2)
Note forgiveness						173					173
Employee stock purchase plan					133				182		315
Stock split	3,686	37	472	5			(45)				(3)

Balance at December 31, 2002	18,499	$185	2,360	$24	$45,649	$—	$48,393	$(464)	$(728)	$—	$93,059
Comprehensive income:
Net income							13,884				13,884
Change in fair value of derivatives, net of tax								464			464
Change in market value of securities, net of tax								29			29

Total comprehensive income											14,377
Net proceeds from exercised options	93	1			1,220				(844)		377
Station acquisitions					234				829		1,063
Purchase of shares held in treasury									(2,007)		(2,007)
Employee stock purchase plan					104				271		375

Balance at December 31, 2003	18,592	$186	2,360	$24	$47,207	$—	$62,277	$29	$(2,479)	$—	$107,244
Comprehensive income:
Net income							15,842				15,842
Change in market value of securities, net of tax								31			31

Total comprehensive income											15,873
Net proceeds from exercised options	107	1			1,214						1,215
Purchase of shares held in treasury									(7,522)		(7,522)
Employee stock purchase plan					(34)				449		415

Balance at December 31, 2004	18,699	$187	2,360	$24	$48,387	$—	$78,119	$60	$(9,552)	$—	$117,225

See accompanying notes.

Saga Communications, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$15,842	$13,884	$13,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,252	7,002	6,533
Barter revenue, net of barter expenses	251	(367)	(49)
Broadcast program rights amortization	484	366	277
Deferred taxes	4,137	3,594	3,770
Loss (gain) on sale of assets	32	(75)	159
Deferred and other compensation	172	175	—
Note forgiveness	—	—	173
Amortization of deferred costs	270	1,444	366
Changes in assets and liabilities:
Increase in receivables and prepaids	(512)	(890)	(720)
Payments for broadcast program rights	(504)	(356)	(277)
Increase in accounts payable, accrued expenses, and other liabilities	2,580	2,605	1,295

Total adjustments	14,162	13,498	11,527

Net cash provided by operating activities	30,004	27,382	25,482
Cash flows from investing activities:
Acquisition of property and equipment	(11,098)	(8,118)	(7,559)
Increase in other intangibles and other assets	(2,433)	(543)	(1,448)
Acquisition of stations	(13,611)	(24,424)	(24,144)
Proceeds from sale and disposal of assets	1,070	465	714

Net cash used in investing activities	(26,072)	(32,620)	(32,437)
Cash flows from financing activities:
Proceeds from long-term debt	1	128,600	—
Payments on long-term debt	(45)	(113,683)	(273)
Payments for debt issuance costs	—	(1,899)	—
Purchase of shares held in treasury	(7,522)	(2,007)	—
Net proceeds from exercise of stock options	981	119	1,262
Fractional shares — five for four stock split	—	—	(3)

Net cash (used in) provided by financing activities	(6,585)	11,130	986

Net increase (decrease) in cash and cash equivalents	(2,653)	5,892	(5,969)
Cash and cash equivalents, beginning of year	11,766	5,874	11,843

Cash and cash equivalents, end of year	$9,113	$11,766	$5,874

See accompanying notes.

Saga Communications, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Nature of Business
      Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2004 we owned or operated seventy-nine radio stations, five television stations, three low-power television stations, three state radio networks and two farm radio networks, serving twenty-four markets throughout the United States including Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia and Manchester, New Hampshire.
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
Reclassification
      Certain amounts previously reported in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.
Concentration of Risk
      Historically our Milwaukee, Wisconsin; Columbus, Ohio; Norfolk, Virginia and our Manchester, New Hampshire radio stations have each represented 7% or more of our net operating income. The following table describes the percentage of our net operating income represented by each market:

	Percentage of Net
	Operating Income for
	the Years Ended
	December 31,

	2004	2003	2002

Milwaukee, Wisconsin	16%	17%	17%
Columbus, Ohio	9%	10%	10%
Norfolk, Virginia	8%	9%	9%
Manchester, New Hampshire	7%	7%	8%
Concentration of Credit Risk
      We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.
Financial Instruments
      We account for derivatives and hedging activities in accordance with Statements of Financial Accounting Standards “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,”

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
which requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings (see Note 5).
      We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at fair market value. At December 31, 2004 marketable securities having a fair market value of approximately $206,000 have been classified as available-for-sale and are included in prepaid expenses and other current assets at fair value, based on the quoted market price. Unrealized gains, net of related taxes, for the years ended December 31, 2004 and 2003 of $31,000 and $29,000, respectively, are reported as a component of accumulated other comprehensive income of stockholders’ equity (see Note 3).
      Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and marketable securities. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2004. The fair value of marketable securities is based on the quoted market price for the security at December 31, 2004.
Allowance for Doubtful Accounts
      A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 was as follows:

	Balance	Charged	Write off
	at	to Costs	Uncollectible	Balance at
	Beginning	and	Accounts, Net	End of
Year Ended	of Period	Expenses	of Recoveries	Period

	(In thousands)
December 31, 2004	$979	$539	$(596)	$922
December 31, 2003	932	776	(729)	979
December 31, 2002	778	608	(454)	932
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
Long Lived Assets
      We evaluate the recoverability of our property and equipment, deferred costs and investments, in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. Broadcast

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
licenses, goodwill, other intangibles are evaluated for recoverability in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, as applicable (see Note 2).
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
      Property and equipment consisted of the following:

		December 31,
	Estimated
	Useful Life	2004	2003

		(In thousands)
Land and land improvements	—	$10,592	$10,516
Buildings	31.5 years	24,003	21,025
Towers and antennae	7-15 years	23,839	21,467
Equipment	3-15 years	64,837	63,855
Furniture, fixtures and leasehold improvements	7-20 years	7,431	7,038
Vehicles	5 years	2,791	2,657

		133,493	126,558
Accumulated depreciation		(67,129)	(64,189)

Net property and equipment		$66,364	$62,369

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $6,910,000, $6,544,000 and $6,034,000, respectively.
Intangible Assets
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

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Based on the above, we believe cash flows from our radio and television licenses are expected to continue indefinitely.
      Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. Other intangibles are amortized over five to forty years.
      In accordance with SFAS 142 we perform our impairment test of goodwill and broadcast licenses (which we have deemed as indefinite lived since the licenses are expected to generate cash flows indefinitely) as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date (see Note 2).
Deferred Costs
      The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2004, 2003 and 2002, we recognized interest expense related to the amortization of debt issuance costs of $270,000, $238,000 and $303,000, respectively. At December 31, 2004 and 2003, the net book value of deferred costs were $1,804,000 and $1,534,000, respectively, and were presented in other intangibles, deferred costs and investments.
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
Treasury Stock
      In August 2004, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $20,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2004 we have repurchased 984,364 shares of our Class A common stock for approximately $15,205,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2004, 2003 and 2002 we acquired 419,700 shares at an average price of $17.92 per share, 155,600 shares at an average price of $18.32 per share and 781 shares at an average price of $23.08 per share, respectively. During 2004, we issued 23,546 shares of Treasury Stock in connection with our employee stock purchase plan. During 2003, we issued 75,871 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan. During 2002, we issued 124,764 shares of Treasury Stock in connection with our acquisition of radio stations and our employee stock purchase plan.
Revenue Recognition
      Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing.
Time Brokerage Agreements
      We have entered into Time Brokerage Agreements (“TBA’s”) in certain markets. In a typical TBA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
for TBA’s under SFAS No. 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s are included in the accompanying Consolidated Statements of Income.
Advertising and Promotion Costs
      Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $8,040,000, $7,108,000 and $6,663,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Income Taxes
      We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
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
      SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method. Accordingly, we have continued to elect to account for employee stock options under APB 25 and its related interpretations.
      SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002: risk-free interest rates of 3.7%, 3.4% and 4.3%; a dividend yield of 0%; expected volatility of 31.1%, 32.2% and 32.7%, and a weighted average expected life of the options of 7 years, respectively. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2004, 2003 and 2002 was approximately $7.87, $7.88 and $9.05, respectively.
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

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      For purposes of the pro forma disclosures required under SFAS 148, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2004	2003	2002

	(In thousands, except per share data)
Net income, as reported	$15,842	$13,884	$13,955
Add back: stock based compensation cost, net of tax	51	48	41
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(2,007)	(2,028)	(1,566)

Pro forma net income	$13,886	$11,904	$12,430

Pro forma earnings per share:
Basic	$.67	$.57	$.60

Diluted	$.66	$.56	$.59

Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$15,842	$13,884	$13,955

Denominator:
Denominator for basic earnings per share — weighted average shares	20,752	20,817	20,631
Effect of dilutive securities:
Stock options	415	484	578

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,167	21,301	21,209

Basic earnings per share	$.76	$.67	$.68

Diluted earnings per share	$.75	$.65	$.66

Recent Accounting Pronouncements
      On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment”, which significantly changes the accounting for all share-based payments to employees, including grants of employee stock options, restricted share plans, performance based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) will require us to recognize in our financial statements compensation expense relating to share-based payment transactions using a fair-value based measurement method. SFAS 123(R) replaces SFAS 123 and supersedes APB 25 and is effective for our interim reporting period beginning July 1, 2005. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position.
      On September 29, 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
(“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 — Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141.
      For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle. We are currently evaluating the provisions of this Staff Announcement to determine the impact, if any, on our results of operations and financial position.
      Effective January 1, 2004 we adopted FASB Financial Interpretation No. (FIN) 46 as Revised (“FIN 46(R)”) “Consolidation of Variable Interest Entities” resulting in the consolidation of Surtsey Media, LLC which was previously accounted for under FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 46(R) did not materially impact our financial position, cash flows or results of operations (see Note 11).

2.	Intangible Assets and Goodwill
      We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using the direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. We also evaluate goodwill in each of its reporting units (markets) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.
      We utilize independent appraisals in testing FCC licenses and goodwill for impairment. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered.
      We evaluate amortizing intangible assets for recoverability when circumstances indicate an impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, net book value is reduced to the estimated fair value.
      We have recorded amortizable intangible assets at December 31, 2004 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$4,565	$4,370	$195
Favorable lease agreements	5,733	4,831	902
Other Intangibles	100	100	—

Total amortizable intangible assets	$10,398	$9,301	$1,097

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      We have recorded amortizable intangible assets at December 31, 2003 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$4,565	$4,320	$245
Favorable lease agreements	5,719	4,639	1,080

Total amortizable intangible assets	$10,284	$8,959	$1,325

      Aggregate amortization expense for these amortizable intangible assets for the years ended December 31, 2004, 2003 and 2002, was $342,000, $458,000 and $499,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, is approximately $238,000, $196,000, $192,000, $93,000 and $29,000, respectively.

3.	Total Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
      Total comprehensive income consists of:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$15,842	$13,884	$13,955
Accumulated other comprehensive income (loss):
Change in fair value of derivative instruments net of taxes of $0, $250 and $80, respectively	—	464	(124)
Change in market value of securities net of taxes of $19, $15 and $0, respectively	31	29	—

Total comprehensive income	$15,873	$14,377	$13,831

      Accumulated comprehensive income (loss) consists of:

	Marketable
	Securities	Derivatives

	(In thousands)
Balance at January 1, 2003	$—	$(464)
Change in fair value of derivatives, net of $250 taxes	—	464
Change in market value of securities, net of $15 taxes	29	—

Balance at December 31, 2003	29	—
Change in market value of securities, net of $19 taxes	31	—

Balance at December 31, 2004	$60	$—

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt
      Long-term debt consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Credit Agreement:
Reducing revolver facility	$120,100	$120,100
Subordinated promissory note. Payments were due monthly, including interest at 10%. The note matured in 2004	—	45
Secured debt of affiliate	1,061	1,060

	121,161	121,205
Amounts due within one year	—	45

	$121,161	$121,160

      Future maturities of long-term debt are as follows:

Year Ending December 31,
(In thousands)
2005	$—
2006	1,061
2007	—
2008	20,100
2009	50,000
Thereafter	50,000

$121,161

      On July 29, 2003, we entered into our Credit Agreement with a group of banks, to refinance our outstanding debt under our old credit agreement (the “Old Credit Agreement”). We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1,206,000, pre-tax, due to this refinancing during the year ended December 31, 2003.
      Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2010. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $79,900,000 of unused borrowing capacity under the Credit Agreement at December 31, 2004.
      On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2010. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.
      Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the rate reset date (ranging from 1.188% to 2.125% at December 31, 2004) plus 1.375% to 2.0% or the Agent bank’s base rate plus 0.125% to 0.75%. The spread over LIBOR and the base rate vary from time to

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.
      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2004) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more constrictive over the life of the Credit Agreement. The Credit Agreement prohibits the payment of dividends without the banks’ prior consent.

5.	Derivative Instruments and Hedging Activities
      As of December 31, 2004 and 2003 we had no derivatives instruments in place. Periodically we enter into derivative financial instruments, including interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in March 2003 and September 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate.
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
      For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. All of the Company’s derivative instruments were accounted for as cash flow hedges.
      During 2003, we had the following interest rate swap agreements in place:

•	Two interest rate swap agreements with a total notional amount of 26,250,000. We paid 4.11% calculated on the notional amount; we received LIBOR (1.4% at December 31, 2002) calculated on the notional amount of $26,250,000. These agreements expired in March, 2003.

•	Two interest rate swap agreements with a total notional amount of $13,750,000. We paid 3.67% calculated on the notional amount; we received LIBOR (1.4% at December 31, 2002) calculated on the notional amount of $13,750,000. In March 2003 the total notional amount of these swap agreements increased to $40,000,000 with all other terms remaining the same. These agreements expired in September, 2003.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Net receipts or payments under the agreements were recognized as an adjustment to interest expense. All of the above interest rate swap agreements were assessed as effective. Therefore, changes in their fair value were recognized in other comprehensive income.

6.	Supplemental Cash Flow Information
      For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash paid during the period for:
Interest	$3,955	$4,077	$5,167
Income taxes	5,872	4,670	3,295
Non-cash transactions:
Barter revenue	$3,755	$3,702	$3,013
Barter expense	4,006	3,335	2,964
Acquisition of property and equipment	61	94	69
      In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Fair value of assets acquired	$14,359	$27,591	$27,001
Cash paid	(13,611)	(24,424)	(24,144)
Issuance of restricted stock	—	(1,063)	(2,245)

Debt and liabilities assumed	$748	$2,104	$612

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax liabilities:
Property and equipment	$9,052	$8,764
Intangible assets	14,942	10,685

Total deferred tax liabilities	23,994	19,449
Deferred tax assets:
Allowance for doubtful accounts	357	367
Compensation	1,201	1,044
Other accrued liabilities	273	—
Loss carry forwards	595	892

	2,426	2,303
Less: valuation allowance	455	578

Total net deferred tax assets	1,971	1,725

Net deferred tax liabilities	$22,023	$17,724

      At December 31, 2004, we have a state tax loss carry forwards of approximately $2,983,000, which will expire from 2008 to 2022 and a capital loss carry forward of approximately $1,112,000, which will expire in 2005. During 2004, we utilized approximately $49,000 of the capital loss carry forward and $3,545,000 in state tax loss carry forward, and accordingly, the valuation allowances decreased by $123,000. The valuation allowance for net deferred tax assets relates to a capital loss incurred during 2000 and state loss carry forwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
      The significant components of the provision for income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$5,725	$3,811	$4,220
State	1,129	1,366	1,286

Total current	6,854	5,177	5,506
Total deferred	4,137	3,594	3,770

	$10,991	$8,771	$9,276

      In addition we realized tax benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax benefits were credited to additional paid-in capital in the amounts of approximately $391,000, $257,000 and $438,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Tax at U.S. statutory rates	$9,391	$7,703	$7,898
State taxes, net of federal benefit	1,624	1,419	1,462
Other, net	99	13	84
Reduction of valuation allowance on loss carry forwards	(123)	(364)	(168)

	$10,991	$8,771	$9,276

8.	Stock Option Plans
      Our 1992 Stock Option Plan (the “1992 Plan”) expired in December 2002. In 2003, we adopted the 2003 Stock Option Plan (the “2003 Plan”) pursuant to which our key employees, including directors who are employees, are eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. The number of shares of Common Stock that may be issued upon exercise of options granted under the 2003 Plan may not exceed 1,500,000 shares of Class A Common Stock, 500,000 shares of Class B Common Stock and 500,000 shares of Class A Common Stock issuable upon conversion of the Class B Common Stock. Options granted under the 2003 Plan may be either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Options for Class A Common Stock may be granted to any employee of the Corporation. Options for Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. Incentive stock options granted under the 2003 Plan may be for terms not exceeding ten years from the date of grant, except in the case of incentive stock options granted to persons owning more than 10% of the total combined voting power of all classes of our stock, which may be granted for terms not exceeding five years. These options may not be granted at a price which is less than 100% of the fair market value of shares at the time of grant (110% in the case of persons owning more than 10% of the combined voting power of all classes of our stock). The terms and price of non-qualified stock options granted pursuant to the 2003 Plan shall be determined by the Compensation Committee of the Board of Directors of the Company.
      On March 11, 2005 our board of directors approved a new Incentive Compensation Plan, which is subject to stockholder approval at our annual meeting on May 9, 2005.
      In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors’ retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2004, approximately 169,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options and shall be immediately vested and exercisable on the date of grant. The options may be exercised for a period of 10 years from the date of grant of the option. On January 31, 2005 a total of 4,633 shares were issued under the Directors Plan in lieu of their directors’ retainer for the year ended December 31, 2004.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2004, 2003 and 2002, was approximately $0, $0 and $6,000, respectively. Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2004, 2003 and 2002, was approximately $78,000, $79,000 and $63,000, respectively.
      The following summarizes the 1992 Plan and the 2003 Plan stock option transactions for the three years ended December 31, 2004:

					Weighted
					Average
	Number of	Exercise Price			Price per
	Options	per Share			Share

Options outstanding at January 1, 2002	1,840,291	$1.39	to	$16.80	$10.98
Granted	159,593			20.80	20.80
Exercised	(172,885)	1.39	to	16.80	4.54
Forfeited	(2,125)			14.24	14.24

Options outstanding at December 31, 2002	1,824,874	$1.39	to	$20.80	$12.44
Granted	1,006,016			19.22	19.22
Exercised	(92,828)	2.72	to	10.56	10.38
Forfeited	(3,401)	14.24	to	20.80	19.59

Options outstanding at December 31, 2003	2,734,661	$1.39	to	$20.80	$14.99
Granted	101,153			19.31	19.31
Exercised	(107,372)	1.39	to	16.80	3.99
Forfeited	(7,438)	14.24	to	20.80	19.12

Options outstanding at December 31, 2004	2,721,004	$1.39	to	$20.80	$15.58

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2004:

					Weighted
					Average
	Number of	Exercise Price			Price per
	Options	per Share			Share

Options outstanding at January 1, 2002	15,319	$.005	to	$.008	$.007
Granted	4,046			.008	.008
Exercised	(5,128)	.005	to	.008	.007
Forfeited	—				—

Options outstanding at December 31, 2002	14,237	$.005	to	$.008	$.007
Granted	2,997			.010	.010
Exercised	—				—
Forfeited	—				—

Options outstanding at December 31, 2003	17,234	$.005	to	$.010	$.008
Granted	4,277			.010	.010
Exercised	—				—
Forfeited	—				—

Options outstanding at December 31, 2004	21,511	$.005	to	$.010	$.008

      The following summarizes stock options exercisable and available for grant for the three years ended December 31, 2004:

		The Directors
	The Plan	Plan

Options exercisable at December 31:
2004	1,576,797	21,511
2003	1,311,326	17,234
2002	1,068,140	14,237
Available for grant at December 31:
2004	896,764	168,667
2003	993,984	172,944
2002	—	175,941

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Stock options outstanding in the 1992 and 2003 Plans at December 31, 2004 are summarized as follows:

			Weighted
	Options	Options	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life

$1.39	10,289	10,289	.4
$5.83	13,668	13,668	1.5
$7.42	27,339	27,339	2.6
$10.56	717,403	717,403	3.6
$12.72	218,571	218,571	4.5
$14.24	256,402	151,819	6.4
$16.00	31,511	25,209	5.7
$16.80	188,189	150,324	5.4
$19.22	1,002,083	200,417	8.4
$19.31	101,153	0	9.4
$20.80	154,396	61,758	7.4

	2,721,004	1,576,797	6.3

Weighted Average Exercise Price	$15.58	$13.24

      Stock options outstanding in the Directors Plan at December 31, 2004 are summarized as follows:

			Weighted
			Average
	Options	Options	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life

$0.005	2,662	2,662	3.1
$0.006	2,620	2,620	4.1
$0.008	8,955	8,955	6.1
$0.010	7,274	7,274	8.7

	21,511	21,511	6.4

Weighted Average Exercise Price	$0.008	$0.008

9.	Employee Benefit Plans
401(k) Plan
      We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $276,000, $312,000 and $321,000 in 2004, 2003 and 2002, respectively, of which approximately $220,000, $245,000 and $222,000 represents our discretionary contributions in 2004, 2003 and 2002, respectively.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
Employee Stock Purchase Plan
      In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. At December 31, 2004 approximately 1,459,000 shares are reserved for issuance under the ESPP. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 23,546, 20,131 and 15,870 shares issued under the ESPP in 2004, 2003 and 2002, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2004, 2003 and 2002 was approximately $63,000, $56,000 and $47,000, respectively.
Deferred Compensation Plan
      In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $248,000, $296,000 and $268,000, respectively. We have invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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
Pending Acquisitions
      On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the second quarter 2005.
      On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested, however we expect to get approval and close on the acquisition during the third quarter 2005.
2004 Acquisitions and Dispositions
      On August 10, 2004 we sold an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000. We recognized a loss on the disposal of this station of approximately $10,000.
      On July 1, 2004, we acquired an FM radio station (WXTT-FM) serving the Champaign, Illinois market, for approximately $3,272,000.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.
2003 Acquisitions, Time Brokerage Agreements, Shared Services Agreements and Dispositions
      On March 7, 2003, we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc. — “Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2004 there was $1,061,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules, we are prohibited from owning this station. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.
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
      On November 17, 2003, we acquired an AM radio station WVAE-AM serving the Portland, Maine market for approximately $386,000. We began operating this station under the terms of a TBA on August 1, 2003.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidated Balance Sheet of 2004 Acquisitions
      The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2004 and 2003 acquisitions at their respective acquisition dates. In connection with the 2003 acquisitions we issued restricted stock of approximately $1,063,000, respectively.
Saga Communications, Inc.
Condensed Consolidated Balance Sheets
of 2004 and 2003 Acquisitions

	Acquisitions in

	2004	2003

	(In thousands)
Assets Acquired:
Current assets	$650	$590
Property and equipment	848	1,357
Other assets:
Broadcast licenses — Radio segment	6,453	19,958
Broadcast licenses — TV segment	—	1,000
Goodwill — Radio segment	6,294	3,494
Goodwill — Television segment	—	27
Other intangibles, deferred costs and investments	114	1,165

Total other assets	12,861	25,644

Total assets acquired	$14,359	$27,591

Liabilities Assumed:
Current liabilities	748	815
Long-term syndicated programming	—	229
Long-term debt	—	1,060
Other liabilities

Total liabilities assumed	748	2,104

Net assets acquired	$13,611	$25,487

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
      The following unaudited pro forma results of our operations for the years ended December 31, 2004 and 2003 assume the acquisitions and dispositions in 2004 and 2003 occurred as of January 1, 2003. The pro forma results give effect to certain adjustments, including depreciation, amortization of certain intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Years Ended
	December 31,

	2004	2003

	(In thousands, except per
	share data)
Consolidated Results of Operations:
Net operating revenue	$135,499	$128,269
Station operating expense	95,668	92,237
Corporate general and administrative	8,343	6,649

Operating income	31,488	29,383
Interest expense	4,522	4,996
Other	32	1,131
Income tax expense	11,036	9,008

Net income	$15,898	$14,248

Basic earnings per share	$0.77	$.68

Diluted earnings per share	$0.75	$.67

	2004	2003

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$121,046	$116,037
Station operating expense	82,807	81,068

Operating income	$38,239	$34,969

	2004	2003

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$14,453	$12,232
Station operating expense	12,861	11,169

Operating income	$1,592	$1,063

Reconciliation of Pro Forma Segment Operating Income to Pro Forma Consolidated Operating Income

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Twelve Months Ended December 31, 2004:
Net operating revenue	$121,046	$14,453	$—	$135,499
Station operating expense	82,807	12,861	—	95,668
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,239	$1,592	$(8,343)	$31,488

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Twelve Months Ended December 31, 2003:
Net operating revenue	$116,037	$12,232	$—	$128,269
Station operating expense	81,068	11,169	—	92,237
Corporate general and administrative	—	—	6,649	6,649

Operating income (loss)	$34,969	$1,063	$(6,649)	$29,383

11.	Related Party Transactions
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
      On May 1, 2002, in connection with our acquisition of two AM and two FM radio stations (WKBK-AM, WKNE-FM and WKVT-AM/ FM) serving the Keene, New Hampshire and Brattleboro, Vermont markets, respectively, for approximately $9,400,000 we paid a company that is affiliated with Robert Maccini, a member of our Board of Directors, a brokerage commission of $200,000.
      On November 1, 2002, in connection with our acquisition of an AM and FM radio station (WJQY-AM and WJOI-FM) serving the Springfield, Tennessee market for approximately $1,525,000, a company controlled by Gary Stevens, a member of our Board of Directors received a brokerage commission of approximately $70,000 from the seller.
Principal Stockholder Employment Agreement
      In March 2002, we entered into an employment agreement with Edward K. Christian, our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement was $450,000 per year effective April 1, 2002, $500,000 per year effective January 1, 2003 and subject to annual cost of living increases effective January 1, 2004 ($530,000 effective January 1, 2005). The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. The agreement also provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
income taxes related to the payment. For the three years ended December 31, 2004 his average annual compensation, as defined by the employment agreement, was approximately $918,000.
Note Receivable from Principal Stockholder
      Through March 31, 2002, we had a loan due from Edward K. Christian. The loan bore interest at a rate per annum equal to the lowest rate necessary to avoid the imputation of income for federal income tax purposes. As part of a five year employment agreement with the principal stockholder, we forgave 20% of the note balance ratably over five years, and paid him an amount in cash equal to such amount as was necessary to enable the principal stockholder to pay all related federal and state income tax liabilities. This agreement expired March 31, 2002. We recorded compensation expense of approximately $74,000 in 2002, relative to the debt forgiveness.
Loan to Principal Stockholder and Transactions with Affiliate
      In May 1999 we lent $125,000 to Edward K. Christian. The loan bore interest at 7% per annum. Principal and interest on the loan was repaid in two equal installments on May 5, 2000 and 2001. Mr. Christian loaned the proceeds of his loan to Surtsey, to finance the purchase of the assets of television station KVCT, Victoria, Texas. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We operate KVCT under the terms of a TBA with Surtsey. Under the 16 year TBA, we paid Surtsey two lump sum payments of approximately $118,000 and $122,000 in 2001 and 2000, respectively. Additionally, we pay fees under the TBA of $3,000 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. During 2002 we prepaid $50,000 for future payments due under the TBA. In January 2003 we prepaid $25,000 for future payments due under the TBA. These amounts were repaid in full in March 2003.
Other Related Party Transactions
      A number of our radio and television stations have utilized the graphic design services of Surtsey, a multi-media company owned by Mr. Christian’s daughter. We have not utilized such services during 2004 and 2003. For the year ended December 31, 2002 we paid Surtsey $45,000 for such services which were primarily comprised of on-air graphics for news broadcasts for some of our television stations. Surtsey leases office space in a building owned by us, and paid us rent of approximately $33,000 during each of the years ended December 31, 2004, 2003 and 2002.
      On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2004 there was $1,061,000 outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. Under FIN 45 and FIN 46(R), all guarantees should be recorded at fair value. As a result, at December 31, 2004 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We pay fees under the agreements during 2004 and 2003 of $4,000 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station.

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
      Voting Rights. Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) in the election for directors, (ii) with respect to any “going private” transaction between the Company and the principal stockholder, and (iii) as otherwise provided by law.
      In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2004. Holders of Common Stock are not entitled to cumulative votes in the election of directors.
      The holders of the Common Stock vote as a single class with respect to any proposed “going private” transaction with the principal stockholder or an affiliate of the principal stockholder, with each share of each class of Common Stock entitled to one vote per share.
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
Leases
      We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2004 was $1,633,000 ($1,564,000 and $1,476,000 for the years ended

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2003 and 2002, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2004 (in thousands):

2005	$1,480
2006	1,155
2007	912
2008	743
2009	472
Thereafter	3,229

$7,991

Broadcast Program Rights
      We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2004 (in thousands):

2005	$491
2006	412
2007	293
2008	217
2009	80
Thereafter	117

$1,610
Amounts due within one year (included in accounts payable)	491

$1,119

Contingencies
      In 2003 in connection with our acquisition of an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 we entered into an agreement whereby we would pay the seller an additional $500,000 if within five years of closing if we obtain approval from the FCC for a city of license change.
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
      The Radio segment includes twenty-one markets, which includes all seventy-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
television stations and three low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2004:
Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

Depreciation and amortization	$5,337	$1,717	$198	$7,252

Total assets at December 31, 2004	$231,947	$31,277	$16,930	$280,154

Capital additions	$7,755	$3,064	$279	$11,098

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2003:
Net operating revenue	$109,065	$12,232	$—	$121,297
Station operating expense	74,914	11,169	—	86,083
Corporate general and administrative	—	—	6,649	6,649

Operating income (loss)	$34,151	$1,063	$(6,649)	$28,565

Depreciation and amortization	$5,229	$1,574	$199	$7,002

Total assets at December 31, 2003	$215,135	$29,906	$17,302	$262,343

Capital additions	$4,403	$3,583	$132	$8,118

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2002:
Net operating revenue	$102,372	$12,410	$—	$114,782
Station operating expense	69,010	10,672	—	79,682
Corporate general and administrative	—	—	6,223	6,223

Operating income (loss)	$33,362	$1,738	$(6,223)	$28,877

Depreciation and amortization	$4,876	$1,456	$201	$6,533

Total assets at December 31, 2002	$188,940	$26,167	$11,215	$226,322

Capital additions	$6,114	$1,331	$114	$7,559

15.	Subsequent Events
      On January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,470,000 including

Saga Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
approximately $2,000,000 of our Class A common stock. We financed this transaction through funds generated from additional borrowings of approximately $19,750,000 under our Credit Agreement.
      Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market for approximately $2,000,000. We have provided programming to this station under a Time Brokerage Agreement since November 1, 2002.
      Effective January 1, 2005 we acquired a low power television station (KMOL-LP) serving Victoria, Texas market for approximately $200,000.

16.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,

	2004	2003	2004	2003	2004	2003	2004	2003

			(In thousands, except per share data)
Net operating revenue	$29,173	$26,141	$35,127	$31,790	$34,262	$30,433	$36,082	$32,933
Station operating expenses	22,185	20,572	23,733	22,239	24,006	20,470	24,990	22,802
Corporate general and administrative	1,732	1,295	2,279	1,945	1,927	1,844	2,405	1,565

Operating income	5,256	4,274	9,115	7,606	8,329	8,119	8,687	8,566
Other expenses:
Interest expense	1,095	1,535	1,085	1,157	1,036	1,081	1,306	1,006
Other	8	(8)	65	(357)	210	1,215	(251)	281

Income before income tax	4,153	2,747	7,965	6,806	7,083	5,823	7,632	7,279
Income tax provision	1,622	1,098	3,104	2,577	2,765	2,356	3,500	2,740

Net income	$2,531	$1,649	$4,861	$4,229	$4,318	$3,467	$4,132	$4,539

Basic earnings per share	$.12	$.08	$.23	$.20	$.21	$.17	$.20	$.22

Weighted average common shares	20,809	20,805	20,816	20,815	20,750	20,810	20,635	20,839

Diluted earnings per share	$.12	$.08	$.23	$.20	$.20	$.16	$.20	$.21

Weighted average common and common equivalent shares	21,281	21,264	21,285	21,354	21,116	21,292	20,983	21,293

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian

Edward K. Christian
President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke Brown Clarke Brown	Director

/s/ Jonathan Firestone Jonathan Firestone	Director

/s/ Robert J. Maccini Robert J. Maccini	Director

/s/ Gary Stevens Gary Stevens	Director

EXHIBIT INDEX

Exhibit No.			Description

3	(a)	10	Second Restated Certificate of Incorporation, restated as of December 12, 2003.

3	(b)	11	Bylaws, as amended March 12, 2004.

4	(a)	1	Plan of Reorganization.

4	(b)	6	Credit Agreement dated as of March 28, 2001 between the Company and Fleet National Bank, as Agent for the lenders and The Bank of New York, as syndication agent.

4	(c)	9	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.

10	(a)	7	Employment Agreement of Edward K. Christian dated as of April 1, 2002. †

10	(b)	3	Saga Communications, Inc. 1992 Stock Option Plan, as amended. †

10	(c)	1	Summary of Executive Insured Medical Reimbursement Plan. †

10	(d)	2	Saga Communications, Inc. 1997 Non-Employee Director Stock Option Plan. †

10	(d)(1)	12	Form of Stock Option Agreement for Participants in the Saga Communications, Inc 1997 Non-Employee Director Stock Option Plan. †

10	(e)(1)	1	Promissory Note of Edward K. Christian dated December 10, 1992.

10	(e)(2)	4	Amendment to Promissory Note of Edward K. Christian dated December 8, 1998.

10	(e)(3)	5	Loan Agreement and Promissory Note of Edward K. Christian dated May 5, 1999.

10	(f)	8	Saga Communications, Inc. 2003 Employee Stock Option Plan. †

21		11	Subsidiaries.

23.1		*	Consent of Ernst & Young LLP.

31.1		*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Denotes executive compensation plan or arrangement.

*	Filed herewith.
1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.
2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.
3	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 incorporated by reference herein.
4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1998 incorporated by reference herein.
5	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1999 incorporated by reference herein.
6	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2000 incorporated by reference herein.
7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein.
8	Exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-107686) incorporated by reference herein.
9	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein.

10	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) incorporated by reference herein.
11	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein.
12	Exhibit filed with the Company’s Form 8-K dated January 31, 2005 and incorporated by reference herein.