Form 10-Q
period 2005-03-31
SAGA COMMUNICATIONS INC
filed 2005-05-10
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐.
      The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of April 29, 2005 was 18,031,225 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,661	$9,113
Accounts receivable, net	21,830	23,692
Prepaid expenses and other current assets	4,916	4,819

Total current assets	34,407	37,624
Property and equipment	139,849	133,493
Less accumulated depreciation	68,581	67,129

Net property and equipment	71,268	66,364
Other assets:
Broadcast licenses, net	142,665	130,110
Goodwill, net	45,528	37,133
Other intangibles, deferred costs and investments, net	8,375	8,923

Total other assets	196,568	176,166

	$302,243	$280,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,035	$2,128
Payroll and payroll taxes	6,324	7,066
Other	5,961	4,971
Barter transactions	1,884	1,681
Current portion of long-term debt	1,061	—

Total current liabilities	17,265	15,846
Deferred income taxes	23,672	23,083
Long-term debt	139,850	121,161
Other	2,791	2,839
Stockholders’ equity:
Common stock	211	211
Additional paid-in capital	48,227	48,387
Retained earnings	80,284	78,119
Accumulated other comprehensive income	66	60
Treasury stock	(10,123)	(9,552)

Total stockholders’ equity	118,665	117,225

	$302,243	$280,154

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Net operating revenue	$31,830	$29,173
Station operating expenses	24,698	22,185
Corporate general and administrative	1,778	1,732

Operating income	5,354	5,256
Other expenses, net:
Interest expense	1,623	1,095
Other	67	8

Income before income tax	3,664	4,153
Income tax provision	1,499	1,622

Net income	$2,165	$2,531

Earnings per share
Basic	$.10	$.12

Diluted	$.10	$.12

Weighted average common shares	20,631	20,809

Weighted average common and common equivalent shares	20,941	21,281

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Cash provided by operating activities	$7,656	$7,844
Cash flows from investing activities:
Acquisition of property and equipment	(4,267)	(2,531)
Proceeds from sale of assets	3	21
Increase in intangibles and other assets	(543)	(60)
Acquisition of stations and radio networks	(21,233)	(3,289)

Net cash used in investing activities	(26,040)	(5,859)
Cash flows from financing activities:
Proceeds from long-term debt	19,750	—
Payments on long-term debt	—	(27)
Purchase of shares held in treasury	(2,818)	(419)
Net proceeds from exercise of stock options	—	36

Net cash provided by (used in) financing activities	16,932	(410)
Net (decrease) increase in cash and cash equivalents	(1,452)	1,575
Cash and cash equivalents, beginning of period	9,113	11,766

Cash and cash equivalents, end of period	$7,661	$13,341

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
      In our opinion, the accompanying financial statements include all adjustments of normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Income Taxes
      Our effective tax rate is higher than the federal statutory rate as a result of certain non-deductible depreciation and amortization expenses and the inclusion of state taxes in the income tax amount.

Time Brokerage Agreements
      We have entered into Time Brokerage Agreements (“TBAs”) in certain markets. In a typical TBA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s under SFAS 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBAs are included in the accompanying Condensed Consolidated Statements of Income.

Stock–Based Compensation
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

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three months
	Ended March 31,

	2005	2004

	(In thousands,
	except per share
	data)
Net income, as reported	$2,165	$2,531
Add back: stock based compensation cost, net of tax	16	13
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(467)	(514)

Pro forma net income	$1,714	$2,030

Pro forma earnings per share:
Basic	$.08	$.10

Diluted	$.08	$.10

      The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004: risk-free interest rate of 3.7% and 3.4%; a dividend yield of 0%; expected volatility of 31.1% and 32.2%; and a weighted average expected life of the options of 7 years, respectively.

2.	Recent Accounting Pronouncements
      On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which significantly changes the accounting for all share-based payments to employees, including grants of employee stock options, restricted share plans, performance based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) will require us to recognize in our financial statements compensation expense relating to share-based payment transactions using a fair-value based measurement method. SFAS 123(R) replaces SFAS 123 and supersedes APB 25 and is effective for fiscal periods beginning after December 15, 2005. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position.
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

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

3.	Intangible Assets and Goodwill
      Under SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual, or more frequent if impairment indicators arise, impairment tests.
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
      The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2005:

	Common Stock
	Issued

	Class A	Class B

	(Shares in
	thousands)
Balance, January 1, 2004	18,592	2,360
Exercised options	107	—

Balance, December 31, 2004	18,699	2,360
Exercised options	—	—

Balance, March 31, 2005	18,699	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $20,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2005, we have repurchased 1,159,564 shares of our Class A Common Stock for approximately $18,000,000. The Board of Directors has authorized several increases to the Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three months
	Ended March 31,

	2005	2004

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$2,165	$2,531
Accumulated other comprehensive income:
Change in market value of securities, net of tax	6	7

Total comprehensive income	$2,171	$2,538

Accumulated other comprehensive income consists of marketable securities as follows (in thousands):
Balance at January 1, 2004		$29
Change in market value of securities, net of $19 taxes		31

Balance at December 31, 2004		60
Change in market value of securities, net of $4 taxes		6

Balance at March 31, 2005		$66

6.	Acquisitions and Dispositions
      We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. This activity is part of our strategy to be the leading broadcaster in the markets where we own properties. The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill.

Pending Acquisitions
      On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market, for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the second quarter of 2005.
      On January 21, 2004, we entered into an agreement to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-TBA. This transaction is subject to the approval of the FCC and has been contested; however, we expect to get approval and close on the acquisition during the third quarter of 2005.

2005 Acquisitions
      Effective January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,490,000, including approximately $1,986,000 of our Class A common stock. We financed this transaction through funds generated from additional borrowings of approximately $19,750,000 under our Credit Agreement.

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED
      Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market for approximately $2,192,000. We have provided programming to this station under a TBA since November 1, 2002.
      Effective January 1, 2005 we acquired a low power television station (KMOL-LP) serving Victoria, Texas market for approximately $218,000.

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
      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.

Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions
      The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2005 and 2004 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued restricted stock of approximately $1,986,000.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions

	Acquisitions in

	2005	2004

	(In thousands)
Assets Acquired:
Current assets	$694	$650
Property and equipment	2,538	848
Other assets:
Broadcast licenses-Radio segment	12,555	6,453
Goodwill-Radio segment	8,396	6,294
Other intangibles, deferred costs and investments	981	114

Total other assets	21,932	12,861

Total assets acquired	25,164	14,359

Liabilities Assumed:
Current liabilities	264	748

Total liabilities assumed	264	748

Net assets acquired	$24,900	$13,611

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
      The following unaudited pro forma results of our operations for the three months ended March 31, 2005 and 2004 assume the 2005 and 2004 acquisitions occurred as of January 1, 2004. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
Consolidated Results of Operations:
Net operating revenue	$31,830	$31,003
Station operating expense	24,698	23,741
Corporate general and administrative	1,778	1,732

Operating income	5,354	5,530
Interest expense	1,623	1,296
Other	67	8
Income taxes	1,499	1,656

Net income	$2,165	$2,570

Basic earnings per share	$.10	$.12

Diluted earnings per share	$.10	$.12

	Three months Ended
	March 31,

	2005	2004

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$28,372	$27,849
Station operating expense	21,409	20,705

Operating income	$6,963	$7,144

	Three months
	Ended March 31,

	2005	2004

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,458	$3,154
Station operating expense	3,289	3,036

Operating income	$169	$118

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended March 31, 2005:
Net operating revenue	$28,372	$3,458	$—	$31,830
Station operating expense	21,409	3,289	—	24,698
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,963	$169	$(1,778)	$5,354

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended March 31, 2004:
Net operating revenue	$27,849	$3,154	—	$31,003
Station operating expense	20,705	3,036	—	23,741
Corporate general and administrative	—	—	$1,732	1,732

Operating income (loss)	$7,144	$118	$(1,732)	$5,530

7.	Segment Information
      We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.
      The Radio segment includes twenty-two broadcast markets, which includes all eighty-two of our radio stations and five radio information networks. The Television segment includes three broadcast markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended March 31, 2005:
Net operating revenue	$28,372	$3,458	$—	$31,830
Station operating expense	21,409	3,289	—	24,698
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,963	$169	$(1,778)	$5,354

Depreciation and amortization	$1,653	$442	$50	$2,145

Total assets	$255,888	$32,442	$13,913	$302,243

SAGA COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED

			Corporate
	Radio	Television	and Other	Consolidated

Three Months Ended March 31, 2004:
Net operating revenue	$26,019	$3,154	$—	$29,173
Station operating expense	19,149	3,036	—	22,185
Corporate general and administrative	—	—	1,732	1,732

Operating income (loss)	$6,870	$118	$(1,732)	$5,256

Depreciation and amortization	$1,252	$415	$49	$1,716

Total assets	$217,202	$30,169	$18,464	$265,835

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are, therefore reflected only in our discussion of consolidated results.
      Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-two markets, which includes all eighty-two of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations.
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
Radio Segment
      In our radio segment our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.
      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2005 and 2004, approximately 85% and 84%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which includes the first quarter of each year.
      Our net operating revenue, and the resulting station operating expenses, and operating income varies from market to market based upon the related market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.
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
      Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the three month periods ended March 31, 2005 and 2004 and the years ended December 31, 2004 and 2003, these markets when combined, represented approximately 85%, 86%, 73% and 81% respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. We anticipate that this decline is temporary in nature. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income For the		Operating
	Three months		Income For the
	Ended		Years Ended
	March 31,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	15%	15%	12%	17%
Manchester, New Hampshire	17%	20%	14%	15%
Milwaukee, Wisconsin	39%	36%	32%	32%
Norfolk, Virginia	14%	15%	15%	17%
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
      During the three month periods ended March 31, 2005 and 2004 and the years ended December 31, 2004 and 2003, the radio stations in our four largest markets when combined, represented approximately 53%, 56%, 52% and 58%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Station		Station
	Operating		Operating
	Income(*) For		Income(*) For
	the Three		the Years
	Months Ended		Ended
	March 31,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	10%	10%	9%	12%
Manchester, New Hampshire	10%	13%	10%	11%
Milwaukee, Wisconsin	24%	23%	22%	23%
Norfolk, Virginia	9%	10%	11%	12%

*	Operating income plus corporate general and administrative, depreciation and amortization
Television Segment
      In our television segment, our primary source of revenue is from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations is limited by certain network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television broadcasting segment local market managers only determine the number of advertisements to be broadcast hourly in locally produced programs which are comprised mainly of news programming and the occasional locally produced sports or information show.
      Our net operating revenue, and the resulting station operating expenses, and operating income vary from market to market based upon the related market’s rank or size which is based upon population, the available television advertising revenue in that particular market, and the popularity of programming being broadcast.
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
      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2005 and 2004, approximately 80% and 78%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Results of Operations
      The following tables summarize our results of operations for the three months ended March 31, 2005 and 2004.
Consolidated Results of Operations

	Three Months Ended
	March 31,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$31,830	$29,173	$2,657	9.1%
Station operating expense	24,698	22,185	2,513	11.3%
Corporate G&A	1,778	1,732	46	2.7%

Operating income	5,354	5,256	98	1.9%
Interest expense	1,623	1,095	528	48.2%
Other expense	67	8	59	737.5%
Income taxes	1,499	1,622	(123)	(7.6)%

Net income	$2,165	$2,531	$(366)	(14.5)%

Earnings per share (basic and diluted)	$.10	$.12	$(0.02)	(16.7)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$28,372	$26,019	$2,353	9.0%
Station operating expense	21,409	19,149	2,260	11.8%

Operating income	$6,963	$6,870	$93	1.4%

Television Broadcasting Segment

	Three Months Ended
	March 31,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$3,458	$3,154	$304	9.6%
Station operating expense	3,289	3,036	253	8.3%

Operating income	$169	$118	$51	43.2%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended March 31, 2005:
Net operating revenue	$28,372	$3,458	$—	$31,830
Station operating expense	21,409	3,289	—	24,698
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,963	$169	$(1,778)	$5,354

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended March 31, 2004:
Net operating revenue	$26,019	$3,154	$—	$29,173
Station operating expense	19,149	3,036	—	22,185
Corporate general and administrative	—	—	1,732	1,732

Operating income (loss)	$6,870	$118	$(1,732)	$5,256

Consolidated
      For the three months ended March 31, 2005, consolidated net operating revenue was $31,830,000 compared with $29,173,000 for the three months ended March 31, 2004, an increase of $2,657,000 or 9%. Approximately $1,816,000, or 68% of the increase was attributable to revenue generated by radio stations that we did not own or operate for the comparable period in 2004. The balance of net operating revenue of approximately $841,000 was attributable to stations we owned and operated for the entire comparable period (“same station”), representing a 3% increase in same station net operating revenue. The majority of the improvement in same station revenue was primarily attributable to same station local revenue increases of approximately 5%, while our same station national revenue increase was approximately 1%.

      Station operating expense increased by $2,513,000 or 11% to $24,698,000 for the three months ended March 31, 2005, compared with $22,185,000 for the three months ended March 31, 2004. Of the total increase, approximately $1,794,000 or 71% was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2004. The remaining balance of the increase in station operating expense of $719,000 represents a total increase in station operating expense for radio and television of 3% on a same station basis, which is primarily as a result of an increase in selling and commission expenses directly attributed to the increase in revenue, and an increase of 15% in health care costs, which we anticipate to continue in the future.
      Operating income for the three months ended March 31, 2005 was $5,354,000 compared to $5,256,000 for the three months ended March 31, 2004, an increase of approximately $98,000 or 2%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense, an $86,000 or 5% increase in depreciation and amortization expense, and a $46,000 or 3% increase in corporate general and administrative charges.
      We generated net income of approximately $2,165,000 ($.10 per share on a fully diluted basis) during the three months ended March 31, 2005, compared with $2,531,000 ($.12 per share on a fully diluted basis) for the three months ended March 31, 2004, a decrease of approximately $366,000 or 15%. The decrease was the result of a $528,000 increase in interest expense and $59,000 increase in other expense, offset by the increase in operating income discussed above, and $123,000 decrease in income tax expense. The increase in interest expense was attributable to a $192,000 increase in interest related to additional borrowings with the remaining increase attributable to an overall increase in interest rates under our Credit Agreement. The decrease in income tax expense was directly attributable to operating performance.

Radio Segment
      For the three months ended March 31, 2005, net operating revenue of the radio segment was $28,372,000 compared with $26,019,000 for the three months ended March 31, 2004, an increase of $2,353,000 or 9%. Approximately $1,816,000 or 77% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 2% or approximately $537,000. The majority of the improvement in same station revenue was attributable to increase in same station local revenue increases of approximately 4%, while our same station national revenue increased by approximately 1%.
      Station operating expense in the radio segment increased by $2,260,000 or 12% to $21,409,000 for the three months ended March 31, 2005, compared with $19,149,000 for the three months ended March 31, 2004. Approximately $1,794,000 or 79% of the increase was attributable to station and networks that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $466,000 or 2% on a same station basis, which was primarily attributable to the increase in net operating revenue.
      Operating income in the radio segment for the three months ended March 31, 2005 was $6,963,000 compared to $6,870,000 for the three months ended March 31, 2004, an increase of approximately $93,000 or 1%. The increase was the result of the increase in net operating revenue offset by the increase in station operating expense.

Television Segment
      For the three months ended March 31, 2005, net operating revenue of our television segment was $3,458,000 compared with $3,154,000 for the three months ended March 31, 2004, an increase of $304,000 or 10%. The majority of the improvement in net operating revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.

      Station operating expense in the television segment increased by $253,000 or 8% to $3,289,000 for the three months ended March 31, 2005, compared with $3,036,000 for the three months ended March 31, 2004. The increase is primarily attributable to increase in net operating revenue.
      Operating income in the television segment for the three months ended March 31, 2005 was $169,000 compared to $118,000 for the three months ended March 31, 2004, an increase of approximately $51,000 or 43%. The increase was the result of the increase in net operating revenue offset by the increase in station operating expense.
Outlook
      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.
      Based on economic and market conditions as of May 3, 2005, for the year ending December 31, 2005 we anticipate a 3% to 5% increase in net operating revenue.
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
      For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2004.
Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements
      As of March 31, 2005, we had $140,911,000 of long-term debt (including the current portion thereof) outstanding and approximately $60,000,000 of unused borrowing capacity under our Credit Agreement. In April 2005 we borrowed an additional $3,000,000 under our Credit Agreement for general operational purposes.
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
      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2005) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash
      During the three months ended March 31, 2005 and 2004, we had net cash flows from operating activities of $7,656,000 and $7,844,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
      The following 2005 acquisitions were financed through funds generated from operations, $19,750,000 of additional borrowings under our Credit Agreement and the re-issuance of approximately $1,986,000 of our Class A Common Stock from treasury:

•	Effective January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,490,000 including approximately $1,986,000 of our Class A common stock. We financed this transaction through funds generated from operations and additional borrowings of approximately $19,750,000 under our Credit Agreement.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market for approximately $2,192,000. We have provided programming to this station under a TBA since November 1, 2002.

•	Effective January 1, 2005 we acquired a low power television station (KMOL-LP) serving Victoria, Texas market for approximately $218,000.
      In addition, the following transactions were either pending at March 31, 2005 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On May 20, 2004, we entered into an agreement to acquire two FM and two AM radio stations (WQNY-FM, WYXL-FM, WTKO-AM and WHCU-AM) serving the Ithaca, New York market, for approximately $13,250,000. This transaction, subject to the approval of the FCC, is expected to close during the second quarter of 2005.

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested, however, we expect to get approval and close on the acquisition during the third quarter of 2005.

      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.
      In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2005, we have repurchased 1,159,564 shares of our Class A Common Stock for approximately $18,000,000. During the three months ended March 31, 2005 we repurchased 175,200 shares for approximately $2,818,000. For more information on our stock repurchases during the first quarter of 2005, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below.
      We anticipate that any future acquisitions of radio and television stations and purchases of Class A Common Stock under the Stock Buy-Back Program will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, it at all.
      Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2005 were approximately $4,267,000 ($2,531,000 in 2004). We anticipate capital expenditures exclusive of acquisitions in 2005 to be approximately $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments
      We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments” in our annual report on Form 10-K for the year ended December 31, 2004.
      There have been no material changes to such contracts/commitments during the three months ended March 31, 2005. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There has been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004.

Inflation
      The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2004 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2005. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (a)

January 1 — January 31, 2005	0	0	0	$4,795,144
February 1 — February 28, 2005	0	0	0	$4,795,144
March 1 — March 31, 2005	175,200	$16.087	175,200	$1,976,787

Total	175,200

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.
      On January 5, 2005 we issued a total of 116,686 shares of our Class A Common Stock to Eure Communications, Inc. in connection with our acquisition of one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for a total aggregate cash and stock consideration of approximately $22,490,000. The shares of Class A Common were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

SAGA COMMUNICATIONS, INC.

Date: May 6, 2005	/s/ Samuel D. Bush Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: May 6, 2005	/s/ Catherine A. Bobinski Catherine A. Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.