Form 10-Q
period 2005-06-30
SAGA COMMUNICATIONS INC
filed 2005-08-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

or

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
      The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of July 29, 2005 was 18,093,079 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,050	$9,113
Accounts receivable, net	28,026	23,692
Prepaid expenses and other current assets	5,837	4,819

Total current assets	38,913	37,624
Property and equipment	140,872	133,493
Less accumulated depreciation	67,571	67,129

Net property and equipment	73,301	66,364
Other assets:
Broadcast licenses, net	149,024	130,110
Goodwill, net	49,563	37,133
Other intangibles, deferred costs and investments, net	7,067	8,923

Total other assets	205,654	176,166

	$317,868	$280,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241	$2,128
Accrued payroll and payroll taxes	6,776	7,066
Other accrued expenses	4,087	4,971
Barter transactions	2,075	1,681
Current portion of long-term debt	1,061	—

Total current liabilities	15,240	15,846
Deferred income taxes	24,676	23,083
Long-term debt	154,850	121,161
Other	2,880	2,839
Stockholders’ equity:
Common stock	212	211
Additional paid-in capital	48,604	48,387
Retained earnings	83,356	78,119
Accumulated other comprehensive income	—	60
Treasury stock	(11,146)	(9,552)
Unearned compensation on restricted stock	(804)	—

Total stockholders’ equity	120,222	117,225

	$317,868	$280,154

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net operating revenue	$37,554	$35,127	$69,384	$64,300
Station operating expense	26,656	23,733	51,354	45,918
Corporate general and administrative	2,348	2,279	4,126	4,011

Operating income	8,550	9,115	13,904	14,371
Other expense, net:
Interest expense	1,806	1,085	3,429	2,180
Other	1,471	65	1,538	73

Income before income tax	5,273	7,965	8,937	12,118
Income tax provision	2,201	3,104	3,700	4,726

Net income	$3,072	$4,861	$5,237	$7,392

Earnings per share:
Basic	$.15	$.23	$.26	$.36

Diluted	$.15	$.23	$.25	$.35

Weighted average common shares	20,388	20,816	20,508	20,813

Weighted average common and common equivalent shares	20,596	21,285	20,771	21,283

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Cash provided by operating activities	$9,767	$12,100
Cash flows from investing activities:
Acquisition of property and equipment	(7,388)	(4,263)
Proceeds from sale of assets	233	70
Increase in intangibles and other assets	(2,619)	(3,918)
Acquisition of stations and radio networks	(31,575)	(10,317)

Net cash used in investing activities	(41,349)	(18,428)
Cash flows from financing activities:
Proceeds from long-term debt	34,750	—
Payments on long-term debt	—	(44)
Purchase of shares held in treasury	(7,433)	(2,428)
Net proceeds from exercise of stock options	202	806

Net cash provided by (used in) financing activities	27,519	(1,666)
Net decrease in cash and cash equivalents	(4,063)	(7,994)
Cash and cash equivalents, beginning of period	9,113	11,766

Cash and cash equivalents, end of period	$5,050	$3,772

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
      In our opinion, the accompanying financial statements include all adjustments of normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      For further information, refer to the consolidated financial statements and notes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Income Taxes
      Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income, as reported	$3,072	$4,861	$5,237	$7,392
Add back: stock based compensation cost, net of tax	15	13	31	26
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(457)	(503)	(924)	(1,017)

Pro forma net income	$2,630	$4,371	$4,344	$6,401

Pro forma earnings per share:
Basic	$.13	$.21	$.21	$.31

Diluted	$.13	$.21	$.21	$.30

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2005 and 2004: risk-free interest rate of 4.0% and 3.7%; a dividend yield of 0%; expected volatility of 30.1% and 31.1%; and a weighted average expected life of the options of 7 years, respectively.

2.	Recent Accounting Pronouncements
      On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this pronouncement to have a material impact, if any, on our results of operations and financial position.
      On December 16, 2004 the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), which significantly changes the accounting for all share-based payments to employees, including grants of employee stock options, restricted share plans, performance based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) will require us to recognize in our financial statements compensation expense relating to share-based payment transactions using a fair-value based measurement method. SFAS 123(R) replaces SFAS 123 and supersedes APB 25 and is effective for fiscal periods beginning after December 31, 2005. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

4.	Common Stock and Treasury Stock
      The following summarizes information relating to the number of shares of our common stock involved in stock transactions through June 30, 2005:

	Common Stock
	Issued

	Class A	Class B

	(Shares in
	thousands)
Balance, January 1, 2004	18,592	2,360
Exercised options	107	—

Balance, December 31, 2004	18,699	2,360
Exercised options	35	—
Issuance of restricted stock	61	—

Balance, June 30, 2005	18,795	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2005, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$3,072	$4,861	$5,237	$7,392
Accumulated other comprehensive income (loss):
Change in market value of securities, net of tax	(4)	4	2	11
Gain realized on sale of securities, net of tax	(62)	—	(62)	—

Total comprehensive income	$3,006	$4,865	$5,177	$7,403

Accumulated comprehensive income consists of marketable securities as follows (in thousands):
Balance at January 1, 2004				$29
Change in market value of securities, net of $19 taxes				31

Balance at December 31, 2004				60
Change in market value of securities, net of $1 taxes				2
Gain realized on the sale of securities, net of $35 taxes				(62)

Balance at June 30, 2005				$—

6.	Acquisitions and Dispositions
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

Pending Acquisitions and Dispositions
      On January 21, 2004, we entered into an agreement to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.

2005 Acquisitions
      Effective June 1, 2005, we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market, for approximately $13,600,000, including approximately $2,602,000 of our Class A common stock. We financed this transaction through funds generated from operations and additional borrowings of approximately $11,000,000 under our Credit Agreement.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market for approximately $2,192,000. We have provided programming to this station under a TBA since November 1, 2002.
      Effective January 1, 2005 we acquired a low power television station (KMOL-LP) serving Victoria, Texas market for approximately $268,000.

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
      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.

Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions:
      The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2005 and 2004 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued restricted stock of approximately $4,588,000.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions

	Acquisitions in

	2005	2004

	(In thousands)
Assets Acquired:
Current assets	$2,541	$650
Property and equipment	4,862	848
Other assets:
Broadcast licenses-Radio segment	18,915	6,453
Goodwill-Radio segment	12,430	6,294
Other intangibles, deferred costs and investments	117	114

Total other assets	31,462	12,861

Total assets acquired	38,865	14,359

Liabilities Assumed:
Current liabilities	2,702	748

Total liabilities assumed	2,702	748

Net assets acquired	$36,163	$13,611

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
      The following unaudited pro forma results of our operations for the three and six months ended June 30, 2005 and 2004 assume the 2005 and 2004 acquisitions occurred as of January 1, 2004. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Consolidated Results of Operations
Net operating revenue	$38,000	$37,022	$70,397	$68,627
Station operating expense	27,030	25,401	52,311	49,709
Corporate general and administrative	2,348	2,279	4,126	4,011

Operating income	8,622	9,342	13,960	14,907
Interest expense	1,894	1,418	3,649	2,846
Other expense, net	1,466	57	1,523	56
Income taxes	2,196	3,067	3,643	4,690

Net income	$3,066	$4,800	$5,145	$7,315

Basic earnings per share	$.15	$.23	$.25	$.35

Diluted earnings per share	$.15	$.22	$.25	$.34

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$34,051	$33,257	$62,990	$61,708
Station operating expense	23,690	22,137	45,682	43,409

Operating income	$10,361	$11,120	$17,308	$18,299

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,949	$3,765	$7,407	$6,919
Station operating expense	3,340	3,264	6,629	6,300

Operating income	$609	$501	$778	$619

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2005:
Net operating revenue	$34,051	$3,949	$—	$38,000
Station operating expense	23,690	3,340	—	27,030
Corporate general and administrative	—	—	$2,348	2,348

Operating income (loss)	$10,361	$609	$(2,348)	$8,622

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2004:
Net operating revenue	$33,257	$3,765	$—	$37,022
Station operating expense	22,137	3,264	—	25,401
Corporate general and administrative	—	—	$2,279	2,279

Operating income (loss)	$11,120	$501	$(2,279)	$9,342

			Corporate
	Radio	Television	and Other	Consolidated

		(In thousands)
Six Months Ended June 30, 2005:
Net operating revenue	$62,990	$7,407	$—	$70,397
Station operating expense	45,682	6,629	—	52,311
Corporate general and administrative	—	—	$4,126	4,126

Operating income (loss)	$17,308	$778	$(4,126)	$13,960

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Six Months Ended June 30, 2004:
Net operating revenue	$61,708	$6,919	$—	$68,627
Station operating expense	43,409	6,300	—	49,709
Corporate general and administrative	—	—	$4,011	4,011

Operating income (loss)	$18,299	$619	$(4,011)	$14,907

7.	Segment Information
      We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.
      The Radio segment includes twenty-three markets, which includes all eighty-six of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenue from the sale of commercial broadcast inventory. The category “Corporate and Other” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2005:
Net operating revenue	$33,605	$3,949	$—	$37,554
Station operating expense	23,316	3,340	—	26,656
Corporate general and administrative	—	—	$2,348	2,348

Operating income (loss)	$10,289	$609	$(2,348)	$8,550

Depreciation and amortization	$1,716	$422	$49	$2,187

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2004:
Net operating revenue	$31,362	$3,765	$—	$35,127
Station operating expense	20,469	3,264	—	23,733
Corporate general and administrative	—	—	$2,279	2,279

Operating income (loss)	$10,893	$501	$(2,279)	$9,115

Depreciation and amortization	$1,300	$426	$50	$1,776

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Six Months Ended June 30, 2005:
Net operating revenue	$61,977	$7,407	$—	$69,384
Station operating expense	44,725	6,629	—	51,354
Corporate general and administrative	—	—	$4,126	4,126

Operating income (loss)	$17,252	$778	$(4,126)	$13,904

Depreciation and amortization	$3,369	$864	$99	$4,332

Total assets	$273,166	$31,533	$13,169	$317,868

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Six Months Ended June 30, 2004:
Net operating revenue	$57,381	$6,919	$—	$64,300
Station operating expense	39,618	6,300	—	45,918
Corporate general and administrative	—	—	$4,011	4,011

Operating income (loss)	$17,763	$619	$(4,011)	$14,371

Depreciation and amortization	2,552	841	99	3,492

Total assets	$227,005	$30,058	$13,855	$270,918

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
      Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all eighty-six of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations.
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
      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2005 and 2004, approximately 85% and 84%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.
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
      Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the six month periods ended June 30, 2005 and 2004 and the years ended December 31, 2004 and 2003, these markets when combined, represented approximately 77%, 77%, 73% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Our stations in the Columbus, Milwaukee and Norfolk markets have been recently subjected to increased format competition. In addition, although the financial results of our Portland, Maine stations have not historically represented 15% or more of our consolidated operating income, the Portland market has also been impacted by the increased format competition. To date this format competition has not materially impacted the Milwaukee or Columbus market’s financial performance. Net revenue in our Norfolk and Portland markets combined decreased approximately 15% and 12% compared to the three and six months ended June 30, 2004, respectively while operating income in these markets decreased approximately $837,000 and $1,066,000 compared to the three and six months ended June 30, 2004, respectively. We believe that the financial impact on these markets will not be long term as rating data indicates that the impacted stations are beginning to return to previous levels of audience share. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income For the		Operating
	Six Months		Income For the
	Ended		Years Ended
	June 30,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	14%	13%	12%	17%
Manchester, New Hampshire	14%	15%	14%	15%
Milwaukee, Wisconsin	36%	33%	32%	32%
Norfolk, Virginia	13%	16%	15%	17%

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
      During the six month periods ended June 30, 2005 and 2004 and the years ended December 31, 2004 and 2003, the radio stations in our four largest markets when combined, represented approximately 51%, 53%, 52% and 58%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Station		Station
	Operating		Operating
	Income For		Income For
	the Six(*)		the Years(*)
	Months Ended		Ended
	June 30,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	10%	9%	9%	12%
Manchester, New Hampshire	9%	10%	10%	11%
Milwaukee, Wisconsin	23%	23%	22%	23%
Norfolk, Virginia	9%	11%	11%	12%

*	Operating income plus corporate general and administrative, depreciation and amortization
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
      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2005 and 2004, approximately 80% and 78%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
      Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.
      The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses including news production and the cost of acquiring certain syndicated programming, solicitation of advertising, and promotion expenses.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Results of Operations
      The following tables summarize our results of operations for the three months ended June 30, 2005 and 2004.
Consolidated Results of Operations

	Three Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$37,554	$35,127	$2,427	6.9%
Station operating expense	26,656	23,733	2,923	12.3%
Corporate G&A	2,348	2,279	69	3.0%

Operating income	8,550	9,115	(565)	(6.2)%
Interest expense	1,806	1,085	721	66.5%
Other expense, net	1,471	65	1,406	N/M
Income taxes	2,201	3,104	(903)	(29.1)%

Net income	$3,072	$4,861	$(1,789)	(36.8)%

Earnings per share (basic and diluted)	$.15	$.23	$(.08)	(34.8)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$33,605	$31,362	$2,243	7.2%
Station operating expense	23,316	20,469	2,847	13.9%

Operating income	$10,289	$10,893	$(604)	(5.5)%

Television Broadcasting Segment

	Three Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$3,949	$3,765	$184	4.9%
Station operating expense	3,340	3,264	76	2.3%

Operating income	$609	$501	$108	21.6%

N/ M = Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2005:
Net operating revenue	$33,605	$3,949	$—	$37,554
Station operating expense	23,316	3,340	—	26,656
Corporate general and administrative	—	—	$2,348	2,348

Operating income (loss)	$10,289	$609	$(2,348)	$8,550

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended June 30, 2004:
Net operating revenue	$31,362	$3,765	$—	$35,127
Station operating expense	20,469	3,264	—	23,733
Corporate general and administrative	—	—	$2,279	2,279

Operating income (loss)	$10,893	$501	$(2,279)	$9,115

Consolidated
      For the three months ended June 30, 2005, consolidated net operating revenue was $37,554,000 compared with $35,127,000 for the three months ended June 30, 2004, an increase of $2,427,000 or 7%. Approximately $1,583,000 in our radio segment or 65% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2004. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station revenue”) increased by approximately 2% or approximately $844,000. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 4%, while our same station national revenue decrease was approximately 2%.
      Station operating expense increased by $2,923,000 or 12% to $26,656,000 for the three months ended June 30, 2005, compared with $23,733,000 for the three months ended June 30, 2004. Of the total increase, approximately $1,415,000 or 48% was the result of the operation of stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $1,508,000 or 6% on a same station basis which is primarily as a result of an increase in selling and commission expenses directly attributed to the increase in revenue, increases in programming expenses as a result of competitive pressures in several of our radio markets and an increase of approximately $500,000 or 77% in health costs. We anticipate the increases in selling and programming expenses to continue in the future. Because we are self insured, our health care claims fluctuate from quarter to quarter. Approximately $300,000 of the increase was attributable to these fluctuations and $200,000 was attributable to rising costs or a 20% increase in costs. We anticipate health care costs to continue to increase between 15% to 20% in the future.
      Operating income for the three months ended June 30, 2005 was $8,550,000 compared to $9,115,000 for the three months ended June 30, 2005, a decrease of approximately $565,000 or 6%. The decrease was the result of the increase in net operating revenue offset by the increase in station operating expense as discussed above and a $69,000 or 3% increase in corporate general and administrative charges.
      We generated net income of approximately $3,072,000 ($.15 per share on a fully diluted basis) during the three months ended June 30, 2005, compared with $4,861,000 ($.23 per share on a fully diluted basis) for the three months ended June 30, 2004, a decrease of approximately $1,789,000 or 37%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense of approximately $721,000 and a $1,406,000 increase in other expense, offset by a $903,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $232,000 and higher interest rates over the prior year of approximately $489,000. The increase in other expense was the principally the result of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversation in our Victoria, Texas market during the three months ended June 30, 2005. The decrease in income tax expense was directly attributable to the operating performance.

Radio Segment
      For the three months ended June 30, 2005, net operating revenue of the radio segment was $33,605,000 compared with $31,362,000 for the three months ended June 30, 2004, an increase of $2,243,000 or 7%. Approximately $1,583,000 or 71% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately 2% or approximately $660,000. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 3%, while our same station national revenue decrease was approximately 1%.
      Station operating expense in the radio segment increased by $2,847,000 or 14% to $23,316,000 for the three months ended June 30, 2005, compared with $20,469,000 for the three months ended June 30, 2004. Of the total increase, approximately $1,415,000 or 50% of the total increase in station operating expense was the result of the operation of radio stations that we did not own or operate for the comparable period in 2004. The remaining balance of the increase in station operating expense of $1,432,000 represents a total increased in station operating expense for radio stations of 7% on a same station basis, which is primarily as a result of an increase in selling and commission expenses directly attributed to the increase in revenue, increases in programming expenses as a result of competitive pressures in several of our radio markets and an increase of approximately $365,000 or 57% in health care costs, which we anticipate to continue in the future.
      Operating income in the radio segment for the three months ended June 30, 2005 was $10,289,000 compared to $10,893,000 for the three months ended June 30, 2004, a decrease of approximately $604,000 or 6%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment
      For the three months ended June 30, 2005, net operating revenue of our television segment was $3,949,000 compared with $3,765,000 for the three months ended June 30, 2004, an increase of $184,000 or 5%. The majority of the improvement in net operating revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.
      Station operating expense in the television segment increased by $76,000 or 2% to $3,340,000 for the three months ended June 30, 2005, compared with $3,264,000 for the three months ended June 30, 2004. The increase is primarily attributable to increase in net operating revenue.
      Operating income in the television segment for the three months ended June 30, 2005 was $609,000 compared to $501,000 for the three months ended June 30, 2004, an increase of approximately $108,000 or 22%. The increase was the result of the increase in net operating revenue offset by the increase in station operating expense.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      The following tables summarize our results of operations for the six months ended June 30, 2005 and 2004. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.
Consolidated Results of Operations

	Six Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$69,384	$64,300	$5,084	7.9%
Station operating expense	51,354	45,918	5,436	11.8%
Corporate G&A	4,126	4,011	115	2.9%

Operating income	13,904	14,371	(467)	(3.3)%
Interest expense	3,429	2,180	1,249	57.3%
Other expense, net	1,538	73	1,465	N/M
Income taxes	3,700	4,726	(1,026)	(21.7)%

Net income	$5,237	$7,392	$(2,155)	(29.2)%

Earnings per share:
Basic	$.26	$.36	$(.10)	(27.8)%

Diluted	$.25	$.35	$(.10)	(28.6)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$61,977	$57,381	$4,596	8.0%
Station operating expense	44,725	39,618	5,107	12.9%

Operating income	$17,252	$17,763	$(511)	(2.9)%

Television Broadcasting Segment

	Six Months Ended
	June 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$7,407	$6,919	$488	7.1%
Station operating expense	6,629	6,300	329	5.2%

Operating income	$778	$619	$159	25.7%

N/ M = Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Six Months Ended June 30, 2005:
Net operating revenue	$61,977	$7,407	$—	$69,384
Station operating expense	44,725	6,629	—	51,354
Corporate general and administrative	—	—	$4,126	4,126

Operating income (loss)	$17,252	$778	$(4,126)	$13,904

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Six Months Ended June 30, 2004:
Net operating revenue	$57,381	$6,919	$—	$64,300
Station operating expense	39,618	6,300	—	45,918
Corporate general and administrative	—	—	$4,011	4,011

Operating income (loss)	$17,763	$619	$(4,011)	$14,371

Consolidated
      For the six months ended June 30, 2005, consolidated net operating revenue was $69,384,000 compared with $64,300,000 for the six months ended June 30, 2004, an increase of $5,084,000 or 8%. Approximately $3,640,000 or 72% of the increase was attributable to revenue generated by radio stations that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period increased by approximately 2% or approximately $1,444,000 ($956,000 or 66% in our radio segment and $488,000 or 34% in our television segment). The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 4%, while our same station national revenue decreased by approximately 3%.
      Station operating expense increased by $5,436,000 or 12% to $51,354,000 for the six months ended June 30, 2005, compared with $45,918,000 for the six months ended June 30, 2004. Of the total increase, approximately $3,298,000 or 61% was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $2,138,000 or 5% on a same station basis, as a result of an increase in selling and commission expenses which was directly attributable to the increase in revenue, and increase in programming expenses as a result of competitive pressures in several of our radio markets and an increase of approximately 35% in health care costs. We anticipate the increase in selling and programming expenses to continue in the future. We anticipate increases in heath care costs of 15% to 20% in the future.

      Operating income for the six months ended June 30, 2005 was $13,904,000 compared to $14,371,000 for the six months ended June 30, 2004, a decrease of approximately $467,000 or 3%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense and an $115,000 or 3% increase in corporate general and administrative charges.
      We generated net income of approximately $5,237,000 ($.25 per share on a fully diluted basis) during the six months ended June 30, 2005, compared with $7,392,000 ($.35 per share on a fully diluted basis) for the six months ended June 30, 2004, a decrease of approximately $2,155,000 or 29%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense of approximately $1,249,000 and a $1,465,000 increase in other expense, offset by a $1,026,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $349,000 and higher interest rates over the prior year of approximately $900,000. The increase in other expense was the principally the result of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversation in our Victoria, Texas market. The decrease in income tax expense was directly attributable to the operating performance.
     Radio Segment
      For the six months ended June 30, 2005, net operating revenue in the radio segment was $61,977,000 compared with $57,381,000 for the six months ended June 30, 2004, an increase of $4,596,000 or 8%. Approximately $3,640,000 or 79% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately $956,000 or 2%. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 3%.
      Station operating expense in our radio segment increased by $5,107,000 or 13% to $44,725,000 for the six months ended June 30, 2005, compared with $39,618,000 for the six months ended June 30, 2004. Of the total increase, approximately $3,298,000 or 65% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $1,809,000 or 5% on a same station basis, which is primarily the result of an increase in selling and commission expenses directly attributed to the increase in revenue, increases in programming expenses as a result of competitive pressures in several of our radio markets and an increase of approximately $423,000 or 31% in health care costs. We anticipate the increases in selling and programming expenses to continue in the future. We anticipate increases in heath care costs of 15% to 20% in the future.
      Operating income in the radio segment for the six months ended June 30, 2005 was $17,252,000 compared to $17,763,000 for the six months ended June 30, 2004, a decrease of approximately $511,000 or 3%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense.
     Television Segment
      For the six months ended June 30, 2005, net operating revenue in the radio segment was $7,407,000 compared with $6,919,000 for the six months ended June 30, 2004, an increase of $488,000 or 7%. The increase in revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.
      Station operating expense in our television segment increased by $329,000 or 5% to $6,629,000 for the six months ended June 30, 2005, compared with $6,300,000 for the six months ended June 30, 2004. Station operating expense increased was attributable to increases in selling and commission expenses as a result of the increase in revenue.
      Operating income in the television segment for the six months ended June 30, 2005 was $778,000 compared to $619,000 for the six months ended June 30, 2004, an increase of approximately $159,000 or 26%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Outlook
      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements” below.
      Based on the economic and market conditions as of August 3, 2005, for the quarter ending September 30, 2005, we anticipate a 1% to 3% increase in net operating revenue.
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
Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements
      As of June 30, 2005, we had $154,850,000 of long-term debt outstanding and approximately $45,150,000 of unused borrowing capacity under our Credit Agreement.
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
      In May 2005 we amended the Credit Agreement to reduce the interest rate margin for LIBOR and the Agent bank’s base rate. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR plus 0.75% to 1.625% (1.375% to 2.0% as of June 30, 2004) or the Agent bank’s base rate plus 0% to 0.375% (0.125% to 0.75% as of June 30, 2004). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2005) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash
      During the six months ended June 30, 2005 and 2004, we had net cash flows from operating activities of $9,767,000 and $12,100,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
      The following 2005 acquisitions were financed through funds generated from operations, $30,750,000 of borrowings under our Credit Agreement and the re-issuance of approximately $4,588,000 of our Class A common stock from treasury:

•	Effective June 1, 2005, we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market, for approximately $13,600,000 including approximately $2,602,000 of our Class A common stock. We financed this transaction through funds generated from operations and additional borrowings of approximately $11,000,000 under our Credit Agreement.

•	Effective January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,490,000 including approximately $1,986,000 of our Class A common stock. We financed this transaction through funds generated from operations and additional borrowings of approximately $19,750,000 under our Credit Agreement.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market for approximately $2,192,000. We have provided programming to this station under a TBA since November 1, 2002.

•	Effective January 1, 2005 we acquired a low power television station (KMOL-LP) serving Victoria, Texas market for approximately $268,000.
      In addition, the following transaction was pending at June 30, 2005, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.
      We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.
      In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2005, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000. During the six months ended June 30, 2005 we repurchased 489,325 shares for approximately $7,433,000. For more information on our stock repurchases during the second quarter of 2005, see Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
      Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2005 were approximately $7,801,000 ($4,263,000 in 2004). We anticipate capital expenditures exclusive of acquisitions in 2005 to be approximately $10,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

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
      There have been no material changes to such contracts/commitments during the six months ended June 30, 2005. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There has been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004.

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
Item 4.     Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2005. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program (a)

April 1 — April 30, 2005	97,400	$15.946	97,400	$423,678
May 1 — May 31, 2005	176,925	$14.103	176,925	$7,928,549
June 1 — June 30, 2005	39,800	$14.242	39,800	$7,361,698

Total	314,125	$14.692

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.
      On June 1, 2005 we issued a total of 188,123 shares of our Class A Common Stock to Manley H. Thaler, Trustee. in connection with our acquisition of two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for a total aggregate cash and stock consideration of approximately $13,600,000. The shares of the Class A Common were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Stockholders was held on May 9, 2005.
      At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

(1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Withheld

Brian W. Brady*	15,920,518	703,256
Jonathan Firestone*	15,873,457	750,317
Edward K. Christian	33,347,230	6,880,244
Donald Alt	39,471,697	755,777
Gary Stevens	31,674,832	8,552,642
Robert Maccini	31,674,832	8,552,642
Clarke Brown	38,044,263	2,183,211

*	Elected by the holders of Class A Common Stock.

(2) The proposal to ratify the adoption by the Board of Directors of the 2005 Incentive Compensation Plan was approved with 32,475,574 votes cast for, 4,309,101 votes cast against, 2,061,664 abstentions and 1,381,135 broker non-votes.

(3) The proposal to re-approve the CEO Annual Incentive Plan was approved with 35,590,882 votes cast for, 3,253,328 votes cast against, 2,129 abstentions and 1,381,135 broker non-votes.

(4) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2005 was approved with 40,061,316 votes cast for, 166,146 votes cast against and 12 abstentions.

Item 6.	Exhibits

10(j)	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

10(k)	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

10(l)	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 9, 2005	/s/ Samuel D. Bush Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: August 9, 2005	/s/ Catherine A. Bobinski Catherine A. Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

10(j)*		Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

10(k)*		Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

10(l)*		Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc 2005 Incentive Compensation Plan

31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.