Form 10-Q
period 2005-09-30
SAGA COMMUNICATIONS INC
filed 2005-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2005 was 18,098,930 and 2,360,370, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)	(Note)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,444	$9,113
Accounts receivable, net	23,389	23,692
Prepaid expenses and other current assets	5,757	4,819

Total current assets	43,590	37,624
Property and equipment	140,757	133,493
Less accumulated depreciation	67,780	67,129

Net property and equipment	72,977	66,364
Other assets:
Broadcast licenses, net	149,024	130,110
Goodwill, net	49,565	37,133
Other intangibles, deferred costs and investments, net	7,391	8,923

Total other assets	205,980	176,166

	$322,547	$280,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$2,128
Accrued payroll and payroll taxes	6,104	7,066
Other accrued expenses	3,669	4,971
Barter transactions	2,192	1,681
Current portion of long-term debt	8,061	—

Total current liabilities	21,644	15,846
Deferred income taxes	26,187	23,083
Long-term debt, less current portion	147,850	121,161
Other	3,096	2,839
Stockholders’ equity:
Common stock	212	211
Additional paid-in capital	48,583	48,387
Retained earnings	86,796	78,119
Accumulated other comprehensive income	—	60
Treasury stock	(11,060)	(9,552)
Unearned compensation on restricted stock	(761)	—

Total stockholders’ equity	123,770	117,225

	$322,547	$280,154

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net operating revenue	$35,961	$34,262	$105,345	$98,562
Station operating expense	26,110	24,006	77,464	69,924
Corporate general and administrative	1,934	1,927	6,060	5,938

Operating income	7,917	8,329	21,821	22,700
Other expense, net:
Interest expense	2,082	1,036	5,511	3,216
Other (income) expense	(35)	210	1,503	283

Income before income tax	5,870	7,083	14,807	19,201
Income tax provision	2,430	2,765	6,130	7,491

Net income	$3,440	$4,318	$8,677	$11,710

Earnings per share:
Basic	$.17	$.21	$.42	$.56

Diluted	$.17	$.20	$.42	$.55

Weighted average common shares	20,453	20,750	20,489	20,792

Weighted average common and common equivalent shares	20,631	21,116	20,726	21,227

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Cash provided by operating activities	$19,012	$22,073
Cash flows from investing activities:
Acquisition of property and equipment	(9,054)	(8,249)
Proceeds from sale of assets	367	741
Increase in intangibles and other assets	(936)	(903)
Acquisition of stations and radio networks	(31,577)	(13,607)

Net cash used in investing activities	(41,200)	(22,018)
Cash flows from financing activities:
Proceeds from long-term debt	34,750	—
Payments on long-term debt	—	(45)
Purchase of shares held in treasury	(7,433)	(4,533)
Net proceeds from exercise of stock options	202	944

Net cash provided by (used in) financing activities	27,519	(3,634)
Net increase (decrease) in cash and cash equivalents	5,331	(3,579)
Cash and cash equivalents, beginning of period	9,113	11,766

Cash and cash equivalents, end of period	$14,444	$8,187

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
      In our opinion, the accompanying financial statements include all adjustments of normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
      For purposes of the required pro forma disclosures for stock-based compensation, the estimated fair value of the options are amortized to expense over the options’ vesting period. Proforma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income, as reported	$3,440	$4,318	$8,677	$11,710
Add back: stock based compensation cost, net of tax	25	12	56	38
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(463)	(495)	(1,387)	(1,512)

Pro forma net income	$3,002	$3,835	$7,346	$10,236

Pro forma earnings per share:
Basic	$.15	$.18	$.36	$.49

Diluted	$.15	$.18	$.35	$.48

      The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2005 and 2004: risk-free interest rate of 4.0% and 3.7%; a dividend yield of 0%; expected volatility of 30.1% and 31.1%; and a weighted average expected life of the options of 7 years, respectively.

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
      On September 29, 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 — Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141. For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle. We are currently evaluating the provisions of this Staff Announcement to determine the impact, if any, on our results of operations and financial position.

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

4.	Common Stock and Treasury Stock
      The following summarizes information relating to the number of shares of our common stock involved in stock transactions through September 30, 2005:

	Common Stock
	Issued

	Class A	Class B

	(Shares in
	thousands)
Balance, January 1, 2004	18,592	2,360
Exercised options	107	—

Balance, December 31, 2004	18,699	2,360
Exercised options	35	—
Issuance of restricted stock	61	—

Balance, September 30, 2005	18,795	2,360

      We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2005, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Total Comprehensive Income Consists of:
Net income	$3,440	$4,318	$8,677	$11,710
Accumulated other comprehensive income (loss):
Change in market value of securities, net of tax	—	1	2	13
Gain realized on sale of securities, net of tax	—	—	(62)	—

Total comprehensive income	$3,440	$4,319	$8,617	$11,723

Accumulated comprehensive income consists of marketable securities as follows (in thousands):
Balance at January 1, 2004				$29
Change in market value of securities, net of $19 taxes				31

Balance at December 31, 2004				60
Change in market value of securities, net of $1 taxes				2
Gain realized on the sale of securities, net of $35 taxes				(62)

Balance at September 30, 2005				$—

6.	Acquisitions and Dispositions
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

Pending Acquisitions and Dispositions
      On January 21, 2004, we entered into an agreement to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on this acquisition when all required approvals are obtained.

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
      On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.

Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions:
      The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2005 and 2004 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued Class A common stock of approximately $4,588,000.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2005 and 2004 Acquisitions

	Acquisitions in

	2005	2004

	(In thousands)
Assets Acquired:
Current assets	$2,541	$650
Property and equipment	4,862	848
Other assets:
Broadcast licenses-Radio segment	18,757	6,453
Broadcast licenses-TV segment	157	—
Goodwill-Radio segment	12,365	6,294
Goodwill-TV segment	68	—
Other intangibles, deferred costs and investments	117	114

Total other assets	31,464	12,861

Total assets acquired	38,867	14,359

Liabilities Assumed:
Current liabilities	2,702	748

Total liabilities assumed	2,702	748

Net assets acquired	$36,165	$13,611

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
      The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2005 and 2004 assume the 2005 and 2004 acquisitions occurred as of January 1, 2004. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Consolidated Results of Operations
Net operating revenue	$35,961	$36,071	$106,358	$104,698
Station operating expense	26,110	25,506	78,421	75,215
Corporate general and administrative	1,934	1,927	6,060	5,938

Operating income	7,917	8,638	21,877	23,545
Interest expense	2,082	1,369	5,731	4,215
Other expense, net	(35)	202	1,488	258
Income taxes	2,430	2,759	6,073	7,449

Net income	$3,440	$4,308	$8,585	$11,623

Basic earnings per share	$.17	$.20	$.42	$.55

Diluted earnings per share	$.17	$.20	$.41	$.54

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$32,263	$32,425	$95,253	$94,133
Station operating expense	22,728	22,281	68,410	65,690

Operating income	$9,535	$10,144	$26,843	$28,443

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,698	$3,646	$11,105	$10,565
Station operating expense	3,382	3,225	10,011	9,525

Operating income	$316	$421	$1,094	$1,040

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	$1,934	1,934

Operating income	$9,535	$316	$(1,934)	$7,917

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2004:
Net operating revenue	$32,425	$3,646	$—	$36,071
Station operating expense	22,281	3,225	—	25,506
Corporate general and administrative	—	—	$1,927	1,927

Operating income	$10,144	$421	$(1,927)	$8,638

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2005:
Net operating revenue	$95,253	$11,105	$—	$106,358
Station operating expense	68,410	10,011	—	78,421
Corporate general and administrative	—	—	$6,060	6,060

Operating income	$26,843	$1,094	$(6,060)	$21,877

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2004:
Net operating revenue	$94,133	$10,565	$—	$104,698
Station operating expense	65,690	9,525	—	75,215
Corporate general and administrative	—	—	$5,938	5,938

Operating income	$28,443	$1,040	$(5,938)	$23,545

7.	Segment Information
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

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	$1,934	1,934

Operating income (loss)	$9,535	$316	$(1,934)	$7,917

Depreciation and amortization	$1,812	$446	$50	$2,308

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2004:
Net operating revenue	$30,616	$3,646	$—	$34,262
Station operating expense	20,781	3,225	—	24,006
Corporate general and administrative	—	—	$1,927	1,927

Operating income (loss)	$9,835	$421	$(1,927)	$8,329

Depreciation and amortization	$1,361	$422	$49	$1,832

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2005:
Net operating revenue	$94,240	$11,105	$—	$105,345
Station operating expense	67,453	10,011	—	77,464
Corporate general and administrative	—	—	$6,060	6,060

Operating income (loss)	$26,787	$1,094	$(6,060)	$21,821

Depreciation and amortization	$5,181	$1,310	$149	$6,640

Total assets	$270,998	$31,572	$19,977	$322,547

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2004:
Net operating revenue	$87,997	$10,565	$—	$98,562
Station operating expense	60,399	9,525	—	69,924
Corporate general and administrative	—	—	$5,938	5,938

Operating income (loss)	$27,598	$1,040	$(5,938)	$22,700

Depreciation and amortization	$3,913	$1,263	$148	$5,324

Total assets	$231,597	$31,180	$13,070	$275,847

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2005 and 2004, approximately 85% and 84%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
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
      Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the nine month periods ended September 30, 2005 and 2004 and the years ended December 31, 2004 and 2003, these markets when combined, represented approximately 73%, 75%, 73% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Our stations in the Columbus, Milwaukee and Norfolk markets have been recently subjected to increased format competition. In response to this competition in our Milwaukee market we modified the format of one of our stations and in support of this change have incurred an additional $250,000 in advertising and promotional costs. In addition, although the financial results in our Portland, Maine stations have not historically represented 15% or more of our consolidated operating income, the financial results in our Portland stations have also been impacted by the increased format competition. To date this has not materially impacted our Columbus market’s financial performance. We believe that the financial impact on the Norfolk and Milwaukee markets will not be long term as ratings data indicates that the impacted stations are beginning to return to previous levels of audience share. We believe that the financial impact on the Portland market may be long term primarily as a result of our competitors in this market decreasing rates, even though our ratings data indicates that the impacted stations are beginning to return to previous levels of audience share. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income For the		Operating
	Nine Months		Income For the
	Ended		Years Ended
	September 30,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	13%	11%	12%	17%
Manchester, New Hampshire	13%	15%	14%	15%
Milwaukee, Wisconsin	33%	33%	32%	32%
Norfolk, Virginia	14%	16%	15%	17%

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
      During the nine month periods ended September 30, 2005 and 2004 and the years ended December 31, 2004 and 2003, the radio stations in our four largest markets when combined, represented approximately 50%, 52%, 52% and 58%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated		Consolidated
	Station		Station
	Operating		Operating
	Income For		Income For
	the Nine(*)		the Years(*)
	Months Ended		Ended
	September 30,		December 31,

	2005	2004	2004	2003

Market:
Columbus, Ohio	9%	8%	9%	12%
Manchester, New Hampshire	9%	10%	10%	11%
Milwaukee, Wisconsin	22%	23%	22%	23%
Norfolk, Virginia	10%	11%	11%	12%

*	Operating income plus corporate general and administrative, depreciation and amortization
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
      Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2005 and 2004, approximately 79% and 78%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Results of Operations
      The following tables summarize our results of operations for the three months ended September 30, 2005 and 2004.
Consolidated Results of Operations

	Three Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$35,961	$34,262	$1,699	5.0%
Station operating expense	26,110	24,006	2,104	8.8%
Corporate G&A	1,934	1,927	7	0.4%

Operating income	7,917	8,329	(412)	(5.0)%
Interest expense	2,082	1,036	1,046	100.1%
Other (income) expense, net	(35)	210	(245)	(116.7)%
Income taxes	2,430	2,765	(335)	(12.1)%

Net income	$3,440	$4,318	$(878)	(20.3)%

Basic Earnings per share	$.17	$.21	$(.04)	(19.1)%

Diluted Earnings per share	$.17	$.20	$(.03)	(15.0)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$32,263	$30,616	$1,647	5.4%
Station operating expense	22,728	20,781	1,947	9.4%

Operating income	$9,535	$9,835	$(300)	(3.1)%

Television Broadcasting Segment

	Three Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$3,698	$3,646	$52	1.4%
Station operating expense	3,382	3,225	157	4.9%

Operating income	$316	$421	$(105)	(24.9)%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	$1,934	1,934

Operating income (loss)	$9,535	$316	$(1,934)	$7,917

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Three Months Ended September 30, 2004:
Net operating revenue	$30,616	$3,646	$—	$34,262
Station operating expense	20,781	3,225	—	24,006
Corporate general and administrative	—	—	$1,927	1,927

Operating income (loss)	$9,835	$421	$(1,927)	$8,329

Consolidated
      For the three months ended September 30, 2005, consolidated net operating revenue was $35,961,000 compared with $34,262,000 for the three months ended September 30, 2004, an increase of $1,699,000 or 5%. Approximately $1,889,000 in our radio segment or 111% of the increase was attributable to revenue generated by stations that we did not own or operate for the comparable period in 2004. Net operating revenue generated by stations that we owned and operated for the entire comparable period (“same station revenue”) decreased by approximately 1% or approximately $190,000. The decrease in same station revenue was attributable to a decrease in same station political revenue of approximately $800,000 (net) or 93%, offset by increases in local revenue of approximately 2% and national revenue of approximately 1%.
      Station operating expense increased by $2,104,000 or 9% to $26,110,000 for the three months ended September 30, 2005, compared with $24,006,000 for the three months ended September 30, 2004. Of the total increase, approximately $1,637,000 or 78% was the result of the operation of stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $467,000 or 2% on a same station basis which is primarily as a result of increases in programming expenses as a result of competitive pressures in several of our radio markets. We anticipate the increases in programming expenses to continue in the future.
      Operating income for the three months ended September 30, 2005 was $7,917,000 compared to $8,329,000 for the three months ended September 30, 2004, a decrease of approximately $412,000 or 5%. The decrease was primarily the result of the increase in net operating revenue offset by the increase in station operating expense as discussed above.
      We generated net income of approximately $3,440,000 ($.17 per share on a fully diluted basis) during the three months ended September 30, 2005, compared with $4,318,000 ($.20 per share on a fully diluted basis) for the three months ended September 30, 2004, a decrease of approximately $878,000 or 20%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense of approximately $1,046,000 offset by a $245,000 decrease in other expense and a $335,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $468,000 and higher interest rates over the prior year of approximately $578,000. The decrease in other expense was the principally the result of losses recognized in 2004 for the disposal of broadcast properties. The decrease in income tax expense was directly attributable to the operating performance.

Radio Segment
      For the three months ended September 30, 2005, net operating revenue of the radio segment was $32,263,000 compared with $30,616,000 for the three months ended September 30, 2004, an increase of $1,647,000 or 5%. Approximately $1,889,000 or 115% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period decreased by approximately $242,000 or 1%. The majority of the decrease in same station revenue was attributable to decreases in same station political revenue of approximately $520,000 or 89%, offset by a same station local revenue increase of approximately 1%. National revenue on a same station basis was flat for the quarter.
      Station operating expense in the radio segment increased by $1,947,000 or 9% to $22,728,000 for the three months ended September 30, 2005, compared with $20,781,000 for the three months ended September 30, 2004. Of the total increase, approximately $1,637,000 or 84% of the total increase in station operating expense was the result of the operation of radio stations that we did not own or operate for the comparable period in 2004. The remaining balance of the increase in station operating expense of $310,000 represents a total increase in station operating expense of 1% on a same station basis, which is primarily a result of increases in programming expenses as a result of competitive pressures in several of our radio markets, which we anticipate to continue in the future.
      Operating income in the radio segment for the three months ended September 30, 2005 was $9,535,000 compared to $9,835,000 for the three months ended September 30, 2004, a decrease of approximately $300,000 or 3%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment
      For the three months ended September 30, 2005, net operating revenue of our television segment was $3,698,000 compared with $3,646,000 for the three months ended September 30, 2004, an increase of $52,000 or 1%. The majority of the improvement in net operating revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.
      Station operating expense in the television segment increased by $157,000 or 5% to $3,382,000 for the three months ended September 30, 2005, compared with $3,225,000 for the three months ended Septem-

ber 30, 2004. The increase is primarily attributable to increase in programming expenses of approximately $105,000 on the above mentioned station to increase viewership and an increase in depreciation expense of approximately $24,000 or 5%.
      Operating income in the television segment for the three months ended September 30, 2005 was $316,000 compared to $421,000 for the three months ended September 30, 2004, a decrease of approximately $105,000 or 25%. The decrease was the result of the increase in net operating revenue offset by the increase in station operating expense.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      The following tables summarize our results of operations for the nine months ended September 30, 2005 and 2004. The as-reported percentages reflect our historical financial results and include the results of operations for stations that we did not own for the entire comparable period. The same station percentages reflect the results of operations for stations that we owned for the entire comparable period.
Consolidated Results of Operations

	Nine Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages and per share
	information)
Net operating revenue	$105,345	$98,562	$6,783	6.9%
Station operating expense	77,464	69,924	7,540	10.8%
Corporate G&A	6,060	5,938	122	2.1%

Operating income	21,821	22,700	(879)	(3.9)%
Interest expense	5,511	3,216	2,295	71.4%
Other expense, net	1,503	283	1,220	N/M
Income taxes	6,130	7,491	(1,361)	(18.2)%

Net income	$8,677	$11,710	$(3,033)	(25.9)%

Earnings per share:
Basic	$.42	$.56	$(.14)	(25.0)%

Diluted	$.42	$.55	$(.13)	(23.6)%

N/ M = Not meaningful
Radio Broadcasting Segment

	Nine Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$94,240	$87,997	$6,243	7.1%
Station operating expense	67,453	60,399	7,054	11.7%

Operating income	$26,787	$27,598	$(811)	(2.9)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,
			$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

	(In thousands, except percentages)
Net operating revenue	$11,105	$10,565	$540	5.1%
Station operating expense	10,011	9,525	486	5.1%

Operating income	$1,094	$1,040	$54	5.2%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2005:
Net operating revenue	$94,240	$11,105	$—	$105,345
Station operating expense	67,453	10,011	—	77,464
Corporate general and administrative	—	—	$6,060	6,060

Operating income	$26,787	$1,094	$(6,060)	$21,821

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)
Nine Months Ended September 30, 2004:
Net operating revenue	$87,997	$10,565	$—	$98,562
Station operating expense	60,399	9,525	—	69,924
Corporate general and administrative	—	—	$5,938	5,938

Operating income	$27,598	$1,040	$(5,938)	$22,700

Consolidated
      For the nine months ended September 30, 2005, consolidated net operating revenue was $105,345,000 compared with $98,562,000 for the nine months ended September 30, 2004, an increase of $6,783,000 or 7%. Approximately $5,597,000 or 83% of the increase was attributable to revenue generated by radio stations that we did not own or operate for the comparable period in 2004. Net operating revenue generated by stations that we owned and operated for the entire comparable period increased by approximately 1% or approximately $1,186,000 ($646,000 or 54% in our radio segment and $540,000 or 46% in our television segment). The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 3%, while our same station political revenue decreased by approximately 86%.
      Station operating expense increased by $7,540,000 or 11% to $77,464,000 for the nine months ended September 30, 2005, compared with $69,924,000 for the nine months ended September 30, 2004. Of the total increase, approximately $4,893,000 or 65% was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $2,647,000 or 4% on a same station basis, as a result of an increase in selling and commission expenses which was directly attributable to the increase in revenue, and increase in programming expenses as a result of competitive pressures in several of our radio markets, an increase of approximately 20% in health care costs and an increase in depreciation expense of approximately $264,000 or 5%. We anticipate the increase in selling and programming expenses to continue in the future. We anticipate increases in heath care costs of 15% to 20% in the future.

      Operating income for the nine months ended September 30, 2005 was $21,821,000 compared to $22,700,000 for the nine months ended September 30, 2004, a decrease of approximately $879,000 or 4%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense and $122,000 or 2% increase in corporate general and administrative charges.
      We generated net income of approximately $8,677,000 ($.42 per share on a fully diluted basis) during the nine months ended September 30, 2005, compared with $11,710,000 ($.55 per share on a fully diluted basis) for the nine months ended September 30, 2004, a decrease of approximately $3,033,000 or 26%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense of approximately $2,295,000 and a $1,220,000 increase in other expense, offset by a $1,361,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $817,000 and higher interest rates over the prior year of approximately $1,478,000. The increase in other expense was the principally the result of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversation in our Victoria, Texas market. The decrease in income tax expense was directly attributable to the operating performance.

Radio Segment
      For the nine months ended September 30, 2005, net operating revenue in the radio segment was $94,240,000 compared with $87,997,000 for the nine months ended September 30, 2004, an increase of $6,243,000 or 7%. Approximately $5,597,000 or 90% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period increased by approximately $646,000 or 1%. The majority of the improvement in same station revenue was attributable to same station local revenue increases of approximately 2%, offset by an 82% decrease in same station political revenue and 3% decrease in same station national revenue.
      Station operating expense in our radio segment increased by $7,054,000 or 12% to $67,453,000 for the nine months ended September 30, 2005, compared with $60,399,000 for the nine months ended September 30, 2004. Of the total increase, approximately $4,893,000 or 69% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $2,161,000 or 4% on a same station basis, which is primarily the result of an increase in selling and commission expenses directly attributed to the increase in revenue, increases in programming expenses as a result of competitive pressures in several of our radio markets, an increase of approximately $512,000 or 21% in health care costs and an increase in depreciation expense of approximately $216,000 or 6%. We anticipate the increases in selling and programming expenses to continue in the future. We anticipate increases in health care costs of 15% to 20% in the future.
      Operating income in the radio segment for the nine months ended September 30, 2005 was $26,787,000 compared to $27,598,000 for the nine months ended September 30, 2004, a decrease of approximately $811,000 or 3%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense.

Television Segment
      For the nine months ended September 30, 2005, net operating revenue in the television segment was $11,105,000 compared with $10,565,000 for the nine months ended September 30, 2004, an increase of $540,000 or 5%. The majority of the increase in revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.
      Station operating expense in our television segment increased by $486,000 or 5% to $10,011,000 for the nine months ended September 30, 2005, compared with $9,525,000 for the nine months ended September 30, 2004. Station operating expense increased was attributable to increases in selling and commission expenses as a result of the increase in revenue and a $47,000 or 4% increase in depreciation expense.

      Operating income in the television segment for the nine months ended September 30, 2005 was $1,094,000 compared to $1,040,000 for the nine months ended September 30, 2004, an increase of approximately $54,000 or 5%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.
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
Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements
      As of September 30, 2005, we had $154,850,000 (including the current portion of $7,000,000) of long-term debt outstanding and approximately $45,150,000 of unused borrowing capacity under our Credit Agreement. In October 2005 we used available cash to pay down $7,000,000 of outstanding debt.
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
      In May 2005 we amended the Credit Agreement to reduce the interest rate margin for LIBOR and the Agent bank’s base rate. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR plus 0.75% to 1.625% (1.375% to 2.0% as of September 30, 2004) or the Agent bank’s base rate plus 0% to 0.375% (0.125% to 0.75% as of September 30, 2004). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.
      The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2005) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash
      During the nine months ended September 30, 2005 and 2004, we had net cash flows from operating activities of $19,012,000 and $22,073,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
      During the nine months ended September 30, 2005 we borrowed $4,000,000 under the Credit Agreement for general corporate purposes.
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
      In addition, the following transaction was pending at September 30, 2005, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

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
      In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock

Buy-Back program in 1998 through September 30, 2005, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000. During the nine months ended September 30, 2005 we repurchased 489,325 shares for approximately $7,433,000.
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
      Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2005 were approximately $9,054,000 ($8,249,000 in 2004). We anticipate capital expenditures exclusive of acquisitions in 2005 to be approximately $10,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

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
      There have been no material changes to such contracts/commitments during the nine months ended September 30, 2005. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There has been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004.

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
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SAGA COMMUNICATIONS, INC.

Date: November 8, 2005	/s/ Samuel D. Bush ----------------------------------------------- Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: November 8, 2005	/s/ Catherine A. Bobinski Catherine A. Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.