Form 10-K
period 2005-12-31
SAGA COMMUNICATIONS INC
filed 2006-03-13
CIK 886136

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11588

SAGA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3042953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan	48236 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐ large accelerated filer	☑ accelerated filer	☐ non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑.

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $14.00 per share (the closing price of the Class A Common Stock on June 30, 2005 on the New York Stock Exchange): $252,218,750.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 7, 2006 was 18,098,028 and 2,369,577, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before May 1, 2006) is incorporated by reference in Part III hereof.

Saga Communications, Inc.
2005 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of December 31, 2005 we owned or operated eighty-seven radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Recent Developments

Since January 1, 2005, we have entered into the following transactions regarding acquisitions, Time Brokerage Agreements (“TBAs”), and Shared Services Agreements for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2005:

•	On November 22, 2005 we acquired one AM station (WVAX-AM) serving Charlottesville, Virginia market for approximately $151,000.

•	Effective June 1, 2005 we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,610,000 including $2,602,000 of our Class A common stock.

•	Effective January 1, 2005, we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,490,000 including approximately $1,986,000 of our Class A common stock.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market, for approximately $2,192,000.

•	Effective January 1, 2005, we acquired a low power television station (KXTS-LP) serving the Victoria, Texas market for approximately $268,000.

In addition, the following transaction was pending at December 31, 2005:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the Federal Communications Commission (“FCC”) and has been contested. We expect to close on the acquisition when all required approvals are obtained.

For additional information with respect to these acquisitions and disposals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Business

As of February 28, 2006, we owned, operated or shared services with five television stations and four low-power television stations serving three markets, five radio information networks, and fifty-seven FM and thirty AM radio stations serving twenty-three markets, including Columbus, Ohio; Norfolk, Virginia; and Milwaukee, Wisconsin.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2006:

		2005	2005		Fall 2005
		Market	Market		Target
		Ranking by	Ranking		Demographics
		Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

FM:
WSNY	Columbus, OH	27	35	Adult Contemporary	2		Women 25-54
WODB	Columbus, OH	27	35	Oldies	11	(e)	Adults 45-64
WJZA	Columbus, OH	27	35	Smooth Jazz	15	(e)(d)	Adults 35-54
WJZK	Columbus, OH	27	35	Smooth Jazz	15	(e)(d)	Adults 35-54
WKLH	Milwaukee, WI	33	32	Classic Hits	3		Men 35-54
WHQG	Milwaukee, WI	33	32	Rock	1		Men 25-44
WJMR-FM	Milwaukee, WI	33	32	Urban Adult	2		Women 25-49
				Contemporary
WFMR	Milwaukee, WI	33	32	Classical	9	(e)	Adults 45+
WNOR	Norfolk, VA	41	40	Rock	3	(e)	Men 18-49
WAFX	Norfolk, VA	41	40	Classic Rock	1		Men 35-54
KSTZ	Des Moines, IA	75	91	Hot Adult Contemporary	1		Women 25-44
KIOA	Des Moines, IA	75	91	Oldies	2		Adults 45-64
KAZR	Des Moines, IA	75	91	Rock	1		Men 18-34
KLTI	Des Moines, IA	75	91	Soft Adult Contemporary	1		Women 35-54
WAQY	Springfield, MA	106	80	Classic Rock	1		Men 35-54
WLZX	Springfield, MA	106	80	Rock	2		Men 18-34
WRSI	Northampton, MA	N/A	80	Progressive	3	(e)(d)	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Progressive	3	(e)(d)	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	1		Women 18+
WPVQ	Greenfield, MA	N/A	N/A	Country	2		Adults 35+
WMGX	Portland, ME	111	166	Adult Contemporary	5	(e)	Women 25-54
WYNZ	Portland, ME	111	166	Oldies	5	(e)	Adults 45-64
WPOR	Portland, ME	111	166	Country	1		Adults 35-64
WZID	Manchester	117	187	Adult Contemporary	1		Adults 25-54
WMLL	Manchester	117	187	Classic Rock	1	(e)	Men 35-54
WLRW	Champaign, IL	160	216	Hot Adult Contemporary	N/S		Women 25-44
WIXY	Champaign, IL	160	216	Country	N/S		Adults 25-54
WCFF	Champaign, IL	160	216	Variety	N/S		Adults 35-54
WXTT	Champaign, IL	160	216	Rock	N/S		Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Hits	N/R		Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	N/R		Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	N/R		Women 18-34
WABZ	Springfield, IL	N/A	N/A	Variety	N/R		Adults 25-44
WOXL	Asheville, NC	164	162	Oldies	2	(d)	Adults 35-64
WNAX	Sioux City IA	206	272	Country	N/S		Adults 35+
KDEZ	Jonesboro, AR	250	290	Classic Rock	1		Men 25-54
KDXY	Jonesboro, AR	250	290	Country	1		Adults 25-54
KJBX	Jonesboro, AR	250	290	Adult Contemporary	2		Women 25-54
WCVQ	Clarksville- TN,	256	206	Hot Adult Contemporary	2	(e)	Women 25-54
	Hopkinsville — KY
WVVR	Clarksville- TN,	256	206	Country	2		Adults 25-54
	Hopkinsville — KY

(footnotes on page 7)

		2005	2005		Fall 2005
		Market	Market		Target
		Ranking by	Ranking		Demographics
		Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

WZZP	Clarksville- TN,	256	206	Rock	1	(e)	Men 18-34
	Hopkinsville — KY
WEGI	Clarksville- TN,	256	206	Classic Hits	1	(e)	Men 35-54
	Hopkinsville — KY
KISM	Bellingham, WA	N/A	N/A	Classic Rock	N/R		Men 25-49
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	N/R		Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	N/R		Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Oldies	N/R		Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Rock	N/R		Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	N/R		Women 25-54
WOQL	Keene, NH	N/A	N/A	Oldies	N/R		Adults 45-64
WINQ	Keene, NH	N/A	N/A	Country	N/R		Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	N/R		Men 25-54
WQNY	Ithaca, NY	277	281	Country	N/S		Adults 35+
WYXL	Ithaca, NY	277	281	Adult Contemporary	N/S		Women 25-54
WWWV	Charlottesville, VA	213	231	Rock	1		Men 25-54
WQMZ	Charlottesville, VA	213	231	Adult Contemporary	1		Women 25-54
AM:
WJYI	Milwaukee, WI	33	32	Contemporary Christian	N/R		Adults 18+
WJOI	Norfolk, VA	41	40	Nostalgia	9		Adults 45+
KRNT	Des Moines, IA	75	91	Nostalgia/Sports	4		Adults 45+
KPSZ	Des Moines, IA	75	91	Contemporary Christian	N/R		Adults 18+
WHMP	Northampton, MA	106	80	News/Talk	6	(e)(d)	Adults 35+
WHNP	Springfield, MA	106	80	News/Talk	6	(e)(d)	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	6	(e)(d)	Adults 35+
WGAN	Portland, ME	111	166	News/Talk	1		Adults 35+
WZAN	Portland, ME	111	166	News/Talk/Sports	7	(e)	Men 25-54
WBAE	Portland, ME	111	166	Nostalgia	N/R		Adults 45+
WVAE	Portland, ME	111	166	Nostalgia/Sports	N/R		Adults 35+
WFEA	Manchester, NH	117	187	Adult Standards/Sports	3		Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	N/R		Adults 35+
WISE	Asheville, NC	164	162	Sports/Talk	10	(e)	Men 18+
WLZR	Asheville, NC	164	162	Oldies	2	(d)	Adults 35-64
WNAX	Yankton, SD	206	272	News/Talk	N/S		Adults 35+
WJQI	Clarksville- TN,	256	206	Contemporary Christian	N/R		Adults 18+
	Hopkinsville — KY
WKFN	Clarksville- TN,	256	206	Sports/Talk	N/R		Men 18+
	Hopkinsville — KY
KGMI	Bellingham, WA	N/A	N/A	News/Talk	N/A		Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	N/A		Men 18+
KBAI	Bellingham, WA	N/A	N/A	Adult Standards	N/A		Adults 45+
KICD	Spencer, IA	N/A	N/A	News/Talk	N/A		Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	N/A		Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	N/A		Adults 35+

(footnotes on next page)

		2005	2005		Fall 2005
		Market	Market		Target
		Ranking by	Ranking		Demographics
		Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

WZBK	Keene, NH	N/A	N/A	Nostalgia	N/A		Adults 45+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	N/A		Adults 45+
WNYY	Ithaca, NY	277	281	News/Talk	N/S		Adults 35+
WHCU	Ithaca, NY	277	281	News/Talk	N/S		Adults 35+
WINA	Charlottesville, VA	213	231	News/Talk	2		Adults 35+
WVAX	Charlottesville, VA	213	231	News/Talk	N/A	(f)	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2005 Market Report.

(c)	Information derived from most recent available Arbitron Radio Market Report.

(d)	Since stations are simulcast, ranking information pertains to the combined stations.

(e)	Tied for position.

(f)	Station currently not on the air.

N/A	Information is currently not available.

N/R	Station does not appear in Arbitron Radio Market Report.

N/S	Station is a non-subscriber to the Arbitron Radio Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2006:

		2005 Market
		Ranking by		Fall 2005
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	145	CBS	1
KFJX (d)	Joplin, MO — Pittsburg, KS	145	FOX	4
WXVT	Greenwood — Greenville, MS	182	CBS	2
KAVU	Victoria, TX	205	ABC	1
KVCT (c)	Victoria, TX	205	FOX	2
KUNU-LP	Victoria, TX	205	Univision	3
KVTX-LP	Victoria, TX	205	Telemundo	5
KXTS-LP	Victoria, TX	205	UPN	6
KMOL-LP	Victoria, TX	205	NBC	4

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Television Market Report 2005, based on A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Services shared with Surtsey Media, LLC station under the terms of a Shared Services Agreement.

N/A	Information is currently unavailable.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all eighty-seven of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations.

For more information regarding our reportable segments, see Note 13 to the consolidated financial statements, which is incorporated herein by reference.

Strategy

Our strategy is to operate top billing radio and television stations in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of February 28, 2006, we owned and/or operated at least one of the top two billing stations in each of our radio and television markets for which independent data exists.

Based on the most recent information available, 16 of our 35 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners) in their target demographic markets , and 2 of our 9 television stations were ranked number one (by number of viewers), in their markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

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

The television stations that we own and/or operate are comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate, one UPN affiliate and one Telemundo affiliate. In addition to securing network programming, we also carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.

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

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as 8 radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing and compliance with the Communications Act of 1934 (the “Communications Act”) and FCC rules. We review acquisition opportunities on an ongoing basis.

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

Approximately $131,401,000 or 84% of our gross revenue for the year ended December 31, 2005 (approximately $124,878,000 or 83% in fiscal 2004 and approximately $109,666,000 or 81% in fiscal 2003) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2005 was approximately $25,162,000 or 16% of our gross revenue (approximately $25,419,000 or 17% in fiscal 2004 and approximately $25,470,000 or 19% in fiscal 2003).

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

The radio and television broadcasting industries are also subject to competition from new media technologies, such as the delivery of audio programming by cable and satellite television systems, satellite radio systems, direct reception from satellites, and streaming of audio on the Internet. We cannot predict what effect, if any, any of these new technologies may have on us or the broadcasting industry.

Seasonality

Our revenue varies throughout the year.  Advertising expenditures, our primary source of revenue, is generally lowest in the first quarter.

Employees

As of December 31, 2005, we had approximately 934 full-time employees and 407 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

License Renewal.  Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. We have filed applications to renew the Company’s radio and television station licenses, as necessary, and we intend to timely file renewal applications, as required for the Company’s stations. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has refused to exercise such discretion.

The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market(1)	(Watts)(2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WJZK	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WFMR	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2006	(8)
WYNZ	Portland, ME	25,000	April 1, 2006	(8)
WPOR	Portland, ME	50,000	April 1, 2006	(8)
WLZX	Springfield, MA	6,000	April 1, 2006	(8)
WAQY	Springfield, MA	50,000	April 1, 2006	(8)
WZID	Manchester, NH	50,000	April 1, 2006	(8)
WMLL	Manchester, NH	6,000	April 1, 2006	(8)
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WXTT	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2006	(8)
KAFE	Bellingham, WA	100,000	February 1, 2006
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville,TN/Hopkinsville,KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville,KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville,KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013

(footnotes follow tables)

		Power		Expiration Date of
Station	Market(1)	(Watts)(2)		FCC Authorization

KUQL	Mitchell, SD	100,000		April 1, 2013
WHAI	Greenfield, MA	3,000		April 1, 2006	(8)
WKNE	Keene, NH	50,000		April 1, 2006	(8)
WRSI	Northampton, MA	3,000		April 1, 2006	(8)
WRSY	Brattleboro, VT	3,000		April 1, 2006	(8)
WPVQ	Greenfield, MA	3,000		April 1, 2006	(8)
WKVT	Brattleboro, VT	6,000		April 1, 2006	(8)
WOQL	Keene, NH	6,000		April 1, 2006	(8)
WOXL (6) (7)	Asheville, NC	25,000		December 1, 2011
WINQ	Keene, NH	6,000		April 1, 2006	(8)
KDEZ	Jonesboro, AR	50,000		June 1, 2004	(8)
KDXY	Jonesboro, AR	25,000		June 1, 2012 Expiration Date of
FM:
KJBX	Jonesboro, AR	6,000		June 1, 2012
WWWV	Charlottesville, VA	50,000		October 1, 2011
WQMZ	Charlottesville, VA	6,000		October 1, 2011
WYXL	Ithaca, NY	50,000		June 1, 2006	(8)
WQNY	Ithaca, NY	50,000		June 1, 2006	(8)
AM:
WJYI	Milwaukee, WI	1,000		December 1, 2012
WJOI	Norfolk, VA	1,000		October 1, 2011
KRNT	Des Moines, IA	5,000		February 1, 2013
KPSZ	Des Moines, IA	10,000		February 1, 2013
WGAN	Portland, ME	5,000		April 1, 2006	(8)
WZAN	Portland, ME	5,000		April 1, 2006	(8)
WBAE	Portland, ME	1,000		April 1, 2006	(8)
WVAE	Portland, ME	1,000		April 1, 2006	(8)
WHNP	Springfield, MA	2,500	(5)	April 1, 2006	(8)
WHMP	Northampton, MA	1,000		April 1, 2006	(8)
WFEA	Manchester, NH	5,000		April 1, 2006	(8)
WTAX	Springfield, IL	1,000		December 1, 2012
WNAX	Yankton, SD	5,000		April 1, 2013
KGMI	Bellingham, WA	5,000		February 1, 2006	(8)
KPUG	Bellingham, WA	10,000		February 1, 2006	(8)
KBAI	Bellingham, WA	1,000	(5)	February 1, 2006	(8)
KICD	Spencer, IA	1,000		February 1, 2013
WJQI	Clarksville,TN/Hopkinsville,KY	1,000	(5)	August 1, 2012
WKFN	Clarksville, TN	1,000	(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000		April 1, 2006	(8)
WKBK	Keene, NH	5,000		April 1, 2006	(8)
WZBK	Keene, NH	1,000	(5)	April 1, 2006	(8)
WKVT	Brattleboro, VT	1,000		April 1, 2006	(8)

(footnotes follow tables)

		Power		Expiration Date of
Station	Market(1)	(Watts)(2)		FCC Authorization

WISE	Asheville, NC	5,000	(5)	December 1, 2011
WLZR	Asheville, NC	5,000	(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000	(5)	October 1, 2012
WINA	Charlottesville, VA	5,000		October 1, 2011
WVAX	Charlottesville, VA	1,000		September 9, 2008	(9)
WHCU	Ithaca, NY	5,000	(5)	June 1, 2006	(8)
WNYY	Ithaca, NY	5,000	(5)	June 1, 2006	(8)
TV/Channel:
KOAM (NTSC Ch 7 –	Joplin, MO/Pittsburg, KS	NTSC 316,000 (vis), 61,600 (aur)		June 1, 2006	(8)
DTV Ch 13)
KAVU (NTSC Ch 25 –	Victoria, TX	NTSC		August 1, 2006
DTV Ch 15)		2,140,000(vis	),
		214,000(aur	)
KVCT (3) (NTSC Ch	Victoria, TX	NTSC		August 1, 2006
19 — DTV Ch 11)		155,000(vis	),
		15,500(aur	)
KUNU-LP (4) (Ch 21)	Victoria, TX	1,000 (vis	)	August 1, 2006
KVTX-LP (4) (Ch 45)	Victoria, TX	1,000 (vis	)	August 1, 2006
KXTS-LP (4) (Ch 41)	Victoria, TX	1,000 (vis	)	August 1, 2006
KMOL-LP (4) (Ch 17)	Victoria, TX	50,000 (vis	)	August 1, 2006
WXVT (NTSC Ch 15 –	Greenville, MS	NTSC		June 1, 2005	(8)
DTV Ch 17)		2,746,000(vis	),
		549,000(aur	)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) and aural (“aur”) components. WLZR, WISE, KPSZ (AM), KPUG (AM), KGMI (AM), KBAI (AM), WZBK(AM), WBCO(AM), WJQI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See note 12 of the Consolidated Financial Statements for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	Pending Acquisition.

(7)	We program this station pursuant to a Sub-TBA with Ashville Radio Partners, LLC.

(8)	An application for renewal of license is pending before the FCC.

(9)	Construction Permit. An application for license is being prepared, which, when granted, will expire on October 1, 2011.

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

Under the new rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. The new rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Media, LLC. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

Under the Communications Act, we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of radio stations in the relevant radio market as follows:

Number of Stations
in Radio Market	Number of Stations We Can Own

14 or Fewer	Total of 5 stations, not more than 3 in the same service (AM or FM), except the Company cannot own more than 50% of the stations in the market
15-29	Total of 6 stations, not more than 4 in the same service (AM or FM)
30-44	Total of 7 stations, not more than 4 in the same service (AM or FM)
45 or More	Total of 8 stations, not more than 5 in the same service (AM or FM)

The FCC has eliminated its previous scrutiny of some proposed acquisitions and mergers on antitrust grounds and that was manifest in a policy of placing a “flag” soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. Notwithstanding this action, we cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

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

In April 2003, the FCC issued a Report and Order resolving a proceeding in which it sought comment on the procedures it should use to license “non-reserved” broadcast channels (i.e., those FM channels not specifically reserved for noncommercial use) in which both commercial and noncommercial educational (“NCE”) entities have an interest. The FCC adopted a proposal to allow applicants for NCE stations to submit applications for non-reserved spectrum in a filing window, subject to being returned as unacceptable for filing if there is any mutually exclusive application for a commercial station, and to allow applicants for AM stations and secondary services a prior opportunity to resolve their mutually exclusive applications through settlements. Applicants for NCE stations in the full-power FM and TV services also have an opportunity to reserve channels at the allocation stage of the licensing process for use of those channels; however, this opportunity is not available to commercial applicants such as the Company.

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

Equal Employment Opportunity Rules.  Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.

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

The FCC’s rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. The FCC’s rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a TBA arrangement, where the brokered and brokering stations serve substantially the same geographic area

The FCC’s new multiple ownership rules count stations brokered under a joint sales agreement (“JSA”) toward the brokering station’s permissible ownership totals , as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The next ownership review will commence in 2006. Since the FCC did not undertake an ownership review in 2004, the FCC invited comment as to whether it should nonetheless commence the reevaluation of grandfathered television LMAs in 2004 or postpone it until the next quadrennial ownership review in 2006. The FCC has not yet released a decision in the proceeding. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than 2006. See “Ownership Matters” above.

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement (not a TBA). Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. As noted above, if the FCC decides to attribute television JSA’s, we would be required to terminate the Agreement for the Sale of Commercial Time.

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

Digital Television.  The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our television stations have begun providing low power DTV service on channels separate from their NTSC channels. Our television stations are required to cease broadcasting on the NTSC channels by February 17, 2009, and return the NTSC channels to the government to be auctioned. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implements several steps necessary for the conversion to DTV. This Order commenced a process for electing the channels on which DTV stations will operate in the future. The company’s television stations have timely filed with the FCC forms electing their preferred DTV channels. The Order established July 1, 2005 as the date on which station licensees affiliated with the top-four networks in the top 100 markets that receive a tentative digital channel designation in the channel election process on their current digital channel must construct full, authorized facilities. The Order established July 1, 2006, as the date on which all other commercial station licensees as well as noncommercial licensees that receive a tentative digital channel designation in the channel election process on their current digital channel must construct full, authorized DTV facilities. Such licensees must serve at least 80% of their analog population coverage. The company’s television stations, therefore, must, by July 1, 2006, construct full, authorized DTV facilities or lose interference protection to the un-served areas. The Order also required broadcasters to include Program and

System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order eliminated, for now, the requirement that analog and digital programs be simulcast for part of the time; clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain v-chip functionality that will permit the current TV ratings system to be modified.

The Deficit Reduction Act of 2005 has established February 17, 2009, as the date on which analog spectrum must be returned to the government to be auctioned. Under the Act, the FCC is authorized to extend the February 17, 2009, deadline if (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV and the FCC determines that such stations have “exercised due diligence” in attempting to convert to DTV; or (2) less than 85% of the television households in the station’s market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. (The Deficit Reduction Act of 2005 creates a program through which households in the United States may obtain coupons that can be applied toward the purchase of digital-to-analog converter boxes.) At present KOAM-TV is providing NTSC service on Channel 7 and DTV service on Channel 13. KAVU-TV is providing NTSC service on Channel 25 and DTV service on Channel 15. WXVT is providing NTSC operations on Channel 15 and DTV service on Channel 17. Brokered Station KVCT is providing NTSC service on Channel 19 and DTV service on Channel 11. KOAM-TV elected to use Channel 7 for DTV operations. KAVU-TV elected to use Channel 15. WXVT elected to use Channel 15. KVCT elected to use Channel 19. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station could immediately assert its right to carriage on a local cable television system; however, the FCC decided that a television station may not assert a right to carriage of both its NTSC and DTV channels. On February 10, 2005, the FCC affirmed its conclusion. In October 2003, the FCC adopted rules requiring “plug and play” cable compatibility that will allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. The FCC has adopted rules whereby television licensees are charged a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged. Licensees of DTV stations must file with the FCC a report by December 1 of each year describing such services. None of the Company’s stations to date are offering ancillary or supplementary services on their DTV channels.

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LP, and KMOL-LP, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A Status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which analog LPTV stations may apply for a digital companion channel or implement DTV operation on their existing analog channels.

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

Low Power FM Radio.  The FCC has created a new “low power radio service” (“LPFM”). The FCC authorizes the construction and operation of two new classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”)

at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has begun granting construction permits and licenses for LPFM stations. In 2005, the FCC released a Second Report and Order on Reconsideration and Further Notice of Proposed Rulemaking which may modify the existing LPFM rules and could, among other things, permit an LPFM station to continue to operate even when interference is predicted to occur within the 70 dBu contour of some second- or third-adjacent channel full service stations. These proposals could result in reduced coverage for some of our FM stations. The Company has filed comments opposing these proposals. We cannot predict what, if any, other possibly adverse effect future LPFM stations may have on our FM stations.

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. We cannot predict whether, or the extent to which, DARS will have an adverse impact on our business. In February 2005, Motorola, introduced a new “iRadio” receiver that will permit the reception of audio programming streamed over the internet in automobiles on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

Satellite Carriage of Local TV Stations.  The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer Commission-determined “significantly viewed” signals to subscribers. In November, 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed.

In-Band On-Channel “Hybrid Digital” Radio.  On April 15, 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) seeking comment on what rule changes and amendments are necessary due to the advent of digital audio broadcasting (“DAB”). The FCC also adopted a companion Notice of Inquiry

(“NOI”) addressing other matters relevant to the discussion on DAB. On October 11, 2002, the FCC selected in-band, on-channel (IBOC) as the technology that will allow AM (daytime operations only) and FM stations on a voluntary basis to begin interim digital transmissions immediately using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. During the interim IBOC operations, stations will broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology provides near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC operations will have minimal impact on the present broadcast service. We cannot predict what rules the FCC will ultimately adopt as a result of the NPRM and NOI. At the present time, we are broadcasting in HD radio on WMGX(FM), WBAE(AM) and WVAE(AM) in the Portland, Maine, market; WLRW(FM) in the Champaign, Illinois, market; and WJYI(AM) in the Milwaukee, Wisconsin, market. The Company is planning to begin broadcasting in HD radio on at least seven additional stations in the coming year.

Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The Federal Trade Commission and the Department of Justice, the federal agencies responsible for enforcing the federal antitrust laws, may investigate certain acquisitions. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an acquisition meeting certain size thresholds requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	61	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	49	Executive Vice President and Group Program Director
Warren Lada	51	Senior Vice President, Operations
Samuel D. Bush	48	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	57	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	46	Vice President, Chief Accounting Officer and Corporate Controller

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

Ms. Lobaito has been Senior Vice President since 2005, Director of Business Affairs and Corporate Secretary since our inception in 1986 and Vice President from 1996 to 2005.

Ms. Bobinski has been Vice President since March 1999 and Chief Accounting Officer and Corporate Controller since September 1991. Ms. Bobinski is a certified public accountant.

Item 1A.  Risk Factors

The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2005 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $148,911,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. Under the terms of our Credit Agreement, on March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly, in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2006. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top five markets when combined represented 43%, 47% and 50% of our net operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues within their respective markets directly with other radio and/or television stations, as well as with other media, such as broadcast television and/or broadcast radio (as applicable), cable television and/or cable radio, satellite television and/or satellite radio systems, newspapers, magazines, direct mail, the internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio or television broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

Our Success Depends on our Ability to Identify, Consummate and Integrate Acquired Stations

As part of our strategy, we have pursued and intend to continue to pursue acquisitions of additional radio and television stations. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increases their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio and television stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of February 28, 2006, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 57% of the combined voting power of our Common Stock. As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) and other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 12 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for your shares over then-current market prices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

As of December 31, 2005 the studios and offices of 26 of our 31 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 1 to 6 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 85 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Until January 20, 2004, our Class A Common Stock traded on the American Stock Exchange. Thereafter, our Class A Common Stock began trading on the New York Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the calendar quarters indicated:

Year	High	Low

2004:
First Quarter	$20.73	$17.75
Second Quarter	$20.35	$18.10
Third Quarter	$18.40	$16.50
Fourth Quarter	$18.50	$16.10
2005:
First Quarter	$17.10	$15.50
Second Quarter	$16.74	$13.43
Third Quarter	$15.50	$12.68
Fourth Quarter	$14.00	$10.30

As of February 28, 2006, there were approximately 134 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employee Stock Purchase Plan	—		$—		1,437,884
1992 Stock Option Plan	1,583,890		$13.205		—
2003 Stock Option Plan	216,274		$19.243		—
2005 Incentive Compensation Plan	328,514	(1)	$14.253	(2)	2,171,486
1997 Non-Employee Director Stock Option Plan	12,193		$.008		163,917
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	2,140,871				3,773,287

(1)	Includes 59,728 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

On June 1, 2005, we issued a total of 188,123 shares of our Class A Common Stock to Manley H. Thaler, Trustee. In connection with our acquisition of two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for a total aggregate cash and stock consideration of approximately $13,610,000.

Effective January 1, 2005, we issued 116,686 shares of our Class A Common Stock to Eure Communications, Inc. in connection with our acquisition of an AM (WINA-AM) and two FM (WWWV-FM and WQMZ-FM) radio stations serving the Charlottesville, Virginia market for total aggregate cash and stock consideration of approximately $22,490,000.

On October 1, 2003, we issued 55,740 shares of our Class A Common Stock to Skyway Broadcasting Company, Inc., EXL Management, Ltd., and Scantland Broadcasting, Ltd., in connection with our acquisition of two FM radio stations (WJZA-FM Lancaster, Ohio and WJZK-FM Richwood, Ohio) serving the Columbus, Ohio market for total aggregate cash and stock consideration of approximately $13,242,000, plus up to an additional $2,000,000 upon the occurrence of certain events.

We relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

Issuer Purchases of Equity Securities

There were no repurchases by the issuer during the fourth quarter 2005.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2005(1)(2)(3)	2004(1)(2)(4)	2003(1)(2)(5)	2002(1)(2)(6)	2001(1)(2)(7)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$140,790	$134,644	$121,297	$114,782	$103,956
Station Operating Expense	104,411	94,914	86,083	79,682	76,202
Corporate General and Administrative	8,174	8,343	6,649	6,223	5,969
Impairment of intangible assets	1,168	—	—	—	—

Operating Income	27,037	31,387	28,565	28,877	21,785
Interest Expense	7,586	4,522	4,779	5,487	7,037
Net Income	$10,566	$15,842	$13,884	$13,955	$8,565
Basic Earnings Per Share	$.52	$.76	$.67	$.68	$.42
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	20,482	20,752	20,817	20,631	20,473
Diluted Earnings Per Share	$.51	$.75	$.65	$.66	$.41
Weighted Average Common Shares and Common Equivalents	20,675	21,167	21,301	21,209	20,888

	December 31,
	2005(1)(2)(3)	2004(1)(2)(4)	2003(1)(2)(5)	2002(1)(2)(6)	2001(1)(2)(7)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$22,618	$21,778	$25,353	$5,517	$24,083
Net Property and Equipment	69,669	66,364	62,369	60,161	55,169
Net Intangible and Other Assets	205,434	176,166	161,112	134,713	112,033
Total Assets	318,865	280,154	262,343	226,322	202,721
Long-term Debt Including Current Portion	148,911	121,161	121,205	105,228	105,501
Stockholders’ Equity	125,824	117,225	107,244	93,059	75,062

(1)	All periods presented include the weighted average shares and common equivalents related to certain stock options. In June 2002, we consummated a five-for-four split of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2)	Reflects the adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” on January 1, 2002, which resulted in our goodwill and broadcast licenses no longer being amortized for the years ended December 31, 2005, 2004, 2003 and 2002. Proforma net income, basic and diluted earnings per share for the year ended December 31, 2001 for the adoption of SFAS 142, was $10,580; $.52; and $.51, respectively.

(3)	Reflects the results of WINA, WWWV, WQMZ, WISE and KXTS-LP acquired in January 2005; WQNY, WYXL, WNYY and WHCU acquired in June 2005; and WVAX acquired in November 2005.

(4)	Reflects the results of Minnesota News Network and Minnesota Farm Network, acquired in March 2004; WRSI, WPVQ and WRSY acquired in April 2004; WXTT acquired in July 2004; and the disposition of WJQY in August 2004.

(5)	Reflects the results of WOXL-AM, acquired in March 2003; WODB, acquired in March 2003 and the results of a time brokerage agreement (“TBA”) for WODB which began in January 2003; the disposition of WVKO in May 2003 and the results of the buyer brokering time on WVKO under a TBA which began in January 2003; WINQ acquired in April 2003, and the results of a TBA for WINQ, which began in February 2003; the disposition of WLLM in April 2003; WJZA and WJZK acquired in October 2003; the results of a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement for KFJX, which began in October 2003; WVAE acquired in November 2003 and the results of a TBA for WVAE which began in August 2003; and WQEL and WBCO acquired in December 2003 and the results of a TBA for WQEL and WBCO which began in October 2003.

(6)	Reflects the results of WKNE, WKBK and WKVT AM/FM, acquired in May 2002; WOQL and WZBK, acquired in July 2002; KDEZ, KDXY, KJBX, WEGI and WJQY, acquired in November 2002 and the results of a TBA for WOXL-FM and WISE, which began in November 2002.

(7)	Reflects the results of WCVQ, WVVR, WZZP, WKFN and WJQI, acquired in February 2001; WHAI and WHMQ, acquired in April 2001; and KMIT and KUQL, acquired in July 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily based on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all eighty-seven of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations.

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

Most advertising contracts are short-term, and generally run only for a few weeks to a few months. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2005, 2004 and 2003, approximately 85%, 84% and 81%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent national advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

Historically, our radio stations in the Columbus, Ohio, Manchester, New Hampshire, Milwaukee, Wisconsin, and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the years ended December 31, 2005, 2004 and 2003, these markets when combined, represented approximately 75%, 73% and 81%, respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. Total radio advertising dollars available in the Columbus, Ohio and Norfolk, Virginia markets have resulted in a decline in our revenue and related operating income in our radio stations there. We anticipate that this decline is temporary in nature. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated
	Operating Income
	for the Years Ended
	December 31,
	2005	2004	2003

Market:
Columbus, Ohio	13%	12%	17%
Manchester, New Hampshire	15%	14%	15%
Milwaukee, Wisconsin	33%	32%	32%
Norfolk, Virginia	14%	15%	17%

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market- level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.

During the years ended December 31, 2005, 2004 and 2003, the radio stations in our four largest markets when combined, represented approximately 48%, 52% and 58%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years Ended
	December 31,
	2005	2004	2003

Columbus, Ohio	9%	9%	12%
Manchester, New Hampshire	9%	10%	11%
Milwaukee, Wisconsin	21%	22%	23%
Norfolk, Virginia	9%	11%	12%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2005, 2004 and 2003, approximately 79%, 80% and 79%, respectively, of our gross television segment revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2005, 2004 and 2002.

Consolidated Results of Operations

				2005 vs. 2004		2004 vs. 2003
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2005	2004	2003	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$140,790	$134,644	$121,297	$6,146	4.6%	$13,347	11.0%
Station operating expense	104,411	94,914	86,083	9,497	10.0%	8,831	10.3%
Corporate G&A	8,174	8,343	6,649	(169)	(2.0%)	1,694	25.5%
Impairment of intangible assets	1,168	—	—	1,168	N/M	—	—

Operating income	27,037	31,387	28,565	(4,350)	(13.9%)	2,822	9.9%
Interest expense	7,586	4,522	4,779	3,064	67.8%	(257)	(5.4)%
Other expense	2,668	32	1,131	2,636	N/M	(1,099)	(97.2)%
Income taxes	6,217	10,991	8,771	(4,774)	(43.4%)	2,220	25.3%

Net income	$10,566	$15,842	$13,884	$(5,276)	(33.3%)	$1,958	14.1%

Earnings per share:
Basic	$.52	$.76	$.67	$(.24)	(31.6%)	$.09	13.4%

Diluted	$.51	$.75	$.65	$(.24)	(32.0%)	$.10	15.4%

Radio Broadcasting Segment

				2005 vs. 2004		2004 vs. 2003
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2005	2004	2003	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$125,597	$120,191	$109,065	$5,406	4.5%	$11,126	10.2%
Station operating expense	90,967	82,053	74,914	8,914	10.9%	7,139	9.5%
Impairment of intangible assets	890	—	—	890	N/M	—	—

Operating income	$33,740	$38,138	$34,151	$(4,398)	(11.5%)	$3,987	11.7%

Television Broadcasting Segment

				2005 vs. 2004		2004 vs. 2003
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2005	2004	2003	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$15,193	$14,453	$12,232	$740	5.1%	$2,221	18.2%
Station operating expense	13,444	12,861	11,169	583	4.5%	1,692	15.2%
Impairment of intangible assets	278	—	—	278	N/M	—	—

Operating income	$1,471	$1,592	$1,063	$(121)	(7.6%)	$529	49.8%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

Year Ended December 31, 2005:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Year Ended December 31, 2004:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

Year Ended December 31, 2003:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$109,065	$12,232	$—	$121,297
Station operating expense	74,914	11,169	—	86,083
Corporate general and administrative	—	—	6,649	6,649

Operating income (loss)	$34,151	$1,063	$(6,649)	$28,565

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated

For the year ended December 31, 2005 net operating revenue was $140,790,000 compared with $134,644,000 for the year ended December 31, 2004, an increase of $6,146,000 or 5%. Approximately $7,330,000 in our radio segment or 119% of the increase was attributable to revenue generated by stations, which we did not own or operate for the entire comparable period in 2004. Net operating revenue generated by stations we owned and operated for the entire comparable period (“same station”) decreased by approximately 1% or $1,184,000. The decrease in same station revenue was attributable to a decrease in net same station political revenue of approximately 87% and a decrease in net same station national revenue of approximately $1,079,000 or 5% offset by an increase in same station local revenue of approximately 2,514,000 or 2%.

Station operating expense increased by $9,497,000 or 10% to $104,411,000 for the year ended December 31, 2005, compared with $94,914,000 for the year ended December 31, 2004. Of the total increase, approximately $6,548,000 in our radio segment or 69% was the result of the impact of the operation of stations, which were not owned or operated by us for the entire comparable period in 2004. The remaining balance of the increase in station operating expense of $2,949,000 represents a total increase in station operating expense of 3% on a same station basis, as a result of an increase in programming expenses due to increased competitive pressures in several of our radio markets, an increase in station general and administrative expense of approximately $950,000 primarily as a result of a 14% increase in health care costs and increase in depreciation and amortization expense of approximately $355,000.

Operating income for the year ended December 31, 2005 was $27,037,000 compared to $31,387,000 for the year ended December 31, 2004, a decrease of $4,350,000 or 14%. The decrease was the result of the increase in net operating revenue, a decrease in corporate general and administrative charges of approximately $169,000 or 2%, offset by the increase in station operating expense as discussed above and $1,168,000 impairment charges related to the goodwill and broadcast license values recorded in our Jonesboro, Arkansas radio market and Greenville, Mississippi television market during the fourth quarter of 2005.

We generated net income in the amount of approximately $10,566,000 ($0.51 per share on a fully diluted basis) during the year ended December 31, 2005 compared with $15,842,000 ($0.75 per share on a fully diluted basis) for the year ended December 31, 2004, a decrease of approximately $5,276,000 or 33%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense and other expense of approximately $3,064,000 and $2,636,000 respectively offset by a $4,774,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $1,087,000 and higher interest rates over the prior year of approximately $1,977,000. The increase in other expense was primarily the result of losses recognized on the disposition of assets including approximately $1,300,000 relating to a television tower made obsolete by our DTV conversion in Victoria, Texas, and approximately $500,000 from the sale of land in Columbus, Ohio. The decrease in income tax expense was primarily attributable to our operating performance and a tax benefit from the sale of the Columbus land of approximately $700,000 in the fourth quarter as the gain for tax purposes was offset against a capital loss carry forward that was expiring at the end of the year reducing our effective tax rate by approximately 4%.

Radio Segment

For the year ended December 31, 2005, net operating revenue in the radio segment was $125,597,000 compared with $120,191,000 for the year ended December 31, 2004, an increase of $5,406,000 or 5%. Approximately $7,330,000 or 136% of the increase was attributable to revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2004. Net operating revenue generated by radio stations and radio networks that we owned and operated for the entire comparable period decreased by approximately 2% or $1,924,000. This decrease was primarily the result of a $1,840,000 or 83% decrease in same station net political revenue and a $1,321,000 or 7% decrease in same station national revenue offset by an increase in same station net local revenue of approximately $802,000 or 1%. The decreases in national revenue were primarily attributable to several markets where we have experienced competitive pressure.

Station operating expense (i.e., programming, technical, selling and station general and administrative expenses) in our radio segment increased by $8,914,000 or 11% to $90,967,000 for the year ended December 31, 2005, compared with $82,053,000 for the year ended December 31, 2004. Of the total increase, approximately $6,548,000 or 73% was the result of the impact of the operation of stations that we did not own or operate for the comparable period in 2004. Station operating expense increased by approximately $2,366,000 or 3% on a same station basis, which was directly attributable to an increase in programming expenses as a result of competitive pressures in several of our radio markets, an increase in station general and administrative expense of approximately $647,000 primarily as a result of a 16% increase in health care costs and an increase in depreciation and amortization expense of approximately $306,000.

Operating income in the radio segment for the year ended December 31, 2005 was $33,740,000 compared to $38,138,000 for the year ended December 31, 2004, a decrease of approximately $4,398,000 or 12% The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense as discussed above and $890,000 impairment charge related to the goodwill value in our Jonesboro, Arkansas market which was recorded during the fourth quarter of 2005 as a result of our annual impairment test.

Television Segment

For the year ended December 31, 2005, net operating revenue in the television segment was $15,193,000 compared with $14,453,000 for the year ended December 31, 2004, an increase of $740,000 or 5%. The majority of the improvement in net operating revenue was attributable to the Fox affiliate in Joplin, Missouri that went on the air in October 2003.

Station operating expense in our television segment increased by $583,000 or 5% to $13,444,000 for the year ended December 31, 2005, compared with $12,861,000 for the year ended December 31, 2004. The station operating expense increases were attributable to increases in general and administrative expenses and a $49,000 or 3% increase in depreciation expense.

Operating income in the television segment for the year ended December 31, 2005 was $1,471,000 compared to $1,592,000 for the year ended December 31, 2004, a decrease of approximately $121,000 or 8%. The decrease was the result of the increase in net operating revenue offset by the increase in station operating expense as discussed above and $278,000 impairment charges related to the goodwill and broadcast license values recorded in our Greenville, Mississippi television station during the fourth quarter of 2005.

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

Operating income in the radio segment for the year ended December 31, 2004 was $38,138,000 compared to $34,151,000 for the year ended December 31, 2003, an increase of approximately $3,987,000 or 12%. The increase was the result of the increase in net operating revenue, offset by the increase in station operating expense.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of December 31, 2005 we had $148,911,000 of long-term debt outstanding (including the current portion of $7,000,000) and approximately $52,150,000 of unused borrowing capacity under our Credit Agreement. In January 2006 we used available cash to pay down $7,000,000 of outstanding debt.

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

In May 2005 we amended the Credit Agreement to reduce the interest rate margin for LIBOR and the Agent bank’s base rate. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the rate reset date (4.563% at December 31, 2005) plus 0.75% to 1.625% (1.375% to 2.0% as of December 31, 2004) or the Agent bank’s base rate plus 0% to 0.375% (0.125% to 0.75% as of December 31, 2004). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2005) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Periodically we enter into interest rate swap agreements to reduce our risk of rising interest rates. Our swap agreements, which expired in September, 2003, were used to convert the variable Eurodollar interest rate of a portion of our bank borrowings to a fixed interest rate. At December 31, 2005 and 2004 we had no interest rate swap agreements in place.

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate. At December 31, 2005 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2005 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement.

Sources and Uses of Cash

During the years ended December 31, 2005, 2004 and 2003, we had net cash flows from operating activities of $26,617,000, $30,004,000 and $27,382,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

During the year ended December 31, 2005 we borrowed $4,000,000 under the Credit Agreement for general corporate purposes

The following 2005 acquisitions were financed through funds generated from operations, $30,750,000 of additional borrowings under the Credit agreement and the re-issuance of approximately $4,588,000 of our Class A Common Stock from treasury:

•	On November 22, 2005 we acquired one AM station (WVAX-AM) serving Charlottesville, Virginia market for approximately $151,000. We financed this acquisition with funds generated from operations.

•	Effective June 1, 2005 we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,610,000. We financed this acquisition with funds generated from operations and additional borrowings of approximately $11,000,000 under our Credit Agreement and the re-issuance of approximately $2,602,000 of our Class A common stock

•	Effective January 1, 2005 we acquired one AM and two FM radio stations (WINA-AM, WWWV-FM and WQMZ-FM) serving the Charlottesville, Virginia market for approximately $22,490,000. We financed this acquisition with funds generated from operations and additional borrowings of approximately $19,750,000 under our Credit Agreement and the re-issuance of approximately $1,986,000 of our Class A common stock.

•	Effective January 1, 2005, we acquired one AM radio station (WISE-AM) serving the Asheville, North Carolina market, for approximately $2,192,000 with funds generated from operations.

•	Effective January 1, 2005 we acquired a low power television station (KXTS-LP) serving Victoria, Texas market for approximately $268,000 with funds generated from operations.

In addition, the following transaction was pending at December 31, 2005 which we expect to finance through funds generated from operations or additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested, however we expect close on the acquisition when all required approvals have been obtained.

The following acquisitions in 2004 were financed through funds generated from operations:

•	On March 1, 2004 we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000 in cash.

•	On April 1, 2004 we acquired three FM radio stations (WRSI-FM, WPVQ-FM and WRSY-FM), serving the Springfield, Massachusetts, Greenfield, Massachusetts and Brattleboro, Vermont markets, respectively, for approximately $7,220,000 in cash.

•	On July 1, 2004 we acquired an FM radio station (WXTT-FM) serving the Champaign, Illinois market, for approximately $3,272,000 in cash.

•	On August 10, 2004 we sold an AM radio station (WJQY-AM) serving the Springfield, Tennessee market for approximately $150,000 in cash.

We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. See Item 1. Business — Strategy.

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we are authorized to purchase up to a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2005, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000. During the year ended December 31, 2005 we repurchased an aggregate of 489,325 shares for approximately $7,433,000.

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

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2005 were approximately $10,426,000 ($11,098,000 in 2004). We anticipate capital expenditures in 2006 to be approximately $9,000,000 to $9,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts.

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations (2)	$148,911	$—	$47,850	$101,061	$—
Operating Leases	7,217	1,554	2,002	832	2,829
Purchase Obligations (3)	50,932	26,480	18,326	5,486	640
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$207,060	$28,034	$68,178	$107,379	$3,469

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $147,850,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,061,000 (see Note 10 of our consolidated financial statements).

(3)	(a) Includes $8,000,000 of commitment to acquire radio station WOXL.

(b) Includes $16,250,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian.

(c) Includes $26,682,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our average reserves have been approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2005, from 4.45% to 5.45% or from $1,071,000 to $1,312,000 would result in a decrease in net income of $142,000, net of taxes for the year ended December 31, 2005.

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

Broadcast Licenses and Goodwill:  We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2005 represents 62% of our total assets. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related market or segment.

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

We test our goodwill and broadcast licenses for impairment as of October 1 of each year by comparing their fair value to the related carrying value as of that date. The results of these tests indicated an impairment charge of the carrying value of goodwill and broadcast licenses of approximately $1,168,000 during the fourth quarter 2005. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in additional impairment of intangible assets in the future.

Litigation and Contingencies:  We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% higher in 2005 than actually incurred in 2005, our interest expense, would increase and income before taxes would decrease by $1,505,000 ($1,241,000 in 2004). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements, if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. SFAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Shared-Based Payment Awards”. This election provides for alternative transition methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”). The purpose of the APIC pool is to determine the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123®. The APIC pool will also have an impact on the computation of diluted net income per share. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position.

On March 30, 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on our results of operations and financial position.

On December 16, 2004 the FASB issued FASB Statement No. 123(R) Share-Based Payment, which significantly changes the accounting for all share-based payments to employees, including grants of employee stock options, by requiring us to recognized in the financial statement using a suggested method different than the method that we currently use to determine the fair value of options. The pronouncement is effective as of our interim period beginning July 1, 2005. Effective January 1, 2006, we will adopt SFAS 123(R) in accounting for share-based awards under the modified prospective approach, which will have a material impact in our results of operations. At December 31, 2005, substantially all of our options are vested, and the pretax expense expected to be recorded in 2006 related to stock options outstanding at December 31, 2005 is approximately $300,000. We are unable to quantify the impact of the adoption of the pronouncement for future years, as the impact will be affected by many factors, including the future grants of share-based payments and future exercises of grants previously issued. See Note 1 for a discussion of our current treatment of share-based compensation and the effect for the year ended December 31, 2005.

On September 29, 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 — Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141. For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle. The provisions of this Staff Announcement did not have an impact on our results of operations and financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Saga Communications, Inc. and our report dated March 7, 2006 expressed an unqualified opinion thereon.

Detroit, Michigan
March 7, 2006

Item 9B. Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

“Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2006 are incorporated by reference herein. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation

“Executive Compensation” and “Corporate Governance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2006 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2006 is hereby incorporated by reference herein. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

“Certain Business Relationships and Transactions with Directors and Management” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2006 is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

“Proposal to Ratify Appointment of Registered Public Accounting Firm” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2006 is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Account Firm Consolidated Financial Statements:

 —  Consolidated Balance Sheets as of December 31, 2005 and 2004

 —  Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

—	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

 —  Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

Detroit, Michigan
March 7, 2006

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$15,168	$9,113
Accounts receivable, less allowance of $1,071 ($922 in 2004)	22,998	23,692
Prepaid expenses and other current assets	3,621	2,447
Barter transactions	1,381	1,312
Deferred taxes	594	1,060

Total current assets	43,762	37,624
Net property and equipment	69,669	66,364
Other assets:
Broadcast licenses, net	148,925	130,110
Goodwill, net	48,762	37,133
Other intangibles, deferred costs and investments, net of accumulated amortization of $11,433 ($9,666 in 2004)	7,747	8,923

Total other assets	205,434	176,166

	$318,865	$280,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$2,128
Accrued expenses:
Payroll and payroll taxes	7,063	7,066
Other	4,145	4,971
Barter transactions	1,691	1,681
Current portion of long-term debt	7,000	—

Total current liabilities	21,144	15,846
Deferred income taxes	26,174	23,083
Long-term debt	141,911	121,161
Broadcast program rights	1,748	1,119
Other	2,064	1,720
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 18,792 issued and outstanding (18,699 in 2004)	188	187
Class B common stock, $.01 par value, 3,500 shares authorized, 2,369 issued and outstanding (2,360 in 2004)	24	24
Additional paid-in capital	48,639	48,387
Retained earnings	88,685	78,119
Accumulated other comprehensive income	—	60
Treasury stock (694 shares in 2005 and 531 in 2004, at cost)	(11,002)	(9,552)
Unearned compensation on restricted stock	(710)	—

Total stockholders’ equity	125,824	117,225

	$318,865	$280,154

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net operating revenue	$140,790	$134,644	$121,297
Station operating expense	104,411	94,914	86,083
Corporate general and administrative	8,174	8,343	6,649
Impairment of intangible assets	1,168	—	—

	113,753	103,257	92,732

Operating income	27,037	31,387	28,565
Other expenses:
Interest expense	7,586	4,522	4,779
Other	2,668	32	1,131

Income before income tax	16,783	26,833	22,655
Income tax provision:
Current	2,627	6,854	5,177
Deferred	3,590	4,137	3,594

	6,217	10,991	8,771

Net income	$10,566	$15,842	$13,884

Basic earnings per share	$.52	$.76	$.67

Weighted average common shares	20,482	20,752	20,817

Diluted earnings per share	$.51	$.75	$.65

Weighted average common and common equivalent shares	20,675	21,167	21,301

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003

							Accumulated
							Other			Total
	Class A		Class B		Additional		Comprehensive		Deferred	Stock-
	Common Stock		Common Stock		Paid-In	Retained	Income	Treasury	Compen-	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss)	Stock	sation	Equity
	(In thousands)

Balance at January 1, 2003	18,499	$185	2,360	$24	$45,649	$48,393	$(464)	$(728)	$—	$93,059
Comprehensive income:
Net income						13,884				13,884
Change in fair value of derivatives, net of tax							464			464
Change in market value of securities, net of tax							29			29

Total comprehensive income										14,377
Net proceeds from exercised options	93	1			1,220			(844)		377
Acquisition of broadcast properties					234			829		1,063
Purchase of shares held in treasury								(2,007)		(2,007)
Employee stock purchase plan					104			271		375

Balance at December 31, 2003	18,592	$186	2,360	$24	$47,207	$62,277	$29	$(2,479)	$—	$107,244
Comprehensive income:
Net income						15,842				15,842
Change in market value of securities, net of tax							31			31

Total comprehensive income										15,873
Net proceeds from exercised options	107	1			1,214					1,215
Purchase of shares held in treasury								(7,522)		(7,522)
Employee stock purchase plan					(34)			449		415

Balance at December 31, 2004	18,699	$187	2,360	$24	$48,387	$78,119	$60	$(9,552)	$—	$117,225
Comprehensive income:
Net income						10,566				10,566
Change in market value of securities, net of tax							2			2
Gain realized on sale of securities, net of tax							(62)			(62)

Total comprehensive income										10,506
Net proceeds from exercised options	42				496					496
Issuance of restricted stock	51	1	9		851				(852)	—
Acquisition of broadcast properties					(1,011)			5,599		4,588
Amortization of deferred compensation									142	142
Purchase of shares held in treasury								(7,433)		(7,433)
Employee stock purchase plan					(84)			384		300

Balance at December 31, 2005	18,792	$188	2,369	$24	$48,639	$88,685	$—	$(11,002)	$(710)	$125,824

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
		(In thousands)

Cash flows from operating activities:
Net income	$10,566	$15,842	$13,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,040	7,252	7,002
Impairment of intangible assets	1,168	—	—
Barter revenue, net of barter expenses	(239)	251	(367)
Broadcast program rights amortization	535	484	366
Deferred taxes	3,590	4,137	3,594
Loss (gain) on sale of assets	2,668	32	(75)
Deferred and other compensation	206	172	175
Amortization of deferred compensation	142	—	—
Amortization of deferred costs	316	270	1,444
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaids	683	(512)	(890)
Payments for broadcast program rights	(530)	(504)	(356)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,528)	2,580	2,605

Total adjustments	16,051	14,162	13,498

Net cash provided by operating activities	26,617	30,004	27,382
Cash flows from investing activities:
Acquisition of property and equipment	(10,426)	(11,098)	(8,118)
Increase in other intangibles and other assets	(599)	(2,433)	(543)
Acquisition of broadcast properties	(31,729)	(13,611)	(24,424)
Proceeds from sale and disposal of assets	1,835	1,070	465

Net cash used in investing activities	(40,919)	(26,072)	(32,620)
Cash flows from financing activities:
Proceeds from long-term debt	34,750	1	128,600
Payments on long-term debt	(7,000)	(45)	(113,683)
Payments for debt issuance costs	(200)	—	(1,899)
Purchase of shares held in treasury	(7,433)	(7,522)	(2,007)
Net proceeds from exercise of stock options	240	981	119

Net cash provided by (used in) financing activities	20,357	(6,585)	11,130

Net increase (decrease) in cash and cash equivalents	6,055	(2,653)	5,892
Cash and cash equivalents, beginning of year	9,113	11,766	5,874

Cash and cash equivalents, end of year	$15,168	$9,113	$11,766

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2005 we owned or operated eighty-seven radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we do not believe that the ultimate settlement of any amounts reported will materially affect our financial position or results of future operations, actual results may differ from estimates provided.

Concentration of Risk

Historically our top five markets when combined represented 43%, 47% and 50% of our net operating revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Concentration of Credit Risk

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Financial Instruments

We account for derivatives and hedging activities in accordance with Statements of Financial Accounting Standards “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings (see Note 3).

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at fair market value. During the year ended December 31, 2005, we realized a gain on sale of securities of approximately $97,000. Unrealized gains, net of related taxes, for the years ended December 31, 2004 and 2003 of $31,000 and $29,000, respectively, were reported as a component of accumulated other comprehensive income of stockholders’ equity. We have no marketable securities at December 31, 2005 (see Note 3).

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2005.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2005, 2004 and 2003 was as follows:

	Balance	Charged	Write Off
	at	to Costs	Uncollectible	Balance at
	Beginning of	and	Accounts, Net	End of
Year Ended	Period	Expenses	of Recoveries	Period
	(In thousands)

December 31, 2005	$922	$700	$(551)	$1,071
December 31, 2004	979	539	(596)	922
December 31, 2003	932	776	(729)	979

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

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2005	2004
		(In thousands)

Land and land improvements	—	$10,129	$10,592
Buildings	31.5 years	26,723	24,003
Towers and antennae	7-15 years	24,764	23,839
Equipment	3-15 years	65,429	64,837
Furniture, fixtures and leasehold improvements	7-20 years	6,639	7,431
Vehicles	5 years	3,524	2,791

		137,208	133,493
Accumulated depreciation		(67,539)	(67,129)

Net property and equipment		$69,669	$66,364

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $7,588,000, $6,910,000 and $6,544,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Under SFAS No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests which are conducted annually, or more frequently if impairment indicators arise.

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

In accordance with SFAS 142 we perform our impairment test of goodwill and broadcast licenses as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date (see Note 2).

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2005, 2004 and 2003, we recognized interest expense related to the amortization of debt issuance costs of $316,000, $270,000 and $238,000, respectively. At December 31, 2005 and 2004 the net book value of deferred costs were $1,418,000 and $1,804,000, respectively, and were presented in other intangibles, deferred costs and investments.

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

Treasury Stock

We have a Stock Buy-Back Program (the “Buy-Back Program”) which allows us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2005, we have repurchased 1,473,689 shares of our Class A common stock for approximately $22,600,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2005, 2004 and 2003, we acquired 489,325 shares at an average price of $15.19 per share, 419,700 shares at an average price of $17.92 per share and 155,600 shares at an average price of $18.32 per share, respectively. During 2005, we issued 326,254 shares of Treasury Stock in connection with our acquisition of broadcast properties and our employee stock purchase plan. During 2004, we issued

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

23,546 shares of Treasury Stock in connection with our employee stock purchase plan. During 2003, we issued 75,871 shares of Treasury Stock in connection with our acquisition of broadcast properties and our employee stock purchase plan.

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing.

Time Brokerage Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) in certain markets. In a typical TBA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s under SFAS No. 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s are included in the accompanying Consolidated Statements of Income.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $7,942,000, $8,040,000 and $7,108,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Based Compensation

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock option equals or exceeds the market price of the underlying stock on the grant date, no compensation expense is recognized.

SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method. Accordingly, we have continued to elect to account for employee stock options under APB 25 and its related interpretations.

SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Pro forma information regarding net income and earnings per share is required by SFAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value of our stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest rates of 4.0%, 3.7% and 3.4%; a dividend yield of 0%; expected volatility of 30.1%, 31.1% and 32.2%, and a weighted average expected life of the options of 7 years, respectively. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2005, 2004 and 2003 was approximately $5.79, $7.87 and $7.88, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 19, 2005, with the Board of Directors and the Compensation Committee of the Board of Directors approval, we accelerated the vesting of (i) unvested options relating to 112,744 shares granted under our 1992 Stock Option Plan, and (ii) unvested options relating to 149,219 shares granted to non-executive officers under our 2003 Stock Option Plan. All such options were “out-of-the-money” as of the close of business on December 16, 2005 and became exercisable as of the close of business on December 19, 2005.

On December 19, 2005, with the Board of Directors and the Compensation Committee of the Board of Directors approval, we also offered to buy back and cancel all 879,121 options granted to executive officers under the Company’s 2003 Stock Option Plan for the payment of $0.10 per share, a price determined after consulting an independent valuation firm, in return for the cancellation of such options. All of such options were out-of-the-money as of the close of business on December 16, 2005. We recognized the $87,912 associated with the cancellation of options as compensation expense in 2005.

The decision to accelerate the vesting of, and to buyback and cancel the above referenced respective stock options, was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following our adoption in the first quarter of 2006 of Statement of Financial Accounting Standards No. 123(R) “Shared- Based Payment”— SFAS 123(R), see Recent Accounting Pronouncements for further discussion. The acceleration of vesting on unvested options did not impact the computation of earnings per share for the year ended December 31, 2005. Additional expense of $2,692,000 (net of tax) associated with the acceleration and cancellation was included in the pro forma disclosure at December 31, 2005.

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

Effective January 1, 2006, we will adopt SFAS 123(R) in accounting for share-based awards under the modified prospective approach, which will have a significant impact on our results of operations. At December 31, 2005, substantially all of our options are vested, and the pretax expense expected to be recorded in 2006 related to stock options outstanding at December 31, 2005 is approximately $300,000. We are unable to quantify the impact of the adoption of the pronouncement for future years, as the impact will be affected by many factors, including the future grants of share-based payments and future exercises of grants previously issued.

For purposes of the pro forma disclosures required under SFAS 148, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2005	2004	2003
	(In thousands, except per share data)

Net income, as reported	$10,566	$15,842	$13,884
Add back: stock based compensation cost, net of tax	137	51	48
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(4,544)	(2,007)	(2,028)

Pro forma net income	$6,159	$13,886	$11,904

Pro forma earnings per share:
Basic	$.30	$.67	$.57

Diluted	$.30	$.66	$.56

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Numerator:
Net income available to common stockholders	$10,566	$15,842	$13,884

Denominator:
Denominator for basic earnings per share — weighted average shares	20,482	20,752	20,817
Effect of dilutive securities:
Stock options	193	415	484

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	20,675	21,167	21,301

Basic earnings per share	$.52	$.76	$.67

Diluted earnings per share	$.51	$.75	$.65

Recent Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. SFAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This election provides for alternative transition methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”). The purpose of the APIC pool is to determine the excess tax benefits related to share-based payment awards that will be available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The APIC pool will also have an impact on the computation of diluted earnings per share. We are currently evaluating the provisions of this pronouncement to determine the impact on our results of operations and financial position.

On March 30, 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on our results of operations and financial position.

On September 29, 2004, the Securities and Exchange Commission Staff (“SEC”) made an announcement regarding the Use of the Residual Method to Value Acquired Assets Other than Goodwill (“Topic D-108”). The SEC concluded that the use of the residual method does not comply with the requirements of FASB Statement No. 141 — Business Combinations, and accordingly, should no longer be used. Instead, a direct value method should be used to determine the fair value of all intangible assets required to be recognized under Statement 141. For companies that have applied the residual value method to the valuation of intangible assets, including the use of the residual value method to test impairment of indefinite-lived intangible assets, Topic D-108 becomes effective in fiscal years beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method will be reported as a non-cash charge related to the cumulative effect of a change in accounting principle. The provisions of this Staff Announcement did not have a material impact on our results of operations and financial position.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Broadcast Licenses, Goodwill and Other Intangibles Assets

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

We completed the impairment tests for our broadcast licenses and goodwill as of October 1, 2005. As a result of the impairment tests we recorded an impairment charge of approximately $1,168,000 related to our Jonesboro, AR radio market and Greenville, MS television market. We estimated the fair value of those markets intangible assets with the assistance of an independent third-party valuation company. We tested the broadcast licenses and goodwill for impairment as of October 1, 2004 and no impairment was indicated. See Note 13 for impairment charges by segment.

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

Broadcast licenses

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2005 and 2004 as follows:

	Gross
	Carrying	Accumulated	Impairment	Net
	Amount	Amortization	Charges	Amount
	(In thousands)

Balance at December 31, 2003	$131,844	$8,187	$—	$123,657
Acquisitions	6,453	—	—	6,453

Balance at December 31, 2004	$138,297	$8,187	$—	$130,110
Acquisitions	19,066	—	—	19,066
Impairment charge	—	—	(251)	(251)

Balance at December 31, 2005	$157,363	$8,187	$(251)	$148,925

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

We have recorded the changes to goodwill for each of the years ended December 31, 2005 and 2004 as follows:

	Gross
	Carrying	Accumulated	Impairment	Net
	Amount	Amortization	Charges	Amount
	(In thousands)

Balance at December 31, 2003	$43,930	$13,091	$—	$30,839
Acquisitions	6,294	—	—	6,294

Balance at December 31, 2004	$50,224	$13,091	$—	$37,133
Acquisitions	12,546	—	—	12,546
Impairment charge	—	—	(917)	(917)

Balance at December 31, 2005	$62,770	$13,091	$(917)	$48,762

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2005 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,419	$146
Favorable lease agreements	5,849	5,023	826
Other Intangibles	1,498	1,310	188

Total amortizable intangible assets	$11,912	$10,752	$1,160

We have recorded amortizable intangible assets at December 31, 2004 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,370	$195
Favorable lease agreements	5,733	4,831	902
Other Intangibles	100	100	—

Total amortizable intangible assets	$10,398	$9,301	$1,097

Aggregate amortization expense for these intangible assets for the years ended December 31, 2005, 2004 and 2003, was $1,452,000, $342,000 and $458,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is approximately $367,000, $200,000, $101,000, $37,000 and $37,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Total Comprehensive Income and Accumulated Other Comprehensive Income

Total comprehensive income consists of:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net income	$10,566	$15,842	$13,884
Accumulated other comprehensive income:
Change in fair value of derivative instruments net of taxes of $0, $0 and $250, respectively	—	—	464
Change in market value of securities net of taxes of $1, $19 and $15, respectively	2	31	29
Gain realized on sale of securities, net of taxes of $35	(62)	—	—

Total comprehensive income	$10,506	$15,873	$14,377

Accumulated comprehensive income consisted of marketable securities as follows (in thousands):

Balance at January 1, 2004	$29
Change in market value of securities, net of $19 taxes	31

Balance at December 31, 2004	60
Change in market value of securities, net of $1 taxes	2
Gain realized on sale of securities, net of taxes of $35	(62)

Balance at December 31, 2005	$—

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(In thousands)

Credit Agreement:
Reducing revolver facility	$147,850	$120,100
Secured debt of affiliate	1,061	1,061

	148,911	121,161
Amounts paid within one year	7,000	—

	$141,911	$121,161

Future maturities of long-term debt are as follows:

Year Ending
December 31,	(In thousands)

2006	$7,000
2007	850
2008	40,000
2009	51,061
2010	50,000
Thereafter	—

$148,911

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2010. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $52,150,000 of unused borrowing capacity under the Credit Agreement at December 31, 2005. In January 2006 we used available cash to pay down $7,000,000 of outstanding debt.

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

In May 2005, we amended the Credit Agreement to reduce the interest rate margin for LIBOR and the Agent bank’s base rate. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (4.563% at December 31, 2005) plus 0.75% to 1.625% (1.375% to 2.0% as of December 31, 2004) or the Agent bank’s base rate plus 0% to 0.375% (0.125% to 0.75% as of December 31, 2004). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2005) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more constrictive over the life of the Credit Agreement. The Credit Agreement prohibits the payment of dividends without the banks’ prior consent.

5.	Supplemental Cash Flow Information

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash paid during the period for:
Interest	$8,032	$3,955	$4,077
Income taxes	3,506	5,872	4,670
Non-cash transactions:
Barter revenue	$4,447	$3,755	$3,702
Barter expense	4,208	4,006	3,335
Acquisition of property and equipment	75	61	94

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Fair value of assets acquired	$39,054	$14,359	$27,591
Cash paid	(31,729)	(13,611)	(24,424)
Issuance of restricted stock	(4,588)	—	(1,063)

Debt and liabilities assumed	$2,737	$748	$2,104

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax liabilities:
Property and equipment	$7,724	$9,052
Intangible assets	19,334	14,942
Prepaid expenses	588	—

Total deferred tax liabilities	27,646	23,994
Deferred tax assets:
Allowance for doubtful accounts	418	357
Compensation	1,389	1,201
Other accrued liabilities	230	273
Loss carry forwards	112	595

	2,149	2,426
Less: valuation allowance	83	455

Total net deferred tax assets	2,066	1,971

Net deferred tax liabilities	$25,580	$22,023

Current portion of deferred tax assets	$594	$1,060
Non-current portion of deferred tax liabilities	(26,174)	(23,083)

Net deferred tax liabilities	$(25,580)	$(22,023)

At December 31, 2005, we have state tax loss carry forwards of approximately $2,343,000, which will expire from 2018 to 2022. A capital loss carry forward of approximately $3,000 expired in 2005. During 2005, we utilized approximately $1,109,000 of the capital loss carry forward and $610,000 in state tax loss carry forwards and accordingly, the valuation allowances decreased by $372,000. At December 31, 2005, the valuation allowance for net deferred tax assets relates to state loss carry forwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Current:
Federal	$2,120	$5,725	$3,811
State	507	1,129	1,366

Total current	2,627	6,854	5,177
Total deferred	3,590	4,137	3,594

	$6,217	$10,991	$8,771

In addition, we realized tax benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax benefits were credited to additional paid-in capital in the amounts of approximately $44,000, $391,000 and $257,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Tax at U.S. statutory rates	$5,933	$9,391	$7,703
State taxes, net of federal benefit	755	1,624	1,419
Other, net	(99)	99	13
Reduction of valuation allowance on loss carry forwards	(372)	(123)	(364)

	$6,217	$10,991	$8,771

7.	Stock Based Compensation

On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan (the “2005” Plan) which replaces our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees. The number of shares of Common Stock that may be issued under the 2005 Plan may not exceed 500,000 shares of Class B Common Stock, 1,500,000 shares of Class A Common Stock of which up to 500,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 500,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee under the Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. Stock options granted under the 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Our 1992 Stock Option Plan (the “1992 Plan”) expired in December 2002. In 2003, we adopted the 2003 Stock Option Plan (the “2003 Plan”) pursuant to which our key employees, including directors who are employees, were eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. Options granted under the 2003 Plan were either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Options for Class A

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Common Stock could be granted to any employee of the Corporation. Options for Class B Common Stock could only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. With the approval of the 2005 Plan, the 2003 Plan was terminated as to future grants therefore the shares available for future grants under the 2003 Plan are no longer available.

In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) and amended on December 19, 2005 pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors’ retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. At December 31, 2005, approximately 164,000 shares of common stock are reserved for issuance under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options, shall be immediately vested and become exercisable at the written election of the director. The options expire on the earlier of (i) 10 years from the date of grant or (ii) the March 16th following the calendar year in which they first become exercisable. On January 31, 2006 a total of 13,242 options were issued under the Directors Plan in lieu of their directors’ retainer for the year ended December 31, 2005.

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for our employee and non-employee director stock options. Under APB 25, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation costs recognized in the income statement for stock based compensation awards to employees for the years ended December 31, 2005 was approximately $88,000, (none in 2004 and 2003). Total Directors fees recognized in the income statement for stock based compensation awards for the years ended December 31, 2005, 2004 and 2003, was approximately $144,000, $78,000 and $79,000, respectively.

During 2005 we issued 60,429 shares of restricted stock with the weighted-average grant date value of $14.25 to certain key employees under the 2005 Plan. At December 31, 2005, these awards, net of forfeitures, aggregated 59,728 shares. These shares are nontransferable and subject to forfeiture as prescribed by the Plan. Upon granting of these awards, we charge unearned compensation to stockholders’ equity for the market value at the date of grant and subsequently amortize over the periods during which the restrictions lapse, generally five years. During 2005 we recorded amortization of unearned compensation relating to restricted stock of approximately $142,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the three years ended December 31, 2005, 2004 and 2003:

			Weighted
			Average
	Number of	Exercise Price	Price per
	Options	per Share	Share

Options outstanding at January 1, 2003	1,824,874	$1.39 to $20.80	$12.44
Granted	1,006,016	19.22	19.22
Exercised	(92,828)	2.72 to 10.56	10.38
Forfeited	(3,401)	14.24 to 20.80	19.59

Options outstanding at December 31, 2003	2,734,661	$1.39 to $20.80	$14.99
Granted	101,153	19.31	19.31
Exercised	(107,372)	1.39 to 16.80	3.99
Forfeited	(7,438)	14.24 to 20.80	19.12

Options outstanding at December 31, 2004	2,721,004	$1.39 to $20.80	$15.58
Granted	271,941	13.80 to 14.70	14.25
Exercised	(28,278)	1.39 to 10.56	5.92
Forfeited	(895,717)	13.80 to 20.80	19.19

Options outstanding at December 31, 2005	2,068,950	$5.83 to $20.80	$13.97

The following summarizes the Directors Plan stock option transactions for the three years ended December 31, 2005:

			Weighted
			Average
	Number of	Exercise Price	Price per
	Options	per Share	Share

Options outstanding at January 1, 2003	14,237	$.005 to $.008	$.007
Granted	2,997	.010	.010
Exercised	—		—
Forfeited	—		—

Options outstanding at December 31, 2003	17,234	$.005 to $.010	$.008
Granted	4,277	.010	.010
Exercised	—		—
Forfeited	—		—

Options outstanding at December 31, 2004	21,511	$.005 to $.010	$.008

Granted	4,751	.010	.010
Exercised	(14,069)	.005 to .010	.008
Forfeited	—		—

Options outstanding at December 31, 2005	12,193	$.005 to $.010	.008

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes stock options exercisable and available for grant for the three years ended December 31, 2005:

		The Directors
	The Plan	Plan

Options exercisable at December 31:
2005	1,800,164	12,193
2004	1,576,797	21,511
2003	1,311,326	17,234
Available for grant at December 31:
2005	2,171,486	163,917
2004	896,764	168,667
2003	993,984	172,944

Stock options outstanding in the 1992, 2003 and 2005 Plans at December 31, 2005 are summarized as follows:

			Weighted
			Average
	Options	Options	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life

$5.83	9,762	9,762	0.5
$7.42	21,481	21,481	1.6
$10.56	709,178	709,178	2.6
$12.72	218,571	218,571	3.5
$13.80	133,361	0	9.4
$14.24	254,717	254,717	5.4
$14.70	135,425	0	9.5
$16.00	31,511	31,511	4.7
$16.80	186,487	186,487	4.4
$19.22	119,003	119,003	7.4
$19.31	97,271	97,271	8.4
$20.80	152,183	152,183	6.4

	2,068,950	1,800,164	4.9

Weighted Average
Exercise Price	$13.97	$13.93

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock options outstanding in the Directors Plan at December 31, 2005 are summarized as follows:

			Weighted
			Average
	Options	Options	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life

$0.005	495	495	2.1
$0.006	1,644	1,644	3.1
$0.008	6,095	6,095	5.2
$0.010	3,959	3,959	7.7

	12,193	12,193	5.6

Weighted Average
Exercise Price	$0.008	$0.008

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $391,000, $276,000 and $312,000 in 2005, 2004 and 2003, respectively, of which approximately $280,000, $220,000 and $245,000 represents our discretionary contributions in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. At December 31, 2005 approximately 1,438,000 shares are reserved for issuance under the ESPP. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation up to a maximum of $5,000 to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 21,445, 23,546 and 20,131 shares issued under the ESPP in 2005, 2004 and 2003, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2005, 2004 and 2003 was approximately $45,000, $63,000 and $56,000, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $302,000, $248,000 and $296,000, respectively. We have invested in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

9.	Acquisitions and Dispositions

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes.

Pending Acquisitions

On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisition when all required approvals are obtained.

2005 Acquisitions and Dispositions

On November 22, 2005, we acquired one AM station (WVAX-AM) serving Charlottesville, Virginia market for approximately $151,000.

Effective June 1, 2005, we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,610,000. We financed this transaction through funds generated from operations and additional borrowings of approximately $11,000,000 under our Credit Agreement and the re-issuance of approximately $2,602,000 of our Class A common stock.

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

Effective January 1, 2005 we acquired a low power television station (KXTS-LP) serving Victoria, Texas market for approximately $268,000.

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

On March 1, 2004, we acquired the Minnesota News Network and the Minnesota Farm Network for approximately $3,443,000.

2003 Acquisitions, Time Brokerage Agreements, Shared Services Agreements and Dispositions

On March 7, 2003, we entered into an agreement of understanding with Surtsey Media, LLC (an affiliate of Surtsey Productions, Inc. — “Surtsey”), whereby we have guaranteed up to $1,250,000 of the debt that Surtsey Media, LLC has incurred in closing on the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas. At December 31, 2005, there was $1,061,000 outstanding under this agreement. The station, a new full power Fox affiliate, went on the air for the first time on October 18, 2003. In consideration for our guarantee, Surtsey Media, LLC has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Time and Broker Agreement. Surtsey is a multi-media company that is 100% owned by the daughter of Edward K. Christian, our principal stockholder, President and CEO.

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

On November 17, 2003, we acquired an AM radio station (WVAE-AM) serving the Portland, Maine market for approximately $386,000. We began operating this station under the terms of a TBA on August 1, 2003.

On December 1, 2003, we acquired an FM and AM radio station (WQEL-FM and WBCO-AM) serving the Bucyrus, Ohio market for approximately $2,375,000. We began operating these stations under the terms of a TBA on October 1, 2003.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2005 Acquisitions

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2005 and 2004 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued Class A common stock of approximately $4,588,000, respectively.

Saga Communications, Inc.
Condensed Consolidated Balance Sheets
of 2005 and 2004 Acquisitions

	Acquisitions in
	2005	2004
	(In thousands)

Assets Acquired:
Current assets	$2,542	$650
Property and equipment	4,783	848
Other assets:
Broadcast licenses — Radio segment	18,909	6,453
Broadcast licenses — Television segment	157	—
Goodwill — Radio segment	12,479	6,294
Goodwill — Television segment	67	—
Other intangibles, deferred costs and investments	117	114

Total other assets	31,729	12,861

Total assets acquired	39,054	14,359

Liabilities Assumed:
Current liabilities	2,737	748

Total liabilities assumed	2,737	748

Net assets acquired	$36,317	$13,611

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2005 and 2004 assume the acquisitions and dispositions in 2005 and 2004 occurred as of January 1, 2004. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Years Ended
	December 31,
	2005	2004
	(In thousands, except per share data)

Consolidated Results of Operations:
Net operating revenue	$141,803	$142,743
Station operating expense	105,368	101,741
Corporate general and administrative	8,174	8,343
Impairment of intangible assets	1,168	—

Operating income	27,093	32,659
Interest expense	7,806	5,854
Other	2,653	(1)
Income tax expense	6,160	10,988

Net income	$10,474	$15,818

Basic earnings per share	$0.51	$.75

Diluted earnings per share	$0.50	$.74

	2005	2004
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$126,610	$128,290
Station operating expense	91,924	88,880
Impairment of intangible assets	890	—

Operating income	$33,796	$39,410

	2005	2004
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$15,193	$14,453
Station operating expense	13,444	12,861
Impairment of intangible assets	278	—

Operating income	$1,471	$1,592

Reconciliation of Pro Forma Segment Operating Income to Pro Forma Consolidated Operating Income

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2005:
Net operating revenue	$126,610	$15,193	$—	$141,803
Station operating expense	91,924	13,444	—	105,368
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,796	$1,471	$(8,174)	$27,093

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2004:
Net operating revenue	$128,290	$14,453	$—	$142,743
Station operating expense	88,880	12,861	—	101,741
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$39,410	$1,592	$(8,343)	$32,659

10.	Related Party Transactions

Acquisition of Stations from Affiliates of Directors

On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 plus an additional $500,000 if within five years of closing we obtain approval from the FCC for a city of license change. The radio station was owned by a company in which Robert Maccini, a member of our Board of Directors, is an officer and director of, and has a 33% voting ownership interest, and 26% non-voting ownership interest.

The ownership interest of Mr. Maccini was disclosed to our Board prior to its approval of the transaction. Mr. Maccini did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm’s length basis. We began operating this station under the terms of a TBA on February 1, 2003.

Commissions Paid to Affiliates of Directors

On March 1, 2004, in connection with our acquisition of the Minnesota News and Farm Networks for approximately $3,250,000, a company controlled by Gary Stevens, a member of our Board of Directors, received a brokerage commission of approximately $122,000 from the seller.

Principal Stockholder Employment Agreement

In March 2002, we entered into an employment agreement with Edward K. Christian our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement was $450,000 per year effective April 1, 2002, $500,000 per year effective January 1, 2003 and subject to annual cost of living increases effective January 1, 2004 ($530,000 effective January 1, 2005). The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. The agreement also provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2005 his average annual compensation, as defined by the employment agreement, was approximately $943,000.

Transactions with Affiliate and Other Related Party Transactions

In May 1999 we entered into a TBA with Surtsey Productions, a multimedia company owned by Edward K. Christian’s daughter. Surtsey owns a television station KVCT in Victoria, Texas. We operate KVCT under the terms of a TBA with Surtsey. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. Under the 16 year TBA, we pay fees of $3,000 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. Surtsey

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

leases office space in a building owned by us, and paid us rent of approximately $21,000 during the year ended December 31, 2005 and $33,000 during each of the years ended December 31, 2004 and 2003.

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power FOX affiliate. At December 31, 2005 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2005 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We paid fees under the agreements during 2005 of approximately $4,100 per month ($4,000 per month during 2004) plus accounting fees and reimbursement of expenses actually incurred in operating the station.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2005. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2005 was $1,720,000 ($1,633,000 and $1,564,000 for the years ended December 31, 2004 and 2003, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2005 (in thousands):

2006	$1,554
2007	1,156
2008	846
2009	493
2010	339
Thereafter	2,829

$7,217

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2005 (in thousands):

2006	$560
2007	541
2008	485
2009	407
2010	227
Thereafter	87

$2,307
Amounts due within one year (included in accounts payable)	560

$1,747

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

13.	Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Radio segment includes twenty-three markets, which includes all eighty-seven of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2005:
Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Depreciation and amortization	$7,075	$1,766	$199	$9,040

Total assets at December 31, 2005	$266,604	$31,092	$21,169	$318,865

Capital additions	$7,414	$2,285	$727	$10,426

Goodwill, net	$48,591	$171	$—	$48,762

Broadcast licenses, net	$136,736	$12,189	$—	$148,925

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2004:
Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

Depreciation and amortization	$5,337	$1,717	$198	$7,252

Total assets at December 31, 2004	$231,947	$31,277	$16,930	$280,154

Capital additions	$7,755	$3,064	$279	$11,098

Goodwill, net	$37,002	$131	$—	$37,133

Broadcast licenses, net	$117,827	$12,283	$—	$130,110

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2003:
Net operating revenue	$109,065	$12,232	$—	$121,297
Station operating expense	74,914	11,169	—	86,083
Corporate general and administrative	—	—	6,649	6,649

Operating income (loss)	$34,151	$1,063	$(6,649)	$28,565

Depreciation and amortization	$5,229	$1,574	$199	$7,002

Total assets at December 31, 2003	$215,135	$29,906	$17,302	$262,343

Capital additions	$4,403	$3,583	$132	$8,118

Goodwill, net	$30,708	$131	$—	$30,839

Broadcast licenses, net	$111,374	$12,283	$—	$123,657

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
			(In thousands, except per share data)

Net operating revenue	$31,830	$29,173	$37,554	$35,127	$35,961	$34,262	$35,445	$36,082
Station operating expenses	24,698	22,185	26,656	23,733	26,110	24,006	26,947	24,990
Corporate general and administrative	1,778	1,732	2,348	2,279	1,934	1,927	2,114	2,405
Impairment of intangible assets	—	—	—	—	—	—	1,168	—

Operating income	5,354	5,256	8,550	9,115	7,917	8,329	5,216	8,687
Other expenses:
Interest expense	1,623	1,095	1,806	1,085	2,082	1,036	2,075	1,306
Other	67	8	1,471	65	(35)	210	1,165	(251)

Income before income tax	3,664	4,153	5,273	7,965	5,870	7,083	1,976	7,632
Income tax provision	1,499	1,622	2,201	3,104	2,430	2,765	87	3,500

Net income	$2,165	$2,531	$3,072	$4,861	$3,440	$4,318	$1,889	$4,132

Basic earnings per share	$.10	$.12	$.15	$.23	$.17	$.21	$.09	$.20

Weighted average common shares	20,631	20,809	20,388	20,816	20,453	20,750	20,459	20,635

Diluted earnings per share	$.10	$.12	$.15	$.23	$.17	$.20	$.09	$.20

Weighted average common and common equivalent shares	20,941	21,281	20,596	21,285	20,631	21,116	20,546	20,983

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2006.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke Brown Clarke Brown	Director

/s/ Jonathan Firestone Jonathan Firestone	Director

/s/ Robert J. Maccini Robert J. Maccini	Director

/s/ Gary Stevens Gary Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	10	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	11	Bylaws, as amended March 12, 2004.
4(a)	1	Plan of Reorganization.
4(b)	6	Credit Agreement dated as of March 28, 2001 between the Company and Fleet National Bank, as Agent for the lenders and The Bank of New York, as syndication agent.
4(c)	9	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
10(a)	7	Employment Agreement of Edward K. Christian dated as of April 1, 2002. †
10(b)	3	Saga Communications, Inc. 1992 Stock Option Plan, as amended. †
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan. †
10(d)	2	Saga Communications, Inc. 1997 Non-Employee Director Stock Option Plan. †
10(d)(1)	12	Form of Stock Option Agreement for Participants in the Saga Communications, Inc 1997 Non-Employee Director Stock Option Plan.†
10(e)(1)	1	Promissory Note of Edward K. Christian dated December 10, 1992.
10(e)(2)	4	Amendment to Promissory Note of Edward K. Christian dated December 8, 1998.
10(e)(3)	5	Loan Agreement and Promissory Note of Edward K. Christian dated May 5, 1999.
10(f)	8	Saga Communications, Inc. 2003 Employee Stock Option Plan. †
10(g)	14	Summary of Chief Executive Officer Annual Incentive Plan. †
10(h)	15	Saga Communications, Inc. 2005 Incentive Compensation Plan. †
10(i)	17	Summary of Non-Employee Directors Compensation.
10(j)	16	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(k)	16	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(l)	16	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(m)	13	Amendments to 1997 Non-Employee Director Stock Option Plan.
10(n)	*	Form of Stock Option Cancellation Agreement
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Denotes executive compensation plan or arrangement.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

8	Exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-107686) incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein.

10	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on February 4, 2005 and incorporated by reference herein.

13.	Exhibit filed with the Company’s Form 8-K filed on December 23, 2005 and incorporated by reference herein.

14.	Exhibit filed with the Company’s Form 8-K filed on March 16, 2005 and incorporated by reference herein.

15	Exhibit filed with the Company’s 2005 Proxy Statement filed on April 15, 2005 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 incorporated by reference herein.

17	Exhibit filed with the Company’s Form 8-K filed on June 29, 2005 and incorporated by reference herein.