Form 10-Q
period 2006-03-31
SAGA COMMUNICATIONS INC
filed 2006-05-10
CIK 886136

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☑             Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑.
The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 1, 2006 was 18,200,838 and 2,390,808, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Saga Communications, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,649	$15,168
Accounts receivable, net	21,309	22,998
Prepaid expenses and other current assets	4,366	5,596

Total current assets	36,324	43,762

Property and equipment	138,491	137,208
Less accumulated depreciation	68,870	67,539

Net property and equipment	69,621	69,669

Other assets:
Broadcast licenses, net	148,925	148,925
Goodwill, net	48,827	48,762
Other intangibles, deferred costs and investments, net	8,364	7,747

Total other assets	206,116	205,434

	$312,061	$318,865

See notes to unaudited condensed consolidated financial statements.

Saga Communications, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,133	$1,245
Payroll and payroll taxes	5,416	7,063
Other	3,754	4,145
Barter transactions	1,798	1,691
Current portion of long-term debt	—	7,000

Total current liabilities	12,101	21,144

Deferred income taxes	26,574	26,174
Long-term debt	141,911	141,911
Other	3,865	3,812

Stockholders’ equity:
Common stock	213	212
Additional paid-in capital	49,706	48,639
Retained earnings	90,210	88,685
Treasury stock	(10,857)	(11,002)
Unearned compensation on restricted stock	(1,662)	(710)

Total stockholders’ equity	127,610	125,824

	$312,061	$318,865

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

Saga Communications, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per
	share data)
Net operating revenue	$31,191	$31,830
Station operating expenses	24,703	24,698
Corporate general and administrative	1,981	1,778

Operating income	4,507	5,354
Other expenses, net:
Interest expense	2,277	1,623
Other (income) expense	(355)	67

Income before income tax	2,585	3,664
Income tax provision	1,060	1,499

Net income	$1,525	$2,165

Earnings per share
Basic	$.07	$.10

Diluted	$.07	$.10

Weighted average common shares	20,480	20,631

Weighted average common and common equivalent shares	20,503	20,941

See notes to unaudited condensed consolidated financial statements.

Saga Communications, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$5,196	$7,656

Cash flows from investing activities:
Acquisition of property and equipment	(1,967)	(4,267)
Proceeds from sale of assets	17	3
Increase in intangibles and other assets	(765)	(543)
Acquisition of stations	—	(21,233)

Net cash used in investing activities	(2,715)	(26,040)

Cash flows from financing activities:
Proceeds from long-term debt	—	19,750
Payments on long-term debt	(7,000)	—
Purchase of shares held in treasury	—	(2,818)

Net cash (used in) provided by financing activities	(7,000)	16,932

Net decrease in cash and cash equivalents	(4,519)	(1,452)
Cash and cash equivalents, beginning of period	15,168	9,113

Cash and cash equivalents, end of period	$10,649	$7,661

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
In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
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

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
1. Summary of Significant Accounting Policies (continued)
Stock–Based Compensation
On January 1, 2006, we adopted the Revised Statement of Financial Accounting Standard No. 123, “Share-Based Payment” — SFAS 123R that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either an equity instrument of the company (typically stock options) or liabilities that are based on the grant date fair value of the award. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.
We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 7 “Stock-based Compensation” for further details.
Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment awards that is ultimately expected to vest using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
2. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.
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

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
4. Common Stock and Treasury Stock
The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2006:

	Common Stock Issued
	Class A	Class B
	(shares in thousands)
Balance, January 1, 2005	18,699	2,360
Exercised options	42	—
Issuance of restricted stock	51	9

Balance, December 31, 2005	18,792	2,369
Issuance of restricted stock	91	22

Balance, March 31, 2006	18,883	2,391

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2006, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000.
5. Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months
	Ended
	March 31,
	2006	2005
	(In thousands)
Total Comprehensive Income Consists of:
Net income	$1,525	$2,165
Accumulated other comprehensive income:
Change in market value of securities, net of tax	—	6

Total comprehensive income	$1,525	$2,171

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
On April 12, 2006, we entered into an agreement to acquire one FM radio station (WCTU-FM), soon to be serving Asheville, North Carolina, for approximately $4,000,000.
2005 Acquisitions
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

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
6. Acquisitions (continued)
Condensed Consolidated Balance Sheet of 2006 and 2005 Acquisitions
The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2005 acquisitions at their respective acquisition dates. We issued Class A common stock of approximately $1,986,000 in connection with acquisitions during the three months ended March 31, 2005. We had no acquisitions during the three months ended March 31, 2006.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2006 and 2005 Acquisitions

	Acquisitions in
	2006	2005
	(In thousands)
Assets Acquired:
Current assets	$—	$2,542

Property and equipment	—	4,783
Other assets:
Broadcast licenses-Radio segment	—	18,909
Broadcast licenses-Television segment	—	157
Goodwill-Radio segment	—	12,479
Goodwill-Television segment	—	67
Other intangibles, deferred costs and investments	—	117

Total other assets	—	31,729

Total assets acquired	—	39,054

Liabilities Assumed:
Current liabilities	—	2,737

Total liabilities assumed	—	2,737

Net assets acquired	$—	$36,317

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
6. Acquisitions (continued)
Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
The following unaudited pro forma results of our operations for the three months ended March 31, 2006 and 2005 assume the 2005 acquisitions occurred as of January 1, 2005. There were no acquisitions during the three months ended March 31, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share data)
Consolidated Results of Operations:
Net operating revenue	$31,191	$32,397
Station operating expense	24,703	25,281
Corporate general and administrative	1,981	1,778

Operating income	4,507	5,338
Interest expense	2,277	1,755
Other (income) expense, net	(355)	57
Income taxes	1,060	1,447

Net income	$1,525	$2,079

Basic earnings per share	$.07	$.10

Diluted earnings per share	$.07	$.10

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
6. Acquisitions (continued)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$27,280	$28,939
Station operating expense	21,415	21,992

Operating income	$5,865	$6,947

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$3,911	$3,458
Station operating expense	3,288	3,289

Operating income	$623	$169

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
Three Months Ended	Radio	Television	and Other	Consolidated
March 31, 2006:	(In thousands)
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

			Corporate
Three Months Ended	Radio	Television	and Other	Consolidated
March 31, 2006:	(In thousands)
Net operating revenue	$28,939	$3,458	$—	$32,397
Station operating expense	21,992	3,289	—	25,281
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,947	$169	$(1,778)	$5,338

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
7. Stock Based Compensation
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 8,625 and 6,301 shares were purchased under the ESPP during the three months ended March 31, 2006 and 2005, respectively. Our ESPP is deemed non-compensatory under the provisions of FAS 123R.
2005 Incentive Compensation Plan
On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) which replaces our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees. The number of shares of Common Stock that may be issued under the 2005 Plan may not exceed 500,000 shares of Class B Common Stock, 1,500,000 shares of Class A Common Stock of which up to 500,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 500,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee under the 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. Stock options granted under the 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
7. Stock Based Compensation (continued)
2003 Stock Option Plan
In 2003, we adopted the 2003 Plan, upon expiration of our 1992 Stock Option Plan (the “1992 Plan”) in December 2002, pursuant to which our key employees, including directors who are employees, were eligible to receive grants of options to purchase our Class A Common Stock or Class B Common Stock. Options granted under the 2003 Plan were either incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or non-qualified options. Options for Class A Common Stock could be granted to any employee of the Corporation. Options for Class B Common Stock could only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Corporation. With the approval of the 2005 Plan, the 2003 Plan was terminated as to future grants, therefore the shares available for future grants under the 2003 Plan are no longer available.
1997 Non-Employee Director Stock Option Plan
In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors’ retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. Options granted under the Directors Plan are non-qualified stock options, shall be immediately vested and become exercisable at the written election of the director. The options expire on the earlier of (i) 10 years from the date of grant or (ii) the March 16th following the calendar year in which they first become exercisable. This plan expires on May 12, 2007.

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
7. Stock Based Compensation (continued)
Impact of the adoption of the SFAS 123R
We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three months ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expenses of our results of operations for the three months ended March 31, 2006 was approximately $124,000. The associated future income tax benefit recognized for the three months ended March 31, 2006 was approximately $51,000.

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
7. Stock Based Compensation (continued)
Impact of the adoption of the SFAS 123R (continued)
The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2006:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value

Outstanding at December 31, 2005	2,068,950	$13.97	4.9
Granted	506,138	9.00	10.0
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	2,575,088	$12.99	5.7	$—

Exercisable at March 31, 2006	1,853,907	$13.94	4.2	$—

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three month ended March 31, 2006:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2005	268,786	$6.89
Granted	506,138	4.42
Vested	(53,743)	6.89

Non-vested at March 31, 2006	721,181	$5.16

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2006	2005
	Grants	Grants

Weighted average grant date fair value per share	$4.42	$6.89
Expected volatility	37.19%	37.14%
Expected term of options (years)	7.6	7.6
Risk-free interest rate	4.27%	3.96%
Dividend Yield	0%	0%
Annual forfeiture rate	4.73%	4.73%
The estimated expected volatility, expected term of options and estimated annual forfeiture rate was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
The following summarizes the restricted stock transactions for the three months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	59,728	$14.25
Granted	112,471	9.00
Forfeited	—	—

Outstanding at March 31, 2006	172,199	$10.82

Vested at March 31, 2006	11,936	$14.25

As of March 31, 2006, we had approximately $60,000 of total compensation expense related to restricted stock-based compensation arrangements.
The following summarizes the stock option transactions for the Directors Plan for the three months ended March 31, 2006:

	Number of	Weighted Average	Aggregate Intrinsic
	Options	Price per Share	Value

Outstanding at December 31, 2005	12,193	$0.008
Granted	13,242	0.010

Outstanding and exercisable at March 31, 2006	25,435	$0.009	$245,723

Saga Communications, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
Unaudited
7. Stock Based Compensation (continued)
Pro forma Information for Periods Prior to the Adoption of SFAS 123R
Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No.123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three months ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.
The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$2,165
Add back: stock based compensation cost, net of tax	16
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(467)

Pro forma net income	$1,714

Pro forma earnings per share:
Basic	$.08

Diluted	$.08

The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2005 and consistent with the requirements of SFAS 123: risk-free interest rate of 3.7%; a dividend yield of 0%; expected volatility of 31.1%; and a weighted average expected life of the options of 7 years, respectively.

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

Three Months Ended			Corporate
March 31, 2006:	Radio	Television	and Other	Consolidated

	(in thousands)
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

Depreciation and amortization	$1,539	$392	$48	$1,979

Total assets	$263,299	$31,312	$17,450	$312,061

Three Months Ended			Corporate
March 31, 2005:	Radio	Television	and Other	Consolidated

	(in thousands)
Net operating revenue	$28,372	$3,458	$—	$31,830
Station operating expense	21,409	3,289	—	24,698
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,963	$169	$(1,778)	$5,354

Depreciation and amortization	$1,653	$442	$50	$2,145

Total assets	$255,888	$32,442	$13,913	$302,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are therefore, reflected only in our discussion of consolidated results.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2006 and 2005, approximately 86% and 85%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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
     Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the three month periods ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, these markets when combined, represented approximately 80%, 85%, 75% and 73% respectively, of our consolidated operating income. While radio revenues in each of the Columbus, Manchester, Milwaukee and Norfolk markets have remained relatively stable historically, an adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Operating		Consolidated Operating
	Income For the		Income For the
	Three Months Ended		Years Ended
	March 31,		December 31,
Market:	2006	2005	2005	2004

Columbus, Ohio	11%	15%	13%	12%
Manchester, New Hampshire	17%	17%	15%	14%
Milwaukee, Wisconsin	38%	39%	33%	32%
Norfolk, Virginia	14%	14%	14%	15%
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
     During the three month periods ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, the radio stations in our four largest markets when combined, represented approximately 47%, 53%, 48% and 52%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Station Operating		Consolidated Station
	Income (*) For the		Operating Income (*) For
	Three Months Ended		the Years Ended
	March 31,		December 31,
Market:	2006	2005	2005	2004

Columbus, Ohio	7%	10%	9%	9%
Manchester, New Hampshire	9%	10%	9%	10%
Milwaukee, Wisconsin	22%	24%	21%	22%
Norfolk, Virginia	9%	9%	9%	11%

*	Operating income plus corporate general and administrative, depreciation and amortization
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2006 and 2005, approximately 81% and 80%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Results of Operations
     The following tables summarize our results of operations for the three months ended March 31, 2006 and 2005.
Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,191	$31,830	$(639)	(2.0)%
Station operating expense	24,703	24,698	5	—%
Corporate G&A	1,981	1,778	203	11.4%

Operating income	4,507	5,354	(847)	(15.8)%
Interest expense	2,277	1,623	654	40.3%
Other (income) expense	(355)	67	(422)	N/M
Income taxes	1,060	1,499	(439)	(29.3)%

Net income	$1,525	$2,165	$(640)	(29.6)%

Earnings per share (basic and diluted)	$.07	$.10	$(.03)	(30.0)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$27,280	$28,372	$(1,092)	(3.9)%
Station operating expense	21,415	21,409	6	—%

Operating income	$5,865	$6,963	$(1,098)	(15.8)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$3,911	$3,458	$453	13.1%
Station operating expense	3,288	3,289	(1)	—%

Operating income	$623	$169	$454	268.6%

Reconciliation of segment operating income to consolidated operating income:

			Corporate
Three Months Ended	Radio	Television	and Other	Consolidated
March 31, 2006:			(In thousands)
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

Reconciliation of segment operating income to consolidated operating income:

			Corporate
Three Months Ended	Radio	Television	and Other	Consolidated
March 31, 2005:			(In thousands)
Net operating revenue	$28,372	$3,458	$—	$31,830
Station operating expense	21,409	3,289	—	24,698
Corporate general and administrative	—	—	1,778	1,778

Operating income (loss)	$6,963	$169	$(1,778)	$5,354

Consolidated
     For the three months ended March 31, 2006, consolidated net operating revenue was $31,191,000 compared with $31,830,000 for the three months ended March 31, 2005, a decrease of $639,000 or 2%. We had a decline of approximately $1,253,000 in revenue generated by stations that we owned or operated for the comparable period in 2005 (“same station”), offset by an increase in net operating revenue of approximately $614,000 attributable to stations we did not own and operate for the entire comparable period. The majority of the decrease in same station revenue was primarily attributable to a decrease in local revenue of approximately 4% and a decrease in national revenue of approximately 10%.
     Station operating expense was $24,703,000 for the three months ended March 31, 2006, compared with $24,698,000 for the three months ended March 31, 2005, an increase of approximately $5,000. Approximately $616,000 of the increase was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005, offset by a decrease in station operating expense of $611,000 representing a total decrease in station operating expense for radio and television of 3% on a same station basis, which is primarily as a result of a decrease in selling and commission expenses directly attributable to the decrease in revenue.
     Operating income for the three months ended March 31, 2006 was $4,507,000 compared to $5,354,000 for the three months ended March 31, 2005, a decrease of approximately $847,000 or 16%. The decrease was directly attributable to the decrease in net operating revenue and an increase in corporate general and administrative charges of approximately $203,000 or 11% primarily attributable to additional charges to corporate related to an increase in stock based compensation expense of approximately $184,000.

We generated net income of approximately $1,525,000 ($.07 per share on a fully diluted basis) during the three months ended March 31, 2006, compared with $2,165,000 ($.10 per share on a fully diluted basis) for the three months ended March 31, 2005, a decrease of approximately $640,000 or 30%. The decrease was the result of the $847,000 decrease in operating income discussed above, a $654,000 increase in interest expense, offset by a $439,000 decrease in income tax expense and a decrease of $422,000 in other expense. The increase in interest expense was attributable to a $43,000 increase in interest related to additional borrowings with the remaining increase of $611,000 attributable to rising interest rates. The decrease in income tax expense was directly attributable to operating performance. Other (income) expense relates primarily to a $500,000 gain on the disposal of assets for slight alteration to one of our Keene, NH FM’s signal pattern, offset by a $129,000 loss relative to one of our Springfield, IL towers being destroyed by a tornado.
Radio Segment
     For the three months ended March 31, 2006, net operating revenue of the radio segment was $27,280,000 compared with $28,372,000 for the three months ended March 31, 2005, a decrease of $1,092,000 or 4%. During 2006 we had an increase in net operating revenue of approximately $614,000 attributable to stations we did not own and operate for the entire comparable period. We had a decline of approximately $1,706,000 in revenue generated by radio stations that we owned or operated for the comparable period in 2005 (“same station”). The majority of the decrease in same station revenue was primarily attributable to same station local revenue decrease of approximately 5% and same station national revenue decrease of approximately 14%, where we had a decline of approximately $500,000 in net operating revenue in each of our Columbus and Milwaukee markets.
     Station operating expense for the radio segment was $21,415,000 for the three months ended March 31, 2006, compared with $21,409,000 for the three months ended March 31, 2005, an increase of approximately $6,000. Approximately $616,000 of the increase was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005, offset by a decrease in station operating expense of $610,000 representing a total decrease in station operating expense for radio and television of 3% on a same station basis, which is primarily as a result of a decrease in selling and commission expenses directly attributed to the decrease in revenue
     Operating income in the radio segment for the three months ended March 31, 2006 was $5,865,000 compared to $6,963,000 for the three months ended March 31, 2005, a decrease of approximately $1,098,000 or 16%. The decrease was the result of the decrease in net operating revenue, offset by the small increase in station operating expense.
Television Segment
     For the three months ended March 31, 2006, net operating revenue of our television segment was $3,911,000 compared with $3,458,000 for the three months ended March 31, 2005, an increase of $453,000 or 13%. The majority of the improvement in net operating revenue was attributable to local revenue increase of approximately 7%, national revenue increase of approximately 10% and political revenue increased to $203,000 compared with $9,000 for the three months ended March 31, 2005.
     Station operating expense in the television segment for the three months ended March 31, 2006 was $3,288,000, compared with $3,289,000 for the three months ended March 31, 2005, a decrease of approximately $1,000.
     Operating income in the television segment for the three months ended March 31, 2006 was $623,000 compared to $169,000 for the three months ended March 31, 2005, an increase of approximately $454,000 or 269%. The increase was the result of the increase in net operating revenue and the small decrease in station operating expense.
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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources
Debt Arrangements and Debt Service Requirements
     As of March 31, 2006, we had $141,911,000 of long-term debt outstanding and approximately $52,900,000 of unused borrowing capacity under our Credit Agreement.
     Our Credit Agreement is a $193,750,000 reducing revolving line of credit maturing on July 29, 2010. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
     The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2006, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 of the total Revolving Commitments. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2010. In addition, under the current provisions of our Credit Agreement, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in Credit Agreement) based on leverage ratios.
     We are in the process of amending our Credit Agreement to increase the Revolving Commitments, reduce the interest rate margin for LIBOR and Agent bank’s base rate and extend our maturity date. We expect the amendment to be finalized during the second quarter 2006.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2006) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
Sources and Uses of Cash
     During the three months ended March 31, 2006 and 2005, we had net cash flows from operating activities of $5,196,000 and $7,656,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

     The following transactions were either pending at March 31, 2006 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:
•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested, however, we expect to close on the acquisition when all required approvals have been obtained.

•	On April 12, 2006 we entered into an agreement to acquire one FM radio station (WCTU-FM), soon to be serving Asheville, North Carolina, for approximately $4,000,000.
     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.
     In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2006, we have repurchased 1,473,689 shares of our Class A Common Stock for approximately $22,600,000. No share were repurchased during the three months ended March 31, 2006.
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
     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2006 were approximately $1,967,000 ($4,267,000 in 2005). We anticipate capital expenditures exclusive of acquisitions in 2006 to be approximately $9,000,000 to $9,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operation-Summary Disclosures About Contractual Obligations and Commercial Commitments” in our annual report on Form 10-K for the year ended December 31, 2005.

     There have been no material changes to such contracts/commitments during the three months ended March 31, 2006. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There has been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2005.
Inflation
     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

SAGA COMMUNICATIONS, INC.

Date: May 09, 2006	/s/ Samuel D. Bush

Samuel D. Bush
Senior Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer)

Date: May 09, 2006	/s/ Catherine A. Bobinski

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