Form 10-Q
period 2006-06-30
SAGA COMMUNICATIONS INC
filed 2006-08-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 1, 2006 was 18,121,792 and 2,395,690, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,892	$15,168
Accounts receivable, net	25,849	22,998
Prepaid expenses and other current assets	4,502	5,596

Total current assets	38,243	43,762
Property and equipment	140,657	137,208
Less accumulated depreciation	70,320	67,539

Net property and equipment	70,337	69,669
Other assets:
Broadcast licenses, net	149,775	148,925
Goodwill, net	48,827	48,762
Other intangibles, deferred costs and investments, net	9,601	7,747

Total other assets	208,203	205,434

	$316,783	$318,865

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,039	$1,245
Payroll and payroll taxes	7,039	7,063
Other accrued expenses	6,494	4,145
Barter transactions	1,916	1,691
Current portion of long-term debt	—	7,000

Total current liabilities	16,488	21,144
Deferred income taxes	28,454	26,174
Long-term debt	136,911	141,911
Other liabilities	3,720	3,812
Stockholders’ equity:
Common stock	213	212
Additional paid-in capital	49,983	48,639
Retained earnings	94,198	88,685
Treasury stock	(11,615)	(11,002)
Unearned compensation on restricted stock	(1,569)	(710)

Total stockholders’ equity	131,210	125,824

	$316,783	$318,865

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$37,745	$37,554	$68,936	$69,384
Station operating expense	26,369	26,656	51,072	51,354
Corporate general and administrative	2,499	2,348	4,480	4,126

Operating income	8,877	8,550	13,384	13,904
Other expenses, net:
Interest expense	2,355	1,806	4,632	3,429
Other (income) expense	(215)	1,471	(570)	1,538

Income before income tax	6,737	5,273	9,322	8,937
Income tax provision	2,749	2,201	3,809	3,700

Net income	$3,988	$3,072	$5,513	$5,237

Earnings per share:
Basic	$.19	$.15	$.27	$.26

Diluted	$.19	$.15	$.27	$.25

Weighted average common shares	20,575	20,388	20,528	20,508

Weighted average common and common equivalent shares	20,593	20,596	20,547	20,771

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Cash provided by operating activities	$11,811	$9,767
Cash flows from investing activities:
Acquisition of property and equipment	(4,712)	(7,388)
Proceeds from sale of assets	639	233
Increase in intangibles and other assets	(1,879)	(2,619)
Acquisition of stations	—	(31,575)

Net cash used in investing activities	(5,952)	(41,349)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,750
Payments on long-term debt	(12,000)	—
Payments for debt issuance costs	(350)	—
Purchase of shares held in treasury	(853)	(7,433)
Net proceeds from exercise of stock options	68	202

Net cash (used in) provided by financing activities	(13,135)	27,519
Net decrease in cash and cash equivalents	(7,276)	(4,063)
Cash and cash equivalents, beginning of period	15,168	9,113

Cash and cash equivalents, end of period	$7,892	$5,050

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock — Based Compensation

On January 1, 2006, we adopted the Revised Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either an equity instrument of the company (typically stock options) or liabilities that are based on the grant date fair value of the award. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.

We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123R. See Note 7 “Stock-based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment awards that is ultimately expected to vest using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the condensed consolidated statement of income during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January  1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the condensed consolidated statement of income for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

2.	Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 also revises the disclosure requirements and is effective for the Company as of January 1, 2007. The Company is currently evaluating FIN 48 and its effect on the Company’s financial statements.

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2006:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)

Balance, January 1, 2005	18,699	2,360
Exercised options	42	—
Issuance of restricted stock	51	9

Balance, December 31, 2005	18,792	2,369
Exercised options	8	5
Issuance of restricted stock	91	21

Balance, June 30, 2006	18,891	2,395

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2006, we have repurchased 1,562,889 shares of our Class A Common Stock for approximately $23,500,000.

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Total Comprehensive Income Consists of:
Net income	$3,988	$3,072	$5,513	$5,237
Accumulated other comprehensive income (loss):
Change in market value of securities, net of tax	—	(4)	—	2
Gain realized on sale of securities, net of tax	—	(62)	—	(62)

Total comprehensive income	$3,988	$3,006	$5,513	$5,177

6.	Acquisitions

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The consolidated statements of income include the operating results of the acquired stations from

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill, which is deductible for tax purposes.

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

On August 7, 2006, we acquired one FM radio station (WCTU-FM) serving the Tazwell, Tennessee market for approximately $650,000. This station has filed for FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, an additional $3,350,000 is due to the seller.

2005 Acquisitions

On November 22, 2005, we acquired one AM radio station (WVAX-AM) serving the Charlottesville, Virginia market for approximately $151,000.

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

Effective January 1, 2005 we acquired a low power television station (KXTS-LP) serving the Victoria, Texas market for approximately $268,000.

Condensed Consolidated Balance Sheet of 2006 and 2005 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2006 and 2005 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued Class A common stock of approximately $4,588,000. We had no acquisitions during the six months ended June 30, 2006.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2006 and 2005 assume the 2005 acquisitions occurred as of January 1, 2005. There were no acquisitions during the six months ended June 30, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Consolidated Results of Operations
Net operating revenue	$37,745	$38,000	$68,936	$70,397
Station operating expense	26,369	27,030	51,072	52,311
Corporate general and administrative	2,499	2,348	4,480	4,126

Operating income	8,877	8,622	13,384	13,960
Interest expense	2,355	1,894	4,632	3,649
Other (income) expense, net	(215)	1,466	(570)	1,523
Income taxes	2,749	2,196	3,809	3,643

Net income	$3,988	$3,066	$5,513	$5,145

Basic earnings per share	$.19	$.15	$.27	$.25

Diluted earnings per share	$.19	$.15	$.27	$.25

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$33,418	$34,051	$60,698	$62,990
Station operating expense	22,960	23,690	44,375	45,682

Operating income	$10,458	$10,361	$16,323	$17,308

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$4,327	$3,949	$8,238	$7,407
Station operating expense	3,409	3,340	6,697	6,629

Operating income	$918	$609	$1,541	$778

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2005:
Net operating revenue	$34,051	$3,949	$—	$38,000
Station operating expense	23,690	3,340	—	27,030
Corporate general and administrative	—	—	2,348	2,348

Operating income (loss)	$10,361	$609	$(2,348)	$8,622

			Corporate
	Radio	Television	and Other	Consolidated

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	$—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2005:
Net operating revenue	$62,990	$7,407	$—	$70,397
Station operating expense	45,682	6,629	—	52,311
Corporate general and administrative	—	—	4,126	4,126

Operating income (loss)	$17,308	$778	$(4,126)	$13,960

7.	Stock Based Compensation

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 13,454 and 13,330 shares were purchased under the ESPP during the six months ended June 30, 2006 and 2005, respectively. Our ESPP is deemed non-compensatory under the provisions of FAS 123R.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of the adoption of the SFAS 123R

We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and six months ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the three and six months ended June 30, 2006 were

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $204,000 and $328,000, respectively. The associated future income tax benefit recognized for the three and six months ended June 30, 2006 were approximately $84,000 and $134,000, respectively.

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

The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2006:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value

Outstanding at December 31, 2005	2,068,950	$13.97	4.9
Granted	506,138	9.00	9.7
Exercised	(9,762)	5.83	—
Forfeited	—	—	—

Outstanding at June 30,2006	2,565,326	$13.02	5.5	$65,511

Exercisable at June 30,2006	1,844,145	$13.99	3.9	$35,143

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2006:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2005	268,786	$6.89
Granted	506,138	4.42
Vested	(53,743)	6.89

Non-vested at June 30, 2006	721,181	$5.16

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for six months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	59,728	$14.25
Granted	112,471	9.00
Vested	(11,936)	14.25
Forfeited	—	—

Non-vested and outstanding at June 30, 2006	160,263	$10.57

For the six months ended June 30, 2006, we had approximately $153,000 of total compensation expense related to restricted stock-based arrangements.

The following summarizes the stock option transactions for the Directors Plans for the six month ended June 30, 2006:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value

Outstanding at December 31, 2005	12,193	$0.008
Granted	13,242	0.010
Exercised	(3,122)	0.010
Forfeited	—	—

Outstanding and exercisable at June 30, 2006	22,313	$0.009	$201,953

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three and six months ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$3,072	$5,237
Add back: stock based compensation cost, net of tax	15	31
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(457)	(924)

Pro forma net income	$2,630	$4,344

Pro forma earnings per share:
Basic	$.13	$.21

Diluted	$.13	$.21

The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2005 and consistent with the requirements of SFAS 123: risk-free interest rate of 4.0%; a dividend yield of 0%; expected volatility of 30.1%; and a weighted average expected life of the options of 7 years, respectively.

8.	Long-Term Debt

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% at June 30, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $64,150,000 of unused borrowing capacity under the Credit Agreement at June 30, 2006.

On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2008. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)

Credit Agreement:
Reducing revolver facility	$135,850	$147,850
Secured debt of affiliate	1,061	1,061

	136,911	148,911
Amounts paid within one year	—	7,000

	$136,911	$141,911

The impact of the Credit Agreement Amendment in May, 2006 on the future maturities of long-term debt at June 30, 2006 is as follows:

Year Ending December 31,	(In thousands)

2006	$—
2007	—
2008	—
2009	1,061
2010	35,850
Thereafter	100,000

$136,911

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2006) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

9.	Segment Information

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	$—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

Depreciation and amortization	$1,536	$414	$48	$1,998

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2005:
Net operating revenue	$33,605	$3,949	—	$37,554
Station operating expense	23,316	3,340	—	26,656
Corporate general and administrative	—	—	$2,348	2,348

Operating income (loss)	$10,289	$609	$(2,348)	$8,550

Depreciation and amortization	$1,716	$422	$49	$2,187

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	$4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

Depreciation and amortization	$3,075	806	96	3,977

Total assets	$269,795	$32,171	$14,817	$316,783

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2005:
Net operating revenue	$61,977	$7,407	—	$69,384
Station operating expense	44,725	6,629	—	51,354
Corporate general and administrative	—	—	$4,126	4,126

Operating income (loss)	$17,252	$778	$(4,126)	$13,904

Depreciation and amortization	$3,369	864	99	4,332

Total assets	$273,166	$31,533	13,169	$317,868

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2005. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are, therefore, reflected only in our discussion of consolidated results.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2006 and 2005, approximately 86% and 85%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

During the six month periods ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets when combined, represented approximately 71%, 77%, 75% and 73%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio market has resulted in a decline in our revenue and related operating income in our radio stations there. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Operating		Consolidated Operating
	Income For the		Income For the
	Six Months Ended		Years Ended
	June 30,		December 31,
	2006	2005	2005	2004

Market:
Columbus, Ohio	10%	14%	13%	12%
Manchester, New Hampshire	15%	14%	15%	14%
Milwaukee, Wisconsin	34%	36%	33%	32%
Norfolk, Virginia	12%	13%	14%	15%

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

During the six month periods ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, the radio stations in our four largest markets when combined, represented approximately 47%, 51%, 48% and 52%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Station		Consolidated Station
	Operating Income (*)		Operating Income (*)
	For the Six Months		For the Years Ended
	Ended June 30,		December 31,
	2006	2005	2005	2004

Market:
Columbus, Ohio	7%	10%	9%	9%
Manchester, New Hampshire	10%	9%	9%	10%
Milwaukee, Wisconsin	22%	23%	21%	22%
Norfolk, Virginia	8%	9%	9%	11%

*	Operating income plus corporate general and administrative, depreciation and amortization

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2006 and 2005, approximately 81% and 80%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2006 and 2005.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages
	and per share information)

Net operating revenue	$37,745	$37,554	$191	0.5%
Station operating expense	26,369	26,656	(287)	(1.1)%
Corporate G&A	2,499	2,348	151	6.4%

Operating income	8,877	8,550	327	3.8%
Interest expense	2,355	1,806	549	30.4%
Other (income) expense	(215)	1,471	(1,686)	N/M
Income taxes	2,749	2,201	548	24.9%

Net income	$3,988	$3,072	$916	29.8%

Earnings per share (basic and diluted)	$.19	$.15	$.04	26.7%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$33,418	$33,605	$(187)	(0.6)%
Station operating expense	22,960	23,316	(356)	(1.5)%

Operating income	$10,458	$10,289	$169	1.6%

Television Broadcasting Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$4,327	$3,949	$378	9.6%
Station operating expense	3,409	3,340	69	2.1%

Operating income	$918	$609	$309	50.7%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	$—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2005:
Net operating revenue	$33,605	$3,949	$—	$37,554
Station operating expense	23,316	3,340	—	26,656
Corporate general and administrative	—	—	2,348	2,348

Operating income (loss)	$10,289	$609	$(2,348)	$8,550

Consolidated

For the three months ended June 30, 2006, consolidated net operating revenue was $37,745,000 compared with $37,554,000 for the three months ended June 30, 2005, an increase of $191,000 or 0.5%. We had a decline of approximately $260,000 in revenue generated by stations that we owned or operated for the comparable period in 2005 (“same station”), offset by an increase in net operating revenue of approximately $451,000 attributable to stations we did not own and operate for the entire comparable period. The majority of the decrease in same station revenue was attributable primarily to a decrease in local revenue of approximately 1% and a decrease in national revenue of approximately 2%.

Station operating expense was $26,369,000 for the three months ended June 30, 2006, compared with $26,656,000 for the three months ended June 30, 2005, a decrease of approximately $287,000. Approximately $646,000 of the decrease was attributable to stations we owned and operated for the entire comparable period, offset by an increase in of $359,000 for those stations we did not own or operate for the entire comparable period. The decrease in same station operating expense was due to a decrease in selling and commission expenses directly attributable to the decrease in revenue, overall cost cutting efforts implemented Company wide, and a 12% decrease in amortization expense attributable to fully amortized intangible assets.

Operating income for the three months ended June 30, 2006 was $8,877,000 compared to $8,550,000 for the three months ended June 30, 2005, an increase of approximately $327,000 or 4%. The increase was directly attributable to the increase in net operating revenue and decrease in station operating expense offset by an increase in corporate general and administrative charges of approximately $151,000 or 6% primarily attributable to additional charges to corporate related to an increase in stock based compensation expense.

We generated net income of approximately $3,988,000 ($.19 per share on a fully diluted basis) during the three months ended June 30, 2006, compared with $3,072,000 ($.15 per share on a fully diluted basis) for the three months ended June 30, 2005, an increase of approximately $916,000 or 30%. The increase was the result of the $327,000 increase in operating income discussed above and a $1,686,000 decrease in other expense offset by a $549,000 increase in interest expense and a $548,000 increase in income tax expense. The increase in interest expense results primarily from increased interest rates. Other (income) expense for the three months ended June 30, 2006 relates primarily to a $345,000 gain on insurance proceeds on one of our Springfield, IL towers previously destroyed by a tornado. Other expense at June 30, 2005 consisted primarily of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversion in our Victoria, Texas market.

Radio Segment

For the three months ended June 30, 2006, net operating revenue of the radio segment was $33,418,000 compared with $33,605,000 for the three months ended June 30, 2005, a decrease of $187,000 or 1%. During 2006 we had an increase in net operating revenue of approximately $451,000 attributable to stations we did not own and operate for the entire comparable period. We had a decline of approximately $638,000 or 2% in net revenue generated by radio stations that we owned or operated for the comparable period in 2005 (“same station”). The majority of the decrease in same station revenue was primarily attributable to same station local revenue decrease of approximately 2% and same station national revenue decrease of approximately 3%, where we had declines of approximately $400,000 in net operating revenue in each of our Milwaukee and Columbus markets.

Station operating expense for the radio segment was $22,960,000 for the three months ended June 30, 2006, compared with $23,316,000 for the three months ended June 30, 2005, a decrease of approximately $356,000. The decrease in station operating expense for the radio segment represents primarily a decrease of approximately $715,000 in same station operating expense offset by an increase of $359,000 from the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005, representing a total decrease in station operating expense for radio of 3% on a same station basis, which is primarily a result of a decrease in selling and commission expenses directly attributed to the decrease in revenue, overall cost cutting efforts implemented Company wide, and a 12% decrease in amortization expense attributable to fully amortized intangible assets.

Operating income in the radio segment for the three months ended June 30, 2006 was $10,458,000 compared to $10,289,000 for the three months ended June 30, 2005, an increase of approximately $169,000 or 2%. The increase was the result of a $187,000 decrease in net operating revenue offset by a $356,000 decrease in station operating expense discussed above.

Television Segment

For the three months ended June 30, 2006, net operating revenue of our television segment was $4,327,000 compared with $3,949,000 for the three months ended June 30, 2005, an increase of $378,000 or

10%. The majority of the improvement in net operating revenue was attributable to local revenue increase of approximately 11% and an increase in national revenue of approximately 5%.

Station operating expense in the television segment for the three months ended June 30, 2006 was $3,409,000, compared with $3,340,000 for the three months ended June 30, 2005, an increase of approximately $69,000, directly attributable to the increase in selling and commission expenses directly related to the increase in net revenue.

Operating income in the television segment for the three months ended June 30, 2006 was $918,000 compared to $609,000 for the three months ended June 30, 2005, an increase of approximately $309,000 or 51%. The increase was the direct result of the increase in net operating revenue and the small increase in station operating expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following tables summarize our results of operations for the six months ended June 30, 2006 and 2005.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages
	and per share information)

Net operating revenue	$68,936	$69,384	$(448)	(0.6)%
Station operating expense	51,072	51,354	(282)	(0.5)%
Corporate G&A	4,480	4,126	354	8.6%

Operating income	13,384	13,904	(520)	(3.7)%
Interest expense	4,632	3,429	1,203	35.1%
Other (income) expense, net	(570)	1,538	(2,108)	N/M
Income taxes	3,809	3,700	109	2.9%

Net income	$5,513	$5,237	$276	5.3%

Earnings per share:
Basic	$.27	$.26	$.01	3.8%

Diluted	$.27	$.25	$.02	8.0%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$60,698	$61,977	$(1,279)	(2.1)%
Station operating expense	44,375	44,725	(350)	(.8)%

Operating income	$16,323	$17,252	$(929)	(5.4)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$8,238	$7,407	$831	11.2%
Station operating expense	6,697	6,629	68	1.0%

Operating income	$1,541	$778	$763	98.1%

N/M = Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	$4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2005:
Net operating revenue	$61,977	$7,407	$—	$69,384
Station operating expense	44,725	6,629	—	51,354
Corporate general and administrative	—	—	4,126	4,126

Operating income (loss)	$17,252	$778	$(4,126)	$13,904

Consolidated

For the six months ended June 30, 2006, consolidated net operating revenue was $68,936,000 compared with $69,384,000 for the six months ended June 30, 2005, a decrease of $448,000 or 1%. Net operating revenue generated by stations that we owned and operated for the entire comparable period decreased by approximately 2% or approximately $1,512,000. The majority of the decline in same station revenue was attributable to same station local revenue decreases of approximately 2% and same station national revenue decrease of approximately 8%. The decrease in same station net operating revenue was offset by an increase of $1,064,000 generated by stations that we did not own or operate for the comparable period in 2005.

Station operating expense decreased by $282,000 or 1% to $51,072,000 for the six months ended June 30, 2006, compared with $51,354,000 for the six months ended June 30, 2005. Same station operation expense decreased approximately $1,256,000 offset by an increase of $974,000 from the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005. The decrease in same station operating expense is primarily related to the overall cost containment efforts implemented in the first quarter of 2006 with the primary cost reductions in advertising and promotions expense, and a 13% decrease in depreciation and amortization expense primarily attributable to fully amortized intangible assets.

Operating income for the six months ended June 30, 2006 was $13,384,000 compared to $13,904,000 for the six months ended June 30, 2005, a decrease of approximately $520,000 or 4%. The decrease was primarily the result of the decrease in net operating revenue, and a $354,000 or 9% increase in corporate general and administrative charges. The increase in corporate general and administrative charges results primarily from an increase in stock based compensation expense.

We generated net income of approximately $5,513,000 ($.27 per share on a fully diluted basis) during the six months ended June 30, 2006, compared with $5,237,000 ($.25 per share on a fully diluted basis) for the six months ended June 30, 2005, an increase of approximately $276,000 or 5%. The increase was the result of a $2,108,000 increase in other (income) expense offset by the decrease in operating income discussed above, an increase in interest expense of approximately $1,203,000, and an increase in income tax expense of approximately $109,000. The increase in other (income) expense was principally the result of a $500,000 gain on the disposal of assets for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns and a $215,000 gain on insurance proceeds related to a Springfield, Illinois tower destroyed by a tornado for the six months ended June 30, 2006 compared to other expense for the six months ended June 30, 2005 consisting primarily of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversion in our Victoria, Texas market. The increase in interest expense of approximately $1,203,000 was the direct result of higher interest rates over the prior year.

Radio Segment

For the six months ended June 30, 2006, net operating revenue in the radio segment was $60,698,000 compared with $61,977,000 for the six months ended June 30, 2005, a decrease of $1,279,000 or 2%. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period decreased by approximately $2,343,000 or 4%, offset by a $1,064,000 increase in revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2005. The majority of the decline in same station revenue was attributable to same station national revenue decreases of approximately 10% and a decrease in same station local revenue of approximately 3% where we had declines of approximately $900,000 in net operating revenue in each of our Columbus and Milwaukee markets.

Station operating expense in our radio segment decreased by $350,000 or 1% to $44,375,000 for the six months ended June 30, 2006, compared with $44,725,000 for the six months ended June 30, 2005. On a same station basis, station operating expense decreased by approximately $1,324,000 or 3%, which is primarily the result of a decrease in selling and commission expenses directly attributed to the decrease in revenue, an overall decrease in expenses related to cost cutting efforts implemented Company wide in first quarter 2006 and a 9% decrease in depreciation and amortization expense as discussed above. The same station decrease is offset by an increase of approximately $974,000 resulting from the impact of the operation of stations that we did not own or operate for the comparable period in 2005.

Operating income in the radio segment for the six months ended June 30, 2006 was $16,323,000 compared to $17,252,000 for the six months ended June 30, 2005, a decrease of approximately $929,000 or 5%. The decrease was the result of the decrease in net operating revenue and the decrease in station operating expense.

Television Segment

For the six months ended June 30, 2006, net operating revenue in the television segment was $8,238,000 compared with $7,407,000 for the six months ended June 30, 2005, an increase of $831,000 or 11%. The increase in revenue was attributable to a 7% increase in national revenue and a 13% increase in local revenue (which includes $248,000 in political revenue, an increase of $232,000) for the six months ended June 30, 2006.

Station operating expense in our television segment increased by $68,000 or 1% to $6,697,000 for the six months ended June 30, 2006, compared with $6,629,000 for the six months ended June 30, 2005. The increase in station operating expense was primarily attributable to increases in selling and commission expenses as a result of the increase in revenue.

Operating income in the television segment for the six months ended June 30, 2006 was $1,541,000 compared to $778,000 for the six months ended June 30, 2005, an increase of approximately $763,000 or

98%. The increase was the result of the increase in net operating revenue, offset by the small increase in station operating expense.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see “Part 1, Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% at June 30, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

As of June 30, 2006, we had $136,911,000 of long-term debt outstanding and approximately $64,150,000 of unused borrowing capacity under our Credit Agreement.

The Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2008. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios.

Sources and Uses of Cash

During the six months ended June 30, 2006 and 2005, we had net cash flows from operating activities of $11,881,000 and $9,767,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following transactions were either pending at June 30, 2006 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

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

On August 7, 2006, we acquired one FM radio station (WCTU-FM) serving the Tazwell, Tennessee market for approximately $650,000. This station has filed for FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, an additional $3,350,000 is due to the seller.

We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2006, we have repurchased 1,562,889 shares of our Class A Common Stock for approximately $23,500,000. Approximately 89,200 shares were repurchased during the six months ended June 30, 2006 for $853,000.

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

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2006 were approximately $4,712,000 ($7,388,000 in 2005). We anticipate capital expenditures exclusive of acquisitions in 2006 to be approximately $9,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2005.

There have been no material changes to such contracts/commitments during the six months ended June 30, 2006. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Risk Management Policies” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2005 annual report on Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2006. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)

April 1 — April 30, 2006	—	$—		$7,361,698
May 1 — May 31, 2006	—	$—		$7,361,698
June 1 — June 30, 2006	89,200	$9.568	89,200	$6,508,230

Total	89,200	$9.568

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2006.

At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

(1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Withheld

Brian W. Brady*	12,430,602	4,028,643
Jonathan Firestone*	12,432,450	4,026,795
Edward K. Christian	34,516,107	5,851,218
Donald Alt	36,340,277	4,027,048
Gary Stevens	34,278,493	6,088,832
Robert Maccini	34,278,593	6,088,732
Clarke Brown	36,338,682	4,028,643

*	Elected by the holders of Class A Common Stock.

(2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2006 was approved with 40,312,667 votes cast for, 52,443 votes cast against and 2,215 abstentions.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 9, 2006	/s/ Samuel D. Bush Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: August 9, 2006	/s/ Catherine Bobinski Catherine Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.