Form 10-Q
period 2006-09-30
SAGA COMMUNICATIONS INC
filed 2006-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2006 was 17,833,432 and 2,395,690, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,972	$15,168
Accounts receivable, net	23,195	22,998
Prepaid expenses and other current assets	5,694	5,596

Total current assets	37,861	43,762
Property and equipment	142,672	137,208
Less accumulated depreciation	72,130	67,539

Net property and equipment	70,542	69,669
Other assets:
Broadcast licenses, net	149,774	148,925
Goodwill, net	49,596	48,762
Other intangibles, deferred costs and investments, net	12,375	7,747

Total other assets	211,745	205,434

	$320,148	$318,865

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
	(In thousands)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,291	$1,245
Payroll and payroll taxes	6,148	7,063
Other accrued expenses	6,523	4,145
Barter transactions	2,125	1,691
Current portion of long-term debt	—	7,000

Total current liabilities	16,087	21,144
Deferred income taxes	29,860	26,174
Long-term debt	136,911	141,911
Other liabilities	3,726	3,812
Stockholders’ equity:
Common stock	213	212
Additional paid-in capital	48,680	48,639
Retained earnings	97,462	88,685
Treasury stock	(12,791)	(11,002)
Unearned compensation on restricted stock	—	(710)

Total stockholders’ equity	133,564	125,824

	$320,148	$318,865

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$35,791	$35,961	$104,727	$105,345
Station operating expense	25,761	26,110	76,833	77,464
Corporate general and administrative	2,225	1,934	6,705	6,060

Operating income	7,805	7,917	21,189	21,821
Other expenses, net:
Interest expense	2,375	2,082	7,007	5,511
Other (income) expense	(75)	(35)	(645)	1,503

Income before income tax	5,505	5,870	14,827	14,807
Income tax provision	2,241	2,430	6,050	6,130

Net income	$3,264	$3,440	$8,777	$8,677

Earnings per share:
Basic	$.16	$.17	$.43	$.42

Diluted	$.16	$.17	$.43	$.42

Weighted average common shares	20,488	20,453	20,515	20,489

Weighted average common and common equivalent shares	20,502	20,631	20,532	20,726

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Cash provided by operating activities	$19,600	$19,012
Cash flows from investing activities:
Acquisition of property and equipment	(6,836)	(9,054)
Proceeds from sale of assets	1,007	367
Increase in intangibles and other assets	(4,775)	(936)
Acquisition of stations	(779)	(31,577)

Net cash used in investing activities	(11,383)	(41,200)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,750
Payments on long-term debt	(12,000)	—
Payments for debt issuance costs	(350)	—
Purchase of shares held in treasury	(2,131)	(7,433)
Net proceeds from exercise of stock options	68	202

Net cash (used in) provided by financing activities	(14,413)	27,519
Net (decrease) increase in cash and cash equivalents	(6,196)	5,331
Cash and cash equivalents, beginning of period	15,168	9,113

Cash and cash equivalents, end of period	$8,972	$14,444

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under SFAS 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Condensed Consolidated Statements of Income.

Stock-Based Compensation

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

We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our 2006 consolidated financial statements reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the consolidated

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123R. See Note 7 “Stock-Based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment awards that is ultimately expected to vest using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the condensed consolidated statement of income during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” and compensation expense for the stock-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the condensed consolidated statement of income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

2.	Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective January 1, 2008. We are currently evaluating the impact of SFAS No. 157 and its effect on our financial position, results of operations or cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective in our fourth quarter of 2006. We are currently assessing the impact of this pronouncement, if any, on our financial position, results of operations or cash flows.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 also revises the disclosure requirements and is effective for the Company as of January 1, 2007. We are currently evaluating FIN 48 and its effect on our financial position, results of operations and cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1,

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The adoption of FSP No. FAS 13-1 did not have a material on our financial position, results of operations or cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2006:

	Common Stock
	Issued
	Class A	Class B
	(Shares in thousands)

Balance, January 1, 2005	18,699	2,360
Exercised options	42	—
Issuance of restricted stock	51	9

Balance, December 31, 2005	18,792	2,369
Exercised options	8	5
Issuance of restricted stock	91	21

Balance, September 30, 2006	18,891	2,395

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2006, we have repurchased 1,727,089 shares of our Class A Common Stock for approximately $24,769,000.

On September 13, 2006 we entered into an agreement with a third party broker to repurchase Class A Common Stock under our Buy-Back Program in compliance with the guidelines and limitations of Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The agreement ended on November 8, 2006.

5.	Total Comprehensive Income and Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)

Total Comprehensive Income Consists of:
Net income	$3,264	$3,440	$8,777	$8,677
Accumulated other comprehensive income (loss):
Change in market value of securities, net of tax	—	—	—	2
Gain realized on sale of securities, net of tax	—	—	—	(62)

Total comprehensive income	$3,264	$3,440	$8,777	$8,617

6.	Acquisitions

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 28, 2006, we entered into an agreement to acquire an FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,250,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM. The transaction is subject to FCC approval and we expect to close on the acquisition in the first quarter of 2007.

On October 5, 2006, we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. This transaction is subject to FCC approval and we expect to close on this acquisition in the first quarter 2007.

2006 Acquisition

On August 7, 2006, we acquired one FM radio station (WCTU-FM) serving the Tazwell, Tennessee market for approximately $779,000. This station has filed for FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000.

2005 Acquisitions

On November 22, 2005, we acquired one AM radio station (WVAX-AM) serving the Charlottesville, Virginia market for approximately $151,000.

Effective June 1, 2005, we acquired two FM and two AM radio stations (WQNY-FM, WYXL-FM, WNYY-AM and WHCU-AM) serving the Ithaca, New York market for approximately $13,610,000. We financed this transaction through funds generated from operations and additional borrowings of approximately $11,000,000 under our Credit Agreement and the re-issuance of approximately $2,602,000 of our Class A common stock. Final order from the FCC is still pending on this acquisition.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2006 and 2005 Acquisitions

	Acquisitions in
	2006	2005
	(In thousands)

Assets Acquired:
Current assets	$—	$2,542
Property and equipment	10	4,783
Other assets:
Broadcast licenses-Radio segment	—	18,909
Broadcast licenses-Television segment	—	157
Goodwill-Radio segment	769	12,479
Goodwill-Television segment	—	67
Other intangibles, deferred costs and investments	—	117

Total other assets	769	31,729

Total assets acquired	779	39,054

Liabilities Assumed:
Current liabilities	—	2,737

Total liabilities assumed	—	2,737

Net assets acquired	$779	$36,317

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2006 and 2005 assume the 2005 acquisitions occurred as of January 1, 2005. The 2006 acquisition and LMA are start up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Consolidated Results of Operations
Net operating revenue	$35,791	$35,961	$104,727	$106,358
Station operating expense	25,761	26,110	76,833	78,421
Corporate general and administrative	2,225	1,934	6,705	6,060

Operating income	7,805	7,917	21,189	21,877
Interest expense	2,375	2,082	7,007	5,731
Other (income) expense, net	(75)	(35)	(645)	1,488
Income taxes	2,241	2,430	6,050	6,073

Net income	$3,264	$3,440	$8,777	$8,585

Basic earnings per share	$.16	$.17	$.43	$.42

Diluted earnings per share	$.16	$.17	$.43	$.41

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$31,402	$32,263	$92,100	$95,253
Station operating expense	22,300	22,728	66,675	68,410

Operating income	$9,102	$9,535	$25,425	$26,843

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$4,389	$3,698	$12,627	$11,105
Station operating expense	3,461	3,382	10,158	10,011

Operating income	$928	$316	$2,469	$1,094

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,402	$4,389	$—	$35,791
Station operating expense	22,300	3,461	—	25,761
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,102	$928	$(2,225)	$7,805

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	1,934	1,934

Operating income (loss)	$9,535	$316	$(1,934)	$7,917

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,100	$12,627	$—	$104,727
Station operating expense	66,675	10,158	—	76,833
Corporate general and administrative	—	—	6,705	6,705

Operating income (loss)	$25,425	$2,469	$(6,705)	$21,189

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2005:
Net operating revenue	$95,253	$11,105	$—	$106,358
Station operating expense	68,410	10,011	—	78,421
Corporate general and administrative	—	—	6,060	6,060

Operating income (loss)	$26,843	$1,094	$(6,060)	$21,877

7.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 19,217 and 18,190 shares were purchased under the ESPP during the nine months ended September 30, 2006 and 2005, respectively. Our ESPP is deemed non-compensatory under the provisions of FAS 123R.

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

Impact of the adoption of the SFAS 123R

We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine months ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the three and nine months ended

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006 were approximately $229,000 and $556,000, respectively. The associated future income tax benefit recognized for the three and nine months ended September 30, 2006 were approximately $94,000 and $228,000, respectively.

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2006	2005
	Grants	Grants

Weighted average grant date fair value per share	$4.49	$6.91
Expected volatility	37.19%	37.14%
Expected term of options (years)	7.8	7.6
Risk-free interest rate	4.27%	3.96%
Dividend yield	0%	0%
Forfeiture rate	2.47%	2.57%

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

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2006:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value

Outstanding at December 31, 2005	2,068,950	$13.97	4.9
Granted	506,138	9.00	9.7
Exercised	(9,762)	5.83	—
Forfeited/canceled	(7,946)	11.84	—

Outstanding at September 30, 2006	2,557,380	$13.03	5.2	$6,788

Exercisable at September 30, 2006	1,844,145	$13.98	3.6	$6,788

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2006:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2005	268,786	$6.91
Granted	506,138	4.49
Vested	(53,743)	6.89
Forfeited/canceled	(7,946)	5.79

Non-vested at September 30, 2006	713,235	$5.20

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	59,728	$14.25
Granted	112,471	9.00
Vested	(11,936)	14.25
Forfeited	(1,765)	11.84

Non-vested and outstanding at September 30, 2006	158,498	$10.55

For the three and nine months ended September 30, 2006, we had approximately $93,000 and $246,000, respectively, of total compensation expense related to restricted stock-based arrangements. At December 31, 2005, we recorded $710,000 of unrecognized compensation cost on restricted stock as a deduction of stockholders’ equity. On September 30, 2006, this amount was reclassified to additional paid-in capital in accordance with SFAS 123R.

The following summarizes the stock option transactions for the Directors Plans for the nine months ended September 30, 2006:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value

Outstanding at December 31, 2005	12,193	$0.008
Granted	13,242	0.010
Exercised	(3,122)	0.010
Forfeited	—	—

Outstanding and exercisable at September 30, 2006	22,313	$0.009	$172,500

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three and nine months ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$3,440	$8,677
Add back: stock based compensation cost, net of tax	25	56
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(463)	(1,387)

Pro forma net income	$3,002	$7,346

Pro forma earnings per share:
Basic	$.15	$.36

Diluted	$.15	$.35

The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2005 and consistent with the requirements of SFAS 123: risk-free interest rate of 4.0%; a dividend yield of 0%; expected volatility of 30.1%; and a weighted average expected life of the options of 7 years, respectively.

8.	Long-Term Debt

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% to 5.50% at September 30, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $64,150,000 of unused borrowing capacity under the Credit Agreement at September 30, 2006.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long term debt consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Credit Agreement:
Reducing revolver facility	$135,850	$147,850
Secured debt of affiliate	1,061	1,061

	136,911	148,911
Amounts paid within one year	—	7,000

	$136,911	$141,911

The impact of the Credit Agreement Amendment in May, 2006 on the future maturities of long-term debt at September 30, 2006 is as follows:

Year Ending December 31,	(In thousands)

2006	$—
2007	—
2008	—
2009	1,061
2010	35,850
Thereafter	100,000

$136,911

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2006) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

9.	Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-three markets, which includes all eighty-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,402	$4,389	$—	$35,791
Station operating expense	22,300	3,461	—	25,761
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,102	$928	$(2,225)	$7,805

Depreciation and amortization	$1,494	$409	$48	$1,951

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	1,934	1,934

Operating income (loss)	$9,535	$316	$(1,934)	$7,917

Depreciation and amortization	$1,812	$446	$50	$2,308

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,100	$12,627	$—	$104,727
Station operating expense	66,675	10,158	—	76,833
Corporate general and administrative	—	—	6,705	6,705

Operating income (loss)	$25,425	$2,469	$(6,705)	$21,189

Depreciation and amortization	$4,569	$1,215	$144	$5,928

Total assets	$268,463	$31,986	$19,699	$320,148

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2005:
Net operating revenue	$94,240	$11,105	$—	$105,345
Station operating expense	67,453	10,011	—	77,464
Corporate general and administrative	—	—	6,060	6,060

Operating income (loss)	$26,787	$1,094	$(6,060)	$21,821

Depreciation and amortization	$5,181	$1,310	$149	$6,640

Total assets	$270,998	$31,572	$19,977	$322,547

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all eighty-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2006 and 2005, approximately 85% of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

During the nine month periods ended September 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 70%, 73%, 75% and 73%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. We are also experiencing ratings softness in each of these markets. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Operating		Consolidated Operating
	Income For the		Income For the
	Nine Months Ended		Years Ended
	September 30,		December 31,
	2006	2005	2005	2004

Market:
Columbus, Ohio	10%	13%	13%	12%
Manchester, New Hampshire	15%	13%	15%	14%
Milwaukee, Wisconsin	33%	33%	33%	32%
Norfolk, Virginia	12%	14%	14%	15%

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

During the nine month periods ended September 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, the radio stations in our four largest markets when combined, represented approximately 47%, 50%, 48% and 52%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Station		Consolidated Station
	Operating Income (*)		Operating Income (*)
	For the Nine Months		For the Years Ended
	Ended September 30,		December 31,
	2006	2005	2005	2004

Market:
Columbus, Ohio	8%	9%	9%	9%
Manchester, New Hampshire	10%	9%	9%	10%
Milwaukee, Wisconsin	21%	22%	21%	22%
Norfolk, Virginia	8%	10%	9%	11%

*	Operating income plus corporate general and administrative, depreciation and amortization

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2006 and 2005, approximately 81% and 79%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2006 and 2005.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages
	and per share information)

Net operating revenue	$35,791	$35,961	$(170)	(0.5)%
Station operating expense	25,761	26,110	(349)	(1.3)%
Corporate G&A	2,225	1,934	291	15.1%

Operating income	7,805	7,917	(112)	(1.4)%
Interest expense	2,375	2,082	293	14.1%
Other (income) expense	(75)	(35)	(40)	N/M
Income taxes	2,241	2,430	(189)	(7.8)%

Net income	$3,264	$3,440	$(176)	(5.1)%

Earnings per share (basic and diluted)	$.16	$.17	$(.01)	(5.9)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$31,402	$32,263	$(861)	(2.7)%
Station operating expense	22,300	22,728	(428)	(1.9)%

Operating income	$9,102	$9,535	$(433)	(4.5)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$4,389	$3,698	$691	18.7%
Station operating expense	3,461	3,382	79	2.3%

Operating income	$928	$316	$612	193.7%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,402	$4,389	$—	$35,791
Station operating expense	22,300	3,461	—	25,761
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,102	$928	$(2,225)	$7,805

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2005:
Net operating revenue	$32,263	$3,698	$—	$35,961
Station operating expense	22,728	3,382	—	26,110
Corporate general and administrative	—	—	1,934	1,934

Operating income (loss)	$9,535	$316	$(1,934)	$7,917

Consolidated

For the three months ended September 30, 2006, consolidated net operating revenue was $35,791,000 compared with $35,961,000 for the three months ended September 30, 2005, a decrease of $170,000 or 0.5%. We had a decline of approximately $183,000 in revenue generated by stations that we owned or operated for the comparable period in 2005 (“same station”), offset by an increase in net operating revenue of approximately $13,000 attributable to stations we did not own and operate for the entire comparable period. The decrease in same station revenue was attributable primarily to a decrease in local revenue (excluding political) of approximately 2% and a decrease in national revenue (excluding political) of approximately 1%, offset by gross political revenue of $645,000, an increase of $568,000.

Station operating expense was $25,761,000 for the three months ended September 30, 2006, compared with $26,110,000 for the three months ended September 30, 2005, a decrease of approximately $349,000. The overall decrease was attributable to a decrease of $451,000 for those stations that we owned and operated for the entire comparable period, offset by an increase in of $102,000 for those stations we did not own or operate for the entire comparable period. The decrease in same station operating expense was due to cost cutting efforts implemented Company wide in the first quarter of 2006, primarily in advertising and promotions expense and to a decrease in amortization expense of 87% attributable to fully amortized intangible assets.

Operating income for the three months ended September 30, 2006 was $7,805,000 compared to $7,917,000 for the three months ended September 30, 2005, a decrease of approximately $112,000 or 1%. The decrease was directly attributable to the decreases in net operating revenue and station operating expense discussed above and an increase in corporate general and administrative charges of approximately $291,000 or 15%. The increase in corporate general and administrative is primarily attributable to additional charges to corporate related to an increase in stock based compensation expense.

We generated net income of approximately $3,264,000 ($.16 per share on a fully diluted basis) during the three months ended September 30, 2006, compared with $3,440,000 ($.17 per share on a fully diluted basis) for the three months ended September 30, 2005, a decrease of approximately $176,000 or 5%. The decrease was the result of the $112,000 decrease in operating income discussed above, an increase in interest expense of $293,000 offset by an increase in other income of $40,000 and a $189,000 decrease in income tax expense. The increase in interest expense resulted primarily from increased interest rates. The decrease in income tax expense is directly attributable to the decrease in pre-tax income.

Radio Segment

For the three months ended September 30, 2006, net operating revenue of the radio segment was $31,402,000 compared with $32,263,000 for the three months ended September 30, 2005, a decrease of $861,000 or 3%. During 2006 we had an increase in net operating revenue of approximately $13,000 attributable to stations we did not own and operate for the entire comparable period. We had a decline of approximately $874,000 or 3% in net revenue generated by radio stations that we owned or operated for the comparable period in 2005 (“same station”). The decrease in same station revenue was primarily attributable to same station local revenue decrease of approximately 4%, offset by gross political revenue of $354,000, an increase of $282,000. We had declines of approximately 14% in net operating revenue in each of our Des Moines, Iowa and Norfolk, Virginia markets, primarily attributable to ratings softness with one of our stations in each of these markets.

Station operating expense for the radio segment was $22,300,000 for the three months ended September 30, 2006, compared with $22,728,000 for the three months ended September 30, 2005, a decrease of approximately $428,000. The decrease in station operating expense for the radio segment represents primarily a decrease of approximately $530,000 in same station operating expense offset by an increase of $102,000 from the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005. The decrease in radio same station operating expense was due to cost cutting efforts implemented Company wide in the first quarter of 2006, primarily in advertising and promotions expense and to a decrease in amortization expense of 88% attributable to fully amortized intangible assets.

Operating income in the radio segment for the three months ended September 30, 2006 was $9,102,000 compared to $9,535,000 for the three months ended September 30, 2005, a decrease of approximately $433,000 or 5%. The decrease was the result of the $861,000 decrease in net operating revenue offset by the smaller decrease of $428,000 in station operating expense discussed above.

Television Segment

For the three months ended September 30, 2006, net operating revenue of our television segment was $4,389,000 compared with $3,698,000 for the three months ended September 30, 2005, an increase of $691,000 or 19%. The majority of the improvement in net operating revenue was attributable to an increase in local revenue (excluding political) of approximately 17% and gross political revenue of approximately $291,000, an increase of $286,000.

Station operating expense in the television segment for the three months ended September 30, 2006 was $3,461,000, compared with $3,382,000 for the three months ended September 30, 2005, an increase of approximately $79,000, attributable to the increase in selling and commission expenses directly related to the increase in net revenue.

Operating income in the television segment for the three months ended September 30, 2006 was $928,000 compared to $316,000 for the three months ended September 30, 2005, an increase of approximately $612,000. The increase was the direct result of the increase in net operating revenue and the small increase in station operating expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following tables summarize our results of operations for the nine months ended September 30, 2006 and 2005.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages
	and per share information)

Net operating revenue	$104,727	$105,345	$(618)	(0.6)%
Station operating expense	76,833	77,464	(631)	(0.8)%
Corporate G&A	6,705	6,060	645	10.6%

Operating income	21,189	21,821	(632)	(2.9)%
Interest expense	7,007	5,511	1,496	27.2%
Other (income) expense, net	(645)	1,503	(2,148)	N/M
Income taxes	6,050	6,130	(80)	(1.3)%

Net income	$8,777	$8,677	$100	1.2%

Earnings per share:
Basic	$.43	$.42	$.01	2.4%

Diluted	$.43	$.42	$.01	2.4%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$92,100	$94,240	$(2,140)	(2.3)%
Station operating expense	66,675	67,453	(778)	(1.2)%

Operating income	$25,425	$26,787	$(1,362)	(5.1)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$12,627	$11,105	$1,522	13.7%
Station operating expense	10,158	10,011	147	1.5%

Operating income	$2,469	$1,094	$1,375	125.7%

N/M = Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,100	$12,627	—	$104,727
Station operating expense	66,675	10,158	—	76,833
Corporate general and administrative	—	—	$6,705	6,705

Operating income (loss)	$25,425	$2,469	$(6,705)	$21,189

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2005:
Net operating revenue	$94,240	$11,105	$—	$105,345
Station operating expense	67,453	10,011	—	77,464
Corporate general and administrative	—	—	6,060	6,060

Operating income (loss)	$26,787	$1,094	$(6,060)	$21,821

  Consolidated

For the nine months ended September 30, 2006, consolidated net operating revenue was 104,727,000 compared with $105,345,000 for the nine months ended September 30, 2005, a decrease of $618,000 or 1%. Net operating revenue generated by stations that we owned and operated for the entire comparable period decreased by 2% or approximately $1,610,000. The majority of the decline in same station revenue was attributable to same station local revenue (excluding political) decreases of approximately 2% and same station national revenue (excluding political) decrease of approximately 5%, offset by gross political revenue of approximately $1,206,000, an increase of $973,000. The decrease in same station net operating revenue was offset by an increase of $992,000 generated by stations that we did not own or operate for the comparable period in 2005.

Station operating expense decreased by $631,000 or 1% to $76,833,000 for the nine months ended September 30, 2006, compared with $77,464,000 for the nine months ended September 30, 2005. Same station operating expense decreased approximately $1,591,000 offset by an increase of $960,000 from the impact of the operation of radio stations that we did not own or operate for the comparable period in 2005. The decrease in same station operating expense is primarily related to the overall cost containment efforts implemented in the first quarter of 2006 with the primary cost reductions in advertising and promotions expense, and an 84% decrease in amortization expense primarily attributable to fully amortized intangible assets.

Operating income for the nine months ended September 30, 2006 was $21,189,000 compared to $21,821,000 for the nine months ended September 30, 2005, a decrease of approximately $632,000 or 3%.

The decrease was primarily the result of the decrease in net operating revenue, and a $645,000 or 11% increase in corporate general and administrative charges. The increase in corporate general and administrative charges results primarily from an increase in stock based compensation expense.

We generated net income of approximately $8,777,000 ($.43 per share on a fully diluted basis) during the nine months ended September 30, 2006, compared with $8,677,000 ($.42 per share on a fully diluted basis) for the nine months ended September 30, 2005, an increase of approximately $100,000 or 1%. The increase was the result of a $2,148,000 increase in other (income) expense offset by the decrease in operating income discussed above and an increase in interest expense of approximately $1,496,000. The increase in other (income) expense was principally the result of a $500,000 gain recognized for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns and a $315,000 gain on insurance proceeds related to a Springfield, Illinois tower destroyed by a tornado for the nine months ended September 30, 2006. Other expense for the nine months ended September 30, 2005 consists primarily of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversion in our Victoria, Texas market. The increase in interest expense of approximately $1,496,000 was the direct result of higher interest rates over the prior year.

Radio Segment

For the nine months ended September 30, 2006, net operating revenue in the radio segment was $92,100,000 compared with $94,240,000 for the nine months ended September 30, 2005, a decrease of $2,140,000 or 2%. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period decreased by approximately $3,132,000 or 3%, offset by a $992,000 increase in revenue generated by radio stations and radio networks that we did not own or operate for the comparable period in 2005. The majority of the decline in same station revenue was attributable to same station national revenue (excluding political) decrease of approximately 7% and a decrease in same station local revenue (excluding political) of approximately 4%, offset by gross political revenue of approximately $667,000 or an increase of $455,000. We had declines in net operating revenue of approximately 11%, 8% and 9%, respectively in our Columbus, Ohio, Des Moines, Iowa and Norfolk, Virginia markets, where we are experiencing ratings softness with one of our stations in each of these markets.

Station operating expense in our radio segment decreased by $778,000 or 1% to $66,675,000 for the nine months ended September 30, 2006, compared with $67,453,000 for the nine months ended September 30, 2005. On a same station basis, station operating expense decreased by approximately $1,738,000 or 3%, which is primarily the result of a decrease in selling and commission expenses directly attributed to the decrease in revenue, an overall decrease in expenses related to cost cutting efforts implemented Company wide in first quarter 2006 and an 85% decrease in amortization expense as discussed above. The same station decrease is offset by an increase of approximately $960,000 resulting from the impact of the operation of stations that we did not own or operate for the comparable period in 2005.

Operating income in the radio segment for the nine months ended September 30, 2006 was $25,425,000 compared to $26,787,000 for the nine months ended September 30, 2005, a decrease of approximately $1,362,000 or 5%. The decrease was the result of the decrease in net operating revenue and the decrease in station operating expense.

Television Segment

For the nine months ended September 30, 2006, net operating revenue in the television segment was $12,627,000 compared with $11,105,000 for the nine months ended September 30, 2005, an increase of $1,522,000 or 14%. The increase in revenue was primarily attributable to a 12% increase in local revenue and $539,000 in gross political revenue (an increase of $518,000) for the nine months ended September 30, 2006.

Station operating expense in our television segment increased by $147,000 or 1% to $10,158,000 for the nine months ended September 30, 2006, compared with $10,011,000 for the nine months ended September 30, 2005. The increase in station operating expense was primarily attributable to increases in selling and commission expenses as a result of the increase in revenue.

Operating income in the television segment for the nine months ended September 30, 2006 was $2,469,000 compared to $1,094,000 for the nine months ended September 30, 2005, an increase of approximately $1,375,000 or 126%. The increase was the result of the increase in net operating revenue, offset by the small increase in station operating expense.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% to 5.50% at September 30, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

As of September 30, 2006, we had $136,911,000 of long-term debt outstanding and approximately $64,150,000 of unused borrowing capacity under our Credit Agreement.

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

Sources and Uses of Cash

During the nine months ended September 30, 2006 and 2005, we had net cash flows from operating activities of $19,600,000 and $19,012,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following transactions were either pending at September 30, 2006 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

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

On August 7, 2006, we acquired one FM radio station (WCTU-FM) serving the Tazwell, Tennessee market for approximately $779,000. This station has filed for FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000.

On August 28, 2006, we entered into an agreement to acquire an FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,250,000, and an LMA. On September 1, 2006 we began providing programming under the LMA to WCNR-FM. The transaction is subject to FCC approval and we expect to close on the acquisition in the first quarter of 2007.

On October 5, 2006 we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. The transaction is subject to FCC approval and we expect to close on this acquisition in the first quarter 2007.

We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2006, we have repurchased 1,727,089 shares of our Class A Common Stock for approximately $24,769,000. Approximately 253,400 shares were repurchased during the nine months ended September 30, 2006 for $2,131,000. On September 13, 2006 we entered into an agreement with a third party broker to repurchase Class A Common Stock under our Stock Buy-Back Program in compliance with the guidelines and limitations of Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

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

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2006 were approximately $6,836,000 ($9,054,000 in corresponding period of 2005). We anticipate capital expenditures exclusive of acquisitions in 2006 to be approximately $9,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

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

There have been no material changes to such contracts/commitments during the nine months ended September 30, 2006 other than those discussed above. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2006. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)

July 1 — July 31, 2006	—	$—		$6,508,230
August 1 — August 31, 2006	38,500	$7.403	38,500	$6,223,220
September 1 — September 30, 2006	125,700	$7.896	125,700	$5,230,679

Total	164,200	$7.780

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.

(b)	On September 13, 2006 we entered into an agreement with a third party broker to repurchase Class A Common Stock under our Buy-Back Program in compliance with the guidelines and limitations of Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The agreement ended November 8, 2006.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 9, 2006	/s/ Samuel D. Bush Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: November 9, 2006	/s/ Catherine Bobinski Catherine Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.