Form 10-K
period 2006-12-31
SAGA COMMUNICATIONS INC
filed 2007-03-16
CIK 886136

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $9.06 per share (the closing price of the Class A Common Stock on June 30, 2006 on the New York Stock Exchange): $163,508,049.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 2007 was 18,895,898 and 2,395,690, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2007) is incorporated by reference in Part III hereof.

Saga Communications, Inc.
2006 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of December 31, 2006 we owned or operated eighty-nine radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Recent Developments

Since January 1, 2006, we have entered into the following transactions regarding acquisitions, Time Brokerage Agreements (“TBAs”), and Shared Services Agreements for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2006:

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazwell, Tennessee market for approximately $789,000. This station has received conditional FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000.

•	In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned below for approximately $2,069,000.

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

In addition, the following transactions were pending at December 31, 2006:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.

•	On October 5, 2006, we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. WKRT will be donated to a not-for-profit company in order to comply with the FCC’s multiple ownership rules. This transaction is subject to FCC approval. The Office of the Attorney General of the State of New York has issued a subpoena to the Company requesting certain documents and information it needs to determine whether the proposed acquisition violates federal antitrust laws. The Company expects to close the acquisition when the matters have been satisfactorily resolved.

•	On January 2, 2007, we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,250,000. On September 1, 2006 we began providing programming under a TBA to WCNR-FM.

For additional information with respect to these acquisitions and disposals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Business

As of February 28, 2007, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, and fifty-nine FM and thirty AM radio stations serving twenty-three markets, including Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2007:

		2006	2006		Fall 2006
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

FM:
WSNY	Columbus, OH	31	38	Adult Contemporary	1		Women 25-54
WODB	Columbus, OH	31	38	Oldies	11	(e)	Adults 45-64
WJZA	Columbus, OH	31	38	Smooth Jazz	14	(e)(d)	Adults 35-54
WJZK	Columbus, OH	31	38	Smooth Jazz	14	(e)(d)	Adults 35-54
WKLH	Milwaukee, WI	34	33	Classic Hits	3	(e)	Men 35-54
WHQG	Milwaukee, WI	34	33	Rock	1		Men 25-44
WJMR-FM	Milwaukee, WI	34	33	Urban Adult Contemporary	6	(e)	Women 25-49
WFMR	Milwaukee, WI	34	33	Classical	11		Adults 45+
WNOR	Norfolk, VA	40	40	Rock	3		Men 18-49
WAFX	Norfolk, VA	40	40	Classic Rock	1	(e)	Men 35-54
KSTZ	Des Moines, IA	72	91	Hot Adult Contemporary	1		Women 25-44
KIOA	Des Moines, IA	72	91	Oldies	1		Adults 45-64
KAZR	Des Moines, IA	72	91	Rock	3	(e)	Men 18-34
KLTI	Des Moines, IA	72	91	Soft Adult Contemporary	1	(e)	Women 35-54
WMGX	Portland, ME	102	167	Hot Adult Contemporary	1		Women 25-54
WYNZ	Portland, ME	102	167	Oldies	1		Adults 45-64
WPOR	Portland, ME	102	167	Country	1		Adults 35-64
WAQY	Springfield, MA	111	82	Classic Rock	1		Men 35-54
WLZX	Springfield, MA	111	82	Rock	2		Men 18-34
WRSI	Northampton, MA	111	82	Progressive	4	(e)(d)	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Progressive	4	(e)(d)	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	1		Women 18+
WPVQ	Greenfield, MA	N/A	N/A	Country	4		Adults 35+
WZID	Manchester	117	191	Adult Contemporary	2		Adults 25-54
WMLL	Manchester	117	191	Classic Rock	2		Men 35-54
WLRW	Champaign, IL	164	220	Hot Adult Contemporary	N/S		Women 25-44
WIXY	Champaign, IL	164	220	Country	N/S		Adults 25-54
WCFF	Champaign, IL	164	220	Variety Hits	N/S		Adults 35-54
WXTT	Champaign, IL	164	220	Rock	N/S		Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Hits	N/R		Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	N/R		Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	N/R		Women 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	N/R		Adults 25-44
WOXL	Asheville, NC	162	161	Classic Hits	2		Adults 35-64
WNAX	Sioux City IA	203	272	Country	N/S		Adults 35+
WWWV	Charlottesville, VA	205	231	Rock	1	(f)	Men 25-54

(footnotes on page 7)

		2006	2006		Fall 2006
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

WQMZ	Charlottesville, VA	205	231	Adult Contemporary	1	(f)	Women 25-54
WCNR	Charlottesville, VA	205	231	Adult Album Alternative	N/A		Adults 25-54
KEGI	Jonesboro, AR	251	289	Classic Rock	3	(f)	Men 25-54
KDXY	Jonesboro, AR	251	289	Country	1	(f)	Adults 25-54
KJBX	Jonesboro, AR	251	289	Adult Contemporary	2	(f)	Women 25-54
WCVQ	Clarksville — TN,	261	206	Hot Adult Contemporary	2	(f)	Women 25-54
	Hopkinsville — KY
WVVR	Clarksville — TN,	261	206	Country	2	(f)	Adults 25-54
	Hopkinsville — KY
WZZP	Clarksville- TN,	261	206	Rock	2	(f)	Men 18-34
	Hopkinsville — KY
WEGI	Clarksville- TN,	261	206	Classic Hits	3	(f)	Men 35-54
	Hopkinsville — KY
KISM	Bellingham, WA	N/A	N/A	Classic Rock	N/R		Men 25-49
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	N/R		Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	N/R		Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Oldies	N/R		Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	N/R		Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	N/R		Women 25-54
WSNI	Keene, NH	N/A	N/A	AC	N/R		Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	N/R		Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	N/R		Men 25-54
WQNY	Ithaca, NY	277	281	Country	N/S		Adults 35+
WYXL	Ithaca, NY	277	281	Adult Contemporary	N/S		Women 25-54
WTMT	Tazewell, TN (g)	N/A	N/A	N/A	N/A		N/A
AM:
WJYI	Milwaukee, WI	34	33	Contemporary Christian	N/R		Adults 18+
WJOI	Norfolk, VA	40	40	Nostalgia	10	(e)	Adults 45+
KRNT	Des Moines, IA	72	91	Nostalgia/Sports	4		Adults 45+
KPSZ	Des Moines, IA	72	91	Contemporary Christian	N/R		Adults 18+
WGAN	Portland, ME	102	167	News/Talk	1		Adults 35+
WZAN	Portland, ME	102	167	News/Talk/Sports	10	(e)	Men 25-54
WBAE	Portland, ME	102	167	Nostalgia	N/R		Adults 45+
WVAE	Portland, ME	102	167	Nostalgia/Sports	N/R		Adults 35+
WHMP	Northampton, MA	111	82	News/Talk	6	(e)(d)	Adults 35+
WHNP	Springfield, MA	111	82	News/Talk	6	(e)(d)	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	6	(e)(d)	Adults 35+
WFEA	Manchester, NH	117	191	Adult Standards/Sports	3	(e)	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	N/R		Adults 35+
WISE	Asheville, NC	162	161	Sports/Talk	11	(e)(d)	Men 18+
WYSE	Asheville, NC	162	161	Sports/Talk	11	(e)(d)	Men 18+
WNAX	Yankton, SD	203	272	News/Talk	N/S		Adults 35+
WINA	Charlottesville, VA	205	231	News/Talk	3	(f)	Adults 35+
WVAX	Charlottesville, VA	205	231	News/Talk	N/A		Adults 35+

(footnotes on page 7)

		2006	2006		Fall 2006
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by	Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)	Demographics

WJQI	Clarksville — TN,	261	206	Contemporary Christian	N/R	Adults 18+
Hopkinsville — KY
WKFN	Clarksville- TN,	261	206	Sports/Talk	N/R	Men 18+
Hopkinsville — KY
KGMI	Bellingham, WA	N/A	N/A	News/Talk	N/A	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	N/A	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Adult Standards	N/A	Adults 45+
KICD	Spencer, IA	N/A	N/A	News/Talk	N/A	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	N/A	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	N/A	Adults 35+
WZBK	Keene, NH	N/A	N/A	Nostalgia	N/A	Adults 45+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	N/A	Adults 45+
WNYY	Ithaca, NY	277	281	News/Talk	N/S	Adults 35+
WHCU	Ithaca, NY	277	281	News/Talk	N/S	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2006 Market Report.

(c)	Information derived from most recent available Arbitron Radio Market Report.

(d)	Since stations are simulcast, ranking information pertains to the combined stations.

(e)	Tied for position.

(f)	Arbitron defines as a “Condensed Market”, meaning ratings for Fall 2006 are a combination of Spring 2006 and Fall 2006 data.

(g)	This station has filed for FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market).

N/A  Information is currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.

N/S  Station is a non-subscriber to the Arbitron Radio Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2007:

		2006 Market
		Ranking by		Fall 2006
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	144	CBS	1
KFJX (d)	Joplin, MO — Pittsburg, KS	144	FOX	4
WXVT	Greenwood — Greenville, MS	184	CBS	2
KAVU	Victoria, TX	205	ABC	1
KVCT (c)	Victoria, TX	205	FOX	2
KMOL-LP	Victoria, TX	205	NBC	3
KXTS-LP	Victoria, TX	205	UPN	4
KUNU-LP	Victoria, TX	205	Univision	5
KVTX-LP	Victoria, TX	205	Telemundo	6

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Television Market Report 2006, based on A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

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

Strategy

Our strategy is to operate top billing radio and television stations in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report and Investing in Television Market Report. As of February 28, 2007, we owned and/or operated at least one of the top two billing stations in each of our radio and television markets for which independent data exists.

Based on the most recent information available, 14 of our 35 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners) in their target demographic markets , and 2 of our 9 television stations were ranked number one (by number of viewers), in their markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

The radio stations that we own and/or operate employ a variety of programming formats, including Classic Hits, Adult Contemporary, Classic Rock, News/Talk, Country and Classical. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

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

Approximately $134,567,000 or 85% of our gross revenue for the year ended December 31, 2006 (approximately $131,401,000 or 84% in fiscal 2005 and approximately $124,878,000 or 83% in fiscal 2004) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2006 was approximately 23,845,000 or 15% of our gross revenue (approximately 25,162,000 or 16% in fiscal 2005 and approximately $25,419,000 or 17% in fiscal 2004).

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

Employees

As of December 31, 2006, we had approximately 922 full-time employees and 421 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WJZK	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WFMR	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014
WPOR	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(8)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WXTT	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WCVQ	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WOXL(6)(7)	Asheville, NC	25,000	December 1, 2011
WTMT	Asheville, NC	50,000	August 1, 2012(9)
WINQ	Keene, NH	6,000	April 1, 2014
KEGI	Jonesboro, AR	50,000	June 1, 2014
KDXY	Jonesboro, AR	25,000	June 1, 2012
FM:
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WCNR	Charlottesville, VA	6,000	October 1, 2011
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII(6)	Ithaca, NY	50,000	June 1, 2014
AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2006(8)
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013
WJQI	Clarksville,TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2011
WYSE	Asheville, NC	5,000(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011
WVAX	Charlottesville, VA	1,000	October 1, 2011
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (NTSC Ch 7 — DTV Ch 13)	Joplin, MO/Pittsburg, KS	NTSC 316,000 (vis), 61,600 (aur) DTV 6,000	June 1, 2006(8)
KAVU (NTSC Ch 25 DTV Ch 15)	Victoria, TX	NTSC 1,298,000(vis), 129,800(aur) DTV 900,000	August 1, 2006(8)
KVCT(3) (NTSC Ch19 — DTV Ch 11)	Victoria, TX	NTSC 155,000(vis), 15,500(aur) DTV 18,000	August 1, 2006(8)
KUNU-LP(4) (Ch 21)	Victoria, TX	1,000 (vis)	August 1, 2006(8)
KVTX-LP(4) (Ch 45)	Victoria, TX	1,000 (vis)	August 1, 2006(8)
KXTS-LP(4) (Ch 41)	Victoria, TX	1,000 (vis)	August 1, 2006(8)
KMOL-LP(4) (Ch 17)	Victoria, TX	50,000 (vis)	August 1, 2006(8)
WXVT (NTSC Ch 15 — DTV Ch 17)	Greenville, MS	NTSC 2,750,000(vis), 549,000(aur) DTV 5,000	June 1, 2005(8)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) and aural (“aur”) components. WLZR, WISE, KPSZ (AM), KPUG (AM), KGMI (AM), KBAI (AM), WZBK(AM), WBCO(AM), WJQI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See note 12 of the Consolidated Financial Statements for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	Pending Acquisition.

(7)	We program this station pursuant to a Sub-TBA with Ashville Radio Partners, LLC.

(8)	An application for renewal of license is pending before the FCC.

(footnotes follow tables)

(9)	WTMT is licensed to serve Tazewell, TN, with 6,000 Watts, and the license expires August 1, 2012. The Company holds a construction permit that expires January 1, 2010, to relocate WTMT to Weaverville, NC, to serve the Asheville, NC, radio market with 50,000 Watts. When the facility is constructed and is licensed at Weaverville, the license for WTMT will expire on December 1, 2011.

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

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. The FCC’s rules permit the ownership of up to two television stations by the same entity if (a) at least eight independently owned and operated full-power commercial and noncommercial TV stations would remain in the Designated Market Area (“DMA”) in which the communities of license of the TV stations in question are located, and (b) the two merging stations are not both among the top four-ranked stations in the market as measured by audience share. The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected (“Qualifying Market”). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces the required termination date when it conducts its review of the rules in its Quadrennial Regulatory Review (initiated by Further Notice of Proposed Rule Making in MB Docket 06-121, released July 24, 2006.) As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban).

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

Under the new rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The pleading cycle closed January 16, 2007. The new rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Media, LLC. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

In addition to the FCC’s multiple ownership rules, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission and some state governments have the authority to examine proposed transactions for compliance with antitrust statutes and guidelines. The Antitrust Division has issued “civil investigative demands” and obtained consent decrees requiring the divestiture of stations in a particular market based on antitrust concerns.

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

Equal Employment Opportunity Rules.  Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules are enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.

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

The FCC’s new multiple ownership rules count stations brokered under a joint sales agreement (“JSA”) toward the brokering station’s permissible ownership totals , as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The latest ownership review commenced in 2006 and the FCC has not yet released a decision in the proceeding. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above.

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

Digital Television.  The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our television stations have begun providing DTV service on channels separate from their NTSC channels. Our television stations are required to cease broadcasting on the NTSC channels by February 17, 2009, and return the NTSC channels to the government to be auctioned. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implements several steps necessary for the conversion to DTV. This Order commenced a process for electing the channels on which DTV stations will operate in the future. The company’s television stations have timely filed with the FCC forms electing their preferred DTV channels. The Company has constructed full, authorized DTV facilities serving at least 80% of their analog population coverage. The Order also required broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order eliminated, for now, the requirement that analog and digital programs be simulcast for part of the time; clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain v-chip functionality that will permit the current TV ratings system to be modified.

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

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LP, and KMOL-LP, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A Status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which analog LPTV stations may apply for a digital companion channel or implement DTV operation on their existing analog channels. The Company’s LPTV stations intend to “flash-cut” to implement DTV operation on their existing analog channels.

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

Low Power FM Radio.  The FCC created a “low power radio service” (“LPFM”) in which the FCC authorizes the construction and operation of two classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. In 2005, the FCC released a Second Report and Order on Reconsideration and Further Notice of Proposed Rulemaking which may modify the existing LPFM rules and could, among other things, permit an LPFM station to continue to operate even when interference is predicted to occur within the 70 dBu contour of some second- or third-adjacent channel full service stations. These proposals could result in reduced coverage for some of our FM stations. The Company has filed comments opposing these proposals. This order also “froze” the processing of mutually-exclusive applications for new FM translator stations and advanced the possibility for dismissing such applications in order to provide opportunities for new LPFM stations. The Company has filed FM translator applications that are frozen as a result. We cannot predict what, if any, other possibly adverse effect future LPFM stations may have on our FM stations.

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. We cannot predict whether, or the extent to which, DARS will have an adverse impact on our business. In February 2005, Motorola, introduced a new “iRadio” receiver that will permit the reception of audio programming streamed over the internet (e.g., in automobiles) on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

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

In-Band On-Channel “Hybrid Digital” Radio.  On April 15, 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) seeking comment on what rule changes and amendments are necessary due to the advent of digital audio broadcasting (“DAB”). The FCC also adopted a companion Notice of Inquiry

(“NOI”) addressing other matters relevant to the discussion on DAB. On October 11, 2002, the FCC selected in-band, on-channel (IBOC) as the technology that will allow AM (daytime operations only) and FM stations on a voluntary basis to begin interim digital transmissions immediately using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. During the interim IBOC operations, stations will broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology provides near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC operations will have minimal impact on the present broadcast service. We cannot predict what rules the FCC will ultimately adopt as a result of the NPRM and NOI. At the present time, we are broadcasting in HD radio on 18 stations and we continue to convert stations to HD radio on an ongoing basis.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	62	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	50	Executive Vice President and Group Program Director
Warren Lada	52	Senior Vice President, Operations
Samuel D. Bush	49	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	58	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	47	Vice President, Chief Accounting Officer and Corporate Controller

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

Mr. Bush has been Senior Vice President since 2002, Chief Financial Officer and Treasurer since September 1997. He was Vice President from 1997 to 2002. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, including senior vice president.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2006 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $133,911,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in our operating performance or a decline in general economic conditions. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2008. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2009, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian’s life. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top six markets when combined represented 48%, 49% and 52% of our net operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues within their respective markets directly with other radio and/or television stations, as well as with other media, such as broadcast television and/or radio (as applicable), cable television and/or radio, satellite television and/or satellite radio systems, newspapers, magazines, direct mail, the internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio or television broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

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

Certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows. In addition, the success of any completed acquisition will depend on our ability to effectively integrate the acquired stations. The process of integrating acquired stations may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management’s attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of February 28, 2007, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 56% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) and other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for your shares over then-current market prices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of our stations include offices, studios and transmitter and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage for our stations broadcast signals.

As of December 31, 2006 the studios and offices of 26 of our 33 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 month to 10 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 4 months to 83 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Our Class A Common Stock trades on the New York Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the calendar quarters indicated:

Year	High	Low

2005:
First Quarter	$17.10	$15.50
Second Quarter	$16.74	$13.43
Third Quarter	$15.50	$12.68
Fourth Quarter	$14.00	$10.30
2006:
First Quarter	$11.18	$8.88
Second Quarter	$10.40	$8.40
Third Quarter	$9.21	$7.15
Fourth Quarter	$10.13	$7.55

As of February 28, 2007, there were approximately 169 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

We have not paid any cash dividends on our Common Stock during the two most recent fiscal years. We are prohibited by the terms of our bank loan agreement from paying dividends on our Common Stock without the banks’ prior consent. See Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources and Note 4 of the Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2006, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employee Stock Purchase Plan	—		$—		1,414,989
1992 Stock Option Plan	1,557,553		$13.231		—
2003 Stock Option Plan	207,900		$19.260		—
2005 Incentive Compensation Plan	924,302	(1)	$10.807	(2)	1,563,762
1997 Non-Employee Director Stock Option Plan	19,136		$.009		150,675
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	2,708,891				3,129,426

(1)	Includes 158,498 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

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

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the quarter ended December 31, 2006. All shares repurchased during the quarter were repurchased in open market transactions on the New York Stock Exchange.

			Total Number of	Approximate
			Shares	Dollar Value of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	the Program(a)

October 1 — October 31, 2006	133,100	$7.930	133,100	$4,175,183
November 1 — November 30, 2006	34,200	$8.788	34,200	$3,874,639
December 1 — December 31, 2006	—		—	$3,874,639

Total	167,300	$8.099

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.

(b)	On September 13, 2006 we entered into an agreement with a third party broker to repurchase Class A Common Stock under our Buy-Back Program in compliance with the guidelines and limitations of Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The agreement ended November 8, 2006.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 of our Class A Common Stock against the cumulative total return of the NYSE Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group Inc., CBS Corp. Citadel Broadcasting Corp., Clear Channel Communications Inc., Cox Radio Inc., Cumulus Media Inc., Walt Disney Co., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Interep National Radio Sales Inc., Journal Communications Inc., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sirius Satellite Radio Inc., Spanish Broadcasting System Inc., Univision Communications Inc., Westwood One Inc. and X M Satellite Radio Holdings Inc. The graph and table assume that $100 was invested on December 31, 2000, in each of our Class A Common Stock, the NYSE Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Returns

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2006(1)(2)	2005(1)(3)	2004(1)(4)	2003(1)(5)	2002(1)(6)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$142,946	$140,790	$134,644	$121,297	$114,782
Station Operating Expense	104,396	104,411	94,914	86,083	79,682
Corporate General and Administrative	8,870	8,174	8,343	6,649	6,223
Other Operating Income	(312)	—	—	—	—
Impairment of Intangible Assets	—	1,168	—	—	—

Operating Income	29,992	27,037	31,387	28,565	28,877
Interest Expense	9,379	7,586	4,522	4,779	5,487
Net Income	$12,448	$10,566	$15,842	$13,884	$13,955
Basic Earnings Per Share	$.61	$.52	$.76	$.67	$.68
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	20,442	20,482	20,752	20,817	20,631
Diluted Earnings Per Share	$.61	$.51	$.75	$.65	$.66
Weighted Average Common Shares and Common Equivalents	20,458	20,675	21,167	21,301	21,209

	December 31,
	2006(1)(2)	2005(1)(3)	2004(1)(4)	2003(1)(5)	2002(1)(6)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$21,617	$22,618	$21,778	$25,353	$5,517
Net Property and Equipment	73,658	69,669	66,364	62,369	60,161
Net Intangible and Other Assets	210,044	205,434	176,166	161,112	134,713
Total Assets	322,641	318,865	280,154	262,343	226,322
Long-term Debt, Including Current Portion	133,911	148,911	121,161	121,205	105,228
Stockholders’ Equity	136,236	125,824	117,225	107,244	93,059

(1)	All periods presented include the weighted average shares and common equivalents related to certain stock options. In June 2002, we consummated a five-for-four split of our Class A and Class B Common Stock. All share and per share information has been restated to reflect the retroactive equivalent changes in the weighted average shares.

(2)	Reflects the results of WTMT, acquired in August 2006 and the results of a time brokerage agreement (“TBA”) for WCNR which began in September 2006.

(3)	Reflects the results of WINA, WWWV, WQMZ, WISE and KXTS-LP acquired in January 2005; WQNY, WYXL, WNYY and WHCU acquired in June 2005; and WVAX acquired in November 2005.

(4)	Reflects the results of Minnesota News Network and Minnesota Farm Network, acquired in March 2004; WRSI, WPVQ and WRSY acquired in April 2004; WXTT acquired in July 2004; and the disposition of WJQY in August 2004.

(5)	Reflects the results of WOXL-AM, acquired in March 2003; WODB, acquired in March 2003 and the results of a time brokerage agreement (“TBA”) for WODB which began in January 2003; the disposition of WVKO in May 2003 and the results of the buyer brokering time on WVKO under a TBA which began in January 2003; WSNI acquired in April 2003, and the results of a TBA for WSNI, which began in February 2003; the disposition of WLLM in April 2003; WJZA and WJZK acquired in October 2003; the results of a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement for KFJX, which began in October 2003; WVAE acquired in November 2003 and the results of a TBA for WVAE which began in August 2003; and WQEL and WBCO acquired in December 2003 and the results of a TBA for WQEL and WBCO which began in October 2003.

(6)	Reflects the results of WKNE, WKBK and WKVT AM/FM, acquired in May 2002; WINQ and WZBK, acquired in July 2002; KEGI, KDXY, KJBX, WEGI and WJQY, acquired in November 2002 and the results of a TBA for WOXL-FM and WISE, which began in November 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

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

Radio Segment

In our radio segment, our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term, and generally run only for a few weeks to a few months. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2006, 2005 and 2004, approximately 85%, 85% and 84%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent national advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries (including sales commissions), depreciation, programming expenses, advertising expenses, and promotion expenses.

During the years ended December 31, 2006, 2005 and 2004, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 64%, 75% and 73%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. We are also experiencing ratings softness in each of these markets. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of Consolidated Operating Income
	for the Years Ended December 31,
	2006	2005	2004

Market:
Columbus, Ohio	10%	13%	12%
Manchester, New Hampshire	14%	15%	14%
Milwaukee, Wisconsin	30%	33%	32%
Norfolk, Virginia	10%	14%	15%

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

During the years ended December 31, 2006, 2005 and 2004, the radio stations in our four largest markets when combined, represented approximately 45%, 48% and 52%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station Operating Income (*)
	for the Years Ended December 31,
	2006	2005	2004

Columbus, Ohio	8%	9%	9%
Manchester, New Hampshire	9%	9%	10%
Milwaukee, Wisconsin	21%	21%	22%
Norfolk, Virginia	7%	9%	11%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2006, 2005 and 2004, approximately 83%, 79% and 80%, respectively, of our gross television segment revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2006, 2005 and 2004.

Consolidated Results of Operations

				2006 vs. 2005		2005 vs. 2004
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2006	2005	2004	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$142,946	$140,790	$134,644	$2,156	1.5%	$6,146	4.6%
Station operating expense	104,396	104,411	94,914	(15)	—%	9,497	10.0%
Corporate G&A	8,870	8,174	8,343	696	8.5%	(169)	(2.0)%
Other operating income	(312)	—	—	312	N/M	N/A	N/A
Impairment of intangible assets	—	1,168	—	(1,168)	N/M	1,168	N/M

Operating income	29,992	27,037	31,387	2,955	10.9%	(4,350)	(13.9)%
Interest expense	9,379	7,586	4,522	1,793	23.6%	3,064	67.8%
Other (income) expense	(500)	2,668	32	(3,168)	N/M	2,636	N/M
Income taxes	8,665	6,217	10,991	2,448	39.4%	(4,774)	(43.4)%

Net income	$12,448	$10,566	$15,842	$1,882	17.8%	$(5,276)	(33.3)%

Earnings per share:
Basic	$.61	$.52	$.76	$.09	17.3%	$(.24)	(31.6)%

Diluted	$.61	$.51	$.75	$.10	19.6%	$(.24)	(32.0)%

Radio Broadcasting Segment

				2006 vs. 2005		2005 vs. 2004
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2006	2005	2004	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$125,274	$125,597	$120,191	$(323)	(.3)%	$5,406	4.5%
Station operating expense	90,627	90,967	82,053	(340)	(.4)%	8,914	10.9%
Other operating income	(312)	—	—	312	N/M	—	—
Impairment of intangible assets	—	890	—	(890)	N/M	890	N/M

Operating income	$34,959	$33,740	$38,138	$1,219	3.6%	$(4,398)	(11.5)%

Television Broadcasting Segment

				2006 vs. 2005		2005 vs. 2004
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2006	2005	2004	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$17,672	$15,193	$14,453	$2,479	16.3%	$740	5.1%
Station operating expense	13,769	13,444	12,861	325	2.4%	583	4.5%
Impairment of intangible assets	—	278	—	(278)	N/M	278	N/M

Operating income	$3,903	$1,471	$1,592	$2,432	165.3%	$(121)	(7.6)%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

Year Ended December 31, 2006:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Year Ended December 31, 2005:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Year Ended December 31, 2004:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated

For the year ended December 31, 2006, net operating revenue was $142,946,000 compared with $140,790,000 for the year ended December 31, 2005, an increase of $2,156,000 or 2%. The increase is primarily attributable to an increase in political revenue of approximately $3,523,000 offset by a decrease in national revenue of approximately $1,317,000 or 5%. Net operating revenue generated by stations we owned and operated for the entire comparable period (“same station”) increased by approximately 1% or $1,106,000. The increase in same station revenue was attributable to an increase of approximately $2,479,000 or 16% in our television segment offset by a decrease in same station revenue of approximately $1,373,000 or 1% in our radio segment.

Station operating expense was $104,396,000 for the year ended December 31, 2006, compared with $104,411,000 for the year ended December 31, 2005, a decrease of approximately $15,000. The slight overall decrease was attributable to a decrease of $996,000 for those stations that we owned and operated for the entire comparable period, offset by an increase of $981,000 for those stations we did not own or operate for the entire comparable period. The decrease in same station operating expense was due to cost cutting efforts implemented company wide in the first quarter of 2006, primarily in advertising and promotions expense, and to a decrease in amortization expense of 84% attributable to fully amortized intangible assets.

Operating income for the year ended December 31, 2006 was $29,992,000 compared to $27,037,000 for the year ended December 31, 2005, an increase of $2,955,000 or 11%. The increase was the result of the increase in net operating revenue and decrease in station operating expense discussed above, $312,000 in other income related to primarily business interruption proceeds in our Springfield, Illinois market and a decrease of $1,168,000 in impairment charges, offset by an increase in corporate general and administrative charges of approximately $696,000 or 9%. The increase in corporate general and administrative charges results primarily from an increase in stock based compensation expense. The impairment charges recorded in 2005 related to the goodwill and broadcast license values at our Jonesboro, Arkansas radio market and Greenville, Mississippi television market.

We generated net income in the amount of approximately $12,448,000 ($0.61 per share on a fully diluted basis) during the year ended December 31, 2006 compared with $10,566,000 ($0.51 per share on a fully diluted basis) for the year ended December 31, 2005, an increase of approximately $1,882,000 or 18%. The increase was the result of the increase in operating income discussed above and a $3,168,000 decrease in other expense offset by increases in interest expense and income tax expense of approximately $1,793,000 and $2,448,000, respectively. The increase in interest expense of approximately $1,793,000 was the direct result of higher interest rates over the prior year. The increase in income tax expense was primarily attributable to our operating performance and an increase in our effective tax rate over prior year. The effective tax rate in 2005 was 4% lower as a result of a tax benefit recorded in 2005 for the sale of the Columbus land that was offset against a capital loss carryforward that expired in 2005. The change in other expense was principally the result of a $500,000 gain recognized in the current year for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns. Other expense for the year ended December 31, 2005 consists primarily of a $1,300,000 loss recognized on the disposition of a tower made obsolete by our DTV conversion in our Victoria, Texas market and a loss of approximately $500,000 from the sale of land in Columbus, Ohio.

Radio Segment

For the year ended December 31, 2006, net operating revenue in the radio segment was $125,274,000 compared with $125,597,000 for the year ended December 31, 2005, a decrease of $323,000. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period decreased by approximately $1,373,000 or 1%, offset by a $1,050,000 increase in revenue generated by radio stations that we did not own or operate for the comparable period in 2005. The majority of the decline in same station revenue was attributable to a decrease in same station national revenue (excluding political) of approximately 6% and a decrease in same station local revenue (excluding political) of approximately 2%, offset by gross political revenue of approximately $2,302,000, or an increase of $1,837,000. We had declines in net operating revenue of approximately 7%, 6% and 9%, respectively in our Columbus, Ohio, Des Moines, Iowa and Norfolk, Virginia markets, where we are experiencing ratings softness with one of our stations in each of these markets.

Station operating expense in our radio segment decreased by $340,000 to $90,627,000 for the year ended December 31, 2006, compared with $90,967,000 for the year ended December 31, 2005. On a same station basis, station operating expense decreased by approximately $1,321,000 or 1%, which is primarily the result of a decrease in expenses related to cost cutting efforts implemented Company wide in first quarter 2006 and an 85% decrease in amortization expense as discussed above. The same station decrease is offset by an increase of approximately $981,000 resulting from the impact of the operation of stations that we did not own or operate for the comparable period in 2005.

Operating income in the radio segment for the year ended December 31, 2006 was $34,959,000 compared to $33,740,000 for the year ended December 31, 2005, an increase of approximately $1,219,000 or 4%. The increase was the result of the decrease in net operating revenue discussed above offset by the decrease in station operating expense, a $312,000 increase in other income related primarily to business interruption proceeds recorded in our Springfield, Illinois market and a decrease of $890,000 in impairment charges related to the goodwill value in our Jonesboro, Arkansas market which was recorded during the fourth quarter of 2005.

Television Segment

For the year ended December 31, 2006, net operating revenue in the television segment was $17,672,000 compared with $15,193,000 for the year ended December 31, 2005, an increase of $2,479,000 or 16%. The increase in net operating revenue was primarily attributable to a 8% increase in local revenue (excluding political) and $1,742,000 in gross political revenue (an increase of $1,688,000) for the year ended December 31, 2006.

Station operating expense in our television segment increased by $325,000 or 2% to $13,769,000 for the year ended December 31, 2006, compared with $13,444,000 for the year ended December 31, 2005. The increase in station operating expense was primarily attributable to an increase in selling and commission expenses as a result of the increase in revenue.

Operating income in the television segment for the year ended December 31, 2006 was $3,903,000 compared to $1,471,000 for the year ended December 31, 2005, an increase of approximately $2,432,000 or 165%. The increase was the result of the increase in net operating revenue, offset by the small increase in station operating expense discussed above and a decrease of $278,000 in impairment charges related to the goodwill and broadcast license values recorded in our Greenville, Mississippi television station during the fourth quarter of 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated

For the year ended December 31, 2005, net operating revenue was $140,790,000 compared with $134,644,000 for the year ended December 31, 2004, an increase of $6,146,000 or 5%. Approximately $7,330,000 in our radio segment or 119% of the increase was attributable to revenue generated by stations which we did not own or operate for the entire comparable period in 2004. Net operating revenue generated by stations we owned and operated for the entire comparable period (“same station”) decreased by approximately 1% or $1,184,000. The decrease in same station revenue was attributable to a decrease in net same station political revenue of approximately 87% and a decrease in net same station national revenue of approximately $1,079,000 or 5% offset by an increase in same station local revenue of approximately $2,514,000 or 2%.

Station operating expense increased by $9,497,000 or 10% to $104,411,000 for the year ended December 31, 2005, compared with $94,914,000 for the year ended December 31, 2004. Of the total increase, approximately $6,548,000 in our radio segment or 69% was the result of the impact of the operation of stations which were not owned or operated by us for the entire comparable period in 2004. The remaining balance of the increase in station operating expense of $2,949,000 represents a total increase in station operating expense of 3% on a same station basis, as a result of an increase in programming expenses as a result of competitive pressures in several of our radio markets, an increase in station general and administrative expense of approximately $950,000 primarily as a result of a 14% increase in health care costs and increase in depreciation and amortization expense of approximately $355,000.

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

We generated net income in the amount of approximately $10,566,000 ($0.51 per share on a fully diluted basis) during the year ended December 31, 2005 compared with $15,842,000 ($0.75 per share on a fully diluted basis) for the year ended December 31, 2004, a decrease of approximately $5,276,000 or 33%. The decrease was the result of the decrease in operating income discussed above, an increase in interest expense and other expense of approximately $3,064,000 and $2,636,000, respectivel,y offset by a $4,774,000 decrease in income tax expense. The increase in interest expense was the result of interest on additional borrowings of approximately $1,087,000 and higher interest rates over the prior year of approximately $1,977,000. The increase in other expense was primarily the result of losses recognized on the disposition of assets including approximately $1,300,000 relating to a television tower made obsolete by our DTV conversion in Victoria, Texas, and approximately $500,000 from the sale of land in Columbus, Ohio. The decrease in income tax expense was primarily attributable to our operating performance and a tax benefit from the sale of the Columbus land of approximately $700,000 in the fourth quarter as the gain for tax purposes was offset against a capital loss carry forward that was expiring at the end of the year reducing our effective tax rate by approximately 4%.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of December 31, 2006, we had $133,911,000 of long-term debt outstanding and approximately $67,150,000 of unused borrowing capacity under our Credit Agreement.

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

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% to 5.50% at December 31, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2006) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate. At December 31, 2006 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2006 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement.

Sources and Uses of Cash

During the years ended December 31, 2006, 2005 and 2004, we had net cash flows from operating activities of $29,648,000, $26,617,000 and $30,004,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following acquisitions in 2006 were financed through funds generated from operations:

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazwell, Tennessee market for approximately $789,000. This station has received conditional FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000.

•	In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned below for approximately $2,069,000.

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

In addition, the following transactions were pending at December 31, 2006:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.

•	On October 5, 2006, we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. WKRT will be donated to a not-for-profit company in order to comply with the FCC’s multiple ownership rules. This transaction is subject to FCC approval. The Office of the Attorney General of the State of New York has issued a subpoena to the Company requesting certain documents and information it needs to determine whether the proposed acquisition violates federal antitrust laws. The Company expects to close the acquisition when the matters have been satisfactorily resolved.

•	On August 25, 2006 we entered into an agreement to acquire one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,250,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM, and on January 2, 2007 we closed on the acquisition.

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

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through through December 31, 2006, we have repurchased 1,894,389 shares of our Class A Common Stock for approximately $26,125,000. During the year ended December 31, 2006 we repurchased an aggregate of 420,700 shares for approximately $3,487,000.

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

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2006 were approximately $10,504,000 ($10,426,000 in 2005). We anticipate capital expenditures in 2007 to be approximately $10,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(2)	$133,911	$—	$1,061	$82,850	$50,000
Operating Leases	7,281	1,561	1,945	1,106	2,669
Purchase Obligations(3)	57,195	32,160	16,290	6,446	2,299
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$198,387	$33,721	$19,296	$90,402	$54,968

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $132,850,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,061,000 (see Note 10 of our consolidated financial statements).

(3)	Includes $16,250,000 of acquisition commitments, $20,800,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $20,145,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Revenue Recognition:  Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our average reserves have been approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2006, from 3.15% to 4.15% or from $774,000 to $1,020,000 would result in a decrease in net income of $145,000, net of taxes for the year ended December 31, 2006.

Purchase Accounting:  We account for our acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values as of the acquisition date. The excess of consideration paid over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair values of the net assets acquired and liabilities asumed requires management’s judgment and often involves the use of significant estimates including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

Broadcast Licenses and Goodwill:  We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2006 represents 62% of our total assets. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related market or segment.

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

We test our goodwill and broadcast licenses for impairment as of October 1 of each year by comparing their fair value to the related carrying value as of that date. The results of these tests indicated no impairment as of December 31, 2006. In 2005, we recorded an impairment charge of the carrying value of goodwill and broadcast licenses of approximately $1,168,000. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in additional impairment of intangible assets in the future.

Litigation and Contingencies:  We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2006 than they did during 2006, our interest expense would increase, and income before taxes would decrease by $1,408,000 ($1,505,000 in 2005). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements, if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have an impact on our financial position, results of operations or cash flows.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 also revises the disclosure requirements and is effective for the Company as of January 1, 2007. We are currently evaluating the impact of FIN 48 and its effect on our financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material on our financial position, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Saga Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Saga Communications, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Detroit, Michigan
March 12, 2007

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

“Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 are incorporated by reference herein. See also Item 1. Business — Executive Officers.

Item 11.  Executive Compensation

“Compensation of Directors and Executive Officers,” “Corporate Governance,” “Compensation Committee Report,” and Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is hereby incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is hereby incorporated by reference herein. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

“Certain Business Relationships and Transactions with Directors and Management” and “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

“Proposal to Ratify Appointment of Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Account Firm

Consolidated Financial Statements:

 — Consolidated Balance Sheets as of December 31, 2006 and 2005

 — Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

—	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

 — Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Detroit, Michigan
March 12, 2007

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,799	$15,168
Accounts receivable, less allowance of $774 ($1,071 in 2005)	23,777	22,998
Prepaid expenses and other current assets	2,238	3,621
Barter transactions	1,525	1,381
Deferred taxes	600	594

Total current assets	38,939	43,762
Net property and equipment	73,658	69,669
Other assets:
Broadcast licenses, net	150,114	148,925
Goodwill, net	49,605	48,762
Other intangibles, deferred costs and investments, net of accumulated amortization of $13,070 ($11,433 in 2005)	10,325	7,747

Total other assets	210,044	205,434

	$322,641	$318,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,090	$1,245
Accrued expenses:
Payroll and payroll taxes	7,441	7,063
Other	6,088	4,145
Barter transactions	1,703	1,691
Current portion of long-term debt	—	7,000

Total current liabilities	17,322	21,144
Deferred income taxes	31,367	26,174
Long-term debt	133,911	141,911
Broadcast program rights	1,273	1,748
Other	2,532	2,064
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 18,892 issued and outstanding (18,792 in 2005)	189	188
Class B common stock, $.01 par value, 3,500 shares authorized, 2,396 issued and outstanding (2,369 in 2005)	24	24
Additional paid-in capital	48,971	48,639
Retained earnings	101,133	88,685
Treasury stock (1,091 shares in 2006 and 694 in 2005, at cost)	(14,081)	(11,002)
Unearned Compensation on restricted stock	—	(710)

Total stockholders’ equity	136,236	125,824

	$322,641	$318,865

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net operating revenue	$142,946	$140,790	$134,644
Station operating expense	104,396	104,411	94,914
Corporate general and administrative	8,870	8,174	8,343
Other operating income	(312)	—	—
Impairment of intangible assets	—	1,168	—

	112,954	113,753	103,257

Operating income	29,992	27,037	31,387
Other (income) expenses:
Interest expense	9,379	7,586	4,522
Other	(500)	2,668	32

Income before income tax	21,113	16,783	26,833
Income tax provision:
Current	3,482	2,627	6,854
Deferred	5,183	3,590	4,137

	8,665	6,217	10,991

Net income	$12,448	$10,566	$15,842

Basic earnings per share	$.61	$.52	$.76

Weighted average common shares	20,442	20,482	20,752

Diluted earnings per share	$.61	$.51	$.75

Weighted average common and common equivalent shares	20,458	20,675	21,167

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004

							Accumulated
							Other			Total
	Class A		Class B		Additional		Comprehensive		Unearned	Stock-
	Common Stock		Common Stock		Paid-In	Retained	Income	Treasury	Compen-	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss)	Stock	sation	Equity
	(In thousands)

Balance at January 1, 2004	18,592	$186	2,360	$24	$47,207	$62,277	$29	$(2,479)	$—	$107,244
Comprehensive income:
Net income						15,842				15,842
Change in market value of securities, net of tax							31			31

Total comprehensive income										15,873
Net proceeds from exercised options	107	1			1,214					1,215
Purchase of shares held in treasury								(7,522)		(7,522)
Employee stock purchase plan					(34)			449		415

Balance at December 31, 2004	18,699	$187	2,360	$24	$48,387	$78,119	$60	$(9,552)	$—	$117,225
Comprehensive income:
Net income						10,566				10,566
Change in market value of securities, net of tax							2			2
Gain realized on sale of securities, net of tax							(62)			(62)

Total comprehensive income										10,506
Net proceeds from exercised options	42				496					496
Issuance of restricted stock	51	1	9		851				(852)	—
Acquisition of broadcast properties					(1,011)			5,599		4,588
Compensation expense related to restricted stock awards									142	142
Purchase of shares held in treasury								(7,433)		(7,433)
Employee stock purchase plan					(84)			384		300

Balance at December 31, 2005	18,792	$188	2,369	$24	$48,639	$88,685	$—	$(11,002)	$(710)	$125,824
Net income						12,448				12,448
Reclassification of unearned compensation					(710)				710
Net proceeds from exercised options	11		5		151					151
Issuance of restricted stock	89	1	22		(1)					—
Compensation expense related to restricted stock awards					334					334
Share-based compensation cost					760					760
Purchase of shares held in treasury								(3,487)		(3,487)
Employee stock purchase plan					(202)			408		206

Balance at December 31, 2006	18,892	$189	2,396	$24	$48,971	$101,133	$—	$(14,081)	$—	$136,236

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$12,448	$10,566	$15,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,154	9,040	7,252
Impairment of intangible assets	—	1,168	—
Share based compensation expense	760	—	—
Barter revenue, net of barter expenses	(205)	(239)	251
Broadcast program rights amortization	603	535	484
Deferred income tax expense	5,183	3,590	4,137
Tax expense on exercise of option	4	—	—
(Gain) loss on sale of assets	(501)	2,668	32
Deferred and other compensation	198	206	172
Compensation expense related to restricted stock awards	334	142	—
Amortization of deferred costs	288	316	270
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	456	683	(512)
Payments for broadcast program rights	(611)	(530)	(504)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,537	(1,528)	2,580

Total adjustments	17,200	16,051	14,162

Net cash provided by operating activities	29,648	26,617	30,004
Cash flows from investing activities:
Acquisition of property and equipment	(10,504)	(10,426)	(11,098)
Increase in other intangibles and other assets	(2,887)	(599)	(2,433)
Acquisition of broadcast properties	(2,869)	(31,729)	(13,611)
Proceeds from sale and disposal of assets	1,027	1,835	1,070

Net cash used in investing activities	(15,233)	(40,919)	(26,072)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,750	1
Payments on long-term debt	(15,000)	(7,000)	(45)
Payments for debt issuance costs	(350)	(200)	—
Purchase of shares held in treasury	(3,487)	(7,433)	(7,522)
Proceeds from exercise of stock options	53	240	981

Net cash (used in) provided by financing activities	(18,784)	20,357	(6,585)

Net (decrease) increase in cash and cash equivalents	(4,369)	6,055	(2,653)
Cash and cash equivalents, beginning of year	15,168	9,113	11,766

Cash and cash equivalents, end of year	$10,799	$15,168	$9,113

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2006 we owned or operated eighty-nine radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

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

Concentration of Risk

Historically our top six markets when combined represented 48%, 50% and 52% of our net operating revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Concentration of Credit Risk

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Financial Instruments

We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at fair market value. We have no marketable securities at December 31, 2006 (see Note 3). During the year ended December 31, 2005, we realized a gain on sale of securities of approximately $97,000. For the year ended December 31, 2004, we reported an unrealized gain, net of related taxes, of $31,000 as a component of accumulated other comprehensive income of stockholders’ equity.

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2006.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2006, 2005 and 2004 was as follows:

			Write Off
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net	End of
Year Ended	of Period	Expenses	of Recoveries	Period
	(In thousands)

December 31, 2006	$1,071	$404	$(701)	$774
December 31, 2005	922	700	(551)	1,071
December 31, 2004	979	539	(596)	922

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We evaluate the recoverability of our property and equipment, deferred costs and investments, in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2006	2005
		(In thousands)

Land and land improvements	—	$10,692	$10,129
Buildings	31.5 years	28,712	26,723
Towers and antennae	7-15 years	26,231	24,764
Equipment	3-15 years	69,280	65,429
Furniture, fixtures and leasehold improvements	7-20 years	6,794	6,639
Vehicles	5 years	3,754	3,524

		145,463	137,208
Accumulated depreciation		(71,805)	(67,539)

Net property and equipment		$73,658	$69,669

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $7,787,000, $7,588,000 and $6,910,000, respectively.

Intangible Assets

Under SFAS No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests which are conducted annually, or more frequently if impairment indicators arise.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

In accordance with SFAS 142 we perform our impairment test of goodwill and broadcast licenses as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date (see Note 2).

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2006, 2005 and 2004, we recognized interest expense related to the amortization of debt issuance costs of $288,000, $316,000 and $270,000, respectively. At December 31, 2006 and 2005 the net book value of deferred costs were $1,480,000 and $1,418,000, respectively, and were presented in other intangibles, deferred costs and investments.

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

Treasury Stock

We have a Stock Buy-Back Program (the “Buy-Back Program”), which allows us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2006, we have repurchased 1,894,389 shares of our Class A Common Stock for approximately $26,125,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2006, 2005 and 2004, we acquired 420,700 shares at an average price of $8.29 per share, 489,325 shares at an average price of $15.19 per share and 419,700 shares at an average price of $17.92 per share, respectively. During 2006, we issued 22,895 shares of Treasury Stock in connection with our employee stock purchase plan. During 2005, we issued 326,254 shares of Treasury Stock in connection with our acquisition of broadcast properties and our employee stock purchase plan. During 2004, we issued 23,546 shares of Treasury Stock in connection with our employee stock purchase plan.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under SFAS 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Consolidated Statements of Income.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $6,495,000, $7,942,000 and $8,040,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For a discussion of Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which is effective for the Company as of January 1, 2007, see below, Significant Accounting Policies — Recent Accounting Pronouncements.

Stock Based Compensation

On January 1, 2006, we adopted the Revised Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either an equity instrument of the company (typically stock options) or liabilities that are based on the grant date fair value of the award. SFAS 123R eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our Consolidated Statement of Income.

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

Stock-based compensation expense recognized during the period is based on the fair value of the portion of stock-based payment awards that is ultimately expected to vest using the Black-Scholes option-pricing model. Stock-based compensation expense recognized in the Consolidated Statement of Income during 2006

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

included compensation expense based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statement of Income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Numerator:
Net income available to common stockholders	$12,448	$10,566	$15,842

Denominator:
Denominator for basic earnings per share-weighted average shares	20,442	20,482	20,752
Effect of dilutive securities:
Stock options	16	193	415

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	20,458	20,675	21,167

Basic earnings per share	$.61	$.52	$.76

Diluted earnings per share	$.61	$.51	$.75

The number of options outstanding that currently have an anti-dilutive effect on our earnings per share calculation is approximately 2,515,000. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have an impact on our financial position, results of operations or cash flows.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 also revises the disclosure requirements and is effective for the Company as of January 1, 2007. We are currently evaluating the impact of FIN 48 and its effect on our financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” Under FSP No. FAS 13-1, rental costs associated with ground or building operating leases, that are incurred during a construction period, shall be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective January 1, 2006. The adoption of FSP No. FAS 13-1 did not have a material impact on our financial position, results of operations or cash flows.

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

2.	Broadcast Licenses, Goodwill and Other Intangibles Assets

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. We also evaluate goodwill in each of its reporting units (reportable segment) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

We utilize independent appraisals in testing FCC licenses and goodwill for impairment when indicators of impairment are present. These appraisals principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which incorporates variables such as market advertising revenues, market revenue share projections, anticipated operating profit margins and various discount rates. The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered.

We completed the impairment tests for our broadcast licenses and goodwill as of October 1, 2006 and no impairment was indicated. In 2005, we recorded an impairment charge of approximately $1,168,000 related to our Jonesboro, Arkansas radio market and Greenville, Mississippi television market. We estimated the fair value of those markets’ intangible assets with the assistance of an independent third-party valuation company.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We tested the broadcast licenses and goodwill for impairment as of October 1, 2004 and no impairment was indicated. See Note 13 for impairment charges by segment recorded in 2005.

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

Broadcast licenses

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2006 and 2005 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Balance at December 31, 2004	$138,297	$8,187	$130,110
Acquisitions	19,066	—	19,066
Impairment charge	(251)	—	(251)

Balance at December 31, 2005	$157,112	$8,187	$148,925
Acquisitions	1,189	—	1,189

Balance at December 31, 2006	$158,301	$8,187	$150,114

Goodwill

We have recorded the changes to goodwill for each of the years ended December 31, 2006 and 2005 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Balance at December 31, 2004	$50,224	$13,091	$37,133
Acquisitions	12,546	—	12,546
Impairment charge	(917)	—	(917)

Balance at December 31, 2005	$61,853	$13,091	$48,762
Acquisitions	843	—	843

Balance at December 31, 2006	$62,696	$13,091	$49,605

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2006 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,469	$96
Favorable lease agreements	5,849	5,177	672
Other intangibles	1,558	1,473	85

Total amortizable intangible assets	$11,972	$10,455	$853

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

Aggregate amortization expense for these intangible assets for the years ended December 31, 2006, 2005 and 2004, was $367,000, $1,452,000 and $342,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is approximately $200,000, $101,000, $37,000, $37,000 and $37,000, respectively.

3.	Total Comprehensive Income and Accumulated Other Comprehensive Income

Total comprehensive income consists of:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$12,448	$10,566	$15,842
Accumulated other comprehensive income:
Change in market value of securities net of taxes of $-, $1 and $19, respectively	—	2	31
Gain realized on sale of securities, net of taxes of $35	—	(62)	—

Total comprehensive income	$12,448	$10,506	$15,873

Accumulated comprehensive income consisted of marketable securities as follows (in thousands):

Balance at January 1, 2005	$60
Change in market value of securities, net of $1 taxes	2
Gain realized on sale of securities, net of taxes of $35	(62)

Balance at December 31, 2005	$—

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Credit Agreement:
Reducing revolver facility	$132,850	$147,850
Secured debt of affiliate	1,061	1,061

	133,911	148,911
Amounts paid within one year	—	7,000

	$133,911	$141,911

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2007	$—
2008	—
2009	1,061
2010	32,850
2011	50,000
Thereafter	50,000

$133,911

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (5.375% to 5.50% at December 31, 2006) plus 0.75% to 1.25% (4.563% at December 31, 2005, plus 0.75% to 1.625%) or the Agent bank’s base rate plus 0% (0% to 0.375% at December 31, 2005). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum (0.375% to 0.625% per annum at December 31, 2005) on the unused portion of the Credit Agreement.

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $67,150,000 of unused borrowing capacity under the Credit Agreement at December 31, 2006.

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

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2006) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

5.	Supplemental Cash Flow Information

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash paid during the period for:
Interest	$8,424	$8,032	$3,955
Income taxes	2,816	3,506	5,872
Non-cash transactions:
Barter revenue	$4,226	$4,447	$3,755
Barter expense	4,021	4,208	4,006
Acquisition of property and equipment	60	75	61

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Fair value of assets acquired	$3,771	$39,054	$14,359
Cash paid	(2,869)	(31,729)	(13,611)
Issuance of restricted stock	—	(4,588)	—

Debt and liabilities assumed	$902	$2,737	$748

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax liabilities:
Property and equipment	$8,003	$7,724
Intangible assets	24,695	19,334
Prepaid expenses	573	588

Total deferred tax liabilities	33,271	27,646
Deferred tax assets:
Allowance for doubtful accounts	308	418
Compensation	2,042	1,389
Other accrued liabilities	154	230
Loss carry forwards	69	112

	2,573	2,149
Less: valuation allowance	69	83

Total net deferred tax assets	2,504	2,066

Net deferred tax liabilities	$30,767	$25,580

Current portion of deferred tax assets	$600	$594
Non-current portion of deferred tax liabilities	(31,367)	(26,174)

Net deferred tax liabilities	$(30,767)	$(25,580)

At December 31, 2006, we have state tax loss carry forwards of approximately $1,461,000, which will expire from 2021 to 2023. During 2006, we utilized approximately $882,000 in state tax loss carry forwards and accordingly, the valuation allowances decreased by $13,000. At December 31, 2006, the valuation allowance for net deferred tax assets relates to state loss carry forwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$3,100	$2,120	$5,725
State	382	507	1,129

Total current	3,482	2,627	6,854
Total deferred	5,183	3,590	4,137

	$8,665	$6,217	$10,991

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, we realized tax (expense) benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax (expense) benefits were recorded to additional paid-in capital in the amounts of approximately $(4,000), $44,000 and $391,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Tax at U.S. statutory rates	$7,433	$5,933	$9,391
State taxes, net of federal benefit	1,220	755	1,624
Other, net	25	(99)	99
Reduction of valuation allowance on loss carry forwards	(13)	(372)	(123)

	$8,665	$6,217	$10,991

See Note 1, Significant Accounting Policies — Recent Accounting Pronouncements, for a discussion of the Company’s evaluation of the effect upon adoption on January 1, 2007 of FIN 48 on the Company’s financial position, results of operations or cash flows.

7.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Our ESPP is deemed compensatory under the provisions of FAS 123R. See Footnote 8 — Employee Benefit Plans for further discussion.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Impact of the adoption of the SFAS 123R

We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced for forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the year ended December 31, 2006 was approximately $760,000. The associated future income tax benefit recognized for the year ended December 31, 2006 was approximately $312,000.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value (Years)

Outstanding at January 1, 2004	2,734,661	$14.99
Granted	101,153	19.31
Exercised	(107,372)	3.99
Forfeited/canceled/expired	(7,438)	19.12

Outstanding at December 31, 2004	2,721,004	$15.58	6.3	$6,687,922

Granted	271,941	14.25
Exercised	(28,278)	5.92
Forfeited/canceled/expired	(895,717)	19.19

Outstanding at December 31, 2005	2,068,950	$13.97	4.9	$343,040

Granted	506,138	9.00
Exercised	(9,762)	5.83
Forfeited/canceled/expired	(34,069)	15.33

Outstanding at December 31, 2006	2,531,257	$12.99	5.0	$353,721

Vested and Exercisable at December 31, 2006	1,818,022	$13.95	3.4	$46,957

The weighted average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $4.49, $6.91 and $7.92, respectively

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January1, 2004	1,423,219	$2.82
Granted	101,153	7.92
Vested	(198,122)	7.01
Forfeited/canceled/expired	(6,266)	7.94

Non-vested at December 31, 2004	1,319,984	$2.56
Granted	271,941	6.91
Vested	(431,764)	7.67
Forfeited/canceled/expired	(891,375)	0.10

Non-vested at December 31, 2005	268,786	$6.91
Granted	506,138	4.49
Vested	(53,743)	6.91
Forfeited/canceled/expired	(7,946)	5.79

Non-vested at December 31, 2006	713,235	$5.20

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the Directors Plans for the year ended December 31:

		Weighted
		Average	Aggregate
	Number of	Price	Intrinsic
	Options	per Share	Value

Outstanding at January 1, 2004	17,234	$0.008
Granted	4,277	0.010
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	21,511	$0.008	$362,286
Granted	4,751	0.010
Exercised	(14,069)	0.009
Forfeited	—	—

Outstanding at December 31, 2005	12,193	$0.008	$132,437
Granted	13,242	0.010
Exercised	(6,299)	0.010
Forfeited	—	—

Outstanding and exercisable at December 31, 2006	19,136	$0.009	$183,726

For the years ended December 31, 2006 and 2005 we had approximately $1,309,600 and $373,600, respectively, of total compensation expense related to stock-based arrangements. The associated tax benefit recognized for the years ended December 31, 2006 and 2005, were approximately $536,900 and $153,200.

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $90,000, $441,000 and $1,594,000, respectively. Cash received from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $53,000, $240,000 and $981,000, respectively.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2005	—	$—
Granted	60,429	14.25
Vested	—	—
Forfeited/canceled/expired	(701)	13.80

Outstanding at December 31, 2005	59,728	$14.25
Granted	112,471	9.00
Vested	(11,936)	14.25
Forfeited/canceled/expired	(1,765)	11.84

Non-vested and outstanding at December 31, 2006	158,498	$10.55

Weighted average remaining contractual life (in years)	3.7

The weighted average grant date fair value of restricted stock that vested during 2006 was approximately $170,000 (none in 2005 and 2004). The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $1,367,000 at December 31, 2006. At December 31, 2005, $710,000 of unrecognized compensation cost was recorded as a deduction from shareholders’ equity. This amount was reclassified to additional paid-in capital in accordance with SFAS 123R.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the years ended December 31, 2005 and 2004 was as follows (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income, as reported	$10,566	$15,842
Add back: stock based compensation cost, net of tax	137	51
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(4,544)	(2,007)

Pro forma net income	$6,159	$13,886

Pro forma earnings per share:
Basic	$.30	$.67

Diluted	$.30	$.66

The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004 and consistent with the requirements of SFAS 123: risk-free interest rate of 4.0% and 3.7%; a dividend yield of 0%; expected volatility of 30.1% and 31.1%; and a weighted average expected life of the options of 7 years, respectively. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2005 and 2004 was $5.79 and $7.87, respectively. As of December 31, 2006 we refined our estimates of assumptions used in the calculation of compensation cost for stock options granted during 2005. The effect of these assumptions and related compensation cost are immaterial and are in accordance with the provisions of SFAS 123R.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $339,000, $391,000 and $276,000 in 2006, 2005 and 2004, respectively, of which approximately $285,000, $280,000 and $220,000 represents our discretionary contributions in 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. At December 31, 2006 approximately 1,415,000 shares are reserved for issuance under the ESPP. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation up to a maximum of $5,000 to purchase shares of our stock at a price equal to 85 percent of the fair value of

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 22,895, 21,445 and 23,546 shares issued under the ESPP in 2006, 2005 and 2004, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2006, 2005 and 2004 was approximately $31,000, $45,000 and $63,000, respectively. The ESPP is deemed compensatory under the provisions of FAS 123R.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $253,000, $302,000 and $248,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

On October 5, 2006, we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. This transaction is subject to FCC approval. The Office of the Attorney General of the State of New York has issued a subpoena to the Company requesting certain documents and information it needs to determine whether the proposed acquisition violates federal anti-trust laws. The Company expects to close the acquisition when the matters have been satisfactorily resolved.

On August 25, 2006 we entered into an agreement to acquire one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,250,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM, and on January 2, 2007 we closed on the acquisition.

2006 Acquisitions

On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazwell, Tennessee market for approximately $789,000. This station has received conditional FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000.

In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned below for approximately $2,069,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

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

Condensed Consolidated Balance Sheet of 2006 and 2005 Acquisitions

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2006 and 2005 acquisitions at their respective acquisition dates. In connection with the 2005 acquisitions, we issued Class A common stock of approximately $4,588,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Saga Communications, Inc.
Condensed Consolidated Balance Sheets
of 2006 and 2005 Acquisitions

	Acquisitions in
	2006	2005
	(In thousands)

Assets Acquired:
Current assets	$—	$2,542
Property and equipment	1,739	4,783
Other assets:
Broadcast licenses — Radio segment	1,189	18,909
Broadcast licenses — Television segment	—	157
Goodwill — Radio segment	843	12,479
Goodwill — Television segment	—	67
Other intangibles, deferred costs and investments	—	117

Total other assets	2,032	31,729

Total assets acquired	3,771	39,054

Liabilities Assumed:
Current liabilities	902	2,737

Total liabilities assumed	902	2,737

Net assets acquired	$2,869	$36,317

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2006 and 2005 assume the acquisitions and dispositions in 2006 and 2005 occurred as of January 1, 2005. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Years Ended
	December 31,
	2006	2005
	(In thousands, except per share data)

Consolidated Results of Operations:
Net operating revenue	$142,946	$141,803
Station operating expense	104,396	105,368
Corporate general and administrative	8,870	8,174
Other operating income	(312)	—
Impairment of intangible assets	—	1,168

Operating income	29,992	27,093
Interest expense	9,379	7,806
Other (income) expense, net	(500)	2,653
Income tax expense	8,665	6,160

Net income	$12,448	$10,474

Basic earnings per share	$.61	$0.51

Diluted earnings per share	$.61	$0.50

	2006	2005
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$125,274	$126,610
Station operating expense	90,627	91,924
Other operating income	(312)	—
Impairment of intangible assets	—	890

Operating income	$34,959	$33,796

	2006	2005
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$17,672	$15,193
Station operating expense	13,769	13,444
Impairment of intangible assets	—	278

Operating income	$3,903	$1,471

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of Pro Forma Segment Operating Income to Pro Forma Consolidated Operating Income

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2006:
Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2005:
Net operating revenue	$126,610	$15,193	$—	$141,803
Station operating expense	91,924	13,444	—	105,368
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,796	$1,471	$(8,174)	$27,093

10.	Related Party Transactions

Acquisition of Stations from Affiliates of Directors

On April 1, 2003, we acquired an FM radio station (WINQ-FM) in the Winchendon, Massachusetts market for approximately $290,000 plus an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change. In December 2006, we settled with the seller for $50,000 to cancel the clause in the purchase agreement for the additional $500,000. No further payments will be due under this transaction. The radio station was owned by a company in which Robert Maccini, a member of our Board of Directors, is an officer and director of, and has a 33% voting ownership interest, and 26% non-voting ownership interest.

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

Principal Stockholder Employment Agreement

In March 2002, we entered into an employment agreement with Edward K. Christian our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

an automobile. The annual base salary under the agreement was $500,000 per year effective January 1, 2003 and subject to annual cost of living increases effective January 1, 2004 ($530,000 effective January 1, 2005 and $549,000 effective January 1, 2006). The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. In addition, the agreement provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2006 his average annual compensation, as defined by the employment agreement, was approximately $950,000.

Transactions with Affiliate and Other Related Party Transactions

In May 1999 we entered into a TBA with Surtsey Productions, a multimedia company owned by Edward K. Christian’s daughter. Surtsey owns a television station KVCT in Victoria, Texas. We operate KVCT under the terms of a TBA with Surtsey. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. Under the 16 year TBA, we pay fees of $3,000 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. Surtsey leases office space in a building owned by us, and paid us rent of approximately $18,000, $21,000, and $33,000 during the years ended December 31, 2006, December 31, 2005 and 2004, respectively.

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power FOX affiliate. At December 31, 2006 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2006 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We paid fees under the agreements of approximately $4,100, $4,100, and $4,000 per month during 2006, 2005, and 2004, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2006. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

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

In any merger, consolidation, or business combination, the consideration to be received per share by the holders of Class A Common Stock and Class B Common Stock must be identical for each class of stock, except that in any such transaction in which shares of common stock are to be distributed, such shares may differ as to voting rights to the extent that voting rights now differ among the Class A Common Stock and the Class B Common Stock.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2006 was $1,694,000 ($1,720,000 and $1,633,000 for the years ended December 31, 2005 and 2004, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2006 (in thousands):

2007	$1,561
2008	1,166
2009	779
2010	591
2011	515
Thereafter	2,669

$7,281

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2006 (in thousands):

2007	$561
2008	509
2009	430
2010	246
2011	47
Thereafter	41

$1,834
Amounts due within one year (included in accounts payable)	561

$1,273

Contingencies

In 2003, in connection with our acquisition of one FM radio station, WJZK-FM serving the Columbus, Ohio market, we entered into an agreement whereby we would pay the seller up to an additional $1,000,000 if we obtain approval from the FCC for a city of license change.

13.	Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-six markets, which includes all eighty-nine of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2006:
Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Depreciation and amortization	$6,288	$1,673	$194	$8,155

Total assets at December 31, 2006	$272,080	$31,712	$18,849	$322,641

Capital additions	$7,752	$2,592	$160	$10,504

Goodwill, net	$49,434	$171	$—	$49,605

Broadcast licenses, net	$137,925	$12,189	$—	$150,114

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2005:
Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Depreciation and amortization	$7,075	$1,766	$199	$9,040

Total assets at December 31, 2005	$266,604	$31,092	$21,169	$318,865

Capital additions	$7,414	$2,285	$727	$10,426

Goodwill, net	$48,591	$171	$—	$48,762

Broadcast licenses, net	$136,736	$12,189	$—	$148,925

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2004:
Net operating revenue	$120,191	$14,453	$—	$134,644
Station operating expense	82,053	12,861	—	94,914
Corporate general and administrative	—	—	8,343	8,343

Operating income (loss)	$38,138	$1,592	$(8,343)	$31,387

Depreciation and amortization	$5,337	$1,717	$198	$7,252

Total assets at December 31, 2004	$231,947	$31,277	$16,930	$280,154

Capital additions	$7,755	$3,064	$279	$11,098

Goodwill, net	$37,002	$131	$—	$37,133

Broadcast licenses, net	$117,827	$12,283	$—	$130,110

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except per share data)

Net operating revenue	$31,191	$31,830	$37,745	$37,554	$35,791	$35,961	$38,219	$35,445
Station operating expenses	24,703	24,698	26,369	26,656	25,761	26,110	27,563	26,947
Corporate general and administrative	1,981	1,778	2,499	2,348	2,225	1,934	2,165	2,114
Other operating income	—	—	—	—	—	—	(312)	—
Impairment of intangible assets	—	—	—	—	—	—	—	1,168

Operating income	4,507	5,354	8,877	8,550	7,805	7,917	8,803	5,216
Other (income) expenses:
Interest expense	2,277	1,623	2,355	1,806	2,375	2,082	2,372	2,075
Other	(355)	67	(215)	1,471	(75)	(35)	145	1,165

Income before income tax	2,585	3,664	6,737	5,273	5,505	5,870	6,286	1,976
Income tax provision	1,060	1,499	2,749	2,201	2,241	2,430	2,615	87

Net income	$1,525	$2,165	$3,988	$3,072	$3,264	$3,440	$3,671	$1,889

Basic earnings per share	$.07	$.10	$.19	$.15	$.16	$.17	$.18	$.09

Weighted average common shares	20,480	20,631	20,575	20,388	20,488	20,453	20,227	20,459

Diluted earnings per share	$.07	$.10	$.19	$.15	$.16	$.17	$.18	$.09

Weighted average common and common equivalent shares	20,503	20,941	20,593	20,596	20,502	20,631	20,241	20,546

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke Brown Clarke Brown	Director

/s/ Jonathan Firestone Jonathan Firestone	Director

/s/ Robert J. Maccini Robert J. Maccini	Director

/s/ Gary Stevens Gary Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	10	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	11	Bylaws, as amended March 12, 2004.
4(a)	1	Plan of Reorganization.
4(b)	6	Credit Agreement dated as of March 28, 2001 between the Company and Fleet National Bank, as Agent for the lenders and The Bank of New York, as syndication agent.
4(c)	9	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
10(a)	7	Employment Agreement of Edward K. Christian dated as of April 1, 2002.
10(b)	3	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(d)	2	Saga Communications, Inc. 1997 Non-Employee Director Stock Option Plan.
10(d)(1)	12	Form of Stock Option Agreement for Participants in the Saga Communications, Inc 1997 Non-Employee Director Stock Option Plan.
10(e)(1)	1	Promissory Note of Edward K. Christian dated December 10, 1992.
10(e)(2)	4	Amendment to Promissory Note of Edward K. Christian dated December 8, 1998.
10(e)(3)	5	Loan Agreement and Promissory Note of Edward K. Christian dated May 5, 1999.
10(f)	8	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	14	Summary of Chief Executive Officer Annual Incentive Plan.
10(h)	15	Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(i)	17	Summary of Non-Employee Directors Compensation.
10(j)	16	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(k)	16	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(l)	16	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(m)	13	Amendments to 1997 Non-Employee Director Stock Option Plan.
10(n)	18	Form of Stock Option Cancellation Agreement
10(o)	*	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

8	Exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-107686) incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein.

10	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on February 4, 2005 and incorporated by reference herein.

13.	Exhibit filed with the Company’s Form 8-K filed on December 23, 2005 and incorporated by reference herein.

14.	Exhibit filed with the Company’s Form 8-K filed on March 16, 2005 and incorporated by reference herein.

15	Exhibit filed with the Company’s 2005 Proxy Statement filed on April 15, 2005 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 incorporated by reference herein.

17	Exhibit filed with the Company’s Form 8-K filed on June 29, 2005 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005 incorporated by reference herein.