Form 10-Q
period 2007-03-31
SAGA COMMUNICATIONS INC
filed 2007-05-10
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
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
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 1, 2007 was 17,810,498 and 2,387,762, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,594	$10,799
Accounts receivable, net	20,684	23,777
Prepaid expenses and other current assets	4,211	4,363

Total current assets	32,489	38,939
Property and equipment	147,475	145,463
Less accumulated depreciation	73,329	71,805

Net property and equipment	74,146	73,658
Other assets:
Broadcast licenses, net	153,364	150,114
Goodwill, net	49,710	49,605
Other intangibles, deferred costs and investments, net	8,855	10,325

Total other assets	211,929	210,044

	$318,564	$322,641

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,305	$2,090
Payroll and payroll taxes	5,627	7,441
Other accrued expenses	5,103	6,088
Barter transactions	1,910	1,703

Total current liabilities	13,945	17,322
Deferred income taxes	31,598	31,367
Long-term debt	131,911	133,911
Other liabilities	3,804	3,805
Stockholders’ equity
Common stock	213	213
Additional paid-in capital	49,316	48,971
Retained earnings	101,873	101,133
Treasury stock	(14,096)	(14,081)

Total stockholders’ equity	137,306	136,236

	$318,564	$322,641

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Net operating revenue	$31,883	$31,191
Station operating expenses	25,995	24,703
Corporate general and administrative	2,316	1,981

Operating income	3,572	4,507
Other expenses, net:
Interest expense	2,297	2,277
Other expense (income), net	35	(355)

Income before income tax	1,240	2,585
Income tax provision	500	1,060

Net income	$740	$1,525

Earnings per share
Basic	$.04	$.07

Diluted	$.04	$.07

Weighted average common shares	20,221	20,480

Weighted average common and common equivalent shares	20,242	20,503

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$4,268	$5,196
Cash flows from investing activities:
Acquisition of property and equipment	(2,414)	(1,967)
Proceeds from sale of assets	10	17
Increase in intangibles and other assets	(2,018)	(765)
Acquisition of stations	(925)	—

Net cash used in investing activities	(5,347)	(2,715)
Cash flows from financing activities:
Payments on long-term debt	(2,000)	(7,000)
Purchase of shares held in treasury	(126)	—

Net cash used in financing activities	(2,126)	(7,000)
Net decrease in cash and cash equivalents	(3,205)	(4,519)
Cash and cash equivalents, beginning of period	10,799	15,168

Cash and cash equivalents, end of period	$7,594	$10,649

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
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
2. Recent Accounting Pronouncements
     On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective January 1, 2008. We are currently evaluating the impact of SFAS No. 157 and its effect on our financial position, results of operations or cash flows.

     On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company was required to adopt the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.
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

4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2007:

	Common Stock Issued
	Class A	Class B
	(shares in thousands)
Balance, January 1, 2006	18,792	2,369
Exercised options	11	5
Issuance of restricted stock	89	22

Balance, December 31, 2006	18,892	2,396
Exercised options	10	—
Conversion of shares	8	(8)
Forfeiture of restricted stock	(2)	—

Balance, March 31, 2007	18,908	2,388

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000.
5. Acquisitions
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
     2007 Acquisitions
     On January 2, 2007 we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,330,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM.
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
     2006 Acquisitions
     On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazwell, Tennessee market for approximately $814,000. This station has received conditional FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000, of which approximately $2,000,000 was paid in March 2007, and the remaining will be paid once the relocation is complete.

     In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned below for approximately $2,069,000.
     Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions
     The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2007 acquisitions at their respective acquisition dates. We paid approximately $925,000 in connection with acquisitions during the three months ended March 31, 2007. We had no acquisitions during the three months ended March 31, 2006.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions

	Acquisitions in
	2007	2006
	(In thousands)
Assets Acquired:
Property and equipment	$—	$1,739
Other assets:
Broadcast licenses-Radio segment	3,250	1,189
Goodwill-Radio segment	105	843

Total other assets	3,355	2,032

Total assets acquired	3,355	3,771

Liabilities Assumed:
Current liabilities	2,430	902

Total liabilities assumed	2,430	902

Net assets acquired	$925	$2,869

     Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
     The following unaudited pro forma results of our operations for the three months ended March 31, 2007 and 2006 assume the 2007 and 2006 acquisitions occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share data)
Consolidated Results of Operations:
Net operating revenue	$31,883	$31,191
Station operating expense	25,995	24,703
Corporate general and administrative	2,316	1,981

Operating income	3,572	4,507
Interest expense	2,297	2,277
Other expense (income), net	35	(355)
Income taxes	500	1,060

Net income	$740	$1,525

Basic earnings per share	$.04	$.07

Diluted earnings per share	$.04	$.07

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$27,893	$27,280
Station operating expense	22,513	21,415

Operating income	$5,380	$5,865

	Three Months Ended
	March 31,
	2007	2006
Television Broadcasting Segment
Net operating revenue	$3,990	$3,911
Station operating expense	3,482	3,288

Operating income	$508	$623

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2007:
Net operating revenue	$27,893	$3,990	$—	$31,883
Station operating expense	22,513	3,482	—	25,995
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,380	$508	$(2,316)	$3,572

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2006:
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

6. Stock Based Compensation
     The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of approximately $197,000 and $124,000 was recognized for the three months ended March 31, 2007 and 2006, respectively, and is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2007 and 2006 were approximately $81,000 and $51,000, respectively.
     Employee Stock Purchase Plan
     We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 6,228 and 8,625 shares were purchased under the ESPP during the three months ended March 31, 2007 and 2006, respectively. Our ESPP is deemed compensatory under the provisions of FAS 123R.
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

     Effective January 1, 2007, each director who is not an employee shall receive cash for his or her services as a director.
     The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2007:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(years)	Value
Outstanding at December 31, 2006	2,531,257	$12.99	5.0	$353,721
Granted	—	—
Exercised	—	—
Forfeited	(7,533)	10.28

Outstanding at March 31, 2007	2,523,724	$13.00	4.7	$412,609

Exercisable at March 31, 2007	1,969,842	$13.71	3.6	$122,343

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three month ended March 31, 2007:

		Weighted Average
		Grant Date Fair
	Number of Options	Value
Non-vested at December 31, 2006	713,235	$5.20
Granted	—
Vested	(151,820)	5.32
Forfeited/canceled	(7,533)	5.07

Non-vested at March 31, 2007	553,882	$5.17

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

     The following summarizes the restricted stock transactions for the three months ended March 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	158,498	$10.55
Granted	—
Vested	(33,724)	10.81
Forfeited	(1,674)	10.28

Non-vested and outstanding at March 31, 2007	123,100	$10.49

     For the three months ended March 31, 2007 and 2006, we had approximately $89,000 and $60,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
     The following summarizes the stock option transactions for the Directors Plan for the three months ended March 31, 2007:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at December 31, 2006	19,136	$0.009	183,726
Granted	22,428	$0.010
Exercised	(9,692)	0.010

Outstanding and exercisable at March 31, 2007	31,872	$0.010	$309,812

7. Long-Term Debt
     Long term debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Credit Agreement:
Reducing revolver facility	$130,850	$132,850
Secured debt of affiliate	1,061	1,061

	$131,911	$133,911

     Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $69,150,000 of unused borrowing capacity under the Credit Agreement at March 31, 2007.
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
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2007:
Net operating revenue	$27,893	$3,990	$—	$31,883
Station operating expense	22,513	3,482	—	25,995
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,380	$508	$(2,316)	$3,572

Depreciation and amortization	$1,506	$389	$47	$1,942

Total assets	$272,197	$31,401	$14,966	$318,564

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2006:
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

Depreciation and amortization	$1,539	$392	$48	$1,979

Total assets	$263,299	$31,312	$17,450	$312,061

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are therefore, reflected only in our discussion of consolidated results.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2007 and 2006, approximately 87% and 86%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
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
     Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the three month periods ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, these markets when combined, represented approximately 88%, 80%, 64% and 75% respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. We are also experiencing ratings softness in each of these markets. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Operating		Consolidated Operating
	Income For the		Income For the
	Three Months Ended		Years Ended
	March 31,		December 31,
	2007	2006	2006	2005
Market:
Columbus, Ohio	13%	11%	10%	13%
Manchester, New Hampshire	19%	17%	14%	15%
Milwaukee, Wisconsin	48%	38%	30%	33%
Norfolk, Virginia	8%	14%	10%	14%
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

     During the three month periods ended March 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, the radio stations in our four largest markets when combined, represented approximately 44%, 47%, 45% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Station		Consolidated Station
	Operating Income (*)		Operating Income (*)
	For the Three Months		For the Years Ended
	Ended March 31,		December 31,
	2007	2006	2006	2005
Market:
Columbus, Ohio	7%	7%	8%	9%
Manchester, New Hampshire	9%	9%	9%	9%
Milwaukee, Wisconsin	23%	22%	21%	21%
Norfolk, Virginia	5%	9%	7%	9%

*	Operating income plus corporate general and administrative, depreciation and amortization
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

     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2007 and 2006, approximately 83% and 81%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Results of Operations
     The following tables summarize our results of operations for the three months ended March 31, 2007 and 2006.
Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages
	and per share information)
Net operating revenue	$31,883	$31,191	$692	2.2%
Station operating expense	25,995	24,703	1,292	5.2%
Corporate G&A	2,316	1,981	335	16.9%

Operating income	3,572	4,507	(935)	(20.7)%
Interest expense	2,297	2,277	20	0.9%
Other expense (income), net	35	(355)	390	N/M
Income taxes	500	1,060	(560)	(52.8)%

Net income	$740	$1,525	$(785)	(52.0)%

Earnings per share (basic and diluted)	$.04	$.07	$(.03)	(42.9)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$27,893	$27,280	$613	2.2%
Station operating expense	22,513	21,415	1,098	5.1%

Operating income	$5,380	$5,865	$(485)	(8.3)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$3,990	$3,911	$79	2.0%
Station operating expense	3,482	3,288	194	5.9%

Operating income	$508	$623	$(115)	(18.5)%

NM = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2007:
Net operating revenue	$27,893	$3,990	$—	$31,883
Station operating expense	22,513	3,482	—	25,995
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,380	$508	$(2,316)	$3,572

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2006:
Net operating revenue	$27,280	$3,911	$—	$31,191
Station operating expense	21,415	3,288	—	24,703
Corporate general and administrative	—	—	1,981	1,981

Operating income (loss)	$5,865	$623	$(1,981)	$4,507

Consolidated
     For the three months ended March 31, 2007, consolidated net operating revenue was $31,883,000 compared with $31,191,000 for the three months ended March 31, 2006, an improvement of $692,000 or 2%. We had an increase of approximately $623,000 in revenue generated by stations that we owned or operated for the comparable period in 2006 (“same station”), and an increase in net operating revenue of approximately $69,000 attributable to stations we did not own and operate for the entire comparable period. The majority of the increase in same station revenue was primarily attributable to an increase in local revenue of approximately 3%.
     Station operating expense was $25,995,000 for the three months ended March 31, 2007, compared with $24,703,000 for the three months ended March 31, 2006, an increase of approximately $1,292,000 or 5%. Approximately $101,000 of the increase was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2006. The balance of the increase, $1,191,000, was from same station operating expense, $722,000 of which was related to our decision to continue to invest in the future of our business with additional advertising, promotion and selling expenses, including additional sales compensation. In addition $165,000 of the increase was due to an increase in health care costs.
     Operating income for the three months ended March 31, 2007 was $3,572,000 compared to $4,507,000 for the three months ended March 31, 2006, a decrease of approximately $935,000 or 21%. The decrease was directly attributable to the increase in station operating expense and an increase in corporate general and administrative charges of approximately $335,000 or 17%, primarily attributable to stock based compensation expense of $114,000 and $98,000 related to the creation of an Integrated Media department. We generated net income of approximately $740,000 ($.04 per share on a fully diluted basis) during the three months ended March 31, 2007, compared with $1,525,000 ($.07 per share on a fully diluted basis) for the three months ended March 31, 2006, a decrease of approximately $785,000 or 51%. The decrease was the result of the $935,000 decrease in operating income discussed above, a $20,000 increase in interest expense and a decrease of $390,000 in other income, offset by a $560,000 decrease in income tax expense. The decrease in income tax expense was directly attributable to operating performance. Other (income) expense in the prior year period included a $500,000 gain on the disposal of assets for slight alteration to one of our Keene, NH FM’s signal pattern, offset by a $129,000 loss relative to one of our Springfield, IL towers being destroyed by a tornado.
Radio Segment
     For the three months ended March 31, 2007, net operating revenue of the radio segment was $27,893,000 compared with $27,280,000 for the three months ended March 31, 2006, an increase of $613,000 or 2%. During 2007 we had an increase in net operating revenue of approximately $69,000 attributable to stations we did not own and operate for the entire comparable period. We had an increase of approximately $544,000 in revenue generated by radio stations that we owned or operated for the comparable period in 2006 (“same station”). The majority of the increase in same station revenue was primarily attributable to same station local revenue increase of approximately 2%.
     Station operating expense for the radio segment was $22,513,000 for the three months ended March 31, 2007, compared with $21,415,000 for the three months ended March 31, 2006, an increase of approximately $1,098,000. Approximately $101,000 of the increase was the result of the impact of the operation of radio stations that we did not own or operate for the comparable period in 2006. An increase of $997,000 was from same station operating expense, $638,000 of which was attributable to higher advertising, promotion, selling and commission expense as described above and $151,000 was from increased health care costs.
     Operating income in the radio segment for the three months ended March 31, 2007 was $5,380,000 compared to $5,865,000 for the three months ended March 31, 2006, a decrease of approximately $485,000 or 8%. The decrease was the result of the increase in station operating expense discussed above.
Television Segment
     For the three months ended March 31, 2007, net operating revenue of our television segment was $3,990,000 compared with $3,911,000 for the three months ended March 31, 2006, an increase of $79,000 or 2%. The improvement in net operating revenue was attributable to an increase in local revenue of $153,000, offset by a decrease in national revenue of $75,000 as compared to the prior year period.
     Station operating expense in the television segment for the three months ended March 31, 2007 was $3,482,000, compared with $3,288,000 for the three months ended March 31, 2006, an increase of approximately $194,000.
     Operating income in the television segment for the three months ended March 31, 2007 was $508,000 compared to $623,000 for the three months ended March 31, 2006, a decrease of approximately $115,000 or 18%. The decrease was the result higher station operating expense.
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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risk Factors” in our Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources
Debt Arrangements and Debt Service Requirements
     As of March 31, 2007, we had $131,911,000 of long-term debt outstanding and approximately $69,150,000 of unused borrowing capacity under our Credit Agreement.
     The Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
     The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced in quarterly amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2008. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in Credit Agreement) based on leverage ratios.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.
Sources and Uses of Cash
     During the three months ended March 31, 2007 and 2006, we had net cash flows from operating activities of $4,268,000 and $5,196,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     The following transactions were either pending at March 31, 2007 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:
•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisition when all required approvals have been obtained.

•	On October 5, 2006, we entered into an agreement to acquire one AM and one FM (WKRT-AM and WIII-FM) radio stations licensed to Cortland, New York and serving the Ithaca, New York market for approximately $4,000,000. This transaction is subject to FCC approval. The Office of the Attorney General of the State of New York has issued a subpoena to the Company requesting certain documents and information it needs to determine whether the proposed acquisition violates federal anti-trust laws. The Company expects to close the acquisition when the matters have been satisfactorily resolved.

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazwell, Tennessee market for approximately $814,000. This station has received conditional FCC approval to relocate its tower to Weaverville, North Carolina (serving the Asheville, North Carolina market). When this relocation occurs, we will owe an additional $3,350,000, of which approximately $2,000,000 was paid in March 2007, and the remaining will be paid once the relocation is complete.
     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

     In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. Approximately 12,800 shares were repurchased during the three months ended March 31, 2007 for $126,000.
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
     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2007 were approximately $2,414,000 ($1,967,000 in 2006). We anticipate capital expenditures in 2007 to be approximately $10,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our annual report on Form 10-K for the year ended December 31, 2006.
     There have been no material changes to such contracts/commitments during the three months ended March 31, 2007. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There has been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2006.
Inflation
     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2007. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
January 1 — January 31, 2007	—	$—		$3,874,639
February 1 — February 28, 2007	—	$—		$3,874,639
March 1 — March 31, 2007	12,821	$9.860	12,821	$3,748,224

Total	12,821	$9.860

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring on May 4, 2005, which increased the total amount authorized for repurchase of our Class A Common Stock to $30,000,000.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: May 10, 2007	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2007	/s/ CATHERINE A. BOBINSKI
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