Form 10-Q
period 2007-06-30
SAGA COMMUNICATIONS INC
filed 2007-08-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 1, 2007 was 17,884,194 and 2,393,246, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$8,336	$10,799
Accounts receivable, net	25,195	23,777
Prepaid expenses and other current assets	4,402	4,363

Total current assets	37,933	38,939
Property and equipment	149,324	145,463
Less accumulated depreciation	75,016	71,805

Net property and equipment	74,308	73,658
Other assets:
Broadcast licenses, net	157,533	150,114
Goodwill, net	48,907	49,605
Other intangibles, deferred costs and investments, net	6,987	10,325

Total other assets	213,427	210,044

	$325,668	$322,641

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,576	$2,090
Payroll and payroll taxes	7,207	7,441
Other accrued expenses	5,439	6,088
Barter transactions	1,825	1,703

Total current liabilities	17,047	17,322
Deferred income taxes	33,122	31,367
Long-term debt	129,911	133,911
Other liabilities	3,827	3,805
Stockholders’ equity
Common stock	213	213
Additional paid-in capital	49,881	48,971
Retained earnings	105,683	101,133
Treasury stock	(14,016)	(14,081)

Total stockholders’ equity	141,761	136,236

	$325,668	$322,641

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$38,421	$37,745	$70,304	$68,936
Station operating expenses	27,016	26,369	53,011	51,072
Corporate general and administrative	2,606	2,499	4,922	4,480

Operating income	8,799	8,877	12,371	13,384
Other expenses, net:
Interest expense	2,281	2,355	4,578	4,632
Other expense (income), net	47	(215)	82	(570)

Income before income tax	6,471	6,737	7,711	9,322
Income tax provision	2,661	2,749	3,161	3,809

Net income	$3,810	$3,988	$4,550	$5,513

Earnings per share
Basic	$.19	$.19	$.23	$.27

Diluted	$.19	$.19	$.23	$.27

Weighted average common shares	20,083	20,575	20,066	20,528

Weighted average common and common equivalent shares	20,113	20,593	20,101	20,547

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Cash provided by operating activities	$9,233	$11,811
Cash flows from investing activities:
Acquisition of property and equipment	(4,563)	(4,712)
Proceeds from sale of assets	26	639
Increase in intangibles and other assets	(282)	(1,879)
Acquisition of stations	(2,941)	—

Net cash used in investing activities	(7,760)	(5,952)
Cash flows from financing activities:
Payments on long-term debt	(4,000)	(12,000)
Payments for debt issuance costs	—	(350)
Purchase of shares held in treasury	(126)	(853)
Net proceeds from exercise of stock options	190	68

Net cash used in financing activities	(3,936)	(13,135)

Net decrease in cash and cash equivalents	(2,463)	(7,276)
Cash and cash equivalents, beginning of period	10,799	15,168

Cash and cash equivalents, end of period	$8,336	$7,892

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective January 1, 2008, and we are currently evaluating its impact and effect on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes and Related Implementation Issues” that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relevant facts. The Company was required to adopt the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

3.	Intangible Assets and Goodwill

Under SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual, or more frequent if impairment indicators arise, impairment tests.

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

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2007:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)

Balance, January 1, 2006	18,792	2,369
Exercised options	11	5
Issuance of restricted stock	89	22

Balance, December 31, 2006	18,892	2,396
Exercised options	38	—
Conversion of shares	8	(8)
Issuance of restricted stock	36	5
Forfeiture of restricted stock	(2)	—

Balance, June 30, 2007	18,972	2,393

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000.

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

On October 5, 2006, we entered into an agreement to acquire two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,500,000. The FCC granted consent to assignment of the licenses of the radio stations on December 27, 2006, but the consent is not yet a “final” FCC order due to a pending petition for reconsideration. The Office of the Attorney General of the State of New York previously issued a subpoena to the Company requesting certain documents and information it needed to determine whether the proposed acquisition violated federal anti-trust laws. The Company complied with the subpoena and has been informed that the investigation is no longer active. The Company expects to close the acquisition on or about September 4, 2007.

We expect to enter into an agreement to acquire an FM radio station (WCLZ-FM) serving Portland, Maine from the Last Bastion Station Trust, LLC by August 17, 2007. This transaction would be subject to FCC approval. The Company expects to close the acquisition during the fourth quarter of 2007 after all required approvals are obtained.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Acquisitions

On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,178,000 of which approximately $789,000 was paid in 2006, $2,040,000 was paid in March 2007, and $1,350,000 is recorded as a note payable at June 30, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned above for approximately $2,069,000.

Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2007 acquisitions at their respective acquisition dates. We paid approximately $2,941,000 in connection with acquisitions during the six months ended June 30, 2007. We had no acquisitions during the six months ended June 30, 2006.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions

	Acquisitions in
	2007	2006
	(In thousands)

Assets Acquired:
Property and equipment	$—	$1,739
Other assets:
Broadcast licenses-Radio segment	6,641	1,189
Goodwill-Radio segment	80	843

Total other assets	6,721	2,032

Total assets acquired	6,721	3,771

Liabilities Assumed:
Current liabilities	3,780	902

Total liabilities assumed	3,780	902

Net assets acquired	$2,941	$2,869

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2007 and 2006 assume the 2007 and 2006 acquisitions occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Consolidated Results of Operations
Net operating revenue	$38,421	$37,745	$70,304	$68,936
Station operating expense	27,016	26,369	53,011	51,072
Corporate general and administrative	2,606	2,499	4,922	4,480

Operating income	8,799	8,877	12,371	13,384
Interest expense	2,281	2,355	4,578	4,632
Other expense (income), net	47	(215)	82	(570)
Income taxes	2,661	2,749	3,161	3,809

Net income	$3,810	$3,988	$4,550	$5,513

Basic earnings per share	$.19	$.19	$.23	$.27

Diluted earnings per share	$.19	$.19	$.23	$.27

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$33,843	$33,418	$61,736	$60,698
Station operating expense	23,455	22,960	45,968	44,375

Operating income	$10,388	$10,458	$15,768	$16,323

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$4,578	$4,327	$8,568	$8,238
Station operating expense	3,561	3,409	7,043	6,697

Operating income	$1,017	$918	$1,525	$1,541

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2007:
Net operating revenue	$33,843	$4,578	$—	$38,421
Station operating expense	23,455	3,561	—	27,016
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,388	$1,017	$(2,606)	$8,799

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	$—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2007:
Net operating revenue	$61,736	$8,568	$—	$70,304
Station operating expense	45,968	7,043	—	53,011
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,768	$1,525	$(4,922)	$12,371

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	$—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

6.	Stock Based Compensation

The Company accounts for stock-based awards under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of $227,000, and $424,000, respectively, and related tax benefits of $93,000 and $174,000, respectively, was recognized for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the Company recognized compensation expense of $204,000 and $328,000, respectively, and related tax benefits of $84,000 and $134,000, respectively. Compensation expense is reported in corporate general and administrative expenses in the results of operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 10,791 and 13,454 shares were purchased under the ESPP during the six months ended June 30, 2007 and 2006, respectively. Our ESPP is deemed compensatory under the provisions of SFAS 123R.

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

1997 Non-Employee Director Stock Option Plan

In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors’ retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.01 per share. The option exercise price is $.01 per share. Options granted under the Directors Plan are non-qualified stock options, shall be immediately vested and become exercisable at the written election of the director. The options expire on the earlier of (i) 10 years from the date of grant or (ii) the March 16th following the calendar year in which they first become exercisable. This plan expired on May 12, 2007.

Effective January 1, 2007, each director who is not an employee shall receive cash for his or her services as a director.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2007:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at December 31, 2006	2,531,257	$12.99	5.0	$353,721
Granted	184,381	9.49
Exercised	(24,853)	7.64
Forfeited	(7,533)	10.28

Outstanding at June 30, 2007	2,683,252	$12.81	4.9	$452,349

Exercisable at June 30, 2007	1,944,989	$13.79	3.4	$77,092

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2007:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2006	713,235	$5.20
Granted	184,381	4.82
Vested	(151,820)	5.32
Forfeited/canceled	(7,533)	5.07

Non-vested at June 30, 2007	738,263	$5.09

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006
	Grants	Grants

Weighted average grant date fair value per share	$4.82	$4.49
Expected volatility	36.50%	37.19%
Expected term of options (years)	7.9	7.8
Risk-free interest rate	4.76%	4.27%
Dividend yield	0%	0%

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2006	158,498	$10.55
Granted	40,972	9.49
Vested	(33,724)	10.81
Forfeited	(1,674)	10.28

Non-vested and outstanding at June 30, 2007	164,072	$10.24

The Company had approximately $191,000 and $153,000 of total compensation expense related to restricted stock-based arrangements for the six months ended June 30, 2007 and 2006, respectively.

The following summarizes the stock option transactions for the Directors Plans for the six month ended June 30, 2007:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value

Outstanding at December 31, 2006	19,136	$0.009	$183,726
Granted	22,428	0.010
Exercised	(12,692)	0.010

Outstanding and exercisable at June 30, 2007	28,872	$0.009	$282,673

7.	Long-Term Debt

Long term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Credit Agreement:
Reducing revolver facility	$128,850	$132,850
Secured debt of affiliate	1,061	1,061

	$129,911	$133,911

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $71,150,000 of unused borrowing capacity under the Credit Agreement at June 30, 2007.

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

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2007) that, among other things, requires us to maintain specified financial ratios and impose

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2007:
Net operating revenue	$33,843	$4,578	$—	$38,421
Station operating expense	23,455	3,561	—	27,016
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,388	$1,017	$(2,606)	$8,799

Depreciation and amortization	$1,539	$400	$51	$1,990

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	$—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

Depreciation and amortization	$1,536	$414	$48	$1,998

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2007:
Net operating revenue	$61,736	$8,568	$—	$70,304
Station operating expense	45,968	7,043	—	53,011
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,768	$1,525	$(4,922)	$12,371

Depreciation and amortization	$3,045	$789	$98	$3,932

Total assets	$280,308	$31,612	$13,748	$325,668

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	$—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

Depreciation and amortization	$3,075	$806	$96	$3,977

Total assets	$269,795	$32,171	$14,817	$316,783

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For each of the six months ended June 30, 2007 and 2006, approximately 86% of our radio segment gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

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

Historically, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets have each represented 15% or more of our consolidated operating income. During the six month periods ended June 30, 2007 and 2006 and the years ended December 31, 2006 and 2005, these markets when combined, represented approximately 65%, 71%, 64% and 75%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. We are also experiencing ratings softness in the Columbus and Norfolk markets which has also affected revenue. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Operating		Consolidated Operating
	Income for the Six Months Ended		Income for the Years Ended
	June 30,		December 31,
	2007	2006	2006	2005

Market:
Columbus, Ohio	11%	10%	10%	13%
Manchester, New Hampshire	14%	15%	14%	15%
Milwaukee, Wisconsin	34%	34%	30%	33%
Norfolk, Virginia	6%	12%	10%	14%

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

During the six month periods ended June 30, 2007 and 2006 and the years ended December 31, 2006 and 2005, the radio stations in our four largest markets when combined, represented approximately 41%, 47%, 45% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of		Percentage of
	Consolidated Station		Consolidated Station
	Operating Income (*)		Operating Income (*)
	for the Six Months		for the Years Ended
	Ended June 30,		December 31,
	2007	2006	2006	2005

Market:
Columbus, Ohio	7%	7%	8%	9%
Manchester, New Hampshire	9%	10%	9%	9%
Milwaukee, Wisconsin	21%	22%	21%	21%
Norfolk, Virginia	4%	8%	7%	9%

*	Operating income plus corporate general and administrative, depreciation and amortization

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For each of the six months ended June 30, 2007 and 2006, approximately 81% of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2007 and 2006.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)

Net operating revenue	$38,421	$37,745	$676	1.8%
Station operating expense	27,016	26,369	647	2.5%
Corporate G&A	2,606	2,499	107	4.3%

Operating income	8,799	8,877	(78)	(0.9)%
Interest expense	2,281	2,355	(74)	(3.1)%
Other expense (income), net	47	(215)	262	N/M
Income taxes	2,661	2,749	(88)	(3.2)%

Net income	$3,810	$3,988	$(178)	(4.5)%

Earnings per share (basic and diluted)	$.19	$.19	$—	—%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$33,843	$33,418	$425	1.3%
Station operating expense	23,455	22,960	495	2.2%

Operating income	$10,388	$10,458	$(70)	(0.7)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$4,578	$4,327	$251	5.8%
Station operating expense	3,561	3,409	152	4.5%

Operating income	$1,017	$918	$99	10.8%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2007:
Net operating revenue	$33,843	$4,578	$—	$38,421
Station operating expense	23,455	3,561	—	27,016
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,388	$1,017	$(2,606)	$8,799

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended June 30, 2006:
Net operating revenue	$33,418	$4,327	$—	$37,745
Station operating expense	22,960	3,409	—	26,369
Corporate general and administrative	—	—	2,499	2,499

Operating income (loss)	$10,458	$918	$(2,499)	$8,877

Consolidated

For the three months ended June 30, 2007, consolidated net operating revenue was $38,421,000 compared with $37,745,000 for the three months ended June 30, 2006, an increase of $676,000 or 2%. We had an increase of approximately $555,000 in revenue generated by stations that we owned or operated for the comparable period in 2006 (“same station”), and an increase of approximately $121,000 in revenue attributable to stations we did not own and operate for the entire comparable period. The majority of the increase in same station revenue was attributable primarily to an increase in local revenue of approximately 3% and a decrease in national revenue of approximately 6%.

Station operating expense was $27,016,000 for the three months ended June 30, 2007, compared with $26,369,000 for the three months ended June 30, 2006, an increase of approximately $647,000. Approximately $486,000 of the increase was attributable to stations we owned and operated for the entire comparable period, and $161,000 is attributable to those stations we did not own or operate for the entire comparable period. The increase in same station operating expense was due to an increase in selling and commission expenses directly attributable to the increase in revenue.

Operating income for the three months ended June 30, 2007 was $8,799,000 compared to $8,877,000 for the three months ended June 30, 2006, a decline of approximately $78,000 or 1%. The decrease was attributable to the increase in net operating revenue and increase in station operating expense offset by an increase in corporate general and administrative charges of approximately $107,000 or 4% primarily related to the creation of an Integrated Media department.

We generated net income of approximately $3,810,000 ($.19 per share on a fully diluted basis) during the three months ended June 30, 2007, compared with $3,988,000 ($.19 per share on a fully diluted basis) for the three months ended June 30, 2006, a decline of approximately $178,000 or 5%. The decrease was the result of the $78,000 decrease in operating income discussed above and a $262,000 increase in other expense offset by a $74,000 decrease in interest expense and an $88,000 decrease in income tax expense. Other expense (income) for the prior year period included a $345,000 gain from insurance proceeds on one of our Springfield, Illinois towers previously destroyed by a tornado.

Radio Segment

For the three months ended June 30, 2007, net operating revenue of the radio segment was $33,843,000 compared with $33,418,000 for the three months ended June 30, 2006, an increase of $425,000 or 1%. During 2007 we had an increase in net operating revenue of approximately $121,000 attributable to stations we did not own and operate for the entire comparable period. We had an increase of approximately $304,000 or 1% in net revenue generated by radio stations that we owned or operated for the comparable period in 2006 (“same station”). The majority of the increase in same station revenue was attributable to same station local revenue increases of approximately 2%, offset by same station national revenue decreases of approximately 9%.

Station operating expense for the radio segment was $23,455,000 for the three months ended June 30, 2007, compared with $22,960,000 for the three months ended June 30, 2006, an increase of approximately $495,000. The increase in station operating expense for the radio segment represents an increase of approximately $334,000 in same station operating expense and an increase of $161,000 from the operation of radio stations that we did not own or operate for the comparable period in 2006, representing a total increase in station operating expense for radio of 1% on a same station basis. This increase is primarily a result of higher selling and commission expenses directly attributed to the increase in revenue.

Operating income in the radio segment for the three months ended June 30, 2007 was $10,388,000 compared to $10,458,000 for the three months ended June 30, 2006, a decline of approximately $70,000, or less than 1%. The decrease was the result of a $425,000 increase in net operating revenue offset by a $495,000 increase in station operating expense discussed above.

Television Segment

For the three months ended June 30, 2007, net operating revenue of our television segment was $4,578,000 compared with $4,327,000 for the three months ended June 30, 2006, an increase of $251,000 or 6%. The majority of the improvement in net operating revenue was attributable to local revenue increase of approximately 5% and an increase in national revenue of approximately 10%.

Station operating expense in the television segment for the three months ended June 30, 2007 was $3,561,000, compared with $3,409,000 for the three months ended June 30, 2006, an increase of approximately $152,000, attributable to higher selling and commission expenses directly related to the increase in net revenue.

Operating income in the television segment for the three months ended June 30, 2007 was $1,017,000 compared to $918,000 for the three months ended June 30, 2006, an increase of approximately $99,000 or 11%. The increase was the direct result of the increase in net operating revenue partially offset by the increase in station operating expense.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following tables summarize our results of operations for the six months ended June 30, 2007 and 2006.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)

Net operating revenue	$70,304	$68,936	$1,368	2.0%
Station operating expense	53,011	51,072	1,939	3.8%
Corporate G&A	4,922	4,480	442	9.9%

Operating income	12,371	13,384	(1,013)	(7.6)%
Interest expense	4,578	4,632	(54)	(1.2)%
Other expense (income), net	82	(570)	652	N/M
Income taxes	3,161	3,809	(648)	(17.0)%

Net income	$4,550	$5,513	$(963)	(17.5)%

Earnings per share:
Basic	$.23	$.27	$(.04)	(15.6)%

Diluted	$.23	$.27	$(.04)	(15.6)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$61,736	$60,698	$1,038	1.7%
Station operating expense	45,968	44,375	1,593	3.6%

Operating income	$15,768	$16,323	$(555)	(3.4)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$8,568	$8,238	$330	4.0%
Station operating expense	7,043	6,697	346	5.2%

Operating income	$1,525	$1,541	$(16)	(1.0)%

N/M = Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2007:
Net operating revenue	$61,736	$8,568	$—	$70,304
Station operating expense	45,968	7,043	—	53,011
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,768	$1,525	$(4,922)	$12,371

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Six Months Ended June 30, 2006:
Net operating revenue	$60,698	$8,238	$—	$68,936
Station operating expense	44,375	6,697	—	51,072
Corporate general and administrative	—	—	4,480	4,480

Operating income (loss)	$16,323	$1,541	$(4,480)	$13,384

Consolidated

For the six months ended June 30, 2007, consolidated net operating revenue was $70,304,000 compared with $68,936,000 for the six months ended June 30, 2006, an increase of $1,368,000 or 2%. During 2007 we had an increase in net operating revenue of approximately $190,000 attributable to stations we did not own and operate for the entire comparable period. We had an increase of approximately $1,178,000 or 2% in net revenue generated by radio stations that we owned or operated for the comparable period in 2006 (“same station”). The majority of the increase in same station revenue was attributable to same station local revenue increases of approximately 3% and same station national revenue decrease of approximately 5%.

Station operating expense increased by $1,939,000 or 4% to $53,011,000 for the six months ended June 30, 2007, compared with $51,072,000 for the six months ended June 30, 2006. Station operating expense increased approximately $261,000 from the operation of radio stations that we did not own or operate for the comparable period in 2006. The balance of the increase, $1,678,000 was from same station operating expense, $1,249,000 of which was related to our decision to continue to invest in the future of our business with additional advertising, promotion and selling expenses, including additional sales compensation.

Operating income for the six months ended June 30, 2007 was $12,371,000 compared to $13,384,000 for the six months ended June 30, 2006, a decline of approximately $1,013,000 or 8%. The decrease was directly attributable to the increase in station operating expense and an increase in corporate general and administrative charges of approximately $442,000 or 10%. The increase in corporate general and administrative charges results primarily from an increase in stock based compensation expense of $135,000 and $250,000 related to the creation of an Integrated Media department.

We generated net income of approximately $4,550,000 ($.23 per share on a fully diluted basis) during the six months ended June 30, 2007, compared with $5,513,000 ($.27 per share on a fully diluted basis) for the six months ended June 30, 2006, an decrease of approximately $963,000 or 18%. The increase was the result of the decrease in operating income discussed above, a $652,000 increase in other expense, offset by a decrease in interest expense of approximately $54,000, and a decrease in income tax expense of approximately $648,000. Other expense (income) in the prior year period included a $500,000 gain on the disposal of assets for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns and a $215,000 gain on insurance proceeds related to a Springfield, Illinois tower destroyed by a tornado. The decrease in income tax expense was directly attributable to operating performance.

Radio Segment

For the six months ended June 30, 2007, net operating revenue in the radio segment was $61,736,000 compared with $60,698,000 for the six months ended June 30, 2006, an increase of $1,038,000 or 2%. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period increased by approximately $848,000 or 1%, and approximately $190,000 in revenue was generated by radio stations and radio networks that we did not own or operate for the comparable period in 2006. The majority of the increase in same station revenue was attributable to same station local revenue increases of approximately 2%, offset by decreases in same station national revenue of approximately 6%. We had significantly increased operating revenue in our Clarksville and Champaign markets and significantly decreased revenue in our Norfolk market.

Station operating expense in our radio segment increased by $1,593,000 or 4% to $45,968,000 for the six months ended June 30, 2007, compared with $44,375,000 for the six months ended June 30, 2006. On a same station basis, station operating expense increased by approximately $1,332,000 or 3%. An increase of approximately $1,001,000 was attributable to higher advertising, promotion, selling and commission expense. Radio segment station operating expense increased by approximately $261,000 from the operation of stations that we did not own or operate for the comparable period in 2006.

Operating income in the radio segment for the six months ended June 30, 2007 was $15,768,000 compared to $16,323,000 for the six months ended June 30, 2006, a decrease of approximately $555,000 or 3%. The decrease was the result of the increase in net operating revenue offset by the increase in station operating expense.

Television Segment

For the six months ended June 30, 2007, net operating revenue in the television segment was $8,568,000 compared with $8,238,000 for the six months ended June 30, 2006, an increase of $330,000 or 4%. The improvement in revenue was attributable to an increase in gross local revenue of $347,000, which is net of a $210,000 decrease in gross political revenue.

Station operating expense in our television segment increased by $346,000 or 5% to $7,043,000 for the six months ended June 30, 2007, compared with $6,697,000 for the six months ended June 30, 2006. The increase in station operating expense was primarily attributable to increased selling and commission expenses as a result of the increase in revenue.

Operating income in the television segment for the six months ended June 30, 2007 was $1,525,000 compared to $1,541,000 for the six months ended June 30, 2006, a decrease of approximately $16,000 or 1%.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.,” “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of June 30, 2007, we had $129,911,000 of long-term debt outstanding and approximately $71,150,000 of unused borrowing capacity under our Credit Agreement.

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

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

Sources and Uses of Cash

During the six months ended June 30, 2007 and 2006, we had net cash flows from operating activities of $9,233,000 and $11,811,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following transactions were either pending at June 30, 2007 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,178,000 of which approximately $789,000 was paid in 2006, $2,040,000 was paid in March 2007, and $1,350,000 is recorded as a note payable at June 30, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

•	On October 5, 2006, we entered into an agreement to acquire two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,500,000. The FCC granted consent to assignment of the licenses of the radio stations on December 27, 2006, but the consent is not yet a “final” FCC order due to a pending petition for reconsideration. The Office of the Attorney General of the State of New York previously issued a subpoena to the Company requesting certain documents and information it needed to determine whether the proposed acquisition violated federal anti-trust laws. The Company complied with the subpoena and has been informed that the investigation is no longer active. The Company expects to close the acquisition on or about September 4, 2007.

•	We expect to enter into an agreement to acquire an FM radio station (WCLZ-FM) serving Portland, Maine from The Last Bastion Station Trust, LLC by August 17, 2007. This transaction would be subject to FCC approval. The Company expects to close the acquisition during the fourth quarter of 2007 after all required approvals are obtained.

We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. Approximately 12,800 shares were repurchased during the six months ended June 30, 2007 for $126,000.

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

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2007 were approximately $4,563,000 ($4,712,000 in 2006). We anticipate capital expenditures in 2007 to be approximately $10,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

There have been no material changes to such contracts/commitments during the six months ended June 30, 2007 other than those described above. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 14, 2007.

At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

(1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Withheld

Clarke Brown*	14,513,935	1,175,746
Gary Stevens*	14,582,427	1,107,254
Donald Alt	38,389,293	1,178,008
Brian Brady	38,380,555	1,186,746
Edward K. Christian	36,297,339	3,269,962
Jonathan Firestone	38,372,558	1,194,743
Robert Maccini	38,448,093	1,119,208

*	Elected by the holders of Class A Common Stock.

(2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2007 was approved with 39,462,459 votes cast for, 104,740 votes cast against and 102 abstentions.

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

SAGA COMMUNICATIONS, INC.

Date: August 9, 2007	/s/ SAMUEL D. BUSH Samuel D. Bush Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Date: August 9, 2007	/s/ CATHERINE BOBINSKI Catherine Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.