Form 10-Q
period 2007-09-30
SAGA COMMUNICATIONS INC
filed 2007-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of October 31, 2007 was 17,888,828 and 2,393,246, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$10,362	$10,799
Accounts receivable, net	23,937	23,777
Prepaid expenses and other current assets	4,639	4,363

Total current assets	38,938	38,939
Property and equipment	151,112	145,463
Less accumulated depreciation	76,826	71,805

Net property and equipment	74,286	73,658
Other assets:
Broadcast licenses, net	160,284	150,114
Goodwill, net	49,422	49,605
Other intangibles, deferred costs and investments, net	8,005	10,325

Total other assets	217,711	210,044

	$330,935	$322,641

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,884	$2,090
Payroll and payroll taxes	6,302	7,441
Other accrued expenses	5,321	6,088
Barter transactions	1,871	1,703

Total current liabilities	16,378	17,322
Deferred income taxes	34,436	31,367
Long-term debt	129,911	133,911
Other liabilities	4,667	3,805
Stockholders’ equity:
Common stock	213	213
Additional paid-in capital	50,265	48,971
Retained earnings	109,004	101,133
Treasury stock	(13,939)	(14,081)

Total stockholders’ equity	145,543	136,236

	$330,935	$322,641

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$36,218	$35,791	$106,522	$104,727
Station operating expense	25,975	25,761	78,986	76,833
Corporate general and administrative	2,272	2,225	7,194	6,705

Operating income	7,971	7,805	20,342	21,189
Other expenses, net:
Interest expense	2,283	2,375	6,861	7,007
Other expense (income), net	60	(75)	142	(645)

Income before income tax	5,628	5,505	13,339	14,827
Income tax provision	2,307	2,241	5,468	6,050

Net income	$3,321	$3,264	$7,871	$8,777

Earnings per share:
Basic	$.17	$.16	$.39	$.43

Diluted	$.17	$.16	$.39	$.43

Weighted average common shares	20,112	20,488	20,082	20,515

Weighted average common and common equivalent shares	20,126	20,502	20,111	20,532

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Cash provided by operating activities	$16,955	$19,600
Cash flows from investing activities
Acquisition of property and equipment	(6,180)	(6,836)
Proceeds from sale of assets	27	1,007
Increase in intangibles and other assets	(542)	(4,775)
Acquisition of stations	(6,761)	(779)

Net cash used in investing activities	(13,456)	(11,383)
Cash flows from financing activities
Payments on long-term debt	(4,000)	(12,000)
Payments for debt issuance costs	—	(350)
Purchase of shares held in treasury	(126)	(2,131)
Net proceeds from exercise of stock options	190	68

Net cash used in financing activities	(3,936)	(14,413)
Net decrease in cash and cash equivalents	(437)	(6,196)
Cash and cash equivalents, beginning of period	10,799	15,168

Cash and cash equivalents, end of period	$10,362	$8,972

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Condensed Consolidated Statements of Income.

2.	Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF No. 06-4 requires that for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF Issue No. 06-4 on its financial position and results of operations.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 157 also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective January 1, 2008, and we are currently evaluating its impact and effect on our financial position, results of operations and cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues,” (“FIN 48”) that provides guidance on the financial statement recognition, measurement, and presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company was required to adopt the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2007:

	Common Stock
	Issued
	Class A	Class B
	(Shares in thousands)

Balance, January 1, 2006	18,792	2,369
Exercised options	11	5
Issuance of restricted stock	89	22

Balance, December 31, 2006	18,892	2,396
Exercised options	43	—
Conversion of shares	8	(8)
Issuance of restricted stock	36	5
Forfeiture of restricted stock	(2)	—

Balance, September 30, 2007	18,977	2,393

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000.

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

On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,500,000. This acquisition is a fourth quarter transaction and accordingly is not included in the accompanying condensed consolidated financial statements at September 30, 2007.

2007 Acquisitions

On August 31, 2007, we acquired two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,843,000. Due to FCC ownership rules we were not permitted to own WKRT-AM and as part of the transaction we donated WKRT-AM to a non-profit organization.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 2, 2007, we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,330,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM. We funded this acquisition on December 31, 2006.

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

2006 Acquisitions

On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 is recorded as a note payable at September 30, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned above for approximately $2,069,000.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2007 and 2006 acquisitions at their respective acquisition dates. We paid approximately $6,761,000 and $779,000 in connection with acquisitions during the nine months ended September 30, 2007 and 2006, respectively.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions

	Acquisitions in
	2007	2006
	(In thousands)

Assets Acquired:
Current assets	$130	$—
Property and equipment	427	1,739
Other assets:
Broadcast licenses-Radio segment	9,392	1,189
Goodwill-Radio segment	595	843
Other intangibles, deferred costs and investments	45	—

Total other assets	10,032	2,032

Total assets acquired	10,589	3,771

Liabilities Assumed:
Current liabilities	3,828	902

Total liabilities assumed	3,828	902

Net assets acquired	$6,761	$2,869

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2007 and 2006 assume the 2007 and 2006 acquisitions occurred as of January 1, 2006. The 2006 acquisition and LMA are start up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Consolidated Results of Operations
Net operating revenue	$36,392	$36,082	$107,121	$105,540
Station operating expense	26,226	25,960	79,578	77,438
Corporate general and administrative	2,272	2,225	7,194	6,705

Operating income	7,894	7,897	20,349	21,397
Interest expense	2,283	2,375	6,861	7,007
Other expense (income), net	60	(75)	142	(645)
Income taxes	2,297	2,278	5,492	6,135

Net income	$3,254	$3,319	$7,854	$8,900

Basic earnings per share	$.16	$.16	$.39	$.43

Diluted earnings per share	$.16	$.16	$.39	$.43

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$32,078	$31,693	$94,239	$92,913
Station operating expense	22,743	22,499	69,052	67,280

Operating income	$9,335	$9,194	$25,187	$25,633

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$4,314	$4,389	$12,882	$12,627
Station operating expense	3,483	3,461	10,526	10,158

Operating income	$831	$928	$2,356	$2,469

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2007:
Net operating revenue	$32,078	$4,314	$—	$36,392
Station operating expense	22,743	3,483	—	26,226
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,335	$831	$(2,272)	$7,894

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,693	$4,389	$—	$36,082
Station operating expense	22,499	3,461	—	25,960
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,194	$928	$(2,225)	$7,897

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2007:
Net operating revenue	$94,239	$12,882	$—	$107,121
Station operating expense	69,052	10,526	—	79,578
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,187	$2,356	$(7,194)	$20,349

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,913	$12,627	$—	$105,540
Station operating expense	67,280	10,158	—	77,438
Corporate general and administrative	—	—	6,705	6,705

Operating income (loss)	$25,633	$2,469	$(6,705)	$21,397

6.	Stock-Based Compensation

The Company accounts for stock-based awards under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of $259,000, and $684,000, respectively, and related tax benefits of $106,000 and $280,000, respectively, was recognized for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the Company recognized compensation expense of $229,000 and $556,000, respectively, and related tax benefits of $94,000 and $228,000, respectively. Compensation expense is reported in corporate general and administrative expenses in the results of operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 15,425 and 19,217 shares were purchased under the ESPP during the nine months ended September 30, 2007 and 2006, respectively. Our ESPP is deemed compensatory under the provisions of SFAS 123R.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2007:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at December 31, 2006	2,531,257	$12.99	5.0	$353,721
Granted	184,381	9.49
Exercised	(24,853)	7.64
Forfeited/expired	(8,033)	10.50

Outstanding at September 30, 2007	2,682,752	$12.81	4.6	$—

Exercisable at September 30, 2007	1,944,489	$13.79	3.1	$—

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2007:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2006	713,235	$5.20
Granted	184,381	4.82
Vested	(151,820)	5.32
Forfeited/canceled	(7,533)	5.07

Non-vested at September 30, 2007	738,263	$5.09

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

The estimated expected volatility, expected term of options and estimated annual forfeiture rates were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for nine months ended September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2006	158,498	$10.55
Granted	40,972	9.49
Vested	(33,724)	10.81
Forfeited	(1,674)	10.28

Non-vested and outstanding at September 30, 2007	164,072	$10.24

The Company had approximately $307,000 and $246,000 of total compensation expense related to restricted stock-based arrangements for the nine months ended September 30, 2007 and 2006, respectively.

The following summarizes the stock option transactions for the Directors Plans for the nine month ended September 30, 2007:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value

Outstanding at December 31, 2006	19,136	$0.009	$183,726
Granted	22,428	0.010
Exercised	(18,484)	0.010

Outstanding and exercisable at September 30, 2007	23,080	$0.009	$169,192

7.	Long-Term Debt

Long term debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Credit Agreement:
Reducing revolver facility	$128,850	$132,850
Secured debt of affiliate	1,061	1,061

	$129,911	$133,911

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $71,150,000 of unused borrowing capacity under the Credit Agreement at September 30, 2007.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

8.	Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-three markets, which includes all ninety of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2007:
Net operating revenue	$31,904	$4,314	$—	$36,218
Station operating expense	22,492	3,483	—	25,975
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,412	$831	$(2,272)	$7,971

Depreciation and amortization	$1,608	$405	$48	$2,061

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,402	$4,389	$—	$35,791
Station operating expense	22,300	3,461	—	25,761
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,102	$928	$(2,225)	$7,805

Depreciation and amortization	$1,494	$409	$48	$1,951

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2007:
Net operating revenue	$93,640	$12,882	$—	$106,522
Station operating expense	68,460	10,526	—	78,986
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,180	$2,356	$(7,194)	$20,342

Depreciation and amortization	$4,653	$1,194	$146	$5,993

Total assets	$283,604	$32,043	$15,288	$330,935

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,100	$12,627	$—	$104,727
Station operating expense	66,675	10,158	—	76,833
Corporate general and administrative	—	—	6,705	6,705

Operating income (loss)	$25,425	$2,469	$(6,705)	$21,189

Depreciation and amortization	$4,569	$1,215	$144	$5,928

Total assets	$268,463	$31,986	$19,699	$320,148

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations.

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

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2007 and 2006, approximately 86% and 85%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

Our net operating revenue, station operating expense and operating income varies from market to market based upon the related market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation, programming expenses, advertising costs and promotion expenses.

During the nine month periods ended September 30, 2007 and 2006 and the years ended December 31, 2006 and 2005, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 62%, 70%, 64% and 75%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. Additionally, we are experiencing ratings softness in the Columbus and Norfolk markets which has also affected revenue. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated Operating		Percentage of
	Income for		Consolidated Operating
	the Nine		Income for
	Months		the Years
	Ended		Ended
	September 30,		December 31,
	2007	2006	2006	2005

Market:
Columbus, Ohio	8%	10%	10%	13%
Manchester, New Hampshire	14%	15%	14%	15%
Milwaukee, Wisconsin	33%	33%	30%	33%
Norfolk, Virginia	7%	12%	10%	14%

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

During the nine month periods ended September 30, 2007 and 2006 and the years ended December 31, 2006 and 2005, the radio stations in our four largest markets when combined, represented approximately 41%, 47%, 45% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

			Percentage of
	Percentage of		Consolidated Station
	Consolidated Station		Operating Income (*)
	Operating Income (*)		for the Years
	for the Nine Months		Ended
	Ended September 30,		December 31,
	2007	2006	2006	2005

Market:
Columbus, Ohio	6%	8%	8%	9%
Manchester, New Hampshire	9%	10%	9%	9%
Milwaukee, Wisconsin	21%	21%	21%	21%
Norfolk, Virginia	5%	8%	7%	9%

*	Operating income plus corporate general and administrative, depreciation and amortization

Television Segment

Our television segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations is limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determine only the number of advertisements to be broadcast in locally produced programs, which are primarily news programming and occasionally local sports or information shows.

Our net operating revenue, station operating expense and operating income vary from market to market based upon the market’s rank or size, which is based upon population, available television advertising revenue in that particular market, and the popularity of programming being broadcast.

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

Our stations strive to maximize revenue by continually adjusting prices for commercial spots based upon local market conditions, advertising demand and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provides us with the viewer loyalty we are trying to achieve.

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2007 and 2006, approximately 80% and 81%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses including news production and the cost of acquiring certain syndicated programming, advertising costs and promotion expenses.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2007 and 2006.

Consolidated Results of Operations

	Three Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)

Net operating revenue	$36,218	$35,791	$427	1.2%
Station operating expense	25,975	25,761	214	0.8%
Corporate G&A	2,272	2,225	47	2.1%

Operating income	7,971	7,805	166	2.1%
Interest expense	2,283	2,375	(92)	(3.9)%
Other expense (income), net	60	(75)	135	N/M
Income taxes	2,307	2,241	66	2.9%

Net income	$3,321	$3,264	$57	1.7%

Earnings per share (basic and diluted)	$.17	$.16	$.01	6.3%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$31,904	$31,402	$502	1.6%
Station operating expense	22,492	22,300	192	0.9%

Operating income	$9,412	$9,102	$310	3.4%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$4,314	$4,389	$(75)	(1.7)%
Station operating expense	3,483	3,461	22	0.6%

Operating income	$831	$928	$(97)	(10.5)%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2007:
Net operating revenue	$31,904	$4,314	$—	$36,218
Station operating expense	22,492	3,483	—	25,975
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,412	$831	$(2,272)	$7,971

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended September 30, 2006:
Net operating revenue	$31,402	$4,389	$—	$35,791
Station operating expense	22,300	3,461	—	25,761
Corporate general and administrative	—	—	2,225	2,225

Operating income (loss)	$9,102	$928	$(2,225)	$7,805

Consolidated

For the three months ended September 30, 2007, consolidated net operating revenue was $36,218,000 compared with $35,791,000 for the three months ended September 30, 2006, an increase of $427,000 or 1%. We had an increase of approximately $125,000 in revenue generated by stations that we owned or operated for the comparable period in 2006 (“same station”), and an increase of approximately $302,000 in revenue attributable to stations we did not own and operate for the entire comparable period. The increase in same station revenue was attributable primarily to a 7% increase in national revenue (excluding political), offset by a decrease in gross political revenue of $422,000.

Station operating expense was $25,975,000 for the three months ended September 30, 2007, compared with $25,761,000 for the three months ended September 30, 2006, an increase of approximately $214,000. Approximately $108,000 of the increase was attributable to stations we owned and operated for the entire comparable period, and $106,000 is attributable to those stations we did not own or operate for the entire comparable period. The increase in same station operating expense was primarily due to an increase in depreciation and an increase in station general and administrative expense, partially offset by a decrease in programming costs.

Operating income for the three months ended September 30, 2007 was $7,971,000 compared to $7,805,000 for the three months ended September 30, 2006, an increase of approximately $166,000 or 2%. The increase in operating revenue is directly attributable to stations we did not own and operate for the entire comparable period.

We generated net income of approximately $3,321,000 ($.17 per share on a fully diluted basis) during the three months ended September 30, 2007, compared with $3,264,000 ($.16 per share on a fully diluted basis) for the three months ended September 30, 2006, an improvement of approximately $57,000 or 2%. The increase was the result of the $166,000 increase in operating income as discussed above and a $92,000 decrease in interest expense offset by an increase of $135,000 in other expense and a $66,000 increase in income tax expense. The decrease in interest expense resulted primarily from a decrease in debt. The increase in income tax expense is directly attributable to the increase in pre-tax income.

Radio Segment

For the three months ended September 30, 2007, net operating revenue of the radio segment was $31,904,000 compared with $31,402,000 for the three months ended September 30, 2006, an increase of $502,000 or 2%. During 2007 we had an increase in net operating revenue of approximately $302,000 attributable to stations we did not own and operate for the entire comparable period. We had an increase of approximately $200,000 or less than 1% in net revenue generated by radio stations that we owned or operated for the comparable period in 2006 (“same station”). The increase in same station revenue was directly attributable to an increase in same station local revenue. Although same station national revenue increased approximately 4%, this increase was offset by same station gross political revenue decreases of approximately $220,000.

Station operating expense for the radio segment was $22,492,000 for the three months ended September 30, 2007, compared with $22,300,000 for the three months ended September 30, 2006, an increase of approximately $192,000. The increase in station operating expense for the radio segment represents an increase of approximately $86,000 in same station operating expense and an increase of $106,000 from the operation of radio stations that we did not own or operate for the comparable period in 2006. The increase in same station operating expense was primarily due to an increase in depreciation and an increase in station general and administrative expense, partially offset by a decrease in programming costs.

Operating income in the radio segment for the three months ended September 30, 2007 was $9,412,000 compared to $9,102,000 for the three months ended September 30, 2006, an increase of approximately $310,000 or 3%. The increase was the result of a $502,000 increase in net operating revenue offset by a $192,000 increase in station operating expense discussed above.

Television Segment

For the three months ended September 30, 2007, net operating revenue of our television segment was $4,314,000 compared with $4,389,000 for the three months ended September 30, 2006, a decrease of $75,000 or 2%. The majority of the decline in net operating revenue was attributable to an increase in national revenue (excluding political) of approximately 21%, offset by a decrease in gross political revenue of approximately $202,000.

Station operating expense in the television segment for the three months ended September 30, 2007 was $3,483,000, compared with $3,461,000 for the three months ended September 30, 2006, an increase of approximately $22,000.

Operating income in the television segment for the three months ended September 30, 2007 was $831,000 compared to $928,000 for the three months ended September 30, 2006, a decrease of approximately $97,000. The decrease was a direct result of the decrease in net operating revenue and the small increase in station operating expense.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following tables summarize our results of operations for the nine months ended September 30, 2007 and 2006.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)

Net operating revenue	$106,522	$104,727	$1,795	1.7%
Station operating expense	78,986	76,833	2,153	2.8%
Corporate G&A	7,194	6,705	489	7.3%

Operating income	20,342	21,189	(847)	(4.0)%
Interest expense	6,861	7,007	(146)	(2.1)%
Other expense (income), net	142	(645)	787	N/M
Income taxes	5,468	6,050	(582)	(9.6)%

Net income	$7,871	$8,777	$(906)	(10.3)%

Earnings per share:
Basic	$.39	$.43	$(.04)	(9.3)%

Diluted	$.39	$.43	$(.04)	(9.3)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$93,640	$92,100	$1,540	1.7%
Station operating expense	68,460	66,675	1,785	2.7%

Operating income	$25,180	$25,425	$(245)	(1.0)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$12,882	$12,627	$255	2.0%
Station operating expense	10,526	10,158	368	3.6%

Operating income	$2,356	$2,469	$(113)	(4.6)%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2007:
Net operating revenue	$93,640	$12,882	$—	$106,522
Station operating expense	68,460	10,526	—	78,986
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,180	$2,356	$(7,194)	$20,342

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Nine Months Ended September 30, 2006:
Net operating revenue	$92,100	$12,627	$—	$104,727
Station operating expense	66,675	10,158	—	76,833
Corporate general and administrative	—	—	6,705	6,705

Operating income (loss)	$25,425	$2,469	$(6,705)	$21,189

Consolidated

For the nine months ended September 30, 2007, consolidated net operating revenue was $106,522,000 compared with $104,727,000 for the nine months ended September 30, 2006, an increase of $1,795,000 or 2%. Net operating revenue generated by stations that we owned and operated for the entire comparable period in 2006 (“same station”) increased by 1% or approximately $1,304,000. The majority of the increase in same station revenue was attributable to same station local revenue increases of approximately 2%, offset by a decrease in same station gross political revenue of approximately $595,000. During 2007 we had an increase of $491,000 in net revenue generated by stations that we did not own or operate for the comparable period in 2006.

Station operating expense increased by $2,153,000 or 3% to $78,986,000 for the nine months ended September 30, 2007, compared with $76,833,000 for the nine months ended September 30, 2006. Station operating expense increased approximately $367,000 from the operation of radio stations that we did not own or operate for the comparable period in 2006. The balance of the increase, $1,786,000 was from same station operating expense, $1,302,000 of which was related to our decision to continue to invest in the future of our business with additional advertising, promotion and selling expenses, including additional sales compensation.

Operating income for the nine months ended September 30, 2007 was $20,342,000 compared to $21,189,000 for the nine months ended September 30, 2006, a decline of approximately $847,000 or 4%. The decrease was directly attributable to the increase in station operating expense and an increase in corporate general and administrative charges of approximately $489,000 or 7%. The increase in corporate general and administrative charges results primarily from an increase in stock based compensation expense of $189,000 and $327,000 related to the creation of an Interactive Media department.

We generated net income of approximately $7,871,000 ($.39 per share on a fully diluted basis) during the nine months ended September 30, 2007, compared with $8,777,000 ($.43 per share on a fully diluted basis) for the nine months ended September 30, 2006, a decrease of approximately $906,000 or 10%. The decrease was the result of the decrease in operating income discussed above, a $787,000 increase in other expense, offset by a decrease in interest expense of approximately $146,000, and a decrease in income tax expense of approximately $582,000. Other expense (income) in the prior year period included a $500,000 gain recognized for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns and a $315,000 gain on insurance proceeds related to a Springfield, Illinois tower destroyed by a tornado. The decrease in income tax expense was directly attributable to operating performance.

Radio Segment

For the nine months ended September 30, 2007, net operating revenue in the radio segment was $93,640,000 compared with $92,100,000 for the nine months ended September 30, 2006, an increase of $1,540,000 or 2%. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period increased by approximately $1,049,000 or 1%, and approximately $491,000 increase in revenue was generated by radio stations and radio networks that we did not own or operate for the comparable period in 2006. The majority of the increase in same station revenue was attributable to same station local revenue increases of approximately 2%, offset by decreases in same station national revenue and same station gross political revenue of approximately 2% and 27%, respectively. We had significantly increased operating revenue (10% or greater than comparable period) in our Clarksville, Champaign, Ithaca and Keene markets, which were offset by significantly decreased revenue in our Columbus and Norfolk markets.

Station operating expense in our radio segment increased by $1,785,000 or 3% to $68,460,000 for the nine months ended September 30, 2007, compared with $66,675,000 for the nine months ended September 30, 2006. On a same station basis, station operating expense increased by approximately $1,418,000 or 2%. An increase of approximately $1,048,000 was attributable to higher advertising, promotion, selling and commission expense. Radio segment station operating expense increased by approximately $367,000 from the operation of stations that we did not own or operate for the comparable period in 2006.

Operating income in the radio segment for the nine months ended September 30, 2007 was $25,180,000 compared to $25,425,000 for the nine months ended September 30, 2006, a decrease of approximately $245,000 or 1%. The decrease was the result of the increase in station operating expense.

Television Segment

For the nine months ended September 30, 2007, net operating revenue in the television segment was $12,882,000 compared with $12,627,000 for the nine months ended September 30, 2006, an increase of $255,000 or 2%. The improvement in revenue was attributable to an increase in gross national revenue and gross local revenue of approximately 7% and 4%, respectively, partially offset by a $412,000 decrease in gross political revenue.

Station operating expense in our television segment increased by $368,000 or 4% to $10,526,000 for the nine months ended September 30, 2007, compared with $10,158,000 for the nine months ended September 30, 2006. The increase in station operating expense was primarily attributable to increased selling and commission expenses as a result of the increase in revenue.

Operating income in the television segment for the nine months ended September 30, 2007 was $2,356,000 compared to $2,469,000 for the nine months ended September 30, 2006, a decrease of approximately $113,000 or 5%. The decrease was the result of the increase in station operating expense.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of September 30, 2007, we had $129,911,000 of long-term debt outstanding and approximately $71,150,000 of unused borrowing capacity under our Credit Agreement.

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

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

Sources and Uses of Cash

During the nine months ended September 30, 2007 and 2006, we had net cash flows from operating activities of $16,955,000 and $19,600,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following acquisitions in 2007 were financed through funds generated from operations:

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 is recorded as a note payable at September 30, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

•	On August 31, 2007, we acquired two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,843,000. Due to FCC ownership rules we were not permitted to own WKRT-AM and as part of the transaction we donated WKRT-AM to a non-profit organization.

The following transactions were either pending at September 30, 2007 or were entered into subsequent to that date, which we expect to finance through funds generated from operations and additional borrowings under our Credit Agreement:

•	On January 21, 2004, we entered into agreements to acquire one FM radio station (WOXL-FM) serving the Asheville, North Carolina market, for approximately $8,000,000. We are currently providing programming to WOXL-FM under a Sub-Time Brokerage Agreement. This transaction is subject to the approval of the FCC and has been contested. We expect to close on the acquisitions when all required approvals are obtained.

•	On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,500,000. This acquisition is a fourth quarter transaction and accordingly is not included in the accompanying condensed consolidated financial statements at September 30, 2007.

We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.

In May 2005, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $30,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. Approximately 12,800 shares were repurchased during the nine months ended September 30, 2007 for $126,000.

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

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2007 were approximately $6,180,000 ($6,836,000 in 2006). We anticipate 2007 capital expenditures to be approximately $10,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

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

There have been no material changes to such contracts/commitments during the nine months ended September 30, 2007 other than those described above. We anticipate that the above contractual cashobligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SAGA COMMUNICATIONS, INC.

Date: November 9, 2007	/s/ SAMUEL D. BUSH Samuel D. Bush Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2007	/s/ CATHERINE BOBINSKI Catherine Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.