Form 10-K
period 2007-12-31
SAGA COMMUNICATIONS INC
filed 2008-03-14
CIK 886136

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of $9.80 per share (the closing price of the Class A Common Stock on June 29, 2007 on the New York Stock Exchange): $174,361,463.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 7, 2008 was 17,801,229 and 2,390,338, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.
2007 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of December 31, 2007 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Recent Developments

Since January 1, 2007, we have entered into the following transactions regarding acquisitions, Time Brokerage Agreements (“TBAs”), and Local Marketing Agreements (“LMA’s”) for stations serving the markets indicated. The following are included in our results of operations for the year ended December 31, 2007:

•	On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,555,000.

•	On August 31, 2007, we acquired two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,843,000. Due to FCC ownership rules we were not permitted to own WKRT-AM and as part of the transaction we donated WKRT-AM to a non-profit organization.

•	On January 2, 2007, we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,330,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM. We funded this acquisition on December 31, 2006.

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

In addition, the following transactions were pending at December 31, 2007:

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,374,000.

For additional information with respect to these acquisitions and disposals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Business

As of February 29, 2008, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 29, 2008:

		2007	2007		Fall 2007
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

FM:
WSNY	Columbus, OH	31	37	Adult Contemporary	3		Women 25-54
WODB	Columbus, OH	31	37	Oldies	7	(e)	Adults 45-64
WJZA	Columbus, OH	31	37	Smooth Jazz	15	(e)(d)	Adults 35-54
WJZK	Columbus, OH	31	37	Smooth Jazz	15	(e)(d)	Adults 35-54
WKLH	Milwaukee, WI	35	36	Classic Rock	3		Men 35-54
WHQG	Milwaukee, WI	35	36	Rock	1		Men 25-44
WJMR-FM	Milwaukee, WI	35	36	Urban Adult Contemporary	2		Women 25-54
WJZX	Milwaukee, WI	35	36	Smooth Jazz	17		Adults 35-54+
WNOR	Norfolk, VA	40	41	Rock	3		Men 18-49
WAFX	Norfolk, VA	40	41	Classic Rock	5		Men 35-54
KSTZ	Des Moines, IA	71	91	Hot Adult Contemporary	1		Women 25-44
KIOA	Des Moines, IA	71	91	Oldies	1		Adults 45-64
KAZR	Des Moines, IA	71	91	Rock	1		Men 18-34
KLTI	Des Moines, IA	71	91	Soft Adult Contemporary	2	(e)	Women 35-54
WMGX	Portland, ME	99	167	Hot Adult Contemporary	1		Women 25-54
WYNZ	Portland, ME	99	167	Classic Hits	3	(e)	Adults 45-64
WPOR	Portland, ME	99	167	Country	1	(e)	Adults 35-64
WCLZ	Portland, ME	99	167	Adult Album Alternative	6		Adults 25-54
WAQY	Springfield, MA	112	86	Classic Rock	1		Men 35-54
WLZX	Springfield, MA	112	86	Rock	1		Men 18-34
WRSI	Northampton, MA	112	86	Progressive	9	(e)(d)	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Progressive	9	(e)(d)	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	N/R		Women 25-54+
WPVQ	Greenfield, MA	N/A	N/A	Country	N/R		Adults 25-54
WZID	Manchester, NH	118	190	Adult Contemporary	1		Adults 25-54
WMLL	Manchester, NH	118	190	Classic Rock	3	(e)	Men 35-54
WLRW	Champaign, IL	168	225	Hot Adult Contemporary	N/S		Women 25-44
WIXY	Champaign, IL	168	225	Country	N/S		Adults 25-54
WCFF	Champaign, IL	168	225	Variety Hits	N/S		Adults 35-54
WXTT	Champaign, IL	168	225	Rock	N/S		Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Hits	N/R		Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	N/R		Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	N/R		Women 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	N/R		Adults 25-54
WOXL	Asheville, NC	168	160	Classic Hits	N/S		Adults 35-64
WTMT	Asheville, NC	168	160	Rock	N/S		Men 18-49
WNAX	Sioux City IA	213	277	Country	N/S		Adults 35+
WWWV	Charlottesville, VA	208	233	Rock	N/S		Men 25-54
WQMZ	Charlottesville, VA	208	233	Adult Contemporary	N/S		Women 25-54
WCNR	Charlottesville, VA	208	233	Adult Album Alternative	N/S		Adults 18-49

(footnotes follow tables)

		2007	2007		Fall 2007
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

KEGI	Jonesboro, AR	257	294	Classic Rock	2	(e)(f)	Men 25-54
KDXY	Jonesboro, AR	257	294	Country	1	(f)	Adults 25-54
KJBX	Jonesboro, AR	257	294	Adult Contemporary	2	(e)(f)	Women 25-54
WCVQ	Clarksville, TN —	257	210	Hot Adult Contemporary	N/S		Women 25-54
	Hopkinsville, KY
WVVR	Clarksville, TN —	257	210	Country	N/S		Adults 25-54
	Hopkinsville, KY
WZZP	Clarksville, TN —	257	210	Rock	N/S		Men 18-34
	Hopkinsville, KY
WEGI	Clarksville, TN —	257	210	Classic Hits	N/S		Adults 35-54
	Hopkinsville, KY
KISM	Bellingham, WA	N/A	N/A	Classic Rock	N/R		Men 35-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	N/R		Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	N/R		Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	N/R		Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	N/R		Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	N/R		Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	N/R		Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	N/R		Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	N/R		Men 25-54
WIII	Ithaca, NY	284	285	Rock	2	(f)	Men 25-54
WQNY	Ithaca, NY	284	285	Country	1	(f)	Adults 25-54+
WYXL	Ithaca, NY	284	285	Adult Contemporary	1	(e)(f)	Women 25-54
AM:
WJYI	Milwaukee, WI	35	36	Contemporary Christian	N/R		Adults 18+
WJOI	Norfolk, VA	40	41	Nostalgia	11	(e)	Adults 45+
KRNT	Des Moines, IA	71	91	Nostalgia/Sports	5		Adults 45+
KPSZ	Des Moines, IA	71	91	Contemporary Christian	N/R		Adults 18+
WGAN	Portland, ME	99	167	News/Talk	1		Adults 35+
WZAN	Portland, ME	99	167	News/Talk/Sports	14	(e)	Men 25-54
WBAE	Portland, ME	99	167	Nostalgia	7	(e)(d)	Adults 45+
WVAE	Portland, ME	99	167	Nostalgia/Sports	7	(e)(d)	Adults 45+
WHMP	Northampton, MA	112	86	News/Talk	5	(d)	Adults 35+
WHNP	Springfield, MA	112	86	News/Talk	5	(d)	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	5	(d)	Adults 35+
WFEA	Manchester, NH	118	190	Adult Standards/Sports	2	(e)	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	N/R		Adults 35+
WISE	Asheville, NC	168	160	Sports/Talk	N/S		Men 18+
WYSE	Asheville, NC	168	160	Sports/Talk	N/S		Men 18+
WNAX	Yankton, SD	213	277	News/Talk	N/S		Adults 35+
WINA	Charlottesville, VA	208	233	News/Talk	N/S		Adults 35+
WVAX	Charlottesville, VA	208	233	News/Talk	N/A		Adults 35+
WJQI	Clarksville, TN —	257	210	Southern Gospel	N/S		Adults 18+
	Hopkinsville, KY
WKFN	Clarksville, TN —	257	210	Sports/Talk	N/S		Men 18+
	Hopkinsville, KY
KGMI	Bellingham, WA	N/A	N/A	News/Talk	N/A		Adults 35+

(footnotes follow tables)

		2007	2007		Fall 2007
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	N/A		Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	N/A		Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	N/A		Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	N/A		Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	N/A		Adults 35+
WZBK	Keene, NH	N/A	N/A	Nostalgia	N/A		Adults 45+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	N/A		Adults 45+
WNYY	Ithaca, NY	284	285	Progressive Talk	4	(e)(f)	Adults 35-54
WHCU	Ithaca, NY	284	285	News/Talk	3	(f)	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2007 Market Report.

(c)	Information derived from most recent available Arbitron Radio Market Report.

(d)	Since stations are simulcast, ranking information pertains to the combined stations.

(e)	Tied for position.

(f)	Arbitron defines as a “Condensed Market”, meaning ratings for Fall 2007 are a combination of Spring 2007 and Fall 2007 data.

N/A  Information is currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.

N/S  Station is a non-subscriber to the Arbitron Radio Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 29, 2008:

		2007 Market
		Ranking by		Fall 2007
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	145	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	145	FOX	4
WXVT	Greenwood — Greenville, MS	184	CBS	2
KAVU	Victoria, TX	204	ABC	1
KVCT(c)	Victoria, TX	204	FOX	3
KMOL-LP	Victoria, TX	204	NBC	4
KXTS-LP	Victoria, TX	204	MYTV	5
KUNU-LP	Victoria, TX	204	Univision	2
KVTX-LP	Victoria, TX	204	Telemundo	6

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Television Market Report 2007, based on A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations.

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

Based on the most recent information available, 12 of our 30 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners) in their target demographic markets, and 2 of our 9 television stations were ranked number one (by number of viewers), in their markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

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

The television stations that we own and/or operate are comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate, one MYTV affiliate and one Telemundo affiliate. In addition to securing network programming, we carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.

We concentrate on the development of strong decentralized local management, which is responsible for the day-to-day operations of the stations we own and/or operate. We compensate local management based on the station’s financial performance, as well as other performance factors that are deemed to affect the long-term ability of the stations to achieve financial performance objectives. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and monitoring the activities of the stations.

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

Approximately $134,692,000 or 85% of our gross revenue for the year ended December 31, 2007 (approximately $134,567,000 or 85% in fiscal 2006 and approximately $131,401,000 or 84% in fiscal 2005) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engage independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2007 was approximately $24,588,000 or 15% of our gross revenue (approximately $23,845,000 or 15% in fiscal 2006 and approximately $25,162,000 or 16% in fiscal 2005).

Competition

Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues directly with other radio and/or television stations, as well as other media, within their markets. Our radio and television stations compete for listeners/viewers primarily on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener/viewer base comprised of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach these listeners/viewers.

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

Employees

As of December 31, 2007, we had approximately 909 full-time employees and 410 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of our broadcast stations (or pending acquisitions) and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WJZK	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WJZX	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014
WPOR	Portland, ME	50,000	April 1, 2014
WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WXTT	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2011
WTMT	Asheville, NC	50,000	December 1, 2011
KEGI	Jonesboro, AR	50,000	June 1, 2004(6)
KDXY	Jonesboro, AR	25,000	June 1, 2012
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WCNR	Charlottesville, VA	6,000	October 1, 2011
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014
AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2006(6)
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013
WJQI	Clarksville,TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2011
WYSE	Asheville, NC	5,000(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WVAX	Charlottesville, VA	1,000	October 1, 2011
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (NTSC Ch 7 — DTV Ch 13)	Joplin, MO/Pittsburg, KS	NTSC 316,000 (vis), 61,600 (aur) DTV 6,000	June 1, 2006(6)
KAVU (NTSC Ch 25 — DTV Ch 15)	Victoria, TX	NTSC 1,298,000(vis), 129,800(aur) DTV 900,000	August 1, 2006(6)
KVCT(3) (NTSC Ch 19 — DTV Ch 11)	Victoria, TX	NTSC 155,000(vis), 15,500(aur) DTV 18,000	August 1, 2006(6)
KUNU-LP(4) (Ch 21)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KVTX-LP(4) (Ch 45)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KXTS-LP(4) (Ch 41)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KMOL-LP(4) (Ch 17)	Victoria, TX	50,000 (vis)	August 1, 2006(6)
WXVT (NTSC Ch 15 — DTV Ch 17)	Greenville, MS	NTSC 2,750,000(vis), 549,000(aur) DTV 5,000	June 1, 2005(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) and aural (“aur”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WJQI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. In its 2008 Quadrennial Regulatory Review, released February 4, 2008, the FCC adopted a presumption, in the top 20 Designated Market Areas (“DMAs”), that it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following limited circumstances, a daily newspaper and a television station, if (1) the television station is not ranked among the top four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA. In all other instances, the FCC adopted a presumption that a newspaper/broadcast station combination would not be in the public interest, with two limited exceptions, and emphasized that the Commission is unlikely to approve such transactions. Taking into account these respective presumptions, in determining whether the grant of a transaction that would result in newspaper/broadcast cross-ownership is in the public interest, the Commission will consider the following factors: (1) whether the cross-ownership will increase the amount of local news disseminated through the affected media outlets in the combination; (2) whether each affected media outlet in the combination will exercise its own independent news judgment; (3) the level of concentration in the Nielsen DMA; and (4) the financial condition of the newspaper or broadcast outlet, and if the newspaper or broadcast station is in financial distress, the proposed owner’s commitment to invest significantly in newsroom operations.

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected (“Qualifying Market”). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is effected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban).

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (“ADI”) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called “national television station ownership rule” was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market. As a result, on July 2, 2003, the FCC released a “Report and Order and Notice of Proposed Rulemaking” in MB Docket No. 02-277 that significantly modified the FCC’s multiple ownership rules. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

•	In markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers. A company may obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e. the radio station or the newspaper).

•	In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

(A)	A daily newspaper; one TV station; and up to half of the radio station limit for that market (i.e. if the radio limit in the market is 6, the company can only own 3) OR

(B)	A daily newspaper; and up to the radio station limit for that market; (i.e. no TV stations) OR

(C)	Two TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e. no daily newspapers).

•	In markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

Under the rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The only changes made to the multiple ownership rules in the 2008 Quadrennial Regulatory Review, were to the local television multiple ownership rule as noted above. The new rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Media, LLC. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest”. Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s

Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. In its Standardized and Enhanced Disclosure Requirements for Television Broadcast Licensee Public Interest Obligations, released January 24, 2008, the Commission required television stations to file on a quarterly basis, a new “Standardized Television Disclosure” form setting forth in detail the average hours per week of programming devoted to, inter alia, high definition programs, national news, local news, local civic affairs, local electoral affairs, independently produced programs and public service announcements. The form must also be posted on the television station licensee’s internet web site. It is possible that the FCC will use the data recorded on these forms to more stringently scrutinize licensees’ applications for renewal of their licenses, but at this time, the Company cannot predict the impact, if any, this new form may have on its television stations.

Television stations are required to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

On January 24, 2008, the Commission released its Report on Broadcast Localism and Notice of Proposed Rulemaking in the Commission’s proceeding on Broadcast Localism which requested comment on several proposed rule changes. Those changes include, inter alia, proposals to require each broadcast licensee to convene a permanent community advisory board that would meet at least quarterly; require each station to locate its main studio in its community of license; require each station to have personnel present and on duty at all times when the station is on the air; and establish license renewal processing guidelines concerning the amount of local programming aired during the preceding license term. If adopted, these proposals could significantly increase the amounts the Company would have to expend on regulatory compliance matters.

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

The FCC’s multiple ownership rules count stations brokered under a joint sales agreement (“JSA”) toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The latest ownership review commenced in 2006 and the FCC has not yet released a decision in the proceeding resolving the issue of whether to attribute JSAs. The FCC adopted rules that permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and requires the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above.

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

The Deficit Reduction Act of 2005 has established February 17, 2009, as the date on which analog spectrum must be returned to the government to be auctioned. Under the Act, the FCC is authorized to extend the February 17, 2009, deadline if (1) one or more television stations affiliated with ABC, CBS, NBC, or Fox in a market are not broadcasting in DTV and the FCC determines that such stations have “exercised due diligence” in attempting to convert to DTV; or (2) less than 85% of the television households in the station’s market subscribe to a multichannel video service that carries at least one DTV channel from each of the local stations in that market and less than 85% of the television households in the market can receive DTV signals off the air using either set-top converters for NTSC broadcasts or a new DTV set. (The Deficit Reduction Act of 2005 creates a program through which households in the United States may obtain coupons that can be applied toward the purchase of digital-to-analog converter boxes.) At present KOAM-TV is providing NTSC service on Channel 7 and DTV service on Channel 13. KAVU-TV is providing NTSC service on Channel 25 and DTV service on Channel 15. WXVT is providing NTSC operations on Channel 15 and DTV service on Channel 17. Brokered Station KVCT is providing NTSC service on Channel 19 and DTV service on Channel 11. KOAM-TV elected to use Channel 7 for DTV operations at the end of the digital transition and to make available to Surtsey the use of Channel 13 for KFJX-TV. The Company’s and Surtsey’s requests to implement this election are pending before the FCC. KAVU-TV elected to use Channel 15. WXVT elected to use Channel 15. KVCT elected to use Channel 11. We will timely file applications with the FCC for construction permits to authorize KOAM-TV to operate on Channel 7 for DTV and WXVT to operate on Channel 15 for DTV. On January 22, 2001, the FCC adopted rules on how the law requiring the carriage of television signals on local cable television systems should apply to DTV signals. The FCC decided that a DTV-only station could immediately assert its right to carriage on a local cable television system; however, the FCC decided that a television station may not assert a right to carriage of both its NTSC and DTV channels. On February 10, 2005, the FCC affirmed its conclusion. In October 2003, the FCC adopted rules requiring “plug and play” cable compatibility that will allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. The FCC has adopted rules whereby television licensees are charged a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged. Licensees and “permittees” of DTV stations must file with the FCC a report by December 1 of each year describing such services. None of the Company’s stations to date are offering ancillary or supplementary services on their DTV channels.

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LP, and KMOL-LP, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A

Status. In its Report on Broadcast Localism and Notice of Proposed Rule Making, released January 24, 2008, the Commission tentatively concluded that it should allow additional qualified LPTV stations to be granted Class A status, and sought comment on this tentative conclusion. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which analog LPTV stations may apply for a digital companion channel or implement DTV operation on their existing analog channels. The Company’s LPTV stations did not apply for a companion channel, and instead, intend to “flash-cut” to implement DTV operation on their existing analog channels.

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

Low Power FM Radio.  The FCC created a “low power radio service” (“LPFM”) in which the FCC authorizes the construction and operation of two classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On December 11, 2007, the FCC released its Third Report and Order and Second Further Notice of Proposed Rulemaking that modified some rules and sought comment on proposed rules. In its Third Report and Order, the FCC revised its rules to permit certain ownership changes, to extend on a showing of good cause up to 36 months the period in which a LPFM station must be constructed, to limit ownership of LPFM stations to one licensee each and to require LPFM operators to provide service to their local communities. The FCC also modified its application processing standards it will apply to full-service station modification applications where the modification would place an LPFM station at risk of displacement and no alternate channel is available. In such circumstances, the FCC will consider waiving the Commission’s Rule making LPFM stations secondary to subsequently-authorized full-service stations and denying the modification application to protect an LPFM station that is demonstrably serving the need of the public from being required to cease operations. The FCC stated that where an LPFM station will be “displaced” by a full-power FM station and no alternative channel will be available, the Commission will generally favor grant of the full-service station modification application. However, the FCC applied a presumption that the public interest would be better served by a waiver of the FCC Rule making LPFM stations secondary to subsequently authorized full-service stations and the dismissal of an “encroaching” community of license reallotment application when the threatened LPFM station can demonstrate that it has regularly provided at least eight hours per day of locally originated programming, as that term is defined for the LPFM service. This presumption will apply only under certain specified conditions, but application of this rule could limit the Company’s options in modifying its authorizations to serve different communities. In the Second Further Notice of Proposed Rulemaking, the FCC sought comment on technical rules that could potentially expand LPFM licensing opportunities; tentatively concluded that full service stations must provide technical and financial assistance to LPFM stations when implementation of a full service station facility proposal would cause interference to an LPFM station; tentatively concluded that the FCC should adopt a contour-based protection methodology to expand LPFM licensing opportunities; stated its intent to address the issues in the

FNPRM within 6 months, and that the next filing window for a non-tabled aural licensed service will be for LPFM only; and recommended to Congress that it remove the requirement that LPFM stations protect full-power stations operating on third adjacent channels. If adopted, these rule changes could possibly have an adverse effect on our FM stations, but we cannot predict at this time what specific adverse affect such rule changes might have.

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee and have filed an application with the FCC seeking its consent to the merger of the two DARS service providers. We cannot predict whether the proposed merger will be approved, or the extent to which, DARS will have an adverse impact on our business. In February 2005, Motorola, introduced a new “iRadio” receiver that will permit the reception of audio programming streamed over the internet (e.g., in automobiles) on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

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

In-Band On-Channel “Hybrid Digital” Radio.  On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that will allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology provides near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are broadcasting in HD radio on 31 stations and we continue to convert stations to HD radio on an ongoing basis.

Use of FM Translators by AM Stations.  FM translator stations are relatively low power stations that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC has proposed to permit AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. In the interim, the FCC has granted several requests for special temporary authority to rebroadcast AM stations on FM translators. The Company has filed such requests, but none have, so far, been granted. If the rules are modified to permit regular use of FM translators by AM stations, the Company intends to use some of its existing FM translators in connection with some of its AM stations.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	63	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	51	Executive Vice President and Group Program Director
Warren S. Lada	53	Senior Vice President, Operations
Samuel D. Bush	50	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	59	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	48	Vice President, Chief Accounting Officer and Corporate Controller

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2007 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $129,911,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced quarterly in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments in effect on March 31, 2008. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. We believe that cash flow from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2014, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian’s life. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top six markets when combined represented 47%, 48% and 49% of our net operating revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of February 29, 2008, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 57% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of our stations include offices, studios, and transmitter and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage for our stations broadcast signals.

As of December 31, 2007 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 months to 6 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 2 months to 82 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Our Class A Common Stock trades on the New York Stock Exchange. There is no public trading market for our Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the calendar quarters indicated:

Year	High	Low

2006:
First Quarter	$11.18	$8.88
Second Quarter	$10.40	$8.40
Third Quarter	$9.21	$7.15
Fourth Quarter	$10.13	$7.55
2007:
First Quarter	$10.22	$9.22
Second Quarter	$10.29	$8.95
Third Quarter	$10.09	$6.51
Fourth Quarter	$8.50	$4.21

The closing price for the Company’s Class A Common Stock on February 29, 2008 as reported by the New York Stock Exchange was $5.82. As of February 29, 2008, there were approximately 145 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2007, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employee Stock Purchase Plan	—		$—		1,395,717
1992 Stock Option Plan	1,536,072		$13.312		—
2003 Stock Option Plan	207,900		$19.260		—
2005 Incentive Compensation Plan	1,102,852	(1)	$10.558	(2)	1,348,116
1997 Non-Employee Director Stock Option Plan	23,080		$.009		—
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	2,869,904				2,743,833

(1)	Includes 164,072 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

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

Issuer Purchases of Equity Securities

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. During the year ended December 31, 2007 we repurchased an aggregate of 12,821 shares for approximately $126,000. There we no repurchases of our equity securities during the quarter ended December 31, 2007.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 of our Class A Common Stock against the cumulative total return of the NYSE Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group Inc., CBS Corp. Citadel Broadcasting Corp., Clear Channel Communications Inc., Cox Radio Inc., Cumulus Media Inc., Walt Disney Co., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Interep National Radio Sales Inc., Journal Communications Inc., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sirius Satellite Radio Inc., Spanish Broadcasting System Inc, Westwood One Inc. and XM Satellite Radio Holdings Inc. The graph and table assume that $100 was invested on December 31, 2002, in each of our Class A Common Stock, the NYSE Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Returns

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2007(1)(2)	2006(1)(3)	2005(1)(4)	2004(1)(5)	2003(1)(6)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$144,023	$142,946	$140,790	$134,644	$121,297
Station Operating Expense	106,302	104,396	104,411	94,914	86,083
Corporate General and Administrative	9,800	8,870	8,174	8,343	6,649
Other Operating Income	—	(312)	—	—	—
Impairment of Intangible Assets	—	—	1,168	—	—

Operating Income	27,921	29,992	27,037	31,387	28,565
Interest Expense	8,954	9,379	7,586	4,522	4,779
Net Income	$11,004	$12,448	$10,566	$15,842	$13,884
Basic Earnings Per Share	$.55	$.61	$.52	$.76	$.67
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	20,091	20,442	20,482	20,752	20,817
Diluted Earnings Per Share	$.55	$.61	$.51	$.75	$.65
Weighted Average Common Shares and Common Equivalents	20,115	20,458	20,675	21,167	21,301

	December 31,
	2007(1)(2)	2006(1)(3)	2005(1)(4)	2004(1)(5)	2003(1)(6)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$24,075	$21,617	$22,618	$21,778	$25,353
Net Property and Equipment	76,217	73,658	69,669	66,364	62,369
Net Intangible and Other Assets	220,045	210,044	205,434	176,166	161,112
Total Assets	337,644	322,641	318,865	280,154	262,343
Long-term Debt Including Current Portion	129,911	133,911	148,911	121,161	121,205
Stockholders’ Equity	149,076	136,236	125,824	117,225	107,244

(1)	All periods presented include the weighted average shares and common equivalents related to certain stock options.

(2)	Reflects the results of WIII acquired in September 2007, and WCLZ acquired in November 2007.

(3)	Reflects the results of WTMT, acquired in August 2006 and the results of a time brokerage agreement (“TBA”) for WCNR which began in September 2006.

(4)	Reflects the results of WINA, WWWV, WQMZ, WISE and KXTS-LP acquired in January 2005; WQNY, WYXL, WNYY and WHCU acquired in June 2005; and WVAX acquired in November 2005.

(5)	Reflects the results of Minnesota News Network and Minnesota Farm Network, acquired in March 2004; WRSI, WPVQ and WRSY acquired in April 2004; WXTT acquired in July 2004; and the disposition of WJQY in August 2004.

(6)	Reflects the results of WOXL-AM, acquired in March 2003; WODB, acquired in March 2003 and the results of a time brokerage agreement (“TBA”) for WODB which began in January 2003; the disposition of WVKO in May 2003 and the results of the buyer brokering time on WVKO under a TBA which began in January 2003; WSNI acquired in April 2003, and the results of a TBA for WSNI, which began in February 2003; the disposition of WLLM in April 2003; WJZA and WJZK acquired in October 2003; the results of a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement for KFJX, which began in October 2003; WVAE acquired in November 2003 and the results of a TBA for WVAE which began in August 2003; and WQEL and WBCO acquired in December 2003 and the results of a TBA for WQEL and WBCO which began in October 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily based on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations.

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

Most advertising contracts are short-term, and generally run only for a few weeks to a few months. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For each of the years ended December 31, 2007, 2006 and 2005, approximately 85% of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage independent national advertising sales representative firms that specializes in national sales for each of our broadcast markets.

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

During the years ended December 31, 2007, 2006 and 2005, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 60%, 64% and 75%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole. A decrease in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a decline in our revenue and related operating income in our radio stations there. Additionally, we are also experiencing ratings softness in the Columbus and Norfolk markets which has also affected revenue. None of our television markets represented more than 15% or more of our consolidated operating income. The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated
	Operating Income
	for the Years Ended
	December 31,
	2007	2006	2005

Market:
Columbus, Ohio	7%	10%	13%
Manchester, New Hampshire	15%	14%	15%
Milwaukee, Wisconsin	31%	30%	33%
Norfolk, Virginia	7%	10%	14%

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

During the years ended December 31, 2007, 2006 and 2005, the radio stations in our four largest markets when combined, represented approximately 40%, 45% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2007	2006	2005

Market:
Columbus, Ohio	6%	8%	9%
Manchester, New Hampshire	10%	9%	9%
Milwaukee, Wisconsin	20%	21%	21%
Norfolk, Virginia	4%	7%	9%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization

Television Segment

Our television segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations is limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determine the number of advertisements to be broadcast in locally produced programs only, which are primarily news programming and occasionally local sports or information shows.

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

Our stations strive to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, advertising demands and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provides us with the viewer loyalty we are trying to achieve.

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2007, 2006 and 2005, approximately 80%, 83% and 79%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, advertising costs and promotion expenses.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2007, 2006 and 2005.

Consolidated Results of Operations

				2007 vs. 2006		2006 vs. 2005
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2007	2006	2005	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$144,023	$142,946	$140,790	$1,077	0.8%	$2,156	1.5%
Station operating expense	106,302	104,396	104,411	1,906	1.8%	(15)	—
Corporate G&A	9,800	8,870	8,174	930	10.5%	696	8.5%
Other operating income	—	(312)	—	(312)	N/M	312	N/M
Impairment of intangible assets	—	—	1,168	—	—	(1,168)	N/M

Operating income	27,921	29,992	27,037	(2,071)	(6.9)%	2,955	10.9%
Interest expense	8,954	9,379	7,586	(425)	(4.5)%	1,793	23.6%
Other (income) expense	273	(500)	2,668	773	N/M	(3,168)	N/M
Income taxes	7,690	8,665	6,217	(975)	(11.3)%	2,448	39.4%

Net income	$11,004	$12,448	$10,566	$(1,444)	(11.6)%	$1,882	17.8%

Earnings per share:
Basic	$.55	$.61	$.52	$(.06)	(9.8)%	$.09	17.3%

Diluted	$.55	$.61	$.51	$(.06)	(9.8)%	$.10	19.6%

Radio Broadcasting Segment

				2007 vs. 2006		2006 vs. 2005
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2007	2006	2005	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$126,596	$125,274	$125,597	$1,322	1.1%	$(323)	(.3)%
Station operating expense	92,162	90,627	90,967	1,535	1.7%	(340)	(.4)%
Other operating income	—	(312)	—	(312)	N/M	312	N/M
Impairment of intangible assets	—	—	890	—	—	(890)	N/M

Operating income	$34,434	$34,959	$33,740	$(525)	(1.5)%	$1,219	3.6%

Television Broadcasting Segment

				2007 vs. 2006		2006 vs. 2005
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2007	2006	2005	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$17,427	$17,672	$15,193	$(245)	(1.4)%	$2,479	16.3%
Station operating expense	14,140	13,769	13,444	371	2.7%	325	2.4%
Impairment of intangible assets	—	—	278	—	—	(278)	N/M

Operating income	$3,287	$3,903	$1,471	$(616)	(15.8)%	$2,432	165.3%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

Year Ended December 31, 2007:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Year Ended December 31, 2006:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Year Ended December 31, 2005:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated

For the year ended December 31, 2007, consolidated net operating revenue was $144,023,000 compared with $142,946,000 for the year ended December 31, 2006, an increase of $1,077,000 or 1%. Net operating revenue generated by stations we owned and operated for the entire comparable period (“same station”) increased approximately $81,000. Although, same station gross national and gross local revenue increased 3% and 1%, respectively, these increases were offset by a decrease in same station gross political revenue of approximately $2,475,000. During 2007 we had an increase of $996,000 in net revenue generated by stations that we did not own or operate for the comparable period in 2006.

Station operating expense increased by $1,906,000 or 2% to $106,302,000 for the year ended December 31, 2007, compared with $104,396,000 for the year ended December 31, 2006. Station operating expense increased approximately $626,000 from the operation of radio stations that we did not own or operate for the comparable period in 2006. The balance of the increase, $1,280,000 was from same station operating expense, $1,143,000 of which was related to our decision to continue to invest in the future of our business with additional advertising, promotion and selling expenses, including additional sales compensation.

Operating income for the year ended December 31, 2007 was $27,921,000 compared to $29,992,000 for the year ended December 31, 2006, a decrease of $2,071,000 or 7%. The majority of the decrease was attributable to the increase in net operating revenue, offset by the increase in station operating expense, as discussed above, and an increase in corporate general and administrative charges of approximately $930,000. The increase in corporate general and administrative charges resulted primarily from an increase in stock based compensation expense of $272,000 and from the creation of an Interactive Media department for $420,000. Operating income for the year ended December 31, 2006 included $312,000 related primarily to business interruption proceeds recorded in our Springfield, Illinois market.

We generated net income in the amount of approximately $11,004,000 ($0.55 per share on a fully diluted basis) during the year ended December 31, 2007 compared with $12,448,000 ($0.61 per share on a fully diluted basis) for the year ended December 31, 2006, a decrease of approximately $1,444,000 or 12%. The decrease was the result of the decrease in operating income discussed above, a $773,000 increase in other expense, offset by decrease in interest expense and income tax expense of approximately $425,000 and $975,000, respectively. The decrease in interest expense was primarily the result of the decrease in debt from the prior year. The decrease in income tax expense was attributable to our operating performance. The change in other expense was principally the result of a $500,000 gain recognized in the prior year for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns.

Radio Segment

For the year ended December 31, 2007, net operating revenue in the radio segment was $126,596,000 compared with $125,274,000 for the year ended December 31, 2006, an increase of $1,322,000. Net operating revenue generated by radio stations that we owned and operated for the entire comparable period increased by approximately $326,000, and approximately $996,000 increase in revenue was generated by radio stations and radio networks that we did not own or operate for the comparable period in 2006. Same station gross national revenue (excluding political) and same station gross local revenue increased approximately 1% each, but were offset by a decrease in gross political revenue of approximately 44%. We had significantly increased operating revenue (10% or greater than comparable period) in our Clarksville, Ithaca and Keene markets, which were offset by significantly decreased revenue in our Norfolk market.

Station operating expense in our radio segment increased by $1,535,000 to $92,162,000 for the year ended December 31, 2007, compared with $90,627,000 for the year ended December 31, 2006. On a same station basis, station operating expense increased by approximately $909,000 or 1%. The majority of the increase is attributable to higher selling and commission expense. Radio segment station operating expense increased by approximately $626,000 from the operation of stations that we did not own or operate for the comparable period in 2006.

Operating income in the radio segment for the year ended December 31, 2007 was $34,434,000 compared to $34,959,000 for the year ended December 31, 2006, a decrease of approximately $525,000 or 2%. The decrease was the result of the increase in net operating revenue, offset by the increase in station operating expense and a decrease in other operating income of $312,000 related primarily to business interruption proceeds recorded in our Springfield, Illinois market in 2006.

Television Segment

For the year ended December 31, 2007, net operating revenue in the television segment decreased $245,000 or 1% to $17,427,000 compared with $17,672,000 for the year ended December 31, 2006. The change in net operating revenue was attributable to a $1,451,000 decrease in gross political revenue, partially offset by an increase in gross national revenue (excluding political) and gross local revenue (excluding political) of approximately 14% and 5%, respectively.

Station operating expense in our television segment increased by $371,000 or 3% to $14,140,000 for the year ended December 31, 2007, compared with $13,769,000 for the year ended December 31, 2006. The increase in station operating expense was primarily attributable to an increase in selling and commission expenses as a result of increased national and local revenue (excluding political).

Operating income in the television segment for the year ended December 31, 2007 was $3,287,000 compared to $3,903,000 for the year ended December 31, 2006, a decrease of approximately $616,000 or 16%. The decrease was primarily attributable to the decrease in gross political revenue of approximately 83%.

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

Television Segment

For the year ended December 31, 2006, net operating revenue in the television segment was $17,672,000 compared with $15,193,000 for the year ended December 31, 2005, an increase of $2,479,000 or 16%. The increase in net operating revenue was primarily attributable to an 8% increase in local revenue (excluding political) and $1,742,000 in gross political revenue (an increase of $1,688,000) for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of December 31, 2007, we had $129,911,000 of long-term debt outstanding and approximately $71,150,000 of unused borrowing capacity under our Credit Agreement.

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

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (4.50% to 4.9375% at December 31, 2007) plus 0.75% to 1.25% (5.375% to 5.50% at December 31, 2006 plus 0.75% to 1.25%) or the Agent bank’s base rate plus 0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2007) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate. At December 31, 2007 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2007 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement.

Sources and Uses of Cash

During the years ended December 31, 2007, 2006 and 2005, we had net cash flows from operating activities of $26,774,000, $29,648,000 and $26,617,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following acquisitions in 2007 were financed through funds generated from operations:

•	On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,555,000.

•	On August 31, 2007, we acquired two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,843,000. Due to FCC ownership rules we were not permitted to own WKRT-AM and as part of the transaction we donated WKRT-AM to a non-profit organization.

•	On January 2, 2007, we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,330,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM. We funded this acquisition on December 31, 2006.

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

In addition, the following transactions were pending at December 31, 2007:

On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,374,000.

The following acquisitions in 2006 were financed through funds generated from operations:

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 is recorded as a note payable at December 31, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

•	In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned above for approximately $2,069,000.

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

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. During the year ended December 31, 2007 we repurchased an aggregate of 12,821 shares for approximately $126,000.

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

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2007 were approximately $9,852,000 ($10,504,000 in 2006). We anticipate capital expenditures in 2008 to be approximately $8,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(2)	$129,911	$—	$29,911	$100,000	$—
Operating Leases	7,167	1,619	2,121	1,349	2,078
Purchase Obligations(3)	48,220	25,819	14,748	5,555	2,098
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$185,298	$27,438	$46,780	$106,904	$4,176

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $128,850,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,061,000 (see Note 10 of the Notes to Consolidated Financial Statements).

(3)	Includes $10,725,000 of acquisition commitments, $20,095,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $17,400,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Revenue Recognition:  Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition Revised and Updated.”

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our average reserves have been approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2007, from 4.05% to 5.05% or from $988,000 to $1,232,000 would result in a decrease in net income of $144,000, net of taxes for the year ended December 31, 2007.

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

Broadcast Licenses and Goodwill:  We have a significant amount of broadcast licenses and goodwill recorded in our balance sheets, which at December 31, 2007 represents 63% of our total assets. We determine the recoverability of the cost of our intangible assets based on a review of projected undiscounted cash flows of the related market or segment.

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual, or more frequent if impairment indicators arise, impairment tests.

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

We test our goodwill and broadcast licenses for impairment as of October 1 of each year by comparing their fair value to the related carrying value as of that date. The results of these tests indicated no impairment as of December 31, 2007 or 2006. In 2005, we recorded an impairment charge of the carrying value of goodwill and broadcast licenses of approximately $1,168,000. We used a market approach to determine the fair value of our broadcast licenses as well as the fair value of our reporting units. The market approach used for valuing broadcast licenses and goodwill takes into consideration information available on recent transactions of radio and television stations similar to those owned by us, within the broadcast industry. To determine the fair value of broadcast licenses and the reporting units’ goodwill requires the use of estimates in our assumptions. Changes in these estimates could result in additional impairment of intangible assets in the future.

Stock Based Compensation:  We adopted the Revised SFAS No. 123, “Share-Based Payment,” (“SFAS 123R”) on January 1, 2006 using the modified prospective transition method and the Black-Scholes valuation model. Under the fair value recognition provisions of SFAS 123R, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these assumptions, then stock based compensation expense may differ materially in the future from that previously recorded.

Litigation and Contingencies:  We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2007 than they did during 2007, our interest expense would increase, and income before taxes would decrease by $1,322,000 ($1,408,000 in 2006). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements, if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company). SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 151” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we are currently evaluating its impact and effect on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting standards generally accepted in the United States, and expands disclosures about fair value measurements. Companies will need to apply the recognition and disclosure provision of SFAS 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2 that delayed by one year, the effective date of SFAS 157 for the majority of nonfinancial assets and nonfinancial liabilities. However, the Company would still be required to adopt SFAS 157 as of January 1, 2008 for certain assets which were not included in FSP FAS 157-2. We are currently evaluating its impact and effect on our financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF No. 06-4 requires that for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF Issue No. 06-4 on our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues,” (“FIN 48”) that provides guidance on the financial statement recognition, measurement, presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company adopted the provisions of FIN 48 effective January 1, 2007, which did not have a material impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures over financial reporting were effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited Saga Communications, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Saga Communications, Inc. and our report dated March 10, 2008 expressed an unqualified opinion thereon.

Detroit, Michigan
March 10, 2008

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

—	Consolidated Balance Sheets as of December 31, 2007 and 2006

—	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

—	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

—	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

Detroit, Michigan
March 10, 2008

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$13,343	$10,799
Accounts receivable, less allowance of $988 ($774 in 2006)	23,449	23,777
Prepaid expenses and other current assets	2,197	2,238
Barter transactions	1,580	1,525
Deferred income taxes	813	600

Total current assets	41,382	38,939
Net property and equipment	76,217	73,658
Other assets:
Broadcast licenses, net	163,102	150,114
Goodwill, net	49,661	49,605
Other intangibles, deferred costs and investments, net of accumulated amortization of $12,571 ($11,697 in 2006)	7,282	10,325

Total other assets	220,045	210,044

	$337,644	$322,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,017	$2,090
Accrued expenses:
Payroll and payroll taxes	7,722	7,441
Other	4,848	6,088
Barter transactions	1,720	1,703

Total current liabilities	17,307	17,322
Deferred income taxes	36,829	31,367
Long-term debt	129,911	133,911
Broadcast program rights	1,589	1,273
Other	2,932	2,532
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 18,977 issued and outstanding (18,892 in 2006)	189	189
Class B common stock, $.01 par value, 3,500 shares authorized, 2,393 issued and outstanding (2,396 in 2006)	24	24
Additional paid-in capital	50,600	48,971
Retained earnings	112,137	101,133
Treasury stock (1,085 shares in 2007 and 1,091 in 2006, at cost)	(13,874)	(14,081)

Total stockholders’ equity	149,076	136,236

	$337,644	$322,641

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net operating revenue	$144,023	$142,946	$140,790
Station operating expense	106,302	104,396	104,411
Corporate general and administrative	9,800	8,870	8,174
Other operating income	—	(312)	—
Impairment of intangible assets	—	—	1,168

	116,102	112,954	113,753

Operating income	27,921	29,992	27,037
Other (income) expenses:
Interest expense	8,954	9,379	7,586
Other	273	(500)	2,668

Income before income tax	18,694	21,113	16,783
Income tax provision:
Current	2,546	3,482	2,627
Deferred	5,144	5,183	3,590

	7,690	8,665	6,217

Net income	$11,004	$12,448	$10,566

Basic earnings per share	$.55	$.61	$.52

Weighted average common shares	20,091	20,442	20,482

Diluted earnings per share	$.55	$.61	$.51

Weighted average common and common equivalent shares	20,115	20,458	20,675

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005

							Accumulated
							Other			Total
	Class A		Class B		Additional		Comprehensive			Stock-
	Common Stock		Common Stock		Paid-In	Retained	Income	Treasury	Unearned	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(loss)	Stock	Compensation	Equity
						(In thousands)

Balance at January 1, 2005	18,699	$187	2,360	$24	$48,387	$78,119	$60	$(9,552)	$—	$117,225
Comprehensive income:
Net income						10,566				10,566
Change in market value of securities, net of tax							2			2
Gain realized on sale of securities, net of tax							(62)			(62)

Total comprehensive income										10,506
Net proceeds from exercised options	42				496					496
Issuance of restricted stock	51	1	9		851				(852)	—
Acquisition of broadcast properties					(1,011)			5,599		4,588
Compensation expense related to restricted stock awards									142	142
Purchase of shares held in treasury								(7,433)		(7,433)
Employee stock purchase plan					(84)			384		300

Balance at December 31, 2005	18,792	$188	2,369	$24	$48,639	$88,685	$—	$(11,002)	$(710)	$125,824
Net income						12,448				12,448
Reclassification of unearned compensation					(710)				710	—
Net proceeds from exercised options	11		5		151					151
Issuance of restricted stock	89	1	22		(1)					—
Compensation expense related to restricted stock awards					334					334
Share-based compensation cost					760					760
Purchase of shares held in treasury								(3,487)		(3,487)
Employee stock purchase plan					(202)			408		206

Balance at December 31, 2006	18,892	$189	2,396	$24	$48,971	$101,133	$—	$(14,081)	$—	$136,236
Net income						11,004				11,004
Conversion of shares from Class B to Class A	8		(8)							—
Net proceeds from exercised options	43				434					434
Issuance of restricted stock	36		5							—
Forfeiture of restricted stock	(2)									—
Compensation expense related to restricted stock awards					423					423
Share-based compensation cost					943					943
Purchase of shares held in treasury								(126)		(126)
Employee stock purchase plan					(171)			333		162

Balance at December 31, 2007	18,977	$189	2,393	$24	$50,600	$112,137	$—	$(13,874)	$—	$149,076

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$11,004	$12,448	$10,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,186	8,154	9,040
Impairment of intangible assets	—	—	1,168
Share based compensation expense	943	760	—
Barter revenue, net of barter expenses	(114)	(205)	(239)
Broadcast program rights amortization	619	603	535
Deferred income taxes	5,144	5,183	3,590
Income tax expense on exercise of options	14	4	—
Loss (gain) on sale of assets	273	(501)	2,668
Deferred and other compensation	205	198	206
Compensation expense related to restricted stock awards	423	334	142
Amortization of deferred costs	265	288	316
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	510	456	683
Payments for broadcast program rights	(610)	(611)	(530)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(88)	2,537	(1,528)

Total adjustments	15,770	17,200	16,051

Net cash provided by operating activities	26,774	29,648	26,617
Cash flows from investing activities:
Acquisition of property and equipment	(9,852)	(10,504)	(10,426)
Increase in other intangibles and other assets	(180)	(2,887)	(599)
Acquisition of broadcast properties	(10,298)	(2,869)	(31,729)
Proceeds from sale and disposal of assets	50	1,027	1,835

Net cash used in investing activities	(20,280)	(15,233)	(40,919)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	34,750
Payments on long-term debt	(4,000)	(15,000)	(7,000)
Payments for debt issuance costs	—	(350)	(200)
Purchase of shares held in treasury	(126)	(3,487)	(7,433)
Net proceeds from exercise of stock options	176	53	240

Net cash (used in) provided by financing activities	(3,950)	(18,784)	20,357

Net increase (decrease) in cash and cash equivalents	2,544	(4,369)	6,055
Cash and cash equivalents, beginning of year	10,799	15,168	9,113

Cash and cash equivalents, end of year	$13,343	$10,799	$15,168

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2007 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we do not believe that the ultimate settlement of any amounts reported will materially affect our financial position or results of future operations, actual results may differ from estimates provided.

Concentration of Risk

Historically our top six markets when combined represented 47%, 48% and 50% of our net operating revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentration of Credit Risk

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Financial Instruments

We account for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at fair market value. We have no marketable securities at December 31, 2007 and 2006 (see Note 3). During the year ended December 31, 2005, we realized a gain on sale of securities of approximately $97,000.

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2007.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectibility of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2007, 2006 and 2005 was as follows:

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Write Off
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2007	$774	$804	$(590)	$988
December 31, 2006	1,071	404	(701)	774
December 31, 2005	922	700	(551)	1,071

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

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2007	2006
		(In thousands)

Land and land improvements	—	$11,170	$10,692
Buildings	31.5 years	31,300	28,712
Towers and antennae	7-15 years	27,184	26,231
Equipment	3-15 years	72,904	69,280
Furniture, fixtures and leasehold improvements	7-20 years	7,125	6,794
Vehicles	5 years	3,821	3,754

		153,504	145,463
Accumulated depreciation		(77,287)	(71,805)

Net property and equipment		$76,217	$73,658

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $7,968,000, $7,787,000 and $7,588,000, respectively.

In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and put into service in each of our markets beginning in the first quarter of 2008, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests which are conducted annually, or more frequently if impairment indicators arise.

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

Separate intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

In accordance with SFAS 142 we perform our impairment test of goodwill and broadcast licenses as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date (see Note 2).

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2007, 2006 and 2005, we recognized interest expense related to the amortization of debt issuance costs of $265,000, $288,000 and $316,000, respectively. At December 31, 2007 and 2006, the net book value of deferred costs were $1,215,000 and $1,480,000, respectively, and were presented in other intangibles, deferred costs and investments.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

We have a Stock Buy-Back Program (the “Buy-Back Program”), which as of December 31, 2007, allowed us to purchase up to $30,000,000 of our Class A Common Stock. From its inception in 1998 through December 31, 2007, we have repurchased 1,907,210 shares of our Class A Common Stock for approximately $26,252,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2007, 2006 and 2005, we acquired 12,821 shares at an average price of $9.86 per share, 420,700 shares at an average price of $8.29 per share and 489,325 shares at an average price of $15.19 per share, respectively. During 2007, we issued 19,273 shares of Treasury Stock in connection with our employee stock purchase plan. During 2006, we issued 22,895 shares of Treasury Stock in connection with our employee stock purchase plan. During 2005, we issued 326,254 shares of Treasury Stock in connection with our acquisition of broadcast properties and our employee stock purchase plan.

In January 2008, our board of directors authorized an increase in the amount committed to the Buy-Back Program from $30 million to $60 million. In connection therewith, we entered into a stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of our Class A Common Stock. Our previous Rule 10b5-1 plan terminated on November 8, 2006.

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition Revised and Updated.”

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under SFAS 13, Accounting for Leases, and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Consolidated Statements of Income.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $6,405,000, $6,495,000 and $7,942,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes and Related Implementation Issues,” (“FIN 48”) that provides guidance on the financial statement recognition, measurement, presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company adopted the provisions of FIN 48 effective January 1, 2007, which did not have a material impact on our financial position, results of operations or cash flows.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation

On January 1, 2006, we adopted the Revised SFAS No. 123, “Share-Based Payment,” (“SFAS 123R”) and elected to use the modified prospective transition method and the Black-Scholes valuation model. SFAS 123R requires us to measure and recognize compensation expense for all share-based compensation awards. Compensation cost under SFAS 123R is recognized ratably using the straight-line attribution method over the expected vesting period. In addition, SFAS 123R requires the estimation of expected forfeitures at the grant date and the recognition of compensation cost only for those awards expected to vest. If actual forfeitures differ from the estimates, then the estimated forfeitures are revised in subsequent periods. See Note 7 — Stock-Based Compensation for further details regarding the expense calculated under the fair value based method.

Prior to January 1, 2006, expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, and has therefore not been included in consolidated statement of income in 2005.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Numerator:
Net income available to common stockholders	$11,004	$12,448	$10,566

Denominator:
Denominator for basic earnings per share-weighted average shares	20,091	20,442	20,482
Effect of dilutive securities:
Stock options	24	16	193

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	20,115	20,458	20,675

Basic earnings per share	$.55	$.61	$.52

Diluted earnings per share	$.55	$.61	$.51

The number of options outstanding that currently have an anti-dilutive effect on our earnings per share calculation is approximately 2,683,000. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company). SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 151” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and we are currently evaluating its impact and effect on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting standards generally accepted in the United States, and expands disclosures about fair value measurements. Companies will need to apply the recognition and disclosure provision of SFAS 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2 that delayed by one year, the effective date of SFAS 157 for the majority of nonfinancial assets and nonfinancial liabilities. However, the Company would still be required to adopt SFAS 157 as of January 1, 2008 for certain assets which were not included in FSP FAS 157-2. We are currently evaluating its impact and effect on our financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF No. 06-4 requires that for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF Issue No. 06-4 on our financial position, results of operations and cash flows.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The variables used in the analysis reflect historical station and advertising market growth trends, as well as anticipated performance and market conditions. Multiples of operating cash flow are also considered.

We completed the impairment tests for our broadcast licenses and goodwill as of October 1, 2007 and October 1, 2006 and no impairment was indicated. In 2005, we recorded an impairment charge of approximately $1,168,000 related to our Jonesboro, Arkansas radio market and Greenville, Mississippi television market. We estimated the fair value of those markets’ intangible assets with the assistance of an independent third-party valuation company. See Note 13 for impairment charges by segment recorded in 2005.

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

Broadcast licenses

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2007 and 2006 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Balance at January 1, 2006	$157,112	$8,187	$148,925
Acquisitions	1,189	—	1,189

Balance at December 31, 2006	$158,301	$8,187	$150,114
Acquisitions	12,210	—	12,210
Reclass from Goodwill	778	—	778

Balance at December 31, 2007	$171,289	$8,187	$163,102

Goodwill

We have recorded the changes to goodwill for each of the years ended December 31, 2007 and 2006 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Balance at January 1, 2006	$61,853	$13,091	$48,762
Acquisitions	843	—	843

Balance at December 31, 2006	$62,696	$13,091	$49,605
Acquisitions	834	—	834
Reclass to Broadcast License	(778)	—	(778)

Balance at December 31, 2007	$62,752	$13,091	$49,661

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2007 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,519	$46
Favorable lease agreements	5,862	5,334	528
Other intangibles	1,616	1,484	132

Total amortizable intangible assets	$12,043	$11,337	$706

We have recorded amortizable intangible assets at December 31, 2006 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,469	$96
Favorable lease agreements	5,849	5,177	672
Other intangibles	1,558	1,473	85

Total amortizable intangible assets	$11,972	$11,119	$853

Aggregate amortization expense for these intangible assets for the years ended December 31, 2007, 2006 and 2005, was $218,000, $367,000 and $1,452,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $128,000, $37,000, $37,000, $37,000 and $37,000, respectively.

3.	Total Comprehensive Income and Accumulated Other Comprehensive Income

Total comprehensive income consists of:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$11,004	$12,448	$10,566
Accumulated other comprehensive income:
Change in market value of securities net of taxes of $-, $- and $1, respectively	—	—	2
Gain realized on sale of securities, net of taxes of $35	—	—	(62)

Total comprehensive income	$11,004	$12,448	$10,506

Accumulated comprehensive income consisted of marketable securities as follows (in thousands):

Balance at January 1, 2005	$60
Change in market value of securities, net of $1 taxes	2
Gain realized on sale of securities, net of taxes of $35	(62)

Balance at December 31, 2005	$—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Credit Agreement:
Reducing revolver facility	$128,850	$132,850
Secured debt of affiliate	1,061	1,061

	129,911	133,911
Amounts payable within one year	—	—

	$129,911	$133,911

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2008	$—
2009	1,061
2010	28,850
2011	50,000
2012	50,000
Thereafter	—

$129,911

Our Credit Agreement is a $200,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $71,150,000 of unused borrowing capacity under the Credit Agreement at December 31, 2007.

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

In May 2006, we amended our current credit agreement (the “Credit Agreement”) to reduce the interest rate margin for LIBOR and the Agent bank’s base rate; to reduce the bank’s commitment fee percentage; to increase the total Revolving Commitments to $200,000,000; and to extend the maturity date of the Revolving Commitments to July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (4.50% to 4.9375% at December 31, 2007) plus 0.75% to 1.25% (5.375% to 5.50% at December 31, 2006 plus 0.75% to 1.25%) or the Agent bank’s base rate plus 0%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2007) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions,

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

5.	Supplemental Cash Flow Information

For the purposes of the statements of cash flows, cash and cash equivalents include temporary investments with maturities of three months or less.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash paid during the period for:
Interest	$9,235	$8,424	$8,032
Income taxes	2,245	2,816	3,506
Non-cash transactions:
Barter revenue	$4,331	$4,226	$4,447
Barter expense	4,217	4,021	4,208
Acquisition of property and equipment	67	60	75

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Fair value of assets acquired	$14,151	$3,771	$39,054
Cash paid	(10,298)	(2,869)	(31,729)
Issuance of restricted stock	—	—	(4,588)

Debt and liabilities assumed	$3,853	$902	$2,737

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax liabilities:
Property and equipment	$8,112	$8,003
Intangible assets	30,431	24,695
Prepaid expenses	562	573

Total deferred tax liabilities	39,105	33,271
Deferred tax assets:
Allowance for doubtful accounts	399	308
Compensation	2,574	2,042
Other accrued liabilities	116	154
Loss carry forwards	177	69

	3,266	2,573
Less: valuation allowance	177	69

Total net deferred tax assets	3,089	2,504

Net deferred tax liabilities	$36,016	$30,767

Current portion of deferred tax assets	$813	$600
Non-current portion of deferred tax liabilities	(36,829)	(31,367)

Net deferred tax liabilities	$(36,016)	$(30,767)

At December 31, 2007, we have state and local tax loss carry forwards of approximately $6,619,000, which will expire from 2009 to 2023. During 2007, we generated approximately $5,625,000 in state and local tax loss carry forwards and we utilized approximately $467,000 in state and local tax loss carry forwards and accordingly, the valuation allowances increased by $108,000. At December 31, 2007, the valuation allowance for net deferred tax assets relates to state and local loss carry forwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2007 and 2006, net deferred tax liabilities include a deferred tax asset of $686,000 and $302,000, respectively, relating to stock-based compensation expense under SFAS 123R. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of SFAS 123R, however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2007 and 2006. See Note 7 — Stock-Based Compensation for further discussion of SFAS 123R.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$2,075	$3,100	$2,120
State	471	382	507

Total current	2,546	3,482	2,627
Total deferred	5,144	5,183	3,590

	$7,690	$8,665	$6,217

In addition, we realized tax (expense) benefits as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax (expense) benefits were recorded to additional paid-in capital in the amounts of approximately $(14,000), $(4,000) and $44,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Tax at U.S. statutory rates	$6,496	$7,433	$5,933
State taxes, net of federal benefit	1,038	1,220	755
Other, net	48	25	(99)
Change in valuation allowance on loss carry forwards	108	(13)	(372)

	$7,690	$8,665	$6,217

As previously discussed, the Company adopted FIN 48, on January 1, 2007, which provides guidance on the financial statement recognition, measurement, presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to the contingency approach, FIN 48 is based on a benefit of recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The initial application of FIN 48 did not have a material effect on the Company’s financial position, statement of income or cash flows.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2005. During the second quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns, which was completed during the first quarter of 2008. The IRS proposed certain adjustments; however none of them had a significant impact to the Company’s income tax positions. The Company is subject to examination for income and non-income tax filings in various states.

Included in the balance sheets at December 31, 2007 and 2006 are tax accruals of approximately $135,000 and $288,000, respectively, for uncertain tax positions. The decrease in these accruals during the

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

year ended December 31, 2007 was primarily related to the settlement of tax uncertainties and lapses in statutes of limitations. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the year ended December 31, 2007, we recognized $31,000 of tax-related interest and penalties and had approximately $31,000 accrued at December 31, 2007.

7.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Our ESPP is deemed compensatory under the provisions of SFAS 123R. See Note 8 — Employee Benefit Plans for further discussion.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Impact of the adoption of the SFAS 123R

We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2007 and 2006 has been reduced for forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the years ended December 31, 2007 and 2006 was approximately $943,000 and $760,000, respectively. The associated future income tax benefit recognized for the years ended December 31, 2007 and 2006 was approximately $387,000 and $312,000, respectively.

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006	2005
	Grants	Grants	Grants

Weighted average grant date fair value per share	$4.82	$4.49	$6.91
Expected volatility	36.50%	37.19%	37.14%
Expected term of options (years)	7.9	7.8	7.6
Risk-free interest rate	4.76%	4.27%	3.96%
Dividend yield	0%	0%	0%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value (Years)

Outstanding at January 1, 2005	2,721,004	$15.58
Granted	271,941	14.25
Exercised	(28,278)	5.92
Forfeited/canceled/expired	(895,717)	19.19

Outstanding at December 31, 2005	2,068,950	$13.97	4.9	$343,040

Granted	506,138	9.00
Exercised	(9,762)	5.83
Forfeited/canceled/expired	(34,069)	15.33

Outstanding at December 31, 2006	2,531,257	$12.99	5.0	$353,721

Granted	184,381	9.49
Exercised	(24,853)	7.64
Forfeited/canceled/expired	(8,033)	10.50

Outstanding at December 31, 2007	2,682,752	$12.81	4.4	$—

Vested and Exercisable at December 31, 2007	1,944,489	$13.79	2.9	$—

The weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $4.82, $4.49 and $6.91, respectively

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2005	1,319,984	$2.56
Granted	271,941	6.91
Vested	(431,764)	7.67
Forfeited/canceled/expired	(891,375)	0.10

Non-vested at December 31, 2005	268,786	$6.91
Granted	506,138	4.49
Vested	(53,743)	6.91
Forfeited/canceled/expired	(7,946)	5.79

Non-vested at December 31, 2006	713,235	$5.20
Granted	184,381	4.82
Vested	(151,820)	5.32
Forfeited/canceled/expired	(7,533)	5.07

Non-vested at December 31, 2007	738,263	$5.09

The following summarizes the stock option transactions for the Directors Plans for the year ended December 31:

		Weighted
		Average	Aggregate
	Number of	Price	Intrinsic
	Options	per Share	Value

Outstanding at January 1, 2005	21,511	$0.008
Granted	4,751	0.010
Exercised	(14,069)	0.009
Forfeited	—	—

Outstanding at December 31, 2005	12,193	$0.008	$132,437
Granted	13,242	0.010
Exercised	(6,299)	0.010
Forfeited	—	—

Outstanding at December 31, 2006	19,136	$0.009	$183,726
Granted	22,428	0.010
Exercised	(18,484)	0.010
Forfeited	—	—

Outstanding and exercisable at December 31, 2007	23,080	$0.009	$135,726

For the years ended December 31, 2007, 2006 and 2005 we had approximately $1,366,500, $1,309,600 and $373,600, respectively, of total compensation expense related to stock-based arrangements. The associated tax benefit recognized for the years ended December 31, 2007, 2006 and 2005 was approximately $560,300, $536,900 and $153,200, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $225,000, $90,000 and $441,000, respectively. Cash received from stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $176,000, $53,000 and $240,000, respectively.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2005	—	$—
Granted	60,429	14.25
Vested	—	—
Forfeited/canceled/expired	(701)	13.80

Outstanding at December 31, 2005	59,728	$14.25
Granted	112,471	9.00
Vested	(11,936)	14.25
Forfeited/canceled/expired	(1,765)	11.84

Outstanding at December 31, 2006	158,498	$10.55
Granted	40,972	9.49
Vested	(33,724)	10.81
Forfeited/canceled/expired	(1,674)	10.28

Non-vested and outstanding at December 31, 2007	164,072	$10.24

Weighted average remaining contractual life (in years)	2.9

The weighted average grant date fair value of restricted stock that vested during 2007 and 2006 was approximately $364,000 and $170,000, respectively (none in 2005). The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $1,315,000 and $1,367,000 at December 31, 2007 and 2006, respectively.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The pro forma information for the year ended December 31, 2005 was as follows (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$10,566
Add back: stock based compensation cost, net of tax	137
Less: pro forma stock based compensation cost determined under fair value method, net of tax	(4,544)

Pro forma net income	$6,159

Pro forma earnings per share:
Basic	$.30

Diluted	$.30

The fair value of our stock options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005 and consistent with the requirements of SFAS 123: risk-free interest rate of 4.0%, a dividend yield of 0%, expected volatility of 30.1%, and a weighted average expected life of the options of 7 years. Under these assumptions, the weighted average fair value of an option to purchase one share granted in 2005 was $5.79. As of December 31, 2006 we refined our estimates of assumptions used in the calculation of compensation cost for stock options granted during 2005. The effect of these assumptions and related compensation cost are immaterial and are in accordance with the provisions of SFAS 123R.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $352,000, $339,000 and $391,000 in 2007, 2006 and 2005, respectively, of which approximately $303,000, $285,000 and $280,000 represents our discretionary contributions in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 1,562,500 shares of our Class A Common Stock is eligible for sale to our employees. At December 31, 2007 approximately 1,396,000 shares are reserved for issuance under the ESPP. The ESPP was effective July 1, 1999. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation up to a maximum of $5,000 to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. There were 19,273, 22,895 and 21,445 shares issued under the ESPP in 2007, 2006 and 2005, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2007, 2006 and 2005 was approximately $24,000, $31,000 and $45,000, respectively. The ESPP is deemed compensatory under the provisions of FAS 123R.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $330,000, $253,000 and $302,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

Split Dollar Officer Life Insurance

The Company provides split dollar insurance benefits to certain executive officers and records an asset equal to the cumulative premiums paid on the related policies, as the Company will fully recover these premiums under the terms of the plan. The Company retains a collateral assignment of the cash surrender values and policy death benefits payable to insure recovery of these premiums.

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

Pending Acquisitions

On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,374,000.

2007 Acquisitions

On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,555,000.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2006 Acquisitions

On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 is recorded as a note payable at December 31, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

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

Condensed Consolidated Balance Sheet of 2007 and 2006 Acquisitions

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2007 and 2006 acquisitions at their respective acquisition dates.

Saga Communications, Inc.
Condensed Consolidated Balance Sheets
of 2007 and 2006 Acquisitions

	Acquisitions in
	2007	2006
	(In thousands)

Assets Acquired:
Current assets	$130	$—
Property and equipment	931	1,739
Other assets:
Broadcast licenses — Radio segment	12,210	1,189
Broadcast licenses — Television segment	—	—
Goodwill — Radio segment	834	843
Goodwill — Television segment	—	—
Other intangibles, deferred costs and investments	46	—

Total other assets	13,090	2,032

Total assets acquired	14,151	3,771

Liabilities Assumed:
Current liabilities	3,853	902

Total liabilities assumed	3,853	902

Net assets acquired	$10,298	$2,869

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2007 and 2006 assume the acquisitions and dispositions in 2007 and 2006 occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Years Ended
	December 31,
	2007	2006
	(In thousands, except per share data)

Consolidated Results of Operations:
Net operating revenue	$144,982	$144,446
Station operating expense	107,159	105,626
Corporate general and administrative	9,800	8,870
Other operating income	—	(312)

Operating income	28,023	30,262
Interest expense	8,954	9,379
Other expense (income), net	273	(500)
Income tax expense	7,732	8,776

Net income	$11,064	$12,607

Basic earnings per share	$.55	$.62

Diluted earnings per share	$.55	$.62

	2007	2006
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$127,555	$126,774
Station operating expense	93,019	91,857
Other operating income	—	(312)

Operating income	$34,536	$35,229

	2007	2006
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$17,427	$17,672
Station operating expense	14,140	13,769

Operating income	$3,287	$3,903

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of Pro Forma Segment Operating Income to Pro Forma Consolidated Operating Income

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2007:
Net operating revenue	$127,555	$17,427	$—	$144,982
Station operating expense	93,019	14,140	—	107,159
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,536	$3,287	$(9,800)	$28,023

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2006:
Net operating revenue	$126,774	$17,672	$—	$144,446
Station operating expense	91,857	13,769	—	105,626
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$35,229	$3,903	$(8,870)	$30,262

10.	Related Party Transactions

Acquisition of Stations from Affiliates of Directors

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

This same company owned by Mr. Maccini has a 65% ownership interest in another company which entered into a licensing agreement with us, which renews annually unless terminated, to provide us with certain Internet radio services. We paid $22,000 in software licensing fees and $52,000 for computer hardware during the year ended December 31. 2007. The relationship of the companies to Mr. Maccini was disclosed to our Board prior to its approval of the license agreement and its determination that it was on an arms’ length basis. Mr. Maccini did not participate in such vote.

Principal Stockholder Employment Agreement

In March 2002, we entered into an employment agreement with Edward K. Christian our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement was $500,000 per year effective January 1, 2003 and subject to annual cost of living increases effective January 1, 2004 ($530,000 effective January 1, 2005, $549,000 effective January 1, 2006 and $567,000 effective January 1, 2007). The agreement also provides that

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. In addition, the agreement provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2007 his average annual compensation, as defined by the employment agreement, was approximately $940,000.

In December 2007, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which becomes effective as of April 1, 2009, following the expiration of his current employment agreement. The new employment agreement expires March 31, 2014. The agreement will provide for an annual base salary of $750,000 (subject to annual increases on each anniversary date not less than 3% or a defined cost of living increase). Under the agreement, Mr. Christian will be eligible for bonuses and stock options in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies currently in force, continue to furnish an automobile and will pay for an executive medical plan. In connection with the execution of the agreement, Mr. Christian was paid an extension payment of $100,000. The agreement provides generally that, upon the consummation of sale or transfer of control of the Company, Mr. Christian’s employment will be terminated and the Company will pay him an amount equal to 2.99 times the average of his total annual compensation for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for applicable income taxes, including excise taxes, related to the payment. If Mr. Christian’s employment is terminated for any reason, other than for cause, the Company will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years.

Like the current employment agreement, the agreement contains a covenant not to compete restricting Mr. Christian from competing with the Company in any of its markets if he voluntarily terminates his employment with the Company or is terminated for cause, for a three year period thereafter.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Steven J. Goldstein, Executive Vice President and Group Program Director, Warren S. Lada, Senior Vice President of Operations and Marcia K. Lobaito, Senior Vice President, Corporate Secretary and Director of Business Affairs, entered into Change in Control Agreements. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

If there is a change in control, the Company shall pay a lump sum payment within 45 days thereof of 1.5 times the average of the executive’s last three full calendar years of such executive’s base salary and any annual cash bonus paid. In the event that such payment constitutes a “parachute payment” within the meaning of Section 280G subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay the executive an additional amount so that the executive will receive the entire amount of the lump sum payment before deduction for federal, state and local income tax and payroll tax. In the event of a change in control (other than the approval of plan of liquidation), the Company or the surviving entity may require as a condition to receipt of payment that the executive continue in employment for a period of up to

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

six months after consummation of the change in control. During such six months, executive will continue to earn his pre-existing salary and benefits. In such case, the executive shall be paid the lump sum payment upon completion of the continued employment. If, however, the executive fails to remain employed during this period of continued employment for any reason other than (a) termination without cause by the Company or the surviving entity, (b) death, (c) disability or (d) breach of the agreement by the Company or the surviving entity, then executive shall not be paid the lump sum payment. In addition, if the executive’s employment is terminated by the Company without cause within six months prior to the consummation of a change in control, then the executive shall be paid the lump sum payment within 45 days of such change in control.

Transactions with Affiliate and Other Related Party Transactions

In May 1999 we entered into a TBA with Surtsey Productions (“Surtsey”), a multimedia company owned by Edward K. Christian’s daughter. Surtsey owns a television station KVCT in Victoria, Texas. We operate KVCT under the terms of a TBA with Surtsey. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. Under the 16 year TBA, we pay fees of $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power FOX affiliate. At December 31, 2007 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2007 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We paid fees under the agreements of approximately $4,100, $4,100, and $4,100 per month during 2007, 2006, and 2005, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station.

Surtsey leases office space in a building owned by us, and paid us rent of approximately $6,000, $18,000, and $21,000 during the years ended December 31, 2007, December 31, 2006 and 2005, respectively. During the year ended December 31, 2007, Surtsey provided graphic design services of approximately $24,000 for our Milwaukee, WI market.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2007. Holders of Common Stock are not entitled to cumulative votes in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2007 was $1,803,000 ($1,694,000 and $1,720,000 for the years ended December 31, 2006 and 2005, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2007 (in thousands):

2008	$1,619
2009	1,210
2010	911
2011	773
2012	576
Thereafter	2,078

$7,167

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2007 (in thousands):

2008	$616
2009	630
2010	512
2011	302
2012	128
Thereafter	16

$2,204
Amounts due within one year (included in accounts payable)	616

$1,588

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

The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2007:
Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Depreciation and amortization	$6,363	$1,619	$204	$8,186

Total assets at December 31, 2007	$288,660	$31,986	$16,998	$337,644

Capital additions	$8,533	$1,076	$243	$9,852

Goodwill, net	$49,490	$171	$—	$49,661

Broadcast licenses, net	$150,913	$12,189	$—	$163,102

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2006:
Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Depreciation and amortization	$6,288	$1,673	$194	$8,155

Total assets at December 31, 2006	$272,080	$31,712	$18,849	$322,641

Capital additions	$7,752	$2,592	$160	$10,504

Goodwill, net	$49,434	$171	$—	$49,605

Broadcast licenses, net	$137,925	$12,189	$—	$150,114

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2005:
Net operating revenue	$125,597	$15,193	$—	$140,790
Station operating expense	90,967	13,444	—	104,411
Corporate general and administrative	—	—	8,174	8,174
Impairment of intangible assets	890	278	—	1,168

Operating income (loss)	$33,740	$1,471	$(8,174)	$27,037

Depreciation and amortization	$7,075	$1,766	$199	$9,040

Total assets at December 31, 2005	$266,604	$31,092	$21,169	$318,865

Capital additions	$7,414	$2,285	$727	$10,426

Goodwill, net	$48,591	$171	$—	$48,762

Broadcast licenses, net	$136,736	$12,189	$—	$148,925

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except per share data)

Net operating revenue	$31,883	$31,191	$38,421	$37,745	$36,218	$35,791	$37,501	$38,219
Station operating expenses	25,995	24,703	27,016	26,369	25,975	25,761	27,316	27,563
Corporate general and administrative	2,316	1,981	2,606	2,499	2,272	2,225	2,606	2,165
Other operating income	—	—	—	—	—	—	—	(312)

Operating income	3,572	4,507	8,799	8,877	7,971	7,805	7,579	8,803
Other (income) expenses:
Interest expense	2,297	2,277	2,281	2,355	2,283	2,375	2,093	2,372
Other	35	(355)	47	(215)	60	(75)	131	145

Income before income tax	1,240	2,585	6,471	6,737	5,628	5,505	5,355	6,286
Income tax provision	500	1,060	2,661	2,749	2,307	2,241	2,222	2,615

Net income	$740	$1,525	$3,810	$3,988	$3,321	$3,264	$3,133	$3,671

Basic earnings per share	$.04	$.07	$.19	$.19	$.17	$.16	$.16	$.18

Weighted average common shares	20,221	20,480	20,083	20,575	20,112	20,488	20,118	20,227

Diluted earnings per share	$.04	$.07	$.19	$.19	$.17	$.16	$.16	$.18

Weighted average common and common equivalent shares	20,242	20,503	20,113	20,593	20,126	20,502	20,132	20,241

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke Brown Clarke Brown	Director

/s/ Jonathan Firestone Jonathan Firestone	Director

/s/ Robert J. Maccini Robert J. Maccini	Director

/s/ Gary Stevens Gary Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	8	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	*	Bylaws, as amended May 23, 2007.
4(a)	1	Plan of Reorganization.
4(b)	4	Credit Agreement dated as of March 28, 2001 between the Company and Fleet National Bank, as Agent for the lenders and The Bank of New York, as syndication agent.
4(c)	7	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
10(a)	5	Employment Agreement of Edward K. Christian dated as of April 1, 2002.
10(b)	3	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(d)	2	Saga Communications, Inc. 1997 Non-Employee Director Stock Option Plan.
10(d)(1)	9	Form of Stock Option Agreement for Participants in the Saga Communications, Inc 1997 Non-Employee Director Stock Option Plan.
10(f)	6	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	11	Summary of Chief Executive Officer Annual Incentive Plan.
10(h)	12	Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	13	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(k)	13	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(l)	13	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(m)	10	Amendments to 1997 Non-Employee Director Stock Option Plan.
10(n)	14	Form of Stock Option Cancellation Agreement
10(o)	15	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	16	Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(q)	16	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	16	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	16	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(t)	16	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

6	Exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-107686) incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein.

8	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on February 4, 2005 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on December 23, 2005 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on March 16, 2005 and incorporated by reference herein.

12	Exhibit filed with the Company’s 2005 Proxy Statement filed on April 15, 2005 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005 incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.