Form 10-Q
period 2008-03-31
SAGA COMMUNICATIONS INC
filed 2008-05-12
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 2, 2008 was 17,570,177 and 2,390,338, respectively.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$7,702	$13,343
Accounts receivable, net	20,611	23,449
Prepaid expenses and other current assets	4,802	4,590

Total current assets	33,115	41,382
Property and equipment	155,503	153,504
Less accumulated depreciation	79,145	77,287

Net property and equipment	76,358	76,217
Other assets:
Broadcast licenses, net	167,203	163,102
Goodwill, net	54,968	49,661
Other intangibles, deferred costs and investments, net	6,811	7,282

Total other assets	228,982	220,045

	$338,455	$337,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,339	$3,017
Payroll and payroll taxes	5,789	7,722
Other accrued expenses	3,862	4,848
Barter transactions	2,226	1,720
Current portion of long-term debt	1,061	—

Total current liabilities	14,277	17,307
Deferred income taxes	37,231	36,829
Long-term debt	133,350	129,911
Other liabilities	4,429	4,521
Stockholders’ equity
Common stock	214	213
Additional paid-in capital	51,034	50,600
Retained earnings	113,047	112,137
Treasury stock	(15,127)	(13,874)

Total stockholders’ equity	149,168	149,076

	$338,455	$337,644

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Net operating revenue	$31,532	$31,883
Station operating expenses	25,421	25,995
Corporate general and administrative	2,552	2,316

Operating income	3,559	3,572
Other expenses, net:
Interest expense	1,995	2,297
Other expense, net	20	35

Income before income tax	1,544	1,240
Income tax provision	634	500

Net income	$910	$740

Earnings per share
Basic	$.05	$.04

Diluted	$.05	$.04

Weighted average common shares	20,078	20,221

Weighted average common and common equivalent shares	20,087	20,242

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Cash provided by operating activities	$4,042	$4,268
Cash flows from investing activities:
Acquisition of property and equipment	(2,046)	(2,414)
Increase in intangibles and other assets	—	(2,018)
Acquisition of stations	(10,729)	(925)
Other investing activities	33	10

Net cash used in investing activities	(12,742)	(5,347)
Cash flows from financing activities:
Proceeds from long-term debt	5,500	—
Payments on long-term debt	(1,000)	(2,000)
Purchase of shares held in treasury	(1,399)	(126)
Other financing activities	(42)	—

Net cash provided by (used in) financing activities	3,059	(2,126)
Net decrease in cash and cash equivalents	(5,641)	(3,205)
Cash and cash equivalents, beginning of period	13,343	10,799

Cash and cash equivalents, end of period	$7,702	$7,594

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.

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

Time Brokerage Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Income.

Nonmonetary Asset Exchanges

In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and put into service in each of our markets we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. No markets were transitioned during the first quarter of 2008 or 2007. All markets must be transitioned to digital by February 2009.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The provisions of SFAS 159 were effective as of January 1, 2008. We did not elect the fair value option under this standard upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Companies were required to apply the recognition and disclosure provision of SFAS 157 for financial assets and financial liabilities effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2 that delayed by one year, the effective date of SFAS 157 for the majority of nonfinancial assets and nonfinancial liabilities. We adopted the provisions of SFAS 157 effective January 1, 2008 for certain assets which were not included in FSP FAS 157-2, which did not have a material impact or effect on our consolidated financial position, results of operations and cash flows. We do not expect the adoption of the deferred portion of SFAS 157 to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 requires that for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. We adopted EITF No. 06-4 effective January 1, 2008, which did not have a material impact or effect on our consolidated financial position, results of operations and cash flows.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

3.	Intangible Assets and Goodwill

Under SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests which are conducted annually, or more frequent if impairment indicators arise.

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

Separate intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. Other intangibles are amortized over one to eleven years.

4.	Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2008:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)

Balance, January 1, 2007	18,892	2,396
Exercised options	43	—
Conversion of shares	8	(8)
Issuance of restricted stock	36	5
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2007	18,977	2,393
Exercised options	19	—
Conversion of shares	3	(3)

Balance, March 31, 2008	18,999	2,390

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2008, we have repurchased 2,146,323 shares of our Class A Common Stock for approximately $27,651,000.

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

2008 Acquisitions

On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,463,000 of which approximately $9,354,000 was paid in 2008 and $109,000 was paid in prior years.

On January 31, 2008, in connection with the 2006 acquisition of one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000, we paid the seller $1,350,000, which had been recorded as a note payable at December 31, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

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

On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would have required us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions

The following unaudited condensed consolidated balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2008 and 2007 acquisitions at their respective acquisition dates. We paid approximately $10,729,000 and $925,000 in connection with acquisitions during the three months ended March 31, 2008 and 2007, respectively.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions

	Acquisitions in
	2008	2007
	(In thousands)

Assets Acquired:
Current assets	$—	$130
Property and equipment	56	931
Other assets:
Broadcast licenses-Radio segment	5,450	12,210
Goodwill-Radio segment	5,307	834
Other intangibles, deferred costs and investments	—	46

Total other assets	10,757	13,090

Total assets acquired	10,813	14,151

Liabilities Assumed:
Current liabilities	84	3,853

Total liabilities assumed	84	3,853

Net assets acquired	$10,729	$10,298

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended March 31, 2008 and 2007 assume the 2008 and 2007 acquisitions occurred as of January 1, 2007. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)

Consolidated Results of Operations:
Net operating revenue	$31,532	$32,193
Station operating expense	25,421	26,284
Corporate general and administrative	2,552	2,316

Operating income	3,559	3,593
Interest expense	1,995	2,297
Other expense (income), net	20	35
Income taxes	634	509

Net income	$910	$752

Basic earnings per share	$.05	$.04

Diluted earnings per share	$.05	$.04

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$27,381	$28,203
Station operating expense	21,913	22,802

Operating income	$5,468	$5,401

	Three Months Ended
	March 31,
	2008	2007

Television Broadcasting Segment
Net operating revenue	$4,151	$3,990
Station operating expense	3,508	3,482

Operating income	$643	$508

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2008:
Net operating revenue	$27,381	$4,151	$—	$31,532
Station operating expense	21,913	3,508	—	25,421
Corporate general and administrative	—	—	2,552	2,552

Operating income (loss)	$5,468	$643	$(2,552)	$3,559

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2007:
Net operating revenue	$28,203	$3,990	$—	$32,193
Station operating expense	22,802	3,482	—	26,284
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,401	$508	$(2,316)	$3,593

6.	Stock Based Compensation

The Company accounts for stock-based awards under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of approximately $253,000 and $197,000 was recognized for the three months ended March 31, 2008 and 2007, respectively, and is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2008 and 2007 were approximately $104,000 and $81,000, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on the earlier of the issuance of 1,562,500 shares pursuant to the ESPP or December 31, 2008. Approximately 8,275 and 6,228 shares were purchased under the ESPP during the three months ended March 31, 2008 and 2007, respectively. Our ESPP is deemed compensatory under the provisions of FAS 123R.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

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

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2008:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at December 31, 2007	2,682,752	$12.81	4.4	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	2,682,752	$12.81	4.1	$—

Exercisable at March 31, 2008	2,132,834	$13.50	3.1	$—

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2008:

		Weighted Average
		Grant Date Fair
	Number of Options	Value

Non-vested at December 31, 2007	738,263	$5.09
Granted	—	—
Vested	(188,345)	5.23
Forfeited/canceled	—	—

Non-vested at March 31, 2008	549,918	$5.04

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	164,072	$10.24
Granted	—	—
Vested	(41,843)	10.55
Forfeited	—	—

Non-vested and outstanding at March 31, 2008	122,229	$10.13

For the three months ended March 31, 2008 and 2007, we had approximately $113,000 and $89,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.

1997 Non-Employee Director Stock Option Plan

In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) pursuant to which our directors who are not our employees were eligible to receive options. Options granted under the Directors Plan were non-qualified stock options, were immediately vested and become exercisable at the written election of the director. The options expire on the earlier of (i) 10 years from the date of grant or (ii) the March 16th following the calendar year in which they first become exercisable. This plan expired on May 12, 2007.

Effective January 1, 2007, each director who is not an employee shall receive cash for his or her services as a director.

The following summarizes the stock option transactions for the Directors Plan for the three months ended March 31, 2008:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value

Outstanding at December 31, 2007	23,080	$0.009	$135,726
Granted	—	—
Exercised	(18,945)	0.009

Outstanding and exercisable at March 31, 2008	4,135	$0.009	$23,120

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

7.	Long-Term Debt

Long term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Credit Agreement:
Reducing revolver facility	$133,350	$128,850
Secured debt of affiliate	1,061	1,061

	134,411	129,911
Amounts payable within one year	1,061	—

	$133,350	$129,911

Our Credit Agreement is a $193,750,000 reducing revolving line of credit maturing on July 29, 2012. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments that were in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $60,400,000 of unused borrowing capacity under the Credit Agreement at March 31, 2008.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2008:
Net operating revenue	$27,381	$4,151	$—	$31,532
Station operating expense	21,913	3,508	—	25,421
Corporate general and administrative	—	—	2,552	2,552

Operating income (loss)	$5,468	$643	$(2,552)	$3,559

Depreciation and amortization	$1,562	$395	$53	$2,010

Total assets	$294,777	$31,582	$12,096	$338,455

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2007:
Net operating revenue	$27,893	$3,990	$—	$31,883
Station operating expense	22,513	3,482	—	25,995
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,380	$508	$(2,316)	$3,572

Depreciation and amortization	$1,506	$389	$47	$1,942

Total assets	$272,197	$31,401	$14,966	$318,564

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are therefore, reflected only in our discussion of consolidated results.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Most of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2008 and 2007, approximately 86% and 87%, respectively, of our gross radio segment revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

Our net operating revenue, station operating expense and operating income varies from market to market based upon the market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries including commissions, depreciation, programming expenses, and advertising and promotion expenses.

Similar to the fluctuations in the current general economic climate, radio revenue growth has been declining or stagnant over the last several years primarily in major markets that are dependent on national advertising. We believe this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players.) These new technologies and media are gaining advertising share against radio and other traditional media. Conversely, radio revenue in the small to mid markets has been trending upward in recent months.

We have begun several initiatives to offset the declines. We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and are adding online components including streaming our stations over the internet and on-demand options. We are seeing solid development potential in this area and believe that revenues from interactive will continue to increase.

We also continue the rollout of HD Radiotm. HD Radio utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market. It is unclear what impact HD Radio will have on the industry and our revenue as the availability of HD receivers, particularly in automobiles, is not widely available.

During the three months ended March 31, 2008 and 2007 and the years ended December 31, 2007 and 2006, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 78%, 88%, 60% and 64%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

A significant decline in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a significant decline in our net revenue, for the three months ended March 31, 2008 as compared to the corresponding period of 2007, of 23% and 18%, respectively and the related operating income in our radio stations at these markets. Additionally, we are experiencing ratings softness in these markets which has also affected revenue. We do not expect any significant improvements in the Columbus and Norfolk markets in the foreseeable future.

The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income for		Operating
	the Three		Income for
	Months		the Years
	Ended		Ended
	March 31,		December 31,
	2008	2007	2007	2006

Market:
Columbus, Ohio	2%	13%	7%	10%
Manchester, New Hampshire	27%	19%	15%	14%
Milwaukee, Wisconsin	47%	48%	31%	30%
Norfolk, Virginia	2%	8%	7%	10%

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

During the three months ended March 31, 2008 and 2007 and the years ended December 31, 2007 and 2006, the radio stations in our four largest markets when combined, represented approximately 38%, 44%, 40% and 45%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Station		Consolidated
	Operating		Station
	Income (*)		Operating
	for the Three		Income (*)
	Months		for the Years
	Ended		Ended
	March 31,		December 31,
	2008	2007	2007	2006

Market:
Columbus, Ohio	2%	7%	6%	8%
Manchester, New Hampshire	12%	9%	10%	9%
Milwaukee, Wisconsin	22%	23%	20%	21%
Norfolk, Virginia	2%	5%	4%	7%

*	Operating income plus corporate general and administrative, depreciation and amortization

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

Our net operating revenue, station operating expense and operating income vary from market to market based upon the market’s rank or size which is based upon population, available television advertising revenue in that particular market, and the popularity of programming being broadcast.

Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rates a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming through locally produced news, sports and weather and as a result of syndication and network affiliation agreements, local market competition, the ability of television broadcasting to reach a mass appeal market compared to other advertising media, and signal strength including cable/satellite coverage, and government regulation and policies.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2008 and 2007, approximately 82% and 83%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 16%, 12%, 9% and 9%, respectively, of our consolidated operating income for the three months ended March 31, 2008 and 2007 and the years ended December 31, 2007 and 2006.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2008 and 2007.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)

Net operating revenue	$31,532	$31,883	$(351)	(1.1)%
Station operating expense	25,421	25,995	(574)	(2.2)%
Corporate G&A	2,552	2,316	236	10.2%

Operating income	3,559	3,572	(13)	(.4)%
Interest expense	1,995	2,297	(302)	(13.1)%
Other expense (income), net	20	35	(15)	N/M
Income taxes	634	500	134	26.8%

Net income	$910	$740	$170	23.0%

Earnings per share (basic and diluted)	$.05	$.04	$.01	25.0%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$27,381	$27,893	$(512)	(1.8)%
Station operating expense	21,913	22,513	(600)	(2.7)%

Operating income	$5,468	$5,380	$88	1.6%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)

Net operating revenue	$4,151	$3,990	$161	4.0%
Station operating expense	3,508	3,482	26	0.8%

Operating income	$643	$508	$135	26.6%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2008:
Net operating revenue	$27,381	$4,151	$—	$31,532
Station operating expense	21,913	3,508	—	25,421
Corporate general and administrative	—	—	2,552	2,552

Operating income (loss)	$5,468	$643	$(2,552)	$3,559

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Three Months Ended March 31, 2007:
Net operating revenue	$27,893	$3,990	$—	$31,883
Station operating expense	22,513	3,482	—	25,995
Corporate general and administrative	—	—	2,316	2,316

Operating income (loss)	$5,380	$508	$(2,316)	$3,572

Consolidated

For the three months ended March 31, 2008, consolidated net operating revenue was $31,532,000 compared with $31,883,000 for the three months ended March 31, 2007, a decline of approximately $351,000 or 1%. We had a decrease of approximately $650,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $299,000 attributable to stations we did not own and operate for the entire comparable period. Although same station gross national revenue and gross political revenue increased approximately $150,000 and $600,000, respectively, in the current quarter, this increase was offset by a decrease in gross local revenue of approximately $1,400,000. The increase in political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries and congressional, senatorial and local races as well. We expect political revenue for 2008 to continue to trend upward for the year. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (18%) and Columbus (23%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future.

Station operating expense was $25,421,000 for the three months ended March 31, 2008, compared with $25,995,000 for the three months ended March 31, 2007, a decrease of approximately $574,000 or 2%. Approximately $802,000 of the decrease was attributable to stations we owned and operated for the entire comparable period, offset by an increase of $228,000 from those stations that we did not own or operate for the comparable period in 2007. The decrease in same station operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue.

Operating income for the three months ended March 31, 2008 was $3,559,000 compared to $3,572,000 for the three months ended March 31, 2007, a decrease of approximately $13,000, or less than 1%. The decrease was the result of lower station operating expense described in detail above, offset by reduced net operating revenue and a $236,000 or 10% increase in corporate general and administrative charges, primarily attributable to an increase in officers’ life insurance expense of $115,000, an increase in stock based compensation expense of $80,000 and an increase in interactive media related expenses of $70,000. The increase in officer’s life insurance expense was attributable to a decline in the cash surrender value of the life insurance policies. The increase in stock based compensation was the result of stock options and restricted stock granted in May of 2007 for which there was no expense in the first quarter of 2007.

We generated net income of approximately $910,000 ($.05 per share on a fully diluted basis) during the three months ended March 31, 2008, compared with $740,000 ($.04 per share on a fully diluted basis) for the three months ended March 31, 2007, an increase of approximately $170,000 or 23%. The increase was primarily the result of reduced interest expense of $302,000, offset by higher income tax expense of $134,000. The decrease in interest expense was attributable to an average reduction in market interest rates of 0.85%. The increase in income tax expense was directly attributable to operating performance.

Radio Segment

For the three months ended March 31, 2008, net operating revenue of the radio segment was $27,381,000 compared with $27,893,000 for the three months ended March 31, 2007, a decrease of $512,000 or 2%. During 2008 we had an increase in net operating revenue of approximately $299,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $811,000 in revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross local revenue decreases of approximately $1,320,000, partially offset by an increase in same station gross political revenue of $400,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (18%) and Columbus (23%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. The increase in political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries and congressional, senatorial and local races as well. We expect political revenue for 2008 to continue to trend upward for the year.

Station operating expense for the radio segment was $21,913,000 for the three months ended March 31, 2008, compared with $22,513,000 for the three months ended March 31, 2007, a decrease of approximately $600,000 or 3%. The decrease resulted from a decrease of $828,000 in same station operating expense, offset by an increase of $228,000 from the operation of radio stations that we did not own or operate for the comparable period in 2007. The decrease in radio same station operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue.

Operating income in the radio segment for the three months ended March 31, 2008 was $5,468,000 compared to $5,380,000 for the three months ended March 31, 2007, an increase of approximately $88,000 or 2%. The increase was attributable to stations we did not own and operate for the entire comparable period.

Television Segment

For the three months ended March 31, 2008, net operating revenue of our television segment was $4,151,000 compared with $3,990,000 for the three months ended March 31, 2007, an increase of $161,000 or 4%. The improvement in net operating revenue was attributable to an increase in gross political revenue of $179,000 as compared to the prior year period. The increase in political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries and congressional, senatorial and local races as well. We expect political revenue for 2008 to continue to trend upward for the year.

Station operating expense in the television segment for the three months ended March 31, 2008 was $3,508,000, compared with $3,482,000 for the three months ended March 31, 2007, an increase of approximately $26,000 or 1%.

Operating income in the television segment for the three months ended March 31, 2008 was $643,000 compared to $508,000 for the three months ended March 31, 2007, an increase of approximately $135,000 or 27%. The increase was primarily the result of higher political revenue.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see “Forward Looking Statements” and “Risk Factors” in our Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of March 31, 2008, we had $134,411,000 of long-term debt (including the current portion thereof) outstanding and approximately $60,400,000 of unused borrowing capacity under our Credit Agreement.

The Credit Agreement is a $193,750,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On March 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments that was in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

Sources and Uses of Cash

During the three months ended March 31, 2008 and 2007, we had net cash flows from operating activities of $4,042,000 and $4,268,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement.

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

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2008, we have repurchased 2,146,323 shares of our Class A Common Stock for approximately $27,651,000. Approximately 239,113 shares were repurchased during the three months ended March 31, 2008 for $1,399,000.

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

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2008 were approximately $2,046,000 ($2,414,000 in 2007). We anticipate capital expenditures in 2008 to be approximately $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our annual report on Form 10-K for the year ended December 31, 2007.

There have been no material changes to such contracts/commitments during the three months ended March 31, 2008. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2007.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2008. All shares repurchased during the quarter were repurchased in block purchases, open market transactions on the New York Stock Exchange and 16,129 shares were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)

January 1 — January 31, 2008	2,319	$5.888	2,319	$33,734,570
February 1 — February 29, 2008	78,137	$5.980	78,137	$33,267,295
March 1 — March 31, 2008	158,657	$5.788	158,657	$32,348,987

Total	239,113	$5.852	239,113	$32,348,987

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000.

Item 6.	Exhibits

4(d)	Amendment No. 1, dated as of May 24, 2005, under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(e)	Amendment No. 2, dated as of May 16, 2006 under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC

Date: May 12, 2008	/s/ SAMUEL D. BUSH Samuel D. Bush Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 12, 2008	/s/ CATHERINE A. BOBINSKI Catherine A. Bobinski Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)