Form 10-Q
period 2008-06-30
SAGA COMMUNICATIONS INC
filed 2008-08-08
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11588
Saga Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3042953 (I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan (Address of principal executive offices)	48236 (Zip Code)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 1, 2008 was 17,278,940 and 2,402,338, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,179	$13,343
Accounts receivable, net	24,136	23,449
Prepaid expenses and other current assets	5,256	4,590

Total current assets	39,571	41,382
Property and equipment	156,836	153,504
Less accumulated depreciation	80,990	77,287

Net property and equipment	75,846	76,217
Other assets:
Broadcast licenses, net	167,203	163,102
Goodwill, net	54,974	49,661
Other intangibles, deferred costs and investments, net	6,798	7,282

Total other assets	228,975	220,045

	$344,392	$337,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,280	$3,017
Payroll and payroll taxes	7,193	7,722
Other accrued expenses	4,513	4,848
Barter transactions	2,588	1,720
Current portion of long-term debt	1,061	—

Total current liabilities	16,635	17,307
Deferred income taxes	38,755	36,829
Long-term debt	133,350	129,911
Other liabilities	4,271	4,521
Stockholders’ equity
Common stock	215	213
Additional paid-in capital	51,343	50,600
Retained earnings	116,464	112,137
Treasury stock	(16,641)	(13,874)

Total stockholders’ equity	151,381	149,076

	$344,392	$337,644

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$37,342	$38,421	$68,874	$70,304
Station operating expenses	27,246	27,016	52,667	53,011
Corporate general and administrative	2,574	2,606	5,126	4,922
Gain on asset exchange	(224)	—	(224)	—

Operating income	7,746	8,799	11,305	12,371
Other expenses, net:
Interest expense	1,876	2,281	3,871	4,578
Other expense, net	7	47	27	82

Income before income tax	5,863	6,471	7,407	7,711
Income tax provision	2,403	2,661	3,037	3,161

Net income	$3,460	$3,810	$4,370	$4,550

Earnings per share
Basic	$.17	$.19	$.22	$.23

Diluted	$.17	$.19	$.22	$.23

Weighted average common shares	19,800	20,083	19,931	20,066

Weighted average common and common equivalent shares	19,803	20,113	19,937	20,101

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$9,839	$9,233
Cash flows from investing activities:
Acquisition of property and equipment	(3,525)	(4,563)
Increase in intangibles and other assets	(170)	(282)
Acquisition of stations	(10,734)	(2,941)
Other investing activities	1	26

Net cash used in investing activities	(14,428)	(7,760)
Cash flows from financing activities:
Proceeds from long-term debt	5,500	—
Payments on long-term debt	(1,000)	(4,000)
Purchase of shares held in treasury	(3,033)	(126)
Other financing activities	(42)	190

Net cash provided by (used in) financing activities	1,425	(3,936)

Net decrease in cash and cash equivalents	(3,164)	(2,463)
Cash and cash equivalents, beginning of period	13,343	10,799

Cash and cash equivalents, end of period	$10,179	$8,336

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007. Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. In accordance with FASB 154, “Accounting Changes and Error Corrections,” this change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $115,000 and decrease basic and diluted earnings per share by $.01 for the three and six months ended June 30, 2008.
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
     Time Brokerage Agreements
     We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Income.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Nonmonetary Asset Exchanges
     In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. See Note 8, Gain on Asset Exchange.
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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2008:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2007	18,892	2,396
Exercised options	43	—
Conversion of shares	8	(8)
Issuance of restricted stock	36	5
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2007	18,977	2,393
Exercised options	19	—
Conversion of shares	3	(3)
Issuance of restricted stock	93	12
Forfeiture of restricted stock	(1)	—

Balance, June 30, 2008	19,091	2,402

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2008, we have repurchased 2,443,572 shares of our Class A Common Stock for approximately $29,285,000.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
5. Acquisitions
     We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The unaudited condensed consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions
     The following unaudited condensed consolidated balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2008 and 2007 acquisitions at their respective acquisition dates. We paid approximately $10,734,000, $2,941,000 and $10,298,000 in connection with acquisitions during the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007, respectively.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions

	Acquisitions in
	2008	2007
	(In thousands)

Assets Acquired:
Current assets	$—	$130
Property and equipment	56	931
Other assets:
Broadcast licenses-Radio segment	5,450	12,210
Goodwill-Radio segment	5,312	834
Other intangibles, deferred costs and investments	—	46

Total other assets	10,762	13,090

Total assets acquired	10,818	14,151

Liabilities Assumed:
Current liabilities	84	3,853

Total liabilities assumed	84	3,853

Net assets acquired	$10,734	$10,298

     Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
     The following unaudited pro forma results of our operations for the six months ended June 30, 2008 and 2007 assume the 2008 and 2007 acquisitions occurred as of January 1, 2007. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Consolidated Results of Operations
Net operating revenue	$37,342	$38,752	$68,874	$70,945
Station operating expense	27,246	27,284	52,667	53,568
Corporate general and administrative	2,574	2,606	5,126	4,922
Gain on asset exchange	(224)	—	(224)	—

Operating income	7,746	8,862	11,305	12,455
Interest expense	1,876	2,281	3,871	4,578
Other expense, net	7	47	27	82
Income taxes	2,403	2,686	3,037	3,195

Net income	$3,460	$3,848	$4,370	$4,600

Basic earnings per share	$.17	$.19	$.22	$.23

Diluted earnings per share	$.17	$.19	$.22	$.23

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$32,629	$34,174	$60,010	$62,377
Station operating expense	23,398	23,723	45,311	46,525

Operating income	$9,231	$10,451	$14,699	$15,852

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$4,713	$4,578	$8,864	$8,568
Station operating expense	3,848	3,561	7,356	7,043
Gain on asset exchange	(224)	—	(224)	—

Operating income	$1,089	$1,017	$1,732	$1,525

     Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2008:
Net operating revenue	$32,629	$4,713	$—	$37,342
Station operating expense	23,398	3,848	—	27,246
Corporate general and administrative	—	—	2,574	2,574
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$9,231	$1,089	$(2,574)	$7,746

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2007:
Net operating revenue	$34,174	$4,578	$—	$38,752
Station operating expense	23,723	3,561	—	27,284
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,451	$1,017	$(2,606)	$8,862

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2008:
Net operating revenue	$60,010	$8,864	$—	$68,874
Station operating expense	45,311	7,356	—	52,667
Corporate general and administrative	—	—	5,126	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$14,699	$1,732	$(5,126)	$11,305

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2007:
Net operating revenue	$62,377	$8,568	$—	$70,945
Station operating expense	46,525	7,043	—	53,568
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,852	$1,525	$(4,922)	$12,455

6. Stock Based Compensation
     The Company accounts for stock-based awards under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of approximately $242,000 and $495,000, respectively, and related tax benefits of $99,000 and $203,000, respectively, was recognized for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the Company recognized compensation expense of approximately $227,000 and $424,000, respectively, and related tax benefits of $93,000 and $174,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.
      Employee Stock Purchase Plan
     We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on December 31, 2008. Approximately 14,919 and 10,791 shares were purchased under the ESPP during the six months ended June 30, 2008 and 2007, respectively. Our ESPP is deemed compensatory under the provisions of FAS 123R.
      2005 Incentive Compensation Plan
     The 2005 Incentive Compensation Plan (the “2005 Plan”) replaced our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2008:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at December 31, 2007	2,682,752	$12.81	4.4	$—
Granted	—	—
Exercised	—	—
Forfeited	(4,817)	10.00

Outstanding at June 30, 2008	2,677,935	$12.81	3.8	$—

Exercisable at June 30, 2008	2,132,834	$13.50	2.8	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2008:

		Weighted Average
		Grant Date Fair
	Number of Options	Value
Non-vested at December 31, 2007	738,263	$5.09
Granted	—	—
Vested	(188,345)	5.23
Forfeited/canceled	(4,817)	4.96

Non-vested at June 30, 2008	545,101	$5.04

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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the restricted stock transactions for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	164,072	$10.24
Granted	105,300	5.99
Vested	(41,843)	10.55
Forfeited	(1,071)	10.00

Non-vested and outstanding at June 30, 2008	226,458	$8.21

     For the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007, we had approximately $112,000, $225,000, $102,000 and $191,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
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
     Effective January 1, 2007, each director who is not an employee shall receive cash for his or her services as a director.
     The following summarizes the stock option transactions for the Directors Plan for the six months ended June 30, 2008:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at December 31, 2007	23,080	$0.009	$135,726
Granted	—	—
Exercised	(18,945)	0.009

Outstanding and exercisable at June 30, 2008	4,135	$0.009	$20,681

7. Long-Term Debt
     Long term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Credit Agreement:
Reducing revolver facility	$133,350	$128,850
Secured debt of affiliate	1,061	1,061

	134,411	129,911
Amounts payable within one year	1,061	—

	$133,350	$129,911

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Our Credit Agreement is a $187,500,000 reducing revolving line of credit maturing on July 29, 2012. On each of March 31, 2008 and June 30, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments that were in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $54,150,000 of unused borrowing capacity under the Credit Agreement at June 30, 2008.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.
8. Gain on Asset Exchange
     In 2006, the FCC granted to Nextel the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. We have agreed to accept the substitute equipment that Nextel will provide and in turn we must relinquish our existing equipment to Nextel. This arrangement is accounted for as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions,” as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets.”
     The equipment we receive under this arrangement is recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. For the three and six months ended June 30, 2008, we recognized a gain of approximately $224,000 from the exchange of this equipment.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2008:
Net operating revenue	$32,629	$4,713	$—	$37,342
Station operating expense	23,398	3,848	—	27,246
Corporate general and administrative	—	—	2,574	2,574
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$9,231	$1,089	$(2,574)	$7,746

Depreciation and amortization	$1,591	$605	$53	$2,249

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2007:
Net operating revenue	$33,843	$4,578	$—	$38,421
Station operating expense	23,455	3,561	—	27,016
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,388	$1,017	$(2,606)	$8,799

Depreciation and amortization	$1,539	$400	$51	$1,990

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2008:
Net operating revenue	$60,010	$8,864	$—	$68,874
Station operating expense	45,311	7,356	—	52,667
Corporate general and administrative	—	—	5,126	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$14,699	$1,732	$(5,126)	$11,305

Depreciation and amortization	$3,153	$1,000	$106	$4,259

Total assets	$298,472	$32,136	$13,784	$344,392

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2007:
Net operating revenue	$61,736	$8,568	$—	$70,304
Station operating expense	45,968	7,043	—	53,011
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,768	$1,525	$(4,922)	$12,371

Depreciation and amortization	$3,045	$789	$98	$3,932

Total assets	$280,308	$31,612	$13,748	$325,668

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
     Most advertising contracts are short-term, and generally run only for a few weeks. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2008 and 2007, approximately 86% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
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
     Similar to the fluctuations in the current general economic climate, radio revenue growth has been declining or stagnant over the last several years primarily in major markets that are dependent on national advertising. We believe that this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players). These new technologies and media are gaining advertising share against radio and other traditional media. Conversely, radio revenue in the small to mid markets has been trending upward in recent months.
     We have begun several initiatives to offset the declines. We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and are adding online components including streaming our stations over the Internet and on-demand options. We are seeing development potential in this area and believe that revenues from our interactive initiatives will continue to increase.
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
     During the six months ended June 30, 2008 and 2007 and the years ended December 31, 2007 and 2006, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 62%, 65%, 60% and 64%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     A significant decline in the total available radio advertising dollars in the Columbus, Ohio and Norfolk, Virginia markets has resulted in a significant decline in our net operating revenue of 19% and 18%, respectively, for the six months ended June 30, 2008 as compared to the corresponding period of 2007. This decline in net operating revenue has directly affected the operating income of our radio stations at these markets. Additionally, we have experienced historical ratings softness in these markets which has also affected revenue. While we have seen recent increases in ratings, we do not expect any significant improvements in revenue in the Columbus and Norfolk markets in the foreseeable future.

     The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Operating		Consolidated
	Income for		Operating
	the Six		Income for
	Months		the Years
	Ended		Ended
	June 30,		December 31,
	2008	2007	2007	2006
Market:
Columbus, Ohio	4%	11%	7%	10%
Manchester, New Hampshire	18%	14%	15%	14%
Milwaukee, Wisconsin	37%	34%	31%	30%
Norfolk, Virginia	3%	6%	7%	10%
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
     During the six months ended June 30, 2008 and 2007 and the years ended December 31, 2007 and 2006, the radio stations in our four largest markets when combined, represented approximately 37%, 41%, 40% and 45%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated		Percentage of
	Station		Consolidated
	Operating		Station
	Income (*)		Operating
	for the Six		Income (*)
	Months		for the Years
	Ended		Ended
	June 30,		December 31,
	2008	2007	2007	2006
Market:
Columbus, Ohio	4%	7%	6%	8%
Manchester, New Hampshire	10%	9%	10%	9%
Milwaukee, Wisconsin	21%	21%	20%	21%
Norfolk, Virginia	2%	4%	4%	7%

*	Operating income plus corporate general and administrative, depreciation and amortization.
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2008 and 2007, approximately 80% and 81%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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
     Our television market in Joplin, Missouri represented approximately 13%, 10%, 9% and 9%, respectively, of our consolidated operating income for the six months ended June 30, 2008 and 2007 and the years ended December 31, 2007 and 2006.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Results of Operations
     The following tables summarize our results of operations for the three months ended June 30, 2008 and 2007.
Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$37,342	$38,421	$(1,079)	(2.8)%
Station operating expense	27,246	27,016	230	0.9%
Corporate G&A	2,574	2,606	(32)	(1.2)%
Gain on asset exchange	(224)	—	224	N/M

Operating income	7,746	8,799	(1,053)	(12.0)%
Interest expense	1,876	2,281	(405)	(17.8)%
Other expense, net	7	47	(40)	N/M
Income taxes	2,403	2,661	(258)	(9.7)%

Net income	$3,460	$3,810	$(350)	(9.2)%

Earnings per share (basic and diluted)	$.17	$.19	$(.02)	(10.5)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$32,629	$33,843	$(1,214)	(3.6)%
Station operating expense	23,398	23,455	(57)	(0.2)%

Operating income	$9,231	$10,388	$(1,157)	(11.1)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,713	$4,578	$135	3.0%
Station operating expense	3,848	3,561	287	8.1%
Gain on asset exchange	(224)	—	224	N/M

Operating income	$1,089	$1,017	$72	7.1%

N/M = Not Meaningful

      Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2008:
Net operating revenue	$32,629	$4,713	$—	$37,342
Station operating expense	23,398	3,848	—	27,246
Corporate general and administrative	—	—	2,574	2,574
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$9,231	$1,089	$(2,574)	$7,746

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2007:
Net operating revenue	$33,843	$4,578	$—	$38,421
Station operating expense	23,455	3,561	—	27,016
Corporate general and administrative	—	—	2,606	2,606

Operating income (loss)	$10,388	$1,017	$(2,606)	$8,799

     Consolidated
     For the three months ended June 30, 2008, consolidated net operating revenue was $37,342,000 compared with $38,421,000 for the three months ended June 30, 2007, a decline of approximately $1,079,000 or 3%. We had a decrease of approximately $1,452,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $373,000 attributable to stations we did not own and operate for the entire comparable period. In the current quarter we had a decrease in same station gross local revenue of approximately $1,700,000, primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (20%) and Columbus (17%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future.
     Station operating expense was $27,246,000 for the three months ended June 30, 2008, compared with $27,016,000 for the three months ended June 30, 2007, an increase of $230,000 or 1%. Approximately $255,000 of the increase was from stations that we did not own or operate for the comparable period in 2007. Same station operating expense decreased primarily as a result of lower selling and commission expense directly attributable to the decline in revenue. This was offset by an increase in depreciation expense as a result of a change in estimated useful lives of television analog equipment.
     Operating income for the three months ended June 30, 2008 was $7,746,000 compared to $8,799,000 for the three months ended June 30, 2007, a decrease of approximately $1,053,000, or 12%. The decrease was the result of a decline in net operating revenue and increased station operating expense described in detail above, partially offset by a $224,000 gain from the exchange of assets in our Television Segment (see Footnote 8.).
     We generated net income of approximately $3,460,000 ($.17 per share on a fully diluted basis) during the three months ended June 30, 2008, compared with $3,810,000 ($.19 per share on a fully diluted basis) for the three months ended June 30, 2007, a decrease of approximately $350,000 or 9%. The decrease was primarily the result of a decline in operating income of $1,053,000, offset by reduced interest expense of $405,000, and lower income tax expense of $258,000. The decrease in interest expense was attributable to an average reduction in market interest rates of approximately 1%. The decrease in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the three months ended June 30, 2008, net operating revenue of the radio segment was $32,629,000 compared with $33,843,000 for the three months ended June 30, 2007, a decrease of $1,214,000 or 4%. During 2008 we had an increase in net operating revenue of approximately $373,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $1,587,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross local revenue decreases of approximately $1,600,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (20%) and Columbus (17%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future.
     Station operating expense for the radio segment was relatively unchanged for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Same station operating expense decreased $312,000 from the prior year quarter, while the operation of radio stations that we did not own or operate for the comparable period in 2007 increased $255,000. The decrease in same station radio operating expense was the result of a decline in selling and commission expense directly attributable to the decrease in revenue.
     Operating income in the radio segment decreased $1,157,000 or 11%, to $9,231,000 for the three months ended June 30, 2008 from $10,388,000 for the three months ended June 30, 2007. The decrease was primarily the result of lower net operating revenue as described in detail above.
     Television Segment
     For the three months ended June 30, 2008, net operating revenue of our television segment was $4,713,000 compared with $4,578,000 for the three months ended June 30, 2007, an increase of $135,000 or 3%. The improvement in net operating revenue was attributable to an increase in gross political revenue of $160,000 as compared to the prior year period. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries as well as congressional, senatorial and local races. We expect gross political revenue for 2008 to continue to trend upward for the year.
     Station operating expense in the television segment for the three months ended June 30, 2008 was $3,848,000, compared with $3,561,000 for the three months ended June 30, 2007, an increase of approximately $287,000 or 8%. This increase is primarily attributed to an increase in depreciation expense in the current quarter as a result of a change in the estimated useful life of television analog equipment.
     Operating income in the television segment for the three months ended June 30, 2008 was $1,089,000 compared to $1,017,000 for the three months ended June 30, 2007, an increase of approximately $72,000 or 7%. The increase was primarily the result of an increase in gross political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the increase in operating income for the quarter is a $224,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following tables summarize our results of operations for the six months ended June 30, 2008 and 2007.
Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$68,874	$70,304	$(1,430)	(2.0)%
Station operating expense	52,667	53,011	(344)	(0.7)%
Corporate G&A	5,126	4,922	204	4.2%
Gain on asset exchange	(224)	—	224	N/M

Operating income	11,305	12,371	(1,066)	(8.6)%
Interest expense	3,871	4,578	(707)	(15.4)%
Other expense, net	27	82	(55)	N/M
Income taxes	3,037	3,161	(124)	(3.9)%

Net income	$4,370	$4,550	$(180)	(4.0)%

Earnings per share (basic and diluted)	$.22	$.23	$(.01)	(4.4)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$60,010	$61,736	$(1,726)	(2.8)%
Station operating expense	45,311	45,968	(657)	(1.4)%

Operating income	$14,699	$15,768	$(1,069)	(6.8)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$8,864	$8,568	$296	3.5%
Station operating expense	7,356	7,043	313	4.5%
Gain on asset exchange	(224)	—	224	N/M

Operating income	$1,732	$1,525	$207	13.6%

N/M = Not meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2008:
Net operating revenue	$60,010	$8,864	$—	$68,874
Station operating expense	45,311	7,356	—	52,667
Corporate general and administrative	—	—	5,126	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$14,699	$1,732	$(5,126)	$11,305

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2007:
Net operating revenue	$61,736	$8,568	$—	$70,304
Station operating expense	45,968	7,043	—	53,011
Corporate general and administrative	—	—	4,922	4,922

Operating income (loss)	$15,768	$1,525	$(4,922)	$12,371

     Consolidated
     For the six months ended June 30, 2008, consolidated net operating revenue was $68,874,000 compared with $70,304,000 for the six months ended June 30, 2007, a decline of approximately $1,430,000 or 2%. We had a decrease of approximately $2,102,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $672,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and gross political revenue increased approximately $200,000 and $650,000, respectively, in the current year. These increases were offset by decreases in gross local revenue of approximately $3,095,000. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries as well as congressional, senatorial and local races. We expect gross political revenue for 2008 to continue to trend upward for the year. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (21%) and Columbus (19%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future.
     Station operating expense was $52,667,000 for the six months ended June 30, 2008, compared with $53,011,000 for the six months ended June 30, 2007, a decrease of approximately $344,000 or 1%. Approximately $827,000 of the decrease was attributable to stations we owned and operated for the entire comparable period, offset by an increase of $483,000 from those stations that we did not own or operate for the comparable period in 2007. The decrease in same station operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue. These decreases were partially offset by an increase in depreciation expense as a result of a change in estimated useful lives of television analog equipment.
     Operating income for the six months ended June 30, 2008 was $11,305,000 compared to $12,371,000 for the six months ended June 30, 2007, a decrease of approximately $1,066,000, or 9%. The decrease was the result of lower station operating expense, offset by reduced net operating revenue described in detail above, a $204,000 or 4% increase in corporate general and administrative charges and a $224,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation. The increase in corporate general and administrative charges is primarily attributable to an increase in officers’ life insurance expense of $184,000 that is attributable to a decline in the cash surrender value of the life insurance policies.

     We generated net income of approximately $4,370,000 ($.22 per share on a fully diluted basis) during the six months ended June 30, 2008, compared with $4,550,000 ($.23 per share on a fully diluted basis) for the six months ended June 30, 2007, a decrease of approximately $180,000 or 4%. The decrease was primarily the result of lower operating income as discussed above, offset by decreases in interest expense and income tax expense of $707,000 and $124,000, respectively. The decrease in interest expense was attributable to an average reduction in market interest rates of 0.99%. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the six months ended June 30, 2008, net operating revenue of the radio segment was $60,010,000 compared with $61,736,000 for the six months ended June 30, 2007, a decrease of $1,726,000 or 3%. During 2008 we had an increase in net operating revenue of approximately $672,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $2,398,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross local revenue decreases of approximately $3,000,000, partially offset by an increase in same station gross political revenue of $300,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (21%) and Columbus (19%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. The increase in political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries as well as congressional, senatorial and local races. We expect gross political revenue for 2008 to continue to trend upward for the year.
     Station operating expense for the radio segment was $45,311,000 for the six months ended June 30, 2008, compared with $45,968,000 for the six months ended June 30, 2007, a decrease of approximately $657,000 or 1%. The decrease resulted from a decrease of $1,140,000 in same station operating expense, offset by an increase of $483,000 from the operation of radio stations that we did not own or operate for the comparable period in 2007. The decrease in same station radio operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue.
     Operating income in the radio segment for the six months ended June 30, 2008 was $14,699,000 compared to $15,768,000 for the six months ended June 30, 2007, a decrease of approximately $1,069,000 or 7%. The decrease was attributable to lower same station net operating revenue as discussed above.
     Television Segment
     For the six months ended June 30, 2008, net operating revenue of our television segment was $8,864,000 compared with $8,568,000 for the six months ended June 30, 2007, an increase of $296,000 or 4%. The improvement in net operating revenue was attributable to an increase in gross political revenue of $339,000 as compared to the prior year period. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential race’s early primaries as well as congressional, senatorial and local races. We expect gross political revenue for 2008 to continue to trend upward for the year.
     Station operating expense in the television segment for the six months ended June 30, 2008 was $7,356,000, compared with $7,043,000 for the six months ended June 30, 2007, an increase of approximately $313,000 or 5%. This increase is primarily attributed to an increase in depreciation expense in the second quarter as a result of a change in the estimated useful life of television analog equipment.
     Operating income in the television segment for the six months ended June 30, 2008 was $1,732,000 compared to $1,525,000 for the six months ended June 30, 2007, an increase of approximately $200,000 or 14%. The increase was primarily the result of higher political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the increase in operating income for the quarter is a $224,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation in our Victoria, TX market. We expect to record additional gains of $600,000 to $700,000 in our other TV markets as these exchanges occur, starting next quarter and ending in the third quarter 2009.

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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see “Forward-Looking Statements” and “Risk Factors” in our Form 10-K for the year ended December 31, 2007.
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of June 30, 2008, we had $134,411,000 of long-term debt (including the current portion thereof) outstanding and approximately $54,150,000 of unused borrowing capacity under our Credit Agreement.
     The Credit Agreement is a $187,500,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
     The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On each of March 31, 2008 and June 30, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments that was in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

     Sources and Uses of Cash
     During the six months ended June 30, 2008 and 2007, we had net cash flows from operating activities of $9,839,000 and $9,233,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2008, we have repurchased 2,443,572 shares of our Class A Common Stock for approximately $29,285,000. Approximately 536,362 shares were repurchased during the six months ended June 30, 2008 for $3,033,000.
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
     Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2008 were approximately $3,525,000 ($4,563,000 in 2007). We anticipate capital expenditures in 2008 to be approximately $9,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
     Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007.
     There have been no material changes to such contracts/commitments during the six months ended June 30, 2008. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.
     Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2008. All shares repurchased during the quarter were repurchased in block purchases and open market transactions on the New York Stock Exchange.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
April 1 — April 30, 2008	105,406	$5.880	105,406	$31,729,193
May 1 — May 31, 2008	101,177	$5.210	101,177	$31,202,038
June 1 — June 30, 2008	90,666	$5.374	90,666	$30,714,831

Total	297,249	$5.498	297,249	$30,714,831

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on May 12, 2008.
     At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
     (1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Against
Clarke Brown*	12,163,738	3,132,765
Gary Stevens*	12,082,510	3,213,993
Donald Alt	36,057,297	3,142,586
Brian Brady	36,033,223	3,196,660
Edward K. Christian	33,214,178	5,985,705
Jonathan Firestone	35,993,246	3,206,637
Robert Maccini	35,579,979	3,619,904

*	Elected by the holders of Class A Common Stock.
     (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2008 was approved with 39,106,204 votes cast for, 93,652 votes cast against and 27 abstentions.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: August 8, 2008	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2008	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)