Form 10-Q
period 2008-09-30
SAGA COMMUNICATIONS INC
filed 2008-11-10
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
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
Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 3, 2008 was 14,451,582 and 2,402,338, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$7,997	$13,343
Accounts receivable, net	22,269	23,449
Prepaid expenses and other current assets	5,176	4,590

Total current assets	35,442	41,382
Property and equipment	156,680	153,504
Less accumulated depreciation	82,791	77,287

Net property and equipment	73,889	76,217
Other assets:
Broadcast licenses, net	169,001	163,102
Goodwill, net	54,976	49,661
Other intangibles, deferred costs and investments, net	6,507	7,282

Total other assets	230,484	220,045

	$339,815	$337,644

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,486	$3,017
Payroll and payroll taxes	6,562	7,722
Other accrued expenses	4,708	4,848
Barter transactions	2,314	1,720
Current portion of long-term debt	1,061	—

Total current liabilities	16,131	17,307
Deferred income taxes	40,395	36,829
Long-term debt	133,350	129,911
Other liabilities	3,873	4,521
Stockholders’ equity
Common stock	215	213
Additional paid-in capital	51,681	50,600
Retained earnings	119,508	112,137
Treasury stock	(25,338)	(13,874)

Total stockholders’ equity	146,066	149,076

	$339,815	$337,644

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$36,192	$36,218	$105,066	$106,522
Station operating expenses	26,588	25,975	79,255	78,986
Corporate general and administrative	2,485	2,272	7,611	7,194
Gain on asset exchange	(282)	—	(506)	—

Operating income	7,401	7,971	18,706	20,342
Other expenses, net:
Interest expense	1,889	2,283	5,760	6,861
Other expense, net	—	60	27	142

Income before income tax	5,512	5,628	12,919	13,339
Income tax provision	2,415	2,307	5,452	5,468

Net income	$3,097	$3,321	$7,467	$7,871

Earnings per share
Basic	$.16	$.17	$.38	$.39

Diluted	$.16	$.17	$.38	$.39

Weighted average common shares	18,940	20,112	19,593	20,082

Weighted average common and common equivalent shares	18,952	20,126	19,607	20,111

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Cash provided by operating activities	$18,185	$16,955
Cash flows from investing activities:
Acquisition of property and equipment	(5,134)	(6,180)
Increase in intangibles and other assets	(112)	(542)
Acquisition of stations	(10,944)	(6,761)
Other investing activities	11	27

Net cash used in investing activities	(16,179)	(13,456)
Cash flows from financing activities:
Proceeds from long-term debt	5,500	—
Payments on long-term debt	(1,000)	(4,000)
Purchase of shares held in treasury	(11,810)	(126)
Other financing activities	(42)	190

Net cash used in financing activities	(7,352)	(3,936)

Net decrease in cash and cash equivalents	(5,346)	(437)
Cash and cash equivalents, beginning of period	13,343	10,799

Cash and cash equivalents, end of period	$7,997	$10,362

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007. Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. In accordance with FASB 154, “Accounting Changes and Error Corrections,” this change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $122,000 and $237,000, respectively, and decrease basic and diluted earnings per share by $.01 for the three and nine months ended September 30, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 151” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of January 1, 2009 for the Company). We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.
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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2008:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2007	18,892	2,396
Exercised options	43	—
Conversion of shares	8	(8)
Issuance of restricted stock	36	5
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2007	18,977	2,393
Exercised options	19	—
Conversion of shares	3	(3)
Issuance of restricted stock	93	12
Forfeiture of restricted stock	(12)	—

Balance, September 30, 2008	19,080	2,402

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2008, we have repurchased 3,991,966 shares of our Class A Common Stock for approximately $38,062,000.

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
     2008 Acquisitions
     On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $205,000 in cash and a tower, antenna and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions
     The following unaudited condensed consolidated balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2008 and 2007 acquisitions at their respective acquisition dates. We paid approximately $10,944,000, $6,761,000 and $10,298,000 in connection with acquisitions during the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007, respectively.
Saga Communications, Inc.
Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions

	Acquisitions in
	2008	2007
	(In thousands)
Assets Acquired:
Current assets	$—	$130
Property and equipment	56	931
Other assets:
Broadcast licenses-Radio segment	5,658	12,210
Goodwill-Radio segment	5,314	834
Other intangibles, deferred costs and investments	—	46

Total other assets	10,972	13,090

Total assets acquired	11,028	14,151

Liabilities Assumed:
Current liabilities	84	3,853

Total liabilities assumed	84	3,853

Net assets acquired	$10,944	$10,298

     Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)
     The following unaudited pro forma results of our operations for the nine months ended September 30, 2008 and 2007 assume the 2008 and 2007 acquisitions occurred as of January 1, 2007. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Consolidated Results of Operations
Net operating revenue	$36,192	$36,500	$105,066	$107,445
Station operating expense	26,588	26,239	79,255	79,807
Corporate general and administrative	2,485	2,272	7,611	7,194
Gain on asset exchange	(282)	—	(506)	—

Operating income	7,401	7,989	18,706	20,444
Interest expense	1,889	2,283	5,760	6,861
Other expense, net	—	60	27	142
Income taxes	2,415	2,315	5,452	5,510

Net income	$3,097	$3,331	$7,467	$7,931

Basic earnings per share	$.16	$.17	$.38	$.39

Diluted earnings per share	$.16	$.17	$.38	$.39

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$31,306	$32,186	$91,316	$94,563
Station operating expense	22,717	22,756	68,028	69,281

Operating income	$8,589	$9,430	$23,288	$25,282

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Television Broadcasting Segment
Net operating revenue	$4,886	$4,314	$13,750	$12,882
Station operating expense	3,871	3,483	11,227	10,526
Gain on asset exchange	(282)	—	(506)	—

Operating income	$1,297	$831	$3,029	$2,356

     Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2008:
Net operating revenue	$31,306	$4,886	$—	$36,192
Station operating expense	22,717	3,871	—	26,588
Corporate general and administrative	—	—	2,485	2,485
Gain on asset exchange	—	(282)	—	(282)

Operating income (loss)	$8,589	$1,297	$(2,485)	$7,401

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2007:
Net operating revenue	$32,186	$4,314	$—	$36,500
Station operating expense	22,756	3,483	—	26,239
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,430	$831	$(2,272)	$7,989

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2008:
Net operating revenue	$91,316	$13,750	$—	$105,066
Station operating expense	68,028	11,227	—	79,255
Corporate general and administrative	—	—	7,611	7,611
Gain on asset exchange	—	(506)	—	(506)

Operating income (loss)	$23,288	$3,029	$(7,611)	$18,706

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2007:
Net operating revenue	$94,563	$12,882	$—	$107,445
Station operating expense	69,281	10,526	—	79,807
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,282	$2,356	$(7,194)	$20,444

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Stock Based Compensation
     The Company accounts for stock-based awards under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of approximately $202,000 and $698,000, respectively, and related tax benefits of $85,000 and $294,000, respectively, was recognized for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company recognized compensation expense of approximately $259,000 and $684,000, respectively, and related tax benefits of $106,000 and $280,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.
     Employee Stock Purchase Plan
     We have an employee stock purchase plan (ESPP) for all eligible employees. Each quarter, an eligible employee may elect to withhold up to 10 percent of his or her compensation, up to a maximum of $5,000, to purchase shares of our stock at a price equal to 85% of the fair value of the stock as of the last day of such quarter. The ESPP will terminate on December 31, 2008. Approximately 19,387 and 15,425 shares were purchased under the ESPP during the nine months ended September 30, 2008 and 2007, respectively. Our ESPP is deemed compensatory under the provisions of FAS 123R.
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
     The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2008:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at December 31, 2007	2,682,752	$12.81	4.4	$—
Granted	—	—
Exercised	—	—
Expired	(714,568)	10.58
Forfeited	(44,790)	10.29

Outstanding at September 30, 2008	1,923,394	$13.70	4.7	$—

Exercisable at September 30, 2008	1,418,266	$14.97	3.6	$—

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2008:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at December 31, 2007	738,263	$5.09
Granted	—	—
Vested	(188,345)	5.23
Forfeited/canceled	(44,790)	5.11

Non-vested at September 30, 2008	505,128	$5.03

     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

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
     The following summarizes the restricted stock transactions for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	164,072	$10.24
Granted	105,300	5.99
Vested	(41,843)	10.55
Forfeited	(12,957)	9.29

Non-vested and outstanding at September 30, 2008	214,572	$8.15

     For the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, we had approximately $136,000, $361,000, $116,000 and $307,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
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
     Effective January 1, 2007, each director who is not an employee receives cash for his services as a director.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the Directors Plan for the nine months ended September 30, 2008:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at December 31, 2007	23,080	$0.009	$135,726
Granted	—	—
Exercised	(18,945)	0.009

Outstanding and exercisable at September 30, 2008	4,135	$0.009	$23,534

7. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Credit Agreement:
Reducing revolver facility	$133,350	$128,850
Secured debt of affiliate	1,061	1,061

	134,411	129,911
Amounts payable within one year	1,061	—

	$133,350	$129,911

     Our Credit Agreement is a $181,250,000 reducing revolving line of credit maturing on July 29, 2012. On each of March 31, 2008, June 30, 2008 and September 30, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the total Revolving Commitments that were in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $47,900,000 of unused borrowing capacity under the Credit Agreement at September 30, 2008.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.
     On October 29, 2008, subsequent to the date of this report, we borrowed an additional $5,000,000 under our credit agreement to fund purchases of our Class A Common Stock under the Stock Buy-Back Program and for general working capital purposes.

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
     The equipment we receive under this arrangement is recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. For the three and nine months ended September 30, 2008, we recognized gains of approximately $282,000 and $506,000, respectively, from the exchange of this equipment.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2008:
Net operating revenue	$31,306	$4,886	$—	$36,192
Station operating expense	22,717	3,871	—	26,588
Corporate general and administrative	—	—	2,485	2,485
Gain on asset exchange	—	(282)	—	(282)

Operating income (loss)	$8,589	$1,297	$(2,485)	$7,401

Depreciation and amortization	$1,618	$620	$54	$2,292

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2007:
Net operating revenue	$31,904	$4,314	$—	$36,218
Station operating expense	22,492	3,483	—	25,975
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,412	$831	$(2,272)	$7,971

Depreciation and amortization	$1,608	$405	$48	$2,061

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2008:
Net operating revenue	$91,316	$13,750	$—	$105,066
Station operating expense	68,028	11,227	—	79,255
Corporate general and administrative	—	—	7,611	7,611
Gain on asset exchange	—	(506)	—	(506)

Operating income (loss)	$23,288	$3,029	$(7,611)	$18,706

Depreciation and amortization	$4,771	$1,620	$160	$6,551

Total assets	$295,422	$32,447	$11,946	$339,815

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2007:
Net operating revenue	$93,640	$12,882	$—	$106,522
Station operating expense	68,460	10,526	—	78,986
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,180	$2,356	$(7,194)	$20,342

Depreciation and amortization	$4,653	$1,194	$146	$5,993

Total assets	$283,604	$32,043	$15,288	$330,935

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
     Most advertising contracts are short-term, and generally run only for a few weeks. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2008 and 2007, approximately 86% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage an independent advertising sales representative firm that specializes in national sales for each of our broadcast markets.
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
     Similar to the fluctuations in the current general economic climate, radio revenue growth has been declining or stagnant over the last several years primarily in major markets that are dependent on national advertising. We believe that this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players). These new technologies and media are gaining advertising share against radio and other traditional media. Conversely, radio revenue in the small to mid markets had been trending upward in recent months, however revenue for the fourth quarter 2008 and first quarter 2009 is currently trending significantly down due to the significant slowdown in the general economy.
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
     We also continue the rollout of HD Radio™. HD Radio utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market. It is unclear what impact HD Radio will have on the industry and our revenue as the availability of HD receivers, particularly in automobiles, is not widely available.
     During the nine months ended September 30, 2008 and 2007 and the years ended December 31, 2007 and 2006, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 61%, 62%, 60% and 64%, respectively, of our consolidated operating income. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     A significant decline in the total available radio advertising dollars in the Columbus, Ohio (11%) and Norfolk, Virginia (20%) markets has resulted in a significant decline in our net operating revenue for the nine months ended September 30, 2008 as compared to the corresponding period of 2007. This decline in net operating revenue has directly affected the operating income of our radio stations in these markets. Additionally, we have experienced historical ratings softness in these markets which has also affected revenue. While we have seen recent increases in ratings, and revenue in the Columbus market for the quarter ended September 30, 2008 was up 9% over the quarter ended September 30, 2007, primarily due to an increase in political revenue, we do not expect any significant improvements in revenue in the Columbus and Norfolk markets in the foreseeable future.

     The following tables describe the percentage of our consolidated operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Operating Income for		Operating Income for
	the Nine Months Ended		the Years Ended
	September 30,		December 31,
	2008	2007	2007	2006
Market:
Columbus, Ohio	6%	8%	7%	10%
Manchester, New Hampshire	18%	14%	15%	14%
Milwaukee, Wisconsin	35%	33%	31%	30%
Norfolk, Virginia	2%	7%	7%	10%
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
     During the nine months ended September 30, 2008 and 2007 and the years ended December 31, 2007 and 2006, the radio stations in our four largest markets when combined, represented approximately 38%, 41%, 40% and 45%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2008	2007	2007	2006
Market:
Columbus, Ohio	4%	6%	6%	8%
Manchester, New Hampshire	11%	9%	10%	9%
Milwaukee, Wisconsin	21%	21%	20%	21%
Norfolk, Virginia	2%	5%	4%	7%

*	Operating income plus corporate general and administrative, depreciation and amortization.
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2008 and 2007, approximately 81% and 80%, respectively, of our gross television revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year however, we have had a significant increase in revenue due to political advertising for 2008, which will continue through the fourth quarter 2008. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.
     The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.
     Our television market in Joplin, Missouri represented approximately 13%, 9%, 9% and 9%, respectively, of our consolidated operating income for the nine months ended September 30, 2008 and 2007 and the years ended December 31, 2007 and 2006.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Results of Operations
     The following tables summarize our results of operations for the three months ended September 30, 2008 and 2007.
Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$36,192	$36,218	$(26)	(.1)%
Station operating expense	26,588	25,975	613	2.4%
Corporate G&A	2,485	2,272	213	9.4%
Gain on asset exchange	(282)	—	282	N/M

Operating income	7,401	7,971	(570)	(7.2)%
Interest expense	1,889	2,283	(394)	(17.3)%
Other expense, net	—	60	(60)	N/M
Income taxes	2,415	2,307	108	(4.7)%

Net income	$3,097	$3,321	$(224)	(6.7)%

Earnings per share (basic and diluted)	$.16	$.17	$(.01)	(5.9)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$31,306	$31,904	$(598)	(1.9)%
Station operating expense	22,717	22,492	225	1.0%

Operating income	$8,589	$9,412	$(823)	(8.7)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,886	$4,314	$572	13.3%
Station operating expense	3,871	3,483	388	11.1%
Gain on asset exchange	(282)	—	282	N/M

Operating income	$1,297	$831	$466	56.1%

N/M = Not Meaningful
     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2008:
Net operating revenue	$31,306	$4,886	$—	$36,192
Station operating expense	22,717	3,871	—	26,588
Corporate general and administrative	—	—	2,485	2,485
Gain on asset exchange	—	(282)	—	(282)

Operating income (loss)	$8,589	$1,297	$(2,485)	$7,401

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2007:
Net operating revenue	$31,904	$4,314	$—	$36,218
Station operating expense	22,492	3,483	—	25,975
Corporate general and administrative	—	—	2,272	2,272

Operating income (loss)	$9,412	$831	$(2,272)	$7,971

     Consolidated
     Consolidated net operating revenue was relatively unchanged for the three months ended September 30, 2008 compared with the three months ended September 30, 2007. We had a decrease of approximately $301,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $275,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $850,000 and $1,200,000, respectively, while same station gross political revenues increased approximately $1,700,000. The decrease in both gross local and national revenue was primarily the result of the significant decline in revenue of our radio stations in the Norfolk, VA (24%) market due to the significant decline in radio advertising spending in this market. We do not expect any significant improvements in the Norfolk market in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $26,588,000 for the three months ended September 30, 2008, compared with $25,975,000 for the three months ended September 30, 2007, an increase of $613,000 or 2%. Approximately $229,000 of the increase was from stations that we did not own or operate for the comparable period in 2007. Same station operating expense increased $384,000 from the prior year quarter. The increase in same station operating expense primarily resulted from increased depreciation expense as a result of a change in estimated useful lives of television analog equipment.
     Operating income for the three months ended September 30, 2008 was $7,401,000 compared to $7,971,000 for the three months ended September 30, 2007, a decrease of approximately $570,000, or 7%. The decrease was the result of an increase in station operating expense, described in detail above, and a $213,000 or 9% increase in corporate general and administrative charges, partially offset by a $282,000 gain from the exchange of assets in our Television Segment. The increase in corporate general and administrative charges is primarily attributable to an increase in officers’ life insurance expense that is attributable to a decline in the cash surrender value of the life insurance policies, and an increase in expense related to launching our Interactive Media department.
     We generated net income of approximately $3,097,000 ($.16 per share on a fully diluted basis) during the three months ended September 30, 2008, compared with $3,321,000 ($.17 per share on a fully diluted basis) for the three months ended September 30, 2007, a decrease of approximately $224,000 or 7%. The decrease was primarily the result of a decline in operating income of $570,000 and increased income tax expense of $108,000, offset by reduced interest expense of $394,000. The decrease in interest expense was attributable to an average reduction in market interest rates of approximately 1%. The increase in income tax expense was attributable to an increase in nondeductible expenses.

     Radio Segment
     For the three months ended September 30, 2008, net operating revenue of the radio segment was $31,306,000 compared with $31,904,000 for the three months ended September 30, 2007, a decrease of $598,000 or 2%. During the current quarter we had an increase in net operating revenue of approximately $275,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $873,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $1,300,000 and $900,000, respectively, while same station gross political revenues increased approximately $1,100,000 in the current year period. The decrease in both gross local and national revenue was primarily the result of the significant decline in revenue of our radio stations in the Norfolk, VA (20%) market due to the significant decline in radio advertising spending in this market. We do not expect any significant improvements in the Norfolk market in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $22,717,000 for the three months ended September 30, 2008, compared with $22,492,000 for the three months ended September 30, 2007, an increase of approximately $225,000 or 1%. Station operating expense of radio stations that we owned or operated for the comparable period in 2007 (“same station”) was relatively unchanged for the three months ended September 30, 2008. During the current quarter we had an increase in station operating expense of approximately $229,000 attributable to stations we did not own and operate for the entire comparable period.
     Operating income in the radio segment decreased $823,000 or 9%, to $8,589,000 for the three months ended September 30, 2008 from $9,412,000 for the three months ended September 30, 2007. The decrease was primarily the result of lower same station net operating revenue as described in detail above.
     Television Segment
     For the three months ended September 30, 2008, net operating revenue of our television segment was $4,886,000 compared with $4,314,000 for the three months ended September 30, 2007, an increase of $572,000 or 13%. The improvement in net operating revenue was the result of an increase in gross political revenue of $582,000 as compared to the prior year period. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the three months ended September 30, 2008 was $3,871,000, compared with $3,483,000 for the three months ended September 30, 2007, an increase of approximately $388,000 or 11%. This increase is primarily attributed to an increase in depreciation expense in the current quarter as a result of a change in the estimated useful life of television analog equipment.
     Operating income in the television segment for the three months ended September 30, 2008 was $1,297,000 compared to $831,000 for the three months ended September 30, 2007, an increase of approximately $466,000 or 56%. The increase was primarily the result of an increase in gross political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the increase in operating income for the quarter is a $282,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation.

     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following tables summarize our results of operations for the nine months ended September 30, 2008 and 2007.
Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$105,066	$106,522	$(1,456)	(1.4)%
Station operating expense	79,255	78,986	269	0.3%
Corporate G&A	7,611	7,194	417	5.8%
Gain on asset exchange	(506)	—	506	N/M

Operating income	18,706	20,342	(1,636)	(8.0)%
Interest expense	5,760	6,861	(1,101)	(16.1)%
Other expense, net	27	142	(115)	N/M
Income taxes	5,452	5,468	(16)	(0.3)%

Net income	$7,467	$7,871	$(404)	(5.1)%

Earnings per share (basic and diluted)	$.38	$.39	$(.01)	(2.6)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$91,316	$93,640	$(2,324)	(2.5)%
Station operating expense	68,028	68,460	(432)	(0.6)%

Operating income	$23,288	$25,180	$(1,892)	(7.5)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$13,750	$12,882	$868	6.7%
Station operating expense	11,227	10,526	701	6.7%
Gain on asset exchange	(506)	—	506	N/M

Operating income	$3,029	$2,356	$673	28.6%

N/M	= Not meaningful
     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2008:
Net operating revenue	$91,316	$13,750	$—	$105,066
Station operating expense	68,028	11,227	—	79,255
Corporate general and administrative	—	—	7,611	7,611
Gain on asset exchange	—	(506)	—	(506)

Operating income (loss)	$23,288	$3,029	$(7,611)	$18,706

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2007:
Net operating revenue	$93,640	$12,882	$—	$106,522
Station operating expense	68,460	10,526	—	78,986
Corporate general and administrative	—	—	7,194	7,194

Operating income (loss)	$25,180	$2,356	$(7,194)	$20,342

     Consolidated
     For the nine months ended September 30, 2008, consolidated net operating revenue was $105,066,000 compared with $106,522,000 for the nine months ended September 30, 2007, a decline of approximately $1,456,000 or 1%. We had a decrease of approximately $2,411,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $955,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and gross local revenue decreased approximately $650,000 and $4,300,000, respectively, in the current year. These decreases were offset by an increase in gross political revenue of approximately $2,300,000. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (25%) and Columbus (12%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general.
     Station operating expense was $79,255,000 for the nine months ended September 30, 2008, compared with $78,986,000 for the nine months ended September 30, 2007, an increase of approximately $269,000 or less than 1%. We had a decrease in station operating expense of approximately $452,000 attributable to stations we owned and operated for the entire comparable period, offset by an increase of approximately $721,000 from those stations that we did not own or operate for the comparable period in 2007. The decrease in same station operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue. These decreases were partially offset by an increase in depreciation expense as a result of a change in estimated useful lives of television analog equipment.
     Operating income for the nine months ended September 30, 2008 was $18,706,000 compared to $20,342,000 for the nine months ended September 30, 2007, a decrease of approximately $1,636,000, or 8%. The decrease was the result of slightly higher station operating expense and reduced net operating revenue described in detail above, a $417,000 or 6% increase in corporate general and administrative charges partially offset by a $506,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation. The increase in corporate general and administrative charges is primarily attributable to an increase in officers’ life insurance expense that is attributable to a decline in the cash surrender value of the life insurance policies, and an increase in expense related to launching our Interactive Media department.
     We generated net income of approximately $7,467,000 ($.38 per share on a fully diluted basis) during the nine months ended September 30, 2008, compared with $7,871,000 ($.39 per share on a fully diluted basis) for the nine months ended September 30, 2007, a decrease of approximately $404,000 or 5%. The decrease was primarily the result of lower operating income as discussed above, offset by decreases in interest expense of $1,101,000. The decrease in interest expense was attributable to an average reduction in market interest rates of 1%.

     Radio Segment
     For the nine months ended September 30, 2008, net operating revenue of the radio segment was $91,316,000 compared with $93,640,000 for the nine months ended September 30, 2007, a decrease of $2,324,000 or 3%. During 2008 we had an increase in net operating revenue of approximately $955,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $3,279,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross national revenue and same station gross local revenue decreases of approximately $800,000 and $4,200,000, respectively, partially offset by an increase in same station gross political revenue of $1,400,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (25%) and Columbus (12%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general, which we expect to continue into the first quarter of 2009. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $68,028,000 for the nine months ended September 30, 2008, compared with $68,460,000 for the nine months ended September 30, 2007, a decrease of approximately $432,000 or 1%. The decrease resulted from a decrease of $1,153,000 in same station operating expense, offset by an increase of $721,000 from the operation of radio stations that we did not own or operate for the comparable period in 2007. The decrease in same station radio operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue.
     Operating income in the radio segment for the nine months ended September 30, 2008 was $23,288,000 compared to $25,180,000 for the nine months ended September 30, 2007, a decrease of approximately $1,892,000 or 8%. The decrease was attributable to lower same station net operating revenue as discussed above.
     Television Segment
     For the nine months ended September 30, 2008, net operating revenue of our television segment was $13,750,000 compared with $12,882,000 for the nine months ended September 30, 2007, an increase of $868,000 or 7%. The improvement in net operating revenue was attributable to an increase in gross political revenue of approximately $900,000 as compared to the prior year period. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the nine months ended September 30, 2008 was $11,227,000 compared with $10,526,000 for the nine months ended September 30, 2007, an increase of approximately $701,000 or 7%. This increase is primarily attributed to an increase in depreciation expense as a result of a change in the estimated useful life of television analog equipment.
     Operating income in the television segment for the nine months ended September 30, 2008 was $3,029,000 compared to $2,356,000 for the nine months ended September 30, 2007, an increase of approximately $673,000 or 29%. The increase was primarily the result of higher political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the increase in operating income for the nine months are gains of $506,000 from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation in our Victoria, TX and Greenville, MS markets. We expect to record additional gains of $300,000 to $400,000 in the third quarter of 2009 as these asset exchanges occur in our Joplin, MO television market.

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
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of September 30, 2008, we had $134,411,000 of long-term debt (including the current portion thereof) outstanding and approximately $47,900,000 of unused borrowing capacity under our Credit Agreement.
     The Credit Agreement is a $181,250,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
     The Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures, permitted acquisition and related transaction expenses and permitted stock buybacks. On each of March 31, 2008, June 30, 2008 and September 30, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 3.125% to 12.5% of the original total Revolving Commitments of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; and (vi) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement. The Credit Agreement allows for the payment of dividends provided certain requirements are met.

     Sources and Uses of Cash
     During the nine months ended September 30, 2008 and 2007, we had net cash flows from operating activities of $18,185,000 and $16,955,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     The following acquisitions in 2008 were financed through funds generated from operations and additional borrowings of $5,500,000 under our credit agreement:
•	On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $205,000 in cash and a tower, antenna and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station.

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,463,000 of which approximately $9,354,000 was paid in 2008 and $109,000 was paid in prior years.

•	On January 31, 2008, in connection with the 2006 acquisition of one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000, we paid the seller $1,350,000, which had been recorded as a note payable at December 31, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.
     We continue to actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties.
     In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2008, we have repurchased 3,991,966 shares of our Class A Common Stock for approximately $38,062,000. Approximately 2,085,000 shares were repurchased during the nine months ended September 30, 2008 for $11,810,000. From October 1, 2008 through November 6, 2008 we have acquired another 1,504,714 shares for $7,364,448.
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
     On October 29, 2008, subsequent to the date of this report, we borrowed an additional $5,000,000 under our credit agreement to fund purchases of our Class A Common Stock under the Stock Buy-Back Program and for general working capital purposes.
     Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2008 were approximately $5,134,000 ($6,180,000 in 2007). We anticipate capital expenditures in 2008 to be approximately $8,000,000 (reduced for our previous estimate of $9,000,000), which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

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
     There have been no material changes to such contracts/commitments during the nine months ended September 30, 2008. We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Agreement, or a combination thereof.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2008. All shares repurchased during the quarter were repurchased in block purchases and open market transactions on the New York Stock Exchange.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
July 1 — July 31, 2008	201,663	$5.812	201,663	$29,542,700
August 1 — August 31, 2008	1,226,793	$5.638	1,226,793	$22,625,710
September 1 — September 30, 2008	119,938	$5.736	119,938	$21,937,759

Total	1,548,394	$5.669	1,548,394	$21,937,759

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000.
Item 6. Exhibits
4(f)	Assignment and Acceptance dated as of September 29, 2008, under the Credit Agreement dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, formerly The Bank of New York, as Administrative Agent.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: November 10, 2008	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2008	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)