Form 10-K
period 2008-12-31
SAGA COMMUNICATIONS INC
filed 2009-03-31
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Registrant’s telephone number, including area code:
(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	NYSE Amex

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2008 on the NYSE Amex: $87,034,983.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 27, 2009 was 3,664,104 and 599,614, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.
2008 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of December 31, 2008 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

Recent Developments

•	On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $242,000 in cash and a tower, antenna and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station for a broadcast license.

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,463,000 of which approximately $9,354,000 was paid in 2008 and $109,000 was paid in prior years.

•	On January 31, 2008, in connection with the 2006 acquisition of one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000, we paid the seller $1,350,000, which had been recorded as a note payable at December 31, 2007. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

For additional information with respect to these acquisitions and disposals, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Business

As of February 28, 2009, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2009:

		2008	2008		Fall 2008
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

FM:
WSNY	Columbus, OH	32	37	Adult Contemporary	3		Women 25-54
WODB	Columbus, OH	32	37	Oldies	7	(e)	Adults 45-64
WJZA	Columbus, OH	32	37	Smooth Jazz	17	(e)	Adults 35-54
WVMX	Columbus, OH	32	37	Hot Adult Contemporary	N/R		Women 25-44
WKLH	Milwaukee, WI	35	36	Classic Rock	4		Men 35-54
WHQG	Milwaukee, WI	35	36	Rock	3		Men 25-44
WJMR-FM	Milwaukee, WI	35	36	Urban Adult Contemporary	2		Women 25-54
WJZX	Milwaukee, WI	35	36	Smooth Jazz	19		Adults 35-54+
WNOR	Norfolk, VA	40	41	Rock	4		Men 18-49
WAFX	Norfolk, VA	40	41	Classic Rock	3		Men 35-54
KSTZ	Des Moines, IA	71	91	Hot Adult Contemporary	2		Women 25-44
KIOA	Des Moines, IA	71	91	Oldies	2		Adults 45-64
KAZR	Des Moines, IA	71	91	Rock	1		Men 18-34
KLTI	Des Moines, IA	71	91	Soft Adult Contemporary	2		Women 35-54
WMGX	Portland, ME	97	167	Hot Adult Contemporary	4	(e)	Women 25-54
WYNZ	Portland, ME	97	167	Classic Hits	3		Adults 45-64
WPOR	Portland, ME	97	167	Country	9	(e)	Adults 35-64
WCLZ	Portland, ME	97	167	Adult Album Alternative	10		Adults 25-54
WAQY	Springfield, MA	113	86	Classic Rock	1		Men 35-54
WLZX	Springfield, MA	113	86	Rock	3		Men 18-34
WRSI	Northampton, MA	113	86	Progressive	22	(e)(d)	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Progressive	22	(e)(d)	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	N/R		Women 25-54+
WPVQ	Greenfield, MA	N/A	N/A	Country	N/R		Adults 25-54
WZID	Manchester, NH	111	190	Adult Contemporary	1		Adults 25-54
WMLL	Manchester, NH	111	190	Classic Rock	5	(e)	Men 35-54
WLRW	Champaign, IL	168	225	Hot Adult Contemporary	N/S		Women 25-44
WIXY	Champaign, IL	168	225	Country	N/S		Adults 25-54
WCFF	Champaign, IL	168	225	Variety Hits	N/S		Adults 35-54
WXTT	Champaign, IL	168	225	Rock	N/S		Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Hits	N/R		Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	N/R		Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	N/R		Women 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	N/R		Adults 25-54
WOXL	Asheville, NC	165	160	Adult Contemporary	N/S		Women 25-54
WTMT	Asheville, NC	165	160	Rock	N/S		Men 18-49
WNAX	Sioux City IA	206	277	Country	N/S		Adults 35+
WWWV	Charlottesville, VA	204	233	Rock	N/S		Men 25-54

(footnotes follow tables)

		2008	2008		Fall 2008
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)		Demographics

WQMZ	Charlottesville, VA	204	233	Adult Contemporary	N/S		Women 25-54
WCNR	Charlottesville, VA	204	233	Adult Album Alternative	N/S		Adults 18-49
KEGI	Jonesboro, AR	256	294	Classic Rock	3	(e)(f)	Men 25-54
KDXY	Jonesboro, AR	256	294	Country	1	(e)(f)	Adults 25-54
KJBX	Jonesboro, AR	256	294	Adult Contemporary	1	(e)(f)	Women 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	231	211	Hot Adult Contemporary	N/S		Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	231	211	Country	N/S		Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	231	211	Rock	N/S		Men 18-34
WEGI	Clarksville, TN — Hopkinsville, KY	231	211	Classic Hits	N/S		Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	N/R		Men 35-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	N/R		Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	N/R		Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	N/R		Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	N/R		Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	N/R		Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	N/R		Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	N/R		Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	N/R		Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	N/R		Men 25-54
WIII	Ithaca, NY	284	285	Rock	N/S		Men 25-54
WQNY	Ithaca, NY	284	285	Country	N/S		Adults 25-54+
WYXL	Ithaca, NY	284	285	Adult Contemporary	N/S		Women 25-54
AM:
WJYI	Milwaukee, WI	35	36	Contemporary Christian	N/R		Adults 18+
WJOI	Norfolk, VA	40	41	Nostalgia	13	(e)	Adults 45+
KRNT	Des Moines, IA	71	91	Nostalgia/Sports	8	(e)	Adults 45+
KPSZ	Des Moines, IA	71	91	Contemporary Christian	30	(e)	Adults 18+
WGAN	Portland, ME	97	167	News/Talk	1	(e)	Adults 35+
WZAN	Portland, ME	97	167	News/Talk/Sports	17	(e)	Men 25-54
WBAE	Portland, ME	97	167	News/Talk	13	(d)	Adults 45+
WVAE	Portland, ME	97	167	News/Talk/Sports	13	(d)	Adults 45+
WHMP	Northampton, MA	113	86	News/Talk	23	(d)(e)	Adults 35+
WHNP	Springfield, MA	113	86	News/Talk	23	(d)(e)	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	23	(d)(e)	Adults 35+
WFEA	Manchester, NH	111	190	Adult Standards/Sports	5	(e)	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	N/R		Adults 35+
WISE	Asheville, NC	165	160	Sports/Talk	N/S		Men 18+
WYSE	Asheville, NC	165	160	Sports/Talk	N/S		Men 18+
WNAX	Yankton, SD	206	277	News/Talk	N/S		Adults 35+
WINA	Charlottesville, VA	204	233	News/Talk	N/S		Adults 35+
WVAX	Charlottesville, VA	204	233	News/Talk	N/S		Adults 35+
WJQI	Clarksville, TN — Hopkinsville, KY	231	211	Southern Gospel	N/S		Adults 18+

(footnotes follow tables)

		2008	2008		Fall 2008
		Market	Market		Target
		Ranking	Ranking		Demographics
		By Radio	by Radio		Ranking (by	Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Listeners) (c)	Demographics

WKFN	Clarksville, TN — Hopkinsville, KY	231	211	Sports/Talk	N/S	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	N/R	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	N/R	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	N/R	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	N/R	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	N/R	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	N/R	Adults 35+
WZBK	Keene, NH	N/A	N/A	Nostalgia	N/R	Adults 45+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	N/R	Adults 45+
WNYY	Ithaca, NY	284	285	Progressive Talk	N/S	Adults 35-54
WHCU	Ithaca, NY	284	285	News/Talk	N/S	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2008 Market Report.

(c)	Information derived from most recent available Arbitron Radio Market Report.

(d)	Since stations are simulcast, ranking information pertains to the combined stations.

(e)	Tied for position.

(f)	Arbitron defines as a “Condensed Market”, meaning ratings for Fall 2008 are a combination of Spring 2008 and Fall 2008 data.

N/A  Information is currently not available.

N/R  Station does not appear in Arbitron Radio Market Report.

N/S  Station is a non-subscriber to the Arbitron Radio Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2009:

		2008 Market
		Ranking by		Fall 2008
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	148	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	148	FOX	4
WXVT	Greenwood — Greenville, MS	187	CBS	2
KAVU	Victoria, TX	205	ABC	1
KVCT(c)	Victoria, TX	205	FOX	3
KMOL-LP	Victoria, TX	205	NBC	4
KXTS-LP	Victoria, TX	205	MYTV	5
KUNU-LP	Victoria, TX	205	Univision	2
KVTX-LP	Victoria, TX	205	Telemundo	6

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2008 A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

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

Based on the most recent information available, 5 of our 26 FM radio stations that subscribe to independent ratings services were ranked number one (by number of listeners) in their target demographic markets, and 2 of our 9 television stations were ranked number one (by number of viewers), in their markets. Programming and marketing are key components in our strategy to achieve top ratings in both our radio and television operations. In many of our markets, the three or four most highly rated stations (radio and/or television) receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

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

Approximately $132,411,000 or 85% of our gross revenue for the year ended December 31, 2008 (approximately $134,692,000 or 85% in fiscal 2007 and approximately $134,567,000 or 85% in fiscal 2006) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engage independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2008 was approximately $22,552,000 or 15% of our gross revenue (approximately $24,588,000 or 15% in fiscal 2007 and approximately $23,845,000 or 15% in fiscal 2006).

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

The radio and television broadcasting industries are also subject to competition from new media technologies, such as the delivery of audio programming by cable and satellite television systems, satellite radio systems, direct reception from satellites, and streaming of audio on the Internet. We cannot predict what effect, if any, any of these technologies may have on us or the broadcasting industry.

Seasonality

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, is generally lowest in the first quarter.

Environmental Compliance

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

Employees

As of December 31, 2008, we had approximately 871 full-time employees and 374 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

Federal Regulation of Radio and Television Broadcasting

Introduction.  The ownership, operation and sale of radio and television stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see “Forward Looking Statements” and “Risk Factors” contained elsewhere herein.

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

The following table sets forth the market and broadcast power of each of our broadcast stations and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WVMX	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WJZX	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014
WPOR	Portland, ME	50,000	April 1, 2014
WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WXTT	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2011
WTMT	Asheville, NC	50,000	December 1, 2011
KEGI	Jonesboro, AR	50,000	June 1, 2012
KDXY	Jonesboro, AR	25,000	June 1, 2012
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WCNR	Charlottesville, VA	6,000	October 1, 2011
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014
AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2014
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WJQI	Clarksville,TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2011
WYSE	Asheville, NC	5,000(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011
WVAX	Charlottesville, VA	1,000	October 1, 2011
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LP(4) (Ch 21)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KVTX-LP(4) (Ch 45)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KXTS-LP(4) (Ch 41)	Victoria, TX	1,000 (vis)	August 1, 2006(6)
KMOL-LP(4) (Ch 17)	Victoria, TX	50,000 (vis)	August 1, 2006(6)
WXVT (DTV Ch 15)	Greenville, MS	DTV 330,000	June 1, 2005(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WJQI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

Under the rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The only changes made to the multiple ownership rules in the 2006 Quadrennial Regulatory Review, were to the local television multiple ownership rule as noted above. The new rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey Media, LLC. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court may take or what action the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest”. Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s

Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. In its Standardized and Enhanced Disclosure Requirements for Television Broadcast Licensee Public Interest Obligations, released January 24, 2008, the Commission required television stations to file on a quarterly basis, a new “Standardized Television Disclosure” form setting forth in detail the average hours per week of programming devoted to, inter alia, high definition programs, national news, local news, local civic affairs, local electoral affairs, independently produced programs and public service announcements. This requirement is not yet in effect. When it becomes effective, the form must also be posted on the television station licensee’s internet web site. It is possible that the FCC will use the data recorded on these forms to more stringently scrutinize licensees’ applications for renewal of their licenses, but at this time, the Company cannot predict the impact, if any, this new form may have on its television stations.

Television stations are required to provide closed captioning for certain video programming according to a schedule that gradually increases the amount of video programming that must be provided with captions.

On January 24, 2008, the Commission released its Report on Broadcast Localism and Notice of Proposed Rulemaking in the Commission’s proceeding on Broadcast Localism which requested comment on several proposed rule changes. Those changes include, inter alia, proposals to require each broadcast licensee to convene a permanent community advisory board that would meet at least quarterly; require each station to locate its main studio in its community of license; require each station to have personnel present and on duty at all times when the station is on the air; and establish license renewal processing guidelines concerning the amount of local programming aired during the preceding license term. If adopted, these proposals could significantly increase the amount the Company would have to expend on regulatory compliance matters.

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

Digital Television.  The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our television stations have begun providing DTV service on channels separate from their NTSC channels. On February 11, 2009, the President signed the DTV Delay Act which extends the date on which our television stations are required to cease broadcasting on the NTSC channels from February 17, 2009, to June 12, 2009, and return the NTSC channels to the government to be auctioned. The Company has constructed full, authorized DTV facilities serving at least 80% of their analog population coverage. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implements several steps necessary for the conversion to DTV. This Order commenced a process for electing the channels on which DTV stations will operate. The Company’s television stations have timely filed with the FCC forms electing their preferred DTV channels and have obtained construction permits to broadcast on those channels. The Order also required broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order eliminated, for now, the requirement that analog and digital programs be simulcast for part of the time; clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain V-Chip functionality that will permit the current TV ratings system to be modified.

The Deficit Reduction Act of 2005 has established February 17, 2009 (extended to June 12, 2009), as the date on which analog spectrum must be returned to the government to be auctioned. The Deficit Reduction Act creates a program through which households in the United States may obtain coupons that can be applied toward the purchase of digital-to-analog converter boxes. At present KOAM-TV is providing DTV service on Channel 7. KAVU-TV is providing DTV service on Channel 15. WXVT is providing DTV service on Channel 15. Brokered Station KVCT is providing DTV service on Channel 11. KOAM-TV elected to use Channel 7 for DTV operations at the end of the digital transition and to make available to Surtsey the use of Channel 13 for KFJX-TV. We hold construction permits that authorize KOAM-TV to operate on Channel 7 for DTV and WXVT to operate on Channel 15 for DTV and a license for KAVU-TV to operate on Channel 15 for DTV. All of the Company’s television stations terminated analog broadcasts on February 17, 2009.

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

“Must-Carry” Rules.  The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. As noted above, such must-carry rights will extend to the new DTV signal to be broadcast by our stations, but will not extend simultaneously to the analog signal.

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

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. On July 25, 2008, the Commission voted to approve the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies. We cannot predict the extent to which DARS will have an adverse impact on our business. Various companies have introduced devices (e.g. the iPhone) that permit the reception of audio programming streamed over the internet on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

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

In-Band On-Channel “Hybrid Digital” Radio.  On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology can provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC also permits the transmission of up to two additional program streams over the radio stations. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are broadcasting in HD radio on 36 stations and we continue to convert stations to HD radio on an ongoing basis.

Use of FM Translators by AM Stations and Digital Program Streams.  FM translator stations are relatively low power stations that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC has proposed to permit AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. In the interim, the FCC has granted several requests by the

Company for special temporary authority. If the rules are modified to permit regular use of FM translators by AM stations, the Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	64	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	52	Executive Vice President and Group Program Director
Warren S. Lada	54	Senior Vice President, Operations
Samuel D. Bush	51	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	60	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	49	Vice President, Chief Accounting Officer and Corporate Controller

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

Our Business Has Been Affected by the Global Economic Crisis

Our revenues continue to be impacted by economic trends that have caused a general downturn in the advertising sector. The capital and credit markets have been experiencing unprecedented volatility and disruption. The markets have produced downward pressure on stock prices and credit capacity for many companies, including us. If economic trends continue to worsen, there can be no assurance that we will not experience a further adverse effect, which may be material to our business, financial condition, results of operations and our ability to access capital. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2008 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $135,411,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions. On March 9, 2009, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced to $150,000,000, will be reduced on September 30, 2009 to $148,750,000 and will continue to be permanently reduced at the end of each calendar quarter in amounts ranging from 4.375% to 12.5% of the total Revolving Commitments that was in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

Our Debt Covenants Restrict our Financial and Operational Flexibility

Our Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investment, additional indebtedness, dividends, repurchase of equity, distributions, guarantees, liens and encumbrances. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Certain events of default under our Credit Agreement could allow the lenders to declare all amounts outstanding to be immediately due and payable and, therefore, could have a material adverse effect on our business. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the Credit Agreement were accelerated, the lenders could proceed against such available collateral.

The current economic crisis has reduced demand for advertising in general, including advertising on our radio and television stations. If our revenues were to be significantly less than planed due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult.

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

We Depend on Key Stations

Historically our top six markets when combined represented 46%, 47% and 48% of our net operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

Local and National Economic Conditions May Affect our Advertising Revenue

Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge is affected by many factors, including the general strength of the local and national economies. Generally, advertising declines during periods of economic recession or downturns in the economy, such as we are currently experiencing. As a result, our revenue has been and is likely to be adversely affected during such periods, whether they occur on a national level or in the geographic markets in which we operate. During such periods we may also be required to reduce our advertising rates in order to attract available advertisers. Such a decline in advertising rates could also have a material adverse effect on our revenue, results of operations and financial condition.

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

Our Success Depends on our Ability to Identify, Consummate and Integrate Acquired Stations

As part of our strategy, we have pursued and may continue to pursue acquisitions of additional radio and television stations, subject to the terms of our credit agreement. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio and television stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

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

Our Business is Subject to Extensive Federal Regulation

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detailed description of the material regulations applicable to our business, see “Federal Regulation of Radio and Television Broadcasting” and “Other FCC Requirements” in Item 1 of this Form 10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial or revocation of FCC licenses, shortened license renewal terms, monetary fines or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 2, 2009, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2008 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 months to 5 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 5 months to 81 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

On January 28, 2009 the Company consummated a one-for-four reverse stock split of its Class A and Class B Common Stock, resulting in a reduction of issued and outstanding shares of approximately 10,820,000 and 1,802,000, respectively, for holders of record on such date.

The Company’s Class A Common Stock began trading on the NYSE Amex on February 5, 2009 under the ticker symbol SGA. The Company delisted its Class A Common Stock from the New York Stock Exchange at the close of business on February 4, 2009. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the calendar quarters indicated (as adjusted for the one-for-four reverse stock split):

Year	High	Low

2007:
First Quarter	$40.88	$36.88
Second Quarter	$41.16	$35.80
Third Quarter	$40.36	$26.04
Fourth Quarter	$34.00	$16.84
2008:
First Quarter	$26.60	$20.28
Second Quarter	$24.76	$18.20
Third Quarter	$26.72	$19.04
Fourth Quarter	$22.84	$4.40

The closing price for the Company’s Class A Common Stock on March 26, 2009 as reported by the NYSE Amex was $3.95. As of March 27, 2009, there were approximately 172 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock during the three most recent fiscal years. The Company is prohibited by the terms of its bank loan agreement from paying dividends on its Common Stock without the banks’ prior consent. See Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources and Note 4 of the Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2008, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans (as adjusted for the one-for-four reverse stock split):

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		390,500
1992 Stock Option Plan	192,751		$62.587		—
2003 Stock Option Plan	41,396		$77.035		—
2005 Incentive Compensation Plan	269,561	(1)	$42.141	(2)	332,690
1997 Non-Employee Director Stock Option Plan	1,036		$.035		—
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	504,744				723,190

(1)	Includes 53,649 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2008 (as adjusted for the one-for-four reverse stock split). All shares repurchased during the quarter were repurchased in block purchases and open market transactions on the New York Stock Exchange.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)

October 1 — October 31, 2008	306,981	$19.67	306,981	$15,899,236
November 1 — November 30, 2008	71,431	$19.05	71,431	$14,538,204
December 1 — December 31, 2008	—	—	—	$14,538,204

Total	378,412	$19.55	378,412	$14,538,204

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008 of our Class A Common Stock against the cumulative total return of the NYSE Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group Inc., CBS Corp. Citadel Broadcasting Corp., Clear Channel Communications Inc., Cox Radio Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Journal Communications Inc., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sirius Satellite Radio Inc., Spanish Broadcasting System Inc, and Westwood One Inc. The graph and table assume that $100 was invested on December 31, 2003, in each of our Class A Common Stock, the NYSE Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Return

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2008(1)	2007(1)(2)	2006(1)(3)	2005(1)(4)	2004(1)(5)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$139,956	$144,023	$142,946	$140,790	$134,644
Station Operating Expense	105,805	106,302	104,396	104,411	94,914
Corporate General and Administrative	9,979	9,800	8,870	8,174	8,343
Gain on Asset Exchange	(506)	—	—	—	—
Other Operating Income	—	—	(312)	—	—
Impairment of Intangible Assets	116,443	—	—	1,168	—

Operating Income (Loss)	(91,765)	27,921	29,992	27,037	31,387
Interest Expense	7,173	8,954	9,379	7,586	4,522
Net Income (Loss)	$(66,492)	$11,004	$12,448	$10,566	$15,842
Basic Earnings (Loss) Per Share(1)	$(14.05)	$2.19	$2.44	$2.06	$3.05
Cash Dividends Declared Per Common Share(1)	—	—	—	—	—
Weighted Average Common Shares(1)	4,734	5,023	5,111	5,121	5,188
Diluted Earnings (Loss) Per Share(1)	$(14.05)	$2.19	$2.43	$2.04	$2.99
Weighted Average Common Shares and Common Equivalents(1)	4,734	5,029	5,115	5,169	5,292

	December 31,
	2008(1)	2007(1)(2)	2006(1)(3)	2005(1)(4)	2004(1)(5)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$20,438	$24,075	$21,617	$22,618	$21,778
Net Property and Equipment	73,383	76,217	73,658	69,669	66,364
Net Intangible and Other Assets	113,276	220,045	210,044	205,434	176,166
Total Assets	221,460	337,644	322,641	318,865	280,154
Long-term Debt Including Current Portion	135,411	129,911	133,911	148,911	121,161
Stockholders’ Equity	65,097	149,076	136,236	125,824	117,225

(1)	All periods presented include the weighted average shares and common equivalents related to certain stock options. In January 2009, the Company consummated a one-for-four reverse stock split of its Class A and Class B Common Stock. All share and per share information has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	Reflects the results of WIII acquired in September 2007, and WCLZ acquired in November 2007.

(3)	Reflects the results of WTMT, acquired in August 2006 and the results of a time brokerage agreement (“TBA”) for WCNR which began in September 2006.

(4)	Reflects the results of WINA, WWWV, WQMZ, WISE and KXTS-LP acquired in January 2005; WQNY, WYXL, WNYY and WHCU acquired in June 2005; and WVAX acquired in November 2005.

(5)	Reflects the results of Minnesota News Network and Minnesota Farm Network, acquired in March 2004; WRSI, WPVQ and WRSY acquired in April 2004; WXTT acquired in July 2004; and the disposition of WJQY in August 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense (benefit) are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

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

General

We are a broadcast company primarily engaged in developing and operating radio and television stations.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term, and generally run only for a few weeks to a few months. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2008, 2007 and 2006, approximately 86%, 85% and 85%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent national advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year, however, we have had a significant increase in revenue due to political advertising for 2008. Since 2009 is not an election year, we expect political revenue in 2009 to significantly decline. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

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

Similar to the fluctuations in the current general economic climate, radio revenue growth has been declining or stagnant over the last several years primarily in major markets that are dependent on national advertising. We believe that this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players). These new technologies and media are gaining advertising share against radio and other traditional media. Conversely, radio revenue in the small to mid markets had been trending upward in the earlier months of 2008, however fourth quarter 2008 revenue was negatively affected by the significant slowdown in the general economy and revenue for the first half of 2009 is continuing to trend significantly downward.

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

In response to the declining trend in revenue caused by the global economic crisis, we have continued to evaluate and reduce operating expenses. We have made reductions in our workforce, implemented a Company wide 5% salary decrease, renegotiated and/or eliminated certain contracts, and are continuing to evaluate every area of our operations for additional savings in expenses. Given the current economic environment, we anticipate these reductions to decrease our operating expenses by at least 5%.

During the years ended December 31, 2008, 2007 and 2006, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 58%, 60% and 64%, respectively, of our consolidated operating income (excluding non-cash impairment charge). An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

A significant decline in the total available radio advertising dollars in the Columbus, Ohio (11%) and Norfolk, Virginia (23%) markets has resulted in a significant decline in our net operating revenue for the year ended December 31, 2008 as compared to the corresponding period of 2007. This decline in net operating revenue has directly affected the operating income of our radio stations in these markets. Additionally, we have experienced historical ratings softness in these markets which has also affected revenue. We do not expect any significant improvements in revenue in the Columbus and Norfolk markets in the foreseeable future.

The following tables describe the percentage of our consolidated operating income (excluding non-cash impairment charge) represented by each of these markets:

	Percentage of
	Consolidated
	Operating Income (Excluding
	Non-Cash Impairment Charge)
	for the Years
	Ended December 31,
	2008	2007	2006

Market:
Columbus, Ohio	5%	7%	10%
Manchester, New Hampshire	18%	15%	14%
Milwaukee, Wisconsin	33%	31%	30%
Norfolk, Virginia	2%	7%	10%

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

During the years ended December 31, 2008, 2007 and 2006, the radio stations in our four largest markets when combined, represented approximately 37%, 40% and 45%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2008	2007	2006

Market:
Columbus, Ohio	4%	6%	8%
Manchester, New Hampshire	11%	10%	9%
Milwaukee, Wisconsin	20%	20%	21%
Norfolk, Virginia	2%	4%	7%

(*)	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization

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

For the period commencing on January 1, 2009, we generally elected “retransmission consent” in notifying the Multichannel Video Programming Distributors (MVPDs) that carry our television programming in our television markets. We have in negotiations with the MVPDs as to the terms of the carriage of our television stations and the compensation we receive for granting such carriage rights. These negotiations resulted in agreements that will provide approximately $600,000 in revenue in 2009.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2008, 2007 and 2006, approximately 81%, 80% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year, however, we have had a significant increase in revenue due to political advertising for 2008. Since 2009 is not an election year, we expect political revenue in 2009 to significantly decline. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

Our revenue for 2009 has been negatively affected by the significant slowdown in the general economy and revenue for the first half of 2009 is continuing to trend significantly downward.

In response to the declining trend in revenue caused by the global economic crisis, we have continued to evaluate and reduce operating expenses. We have made reductions in our workforce, implemented a Company wide 5% salary decrease, renegotiated and/or eliminated certain contracts, and are continuing to evaluate every area of our operations for additional savings in expenses. Given the current economic environment, we anticipate these reductions to decrease our operating expenses by at least 5%.

The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 14%, 9% and 9%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the years ended December 31, 2008, 2007 and 2006.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2008, 2007 and 2006.

Consolidated Results of Operations

				2008 vs. 2007		2007 vs. 2006
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$139,956	$144,023	$142,946	$(4,067)	(2.8)%	$1,077	0.8%
Station operating expense	105,805	106,302	104,396	(497)	(0.5)%	1,906	1.8%
Corporate G&A	9,979	9,800	8,870	179	1.8%	930	10.5%
Gain on asset exchange	(506)	—	—	(506)	N/M	—	—
Other operating income	—	—	(312)	—	—	(312)	N/M
Impairment of intangible assets	116,443	—	—	116,443	N/M	—	—

Operating income (loss)	(91,765)	27,921	29,992	(119,686)	N/M	(2,071)	(6.9)%
Interest expense	7,173	8,954	9,379	(1,781)	(20.0)%	(425)	(4.5)%
Other (income) expense	76	273	(500)	(197)	N/M	773	N/M
Income taxes	(32,522)	7,690	8,665	(40,212)	N/M	(975)	(11.3)%

Net income (loss)	$(66,492)	$11,004	$12,448	$(77,496)	N/M	$(1,444)	(11.6)%

Earnings (loss) per share:
Basic	$(14.05)	$2.19	$2.44	$(16.24)	N/M	$(.25)	(10.2)%

Diluted	$(14.05)	$2.19	$2.43	$(16.24)	N/M	$(.24)	(9.9)%

Radio Broadcasting Segment

				2008 vs. 2007		2007 vs. 2006
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$121,072	$126,596	$125,274	$(5,524)	(4.4)%	$1,322	1.1%
Station operating expense	90,540	92,162	90,627	(1,622)	(1.8)%	1,535	1.7%
Other operating income	—	—	(312)	—	—	(312)	N/M
Impairment of intangible assets	114,979	—	—	114,979	N/M	—	—

Operating income (loss)	$(84,447)	$34,434	$34,959	$(118,881)	N/M	$(525)	(1.5)%

Television Broadcasting Segment

				2008 vs. 2007		2007 vs. 2006
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands)

Net operating revenue	$18,884	$17,427	$17,672	$1,457	8.4%	$(245)	(1.4)%
Station operating expense	15,265	14,140	13,769	1,125	8.0%	371	2.7%
Gain on asset exchange	(506)	—	—	(506)	N/M	—	—
Impairment of intangible assets	1,464	—	—	1,464	N/M	—	—

Operating income	$2,661	$3,287	$3,903	$(626)	(19.0)%	$(616)	(15.8)%

N/M=Not meaningful

Reconciliation of segment operating income (loss) to consolidated operating income (loss):

Year Ended December 31, 2008:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Year Ended December 31, 2007:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Year Ended December 31, 2006:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated

For the year ended December 31, 2008, consolidated net operating revenue was $139,956,000 compared with $144,023,000 for the year ended December 31, 2007, a decline of $4,067,000 or 3%. We had a decrease of approximately $5,083,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $1,016,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and gross local revenue decreased approximately $2,103,000 and $8,613,000, respectively, in the current year. These decreases were offset by an increase in same station gross political revenue of approximately $5,311,000. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (26%) and Columbus (13%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general, which we expect to continue into the first half of 2009. Since 2009 is not an election year, we expect gross political revenue to significantly decline from 2008.

Station operating expense was $105,805,000 for the year ended December 31, 2008, compared with $106,302,000 for the year ended December 31, 2007, a decrease of approximately $497,000 or less than 1%. We had a decrease in station operating expense of approximately $1,257,000 attributable to stations we owned and operated for the entire comparable period, partially offset by an increase of approximately $760,000 from those stations that we did not own or operate for the comparable period in 2007. The decrease in same station operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue. These decreases were partially offset by an increase in depreciation expense as a result of a change in estimated useful lives of television analog equipment.

Operating loss for the year ended December 31, 2008 was $91,765,000 compared to operating income of $27,921,000 for the year ended December 31, 2007, a decrease of approximately $119,686,000. The decrease in operating income to an operating loss was due to a non-cash impairment charge of $116,443,000 in connection with our review of broadcast licenses and goodwill during the fourth quarter of 2008 (see Note 2 in the accompanying notes to the consolidated financial statements). The impairment charge was the result of a decrease in estimated advertising revenue growth, a decrease in station transaction multiples, and the decline in the Company’s market capitalization value. Additionally, the decrease in operating income was the result of reduced net operating revenue described in detail above, a $179,000 or 2% increase in corporate general and administrative expenses partially offset by a $506,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation. The increase in corporate general and administrative charges was primarily attributable to an increase in officers’ life insurance expense of approximately $477,000 that is the result of a decline in the cash surrender value of the life insurance policies, and an increase in expense related to launching our Interactive Media department of approximately $234,000.

We reported a net loss of $66,492,000 ($14.05 per share on a fully diluted basis) during the year ended December 31, 2008, compared with net income of $11,004,000 ($2.19 per share on a fully diluted basis) for the year ended December 31, 2007, a decrease of approximately $77,496,000 (per share information has been adjusted for the one-for-four reverse stock split). The decrease was primarily the result of an operating loss in 2008, as discussed above, offset by decreases in interest expense and income tax expense of $1,781,000 and $40,212,000, respectively. The decrease in interest expense was attributable to an average reduction in market interest rates of 1.4%. The decrease in income tax expense was directly attributable to operating performance and the fourth quarter non-cash impairment charge.

Radio Segment

For the year ended December 31, 2008, net operating revenue of the radio segment was $121,072,000 compared with $126,596,000 for the year ended December 31, 2007, a decrease of $5,524,000 or 4%. During 2008 we had an increase in net operating revenue of approximately $1,016,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $6,540,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross national revenue and same station gross local revenue decreases of approximately $2,135,000 and $8,158,000, respectively, partially offset by an increase in same station gross political revenue of $3,119,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (26%) and Columbus (13%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We do not expect any significant improvements in these markets in the foreseeable future. We have also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general, which we expect to continue into the first half of 2009. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races. Since 2009 is not an election year, we expect gross political revenue to significantly decline from 2008.

Station operating expense for the radio segment was $90,540,000 for the year ended December 31, 2008, compared with $92,162,000 for the year ended December 31, 2007, a decrease of approximately $1,622,000 or 2%. The decrease resulted from a decrease of $2,382,000 in same station operating expense, offset by an increase of $760,000 from the operation of radio stations that we did not own or operate for the comparable period in 2007. The decrease in same station radio operating expense was the direct result of the expense reductions in our radio segment we began instituting in 2007 as a result of declines in revenue, particularly in programming and advertising and promotions. We also had a decline in selling and commission expense directly attributable to the decrease in revenue.

Operating loss in the radio segment for the year ended December 31, 2008 was $84,447,000 compared to operating income of $34,434,000 for the year ended December 31, 2007, a decrease of approximately $118,881,000. The decrease in operating income to an operating loss was due to a non-cash impairment charge of $114,979,000 in connection with our review of broadcast licenses and goodwill during the fourth quarter of 2008 (see Note 2 in the accompanying notes to the consolidated financial statements). The impairment charge was the result of a decrease in estimated advertising revenue growth, a decrease in station transaction multiples and the decline in the Company’s market capitalization value. The reduction in net operating revenue, described in detail above, also contributed to the decrease in operating income in the current year.

Television Segment

For the year ended December 31, 2008, net operating revenue of our television segment was $18,884,000 compared with $17,427,000 for the year ended December 31, 2007, an increase of $1,457,000 or 8%. The improvement in net operating revenue was attributable to an increase in gross political revenue of approximately $2,192,000 as compared to the prior year period. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races. These increases were partially offset by a decline in gross local revenue in our Victoria, TX market. Since 2009 is not an election year, we expect gross political revenue to significantly decline from 2008.

Station operating expense in the television segment for the year ended December 31, 2008 was $15,265,000 compared with $14,140,000 for the year ended December 31, 2007, an increase of approximately $1,125,000 or 8%. This increase was attributed to increased expenses as a result of the improvement in sales, and higher depreciation expense of approximately $674,000 as a result of an acceleration in the estimated useful life of television analog equipment.

Operating income in the television segment for the year ended December 31, 2008 was $2,661,000 compared to $3,287,000 for the year ended December 31, 2007, a decrease of approximately $626,000 or 19%. The decrease in operating income was due to a non-cash impairment charge of $1,464,000 in connection with our review of broadcast licenses and goodwill during the fourth quarter of 2008 (see Note 2 in the accompanying notes to the consolidated financial statements). The impairment charge was the result of a decrease in estimated advertising revenue growth, a decrease in station transaction multiples and the decline in the Company’s market capitalization value. The 2008 operating income also includes an increase in political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the change in operating results for the current year were gains of $506,000 from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation in our Victoria, TX and Greenville, MS markets. We expect to record additional gains of $300,000 to $400,000 in the third quarter of 2009 as these asset exchanges occur in our Joplin, MO television market.

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

We generated net income in the amount of approximately $11,004,000 ($2.19 per share on a fully diluted basis) during the year ended December 31, 2007 compared with $12,448,000 ($2.43 per share on a fully diluted basis) for the year ended December 31, 2006, a decrease of approximately $1,444,000 or 12%. The decrease was the result of the decrease in operating income discussed above, a $773,000 increase in other expense, offset by decrease in interest expense and income tax expense of approximately $425,000 and $975,000, respectively. The decrease in interest expense was primarily the result of the decrease in debt from the prior year. The decrease in income tax expense was attributable to our operating performance. The change in other expense was principally the result of a $500,000 gain recognized in the prior year for a slight alteration to one of our Keene, New Hampshire FM’s signal patterns.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of December 31, 2008, we had $135,411,000 of current and long-term debt outstanding and approximately $40,650,000 of unused borrowing capacity under our Credit Agreement.

Our Credit Agreement is a $175,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

The Credit Agreement may be used for general corporate purposes, including working capital and capital expenditures. On each of March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced by $6,250,000.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.50% to 2.5625% at December 31, 2008) plus 0.75% to 1.25% or the Agent bank’s base rate plus 0%.

On March 9, 2009, we amended our Credit Agreement to (i) exclude certain items from the definition of Fixed Charges effective December 31, 2008, (ii) increase the minimum Fixed Charge Coverage ratio effective December 31, 2008, (iii) increase the maximum Leverage Ratio effective December 31, 2008, (iv) reduce the Revolving Commitments to $150,000,000, (v) revise the interest rates and commitment fees and (vi) impose certain other limitations on the Company with respect to restricted payments, acquisitions and stock purchases.

In addition, we agreed to pay each lender a fee. The lender fee plus amendment costs were approximately $1 million.

On September 30, 2009, the Revolving Commitments will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the total Revolving Commitments that was in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Beginning March 9, 2009, as part of the amendment to the Credit Agreement, interest on borrowings are payable, at our option, at an annual rate equal to LIBOR at the reset date plus 2.75% to 4.75% or the Agent bank’s base rate plus 1.75% to 3.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.750% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2008) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate. At December 31, 2008 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2008 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement.

Sources and Uses of Cash

During the years ended December 31, 2008, 2007 and 2006, we had net cash flows from operating activities of $25,291,000, $26,774,000 and $29,648,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

The following acquisitions in 2008 were financed through funds generated from operations and additional borrowings of $10,500,000 under our credit agreement:

•	On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $242,000 in cash and a tower, antenna, and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station for a broadcast license.

•	On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,463,000 of which approximately $9,354,000 was paid in 2008 and $109,000 was paid in prior years.

The following acquisitions in 2007 were financed through funds generated from operations:

•	On November 1, 2007, we acquired an FM radio station (WCLZ-FM) serving the Portland, Maine market for approximately $3,555,000.

•	On August 31, 2007, we acquired two radio stations (WKRT-AM and WIII-FM licensed to Cortland, New York, and an FM translator station that rebroadcasts WIII) serving the Ithaca, New York market for approximately $3,843,000. Due to FCC ownership rules we were not permitted to own WKRT-AM and as part of the transaction we donated WKRT-AM to a non-profit organization.

•	On January 2, 2007, we acquired one FM radio station (WCNR-FM) serving the Charlottesville, Virginia market for $3,330,000. On September 1, 2006 we began providing programming under an LMA to WCNR-FM. We funded this acquisition on December 31, 2006.

•	On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change.

•	On January 2, 2007, in connection with the 2003 acquisition of one FM radio station (WJZA-FM) serving the Columbus, Ohio market, we paid an additional $850,000 to the seller upon obtaining approval from the FCC for a city of license change.

The following acquisitions in 2006 were financed through funds generated from operations:

•	On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 was paid in 2008. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

•	In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned above for approximately $2,069,000.

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2008, we have repurchased 1,376,403 shares of our Class A Common Stock for approximately $45,462,000. During the year ended December 31, 2008 we repurchased an aggregate of 899,601 shares for approximately $19,210,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2008 were approximately $7,127,000 ($9,852,000 in 2007). We anticipate capital expenditures in 2009 to be approximately $3,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts.

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(2)	$135,411	$1,061	$84,350	$50,000	$—
Operating Leases	6,994	1,587	2,218	1,276	1,913
Purchase Obligations(3)	29,790	13,384	11,567	4,069	770
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$172,195	$16,032	$98,135	$55,345	$2,683

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $134,350,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,061,000 (see Note 10 of the Notes to Consolidated Financial Statements).

(3)	Includes $17,124,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $12,666,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 4% of our outstanding receivables. At December 31, 2008 we increased the average reserves to 5% of our outstanding receivables and we expect bad debt expense to continue to trend upward in 2009 as a result of the current economic conditions. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2008, from 5.06% to 6.06% or from $1,071,000 to $1,282,000 would result in a decrease in net income of $122,000, net of taxes for the year ended December 31, 2008.

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

Broadcast Licenses and Goodwill:  We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill assets. As of December 31, 2008, we have recorded approximately $107,673,000 in broadcast licenses, which represents 48.6% of our total assets at that date. In assessing the recoverability of these assets, we must conduct impairment testing required by SFAS No. 142 and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. During the fourth quarter of 2008, we recorded an impairment loss of $116,443,000 for broadcast licenses and goodwill. We believe our estimate of the value of our broadcast licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses and goodwill during our fourth quarter interim impairment test.

Market Capitalization:  As of December 31, 2008, our total market capitalization was $37.3 million less than our book value. We believe this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay in the event we were acquired. In the accompanying notes to the financial statements, please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, for a discussion of the impact to our equity book value as a result of the fourth quarter 2008 impairment loss.

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

Litigation and Contingencies:  On an ongoing bases, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2008 than they did during 2008, our interest expense would increase, and income before taxes would decrease by $1,340,000 ($1,322,000 in 2007). These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements, if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company), and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not currently expect the adoption of FSP 142-3 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company). This standard will change the Company’s accounting treatment for business combinations on a prospective business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Saga Communications, Inc. and our report dated March 30, 2009 expressed an unqualified opinion thereon.

Detroit, Michigan
March 30, 2009

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2008 and 2007

— Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

— Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion thereon.

Detroit, Michigan
March 30, 2009

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash	$6,992	$13,343
Accounts receivable, less allowance of $1,071 ($988 in 2007)	20,091	23,449
Prepaid expenses and other current assets	5,072	2,197
Barter transactions	1,532	1,580
Deferred income taxes	1,114	813

Total current assets	34,801	41,382
Net property and equipment	73,383	76,217
Other assets:
Broadcast licenses, net	107,673	163,102
Goodwill, net	—	49,661
Other intangibles, deferred costs and investments, net of accumulated amortization of $12,964 ($12,571 in 2007)	5,603	7,282

Total other assets	113,276	220,045

	$221,460	$337,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,447	$3,017
Accrued expenses:
Payroll and payroll taxes	7,326	7,722
Other	3,804	4,848
Barter transactions	1,786	1,720
Current portion of long-term debt	1,061	—

Total current liabilities	15,424	17,307
Deferred income taxes	3,294	36,829
Long-term debt	134,350	129,911
Broadcast program rights	1,367	1,589
Other	1,928	2,932
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 4,770 issued (4,744 in 2007)	47	47
Class B common stock, $.01 par value, 3,500 shares authorized, 600 issued and outstanding (598 in 2007)	6	6
Additional paid-in capital	51,951	50,760
Retained earnings	45,645	112,137
Treasury stock (1,163 shares in 2008 and 271 in 2007, at cost)	(32,552)	(13,874)

Total stockholders’ equity	65,097	149,076

	$221,460	$337,644

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net operating revenue	$139,956	$144,023	$142,946
Station operating expense	105,805	106,302	104,396
Corporate general and administrative	9,979	9,800	8,870
Gain on asset exchange	(506)	—	—
Other operating income	—	—	(312)
Impairment of intangible assets	116,443	—	—

	231,721	116,102	112,954

Operating income (loss)	(91,765)	27,921	29,992
Other (income) expenses:
Interest expense	7,173	8,954	9,379
Other	76	273	(500)

Income (loss) before income tax	(99,014)	18,694	21,113
Income tax provision (benefit):
Current	1,357	2,546	3,482
Deferred	(33,879)	5,144	5,183

	(32,522)	7,690	8,665

Net income (loss)	$(66,492)	$11,004	$12,448

Basic earnings (loss) per share	$(14.05)	$2.19	$2.44

Weighted average common shares	4,734	5,023	5,111

Diluted earnings (loss) per share	$(14.05)	$2.19	$2.43

Weighted average common and common equivalent shares	4,734	5,029	5,115

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

									Total
	Class A		Class B		Additional				Stock-
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Unearned	holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Compensation	Equity
					(In thousands)

Balance at January 1, 2006	4,698	$47	592	$6	$48,798	$88,685	$(11,002)	$(710)	$125,824
Net income						12,448			12,448
Reclassification of unearned compensation					(710)			710	—
Net proceeds from exercised options	3		1		151				151
Issuance of restricted stock	22		6						—
Compensation expense related to restricted stock awards					334				334
Share-based compensation cost					760				760
Purchase of shares held in treasury							(3,487)		(3,487)
Employee stock purchase plan					(202)		408		206

Balance at December 31, 2006	4,723	$47	599	$6	$49,131	$101,133	$(14,081)	$—	$136,236
Net income						11,004			11,004
Conversion of shares from Class B to Class A	2		(2)						—
Net proceeds from exercised options	11				434				434
Issuance of restricted stock	9		1						—
Forfeiture of restricted stock	(1)								—
Compensation expense related to restricted stock awards					423				423
Share-based compensation cost					943				943
Purchase of shares held in treasury							(126)		(126)
Employee stock purchase plan					(171)		333		162

Balance at December 31, 2007	4,744	$47	598	$6	$50,760	$112,137	$(13,874)	$—	$149,076
Net loss						(66,492)			(66,492)
Conversion of shares from Class B to Class A	1		(1)						—
Net proceeds from exercised options	5				168				168
Issuance of restricted stock	23		3						—
Forfeiture of restricted stock	(3)								—
Compensation expense related to restricted stock awards					508				508
Share-based compensation cost					925				925
Purchase of shares held in treasury							(19,210)		(19,210)
Employee stock purchase plan					(410)		532		122

Balance at December 31, 2008	4,770	$47	600	$6	$51,951	$45,645	$(32,552)	$—	$65,097

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(66,492)	$11,004	$12,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,961	8,186	8,154
Impairment of intangible assets	116,443	—	—
Share based compensation expense	925	943	760
Barter expense (revenue)	24	(114)	(205)
Broadcast program rights amortization	673	619	603
Deferred income taxes	(33,879)	5,144	5,183
Income tax expense on exercise of options	42	14	4
Loss (gain) on sale of assets	76	273	(501)
Gain on asset exchange	(506)	—	—
Deferred and other compensation	(359)	205	198
Compensation expense related to restricted stock awards	508	423	334
Amortization of deferred costs	265	265	288
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	645	510	456
Payments for broadcast program rights	(663)	(610)	(611)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,372)	(88)	2,537

Total adjustments	91,783	15,770	17,200

Net cash provided by operating activities	25,291	26,774	29,648
Cash flows from investing activities:
Acquisition of property and equipment	(7,127)	(9,852)	(10,504)
Decrease (increase) in other intangibles and other assets	237	(180)	(2,887)
Acquisition of broadcast properties	(11,099)	(10,298)	(2,869)
Proceeds from sale and disposal of assets	99	50	1,027

Net cash used in investing activities	(17,890)	(20,280)	(15,233)
Cash flows from financing activities:
Proceeds from long-term debt	10,500	—	—
Payments on long-term debt	(5,000)	(4,000)	(15,000)
Payments for debt issuance costs	—	—	(350)
Purchase of shares held in treasury	(19,210)	(126)	(3,487)
Other financing activities	(42)	176	53

Net cash used in financing activities	(13,752)	(3,950)	(18,784)

Net (decrease) increase in cash and cash equivalents	(6,351)	2,544	(4,369)
Cash, beginning of year	13,343	10,799	15,168

Cash, end of year	$6,992	$13,343	$10,799

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2008 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

Basis of Presentation

On January 27, 2009 the Company declared a one-for-four reverse stock split of its Class A and Class B Common Stock, effective January 28, 2009. The reverse stock split reduced the Company’s issued and outstanding shares of common stock from approximately 14,426,119 shares of Class A Common Stock and 2,402,338 shares of Class B Common Stock to approximately 3,606,530 and 600,585 shares, respectively.

All share and per share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at December 31, 2008 and 2007 reflect the retroactive capitalization of the 2009 reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Accounting Estimate

In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. In accordance with FASB 154, “Accounting Changes and Error Corrections,” this change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $347,000 and decrease basic and diluted earnings per share by $.07 for the year ended December 31, 2008.

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

Concentration of Risk

Our top six markets when combined represented 46%, 47% and 48% of our net operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

Our financial instruments are comprised of cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2008.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2008	$988	$845	$(762)	$1,071
December 31, 2007	774	804	(590)	988
December 31, 2006	1,071	404	(701)	774

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2008	2007
		(In thousands)

Land and land improvements	—	$11,173	$11,170
Buildings	31.5 years	31,622	31,300
Towers and antennae	7-15 years	26,071	27,184
Equipment	3-15 years	77,740	72,904
Furniture, fixtures and leasehold improvements	7-20 years	7,386	7,125
Vehicles	5 years	3,837	3,821

		157,829	153,504
Accumulated depreciation		(84,446)	(77,287)

Net property and equipment		$73,383	$76,217

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $8,834,000, $7,968,000 and $7,787,000, respectively.

In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. See Note 3 — Gain on Asset Exchange.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2008, 2007 and 2006, we recognized interest expense related to the amortization of debt issuance costs of $265,000, $265,000 and $288,000, respectively. At December 31, 2008 and 2007, the net book value of deferred costs were $950,000 and $1,215,000, respectively, and were presented in other intangibles, deferred costs and investments.

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

Treasury Stock

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30 million of our Class A Common Stock, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000. From its inception in 1998 through December 31, 2008, we have repurchased 1,376,403 shares of our Class A Common Stock for approximately $45,462,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2008, 2007 and 2006, we acquired 899,601 shares at an average price of $21.35 per share, 3,206 shares at an average price of $39.44 per share and 105,175 shares at an average price of $33.15 per share, respectively. During 2008, 2007 and 2006, respectively, we issued 7,455, 4,819 and 5,724 shares of Treasury Stock in connection with our employee stock purchase plan.

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

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the Federal Communications Commission (“FCC”) licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under SFAS 13, Accounting for Leases, and related

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Consolidated Statements of Operations.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $5,726,000, $6,405,000 and $6,495,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense is recognized net of estimated forfeitures over the vesting period. The fair value of stock option awards is estimated on the date of grant using a Black-Scholes valuation model and is expensed on a straight-line method over the vesting period of the options. The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. See Note 7 — Stock-Based Compensation for further details regarding the expense calculated under the fair value based method.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

The effect of stock options and restricted stock in the calculation of net income (loss) per share, using the treasury stock method, was anti-dilutive for the year ended December 31, 2008. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Numerator:
Net income (loss) available to common stockholders	$(66,492)	$11,004	$12,448

Denominator:
Denominator for basic earnings per share-weighted average shares	4,734	5,023	5,111
Effect of dilutive securities:
Stock options	—	6	4

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,734	5,029	5,115

Basic earnings (loss) per share	$(14.05)	$2.19	$2.44

Diluted earnings (loss) per share	$(14.05)	$2.19	$2.43

Approximately 3,000 incremental shares were not included in the diluted loss per share calculation for the year ended December 31, 2008 as the shares were anti-dilutive since the Company reported a net loss.

The number of options outstanding that currently have an anti-dilutive effect on our earnings per share calculation is approximately 450,000. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company), and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not currently expect the adoption of FSP 142-3 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141R is effective prospectively

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

for fiscal years beginning after December 15, 2008 (as of January 1, 2009 for the Company). This standard will change the Company’s accounting treatment for business combinations on a prospective business.

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

In accordance with SFAS 142 the Company performed its annual impairment test of goodwill and broadcast licenses as of October 1, 2008. In connection with the preparation of the Company’s financial statements, management determined that it was necessary to revise its assumptions and perform an interim impairment test of broadcast licenses and goodwill at December 31, 2008, due to several factors which included: (i) the decline in the price of the Company’s common stock and related decline in the Company’s market capitalization value; (ii) the fourth quarter decline in advertising revenues; (iii) the forecasted reduction in radio and television advertising revenue for 2009; and (iv) the recent and ongoing economic conditions including the deterioration in the capital markets.

As a result of this analysis at December 31, 2008, the Company determined that the fair values of its broadcasting licenses and goodwill were less than the amount reflected in the balance sheet for each of its markets and recorded a non-cash impairment charge of $116,443,000 in the fourth quarter of 2008.

If actual market conditions are less favorable than those estimated by the Company or if economic conditions continue to deteriorate, the fair value of the Company’s broadcast licenses could further decline and the Company may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on the consolidated financial statements.

Broadcast licenses

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcast licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecast growth rate of each radio or television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2008 and 2007 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2007	$137,925	$12,189	$150,114
Acquisitions	12,210	—	12,210
Reclass from Goodwill	778	—	778

Balance at December 31, 2007	$150,913	$12,189	$163,102
Acquisitions	5,799	—	5,799
Reclasses, net	240	—	240
Impairment charge	(60,175)	(1,293)	(61,468)

Balance at December 31, 2008	$96,777	$10,896	$107,673

Goodwill

We also evaluate goodwill in each of our reporting units (reportable segment) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill for that reporting unit determined from the estimated fair value of the reporting units, the carrying amount of goodwill in that reporting unit is reduced to its estimated fair value.

During the fourth quarter of 2008, the Company performed an interim impairment test of its goodwill and determined under the second step that the fair value of its goodwill was less than the amount reflected in the balance sheet for both the radio and television segment (each segment is a reporting unit), and recorded an impairment loss of $54,975,000. Factors that contributed to the impairment loss were changes in estimates and assumptions since the most recent annual test, including but not limited to: (1) a decrease of up to 50% in advertising revenue growth projections to the low single digits for the broadcasting industry; (2) a decrease in operating profit margins of 21%; and (3) an increase in the cost of capital by 25% to the low double digits from the high single digits.

We computed the enterprise value by applying an estimated market multiple of mid single digits (which was a decrease from the market multiple of low double digits that was used in the last test) to the operating performance of each reporting unit. We applied the same market multiple consistently across all reporting units and determined that both segments tested may be impaired. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimate of future performance.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have recorded the changes to goodwill for each of the years ended December 31, 2008 and 2007 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2007	$49,434	$171	$49,605
Acquisitions	834	—	834
Reclass to Broadcast license	(778)	—	(778)

Balance at December 31, 2007	$49,490	$171	$49,661
Acquisitions	5,314	—	5,314
Impairment charge	(54,804)	(171)	(54,975)

Balance at December 31, 2008	$—	$—	$—

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2008 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,394	468
Other intangibles	1,671	1,506	165

Total amortizable intangible assets	$12,098	$11,465	$633

We have recorded amortizable intangible assets at December 31, 2007 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,519	$46
Favorable lease agreements	5,862	5,334	528
Other intangibles	1,616	1,484	132

Total amortizable intangible assets	$12,043	$11,337	$706

Aggregate amortization expense for these intangible assets for the years ended December 31, 2008, 2007 and 2006, was $128,000, $218,000 and $367,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is approximately $37,000 each year.

3.	Gain on Asset Exchange

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The equipment we receive under this arrangement is recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. For the year ended December 31, 2008, we recognized gains of approximately $506,000 from the exchange of this equipment. There were no asset exchanges during the fourth quarter of 2008.

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Credit Agreement:
Reducing revolver facility	$134,350	$128,850
Secured debt of affiliate	1,061	1,061

	135,411	129,911
Amounts payable within one year	1,061	—

	$134,350	$129,911

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2009	$1,061
2010	34,350
2011	50,000
2012	50,000
2013	—
Thereafter	—

$135,411

Our credit agreement at December 31, 2008 was a $175,000,000 reducing revolving line of credit maturing on July 29, 2012 (the “Credit Agreement”). Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We had approximately $40,650,000 of unused borrowing capacity under the Credit Agreement at December 31, 2008.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.50% to 2.5625% at December 31, 2008) plus 0.75% to 1.25% (4.50% to 4.9375% at December 31, 2007 plus 0.75% to 1.25%) or the Agent bank’s base rate plus 0%.

On March 9, 2009, we amended our Credit Agreement to (i) exclude certain items from the definition of Fixed Charges effective December 31, 2008, (ii) increase the minimum Fixed Charge Coverage ratio effective December 31, 2008, (iii) increase the maximum Leverage Ratio effective December 31, 2008, (iv) reduce the Revolving Commitments to $150,000,000, (v) revise the interest rates and commitment fees and (vi) impose certain other limitations on the Company with respect to restricted payments, acquisitions and stock purchases. In addition, we agreed to pay each lender a fee. The lender fee plus amendment costs were approximately $1 million.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2009, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the total Revolving Commitments that was in effect on March 31, 2008. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Beginning March 9, 2009, as part of the amendment to the Credit Agreement, interest on borrowings are payable, at our option, at an annual rate equal to LIBOR at the reset date plus 2.75% to 4.75% or the Agent bank’s base rate plus 1.75% to 3.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.750% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2008) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; (vi) repurchases of our Class A Common Stock; and (vii) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash paid during the period for:
Interest	$7,095	$9,235	$8,424
Income taxes	3,219	2,245	2,816
Non-cash transactions:
Barter revenue	$4,405	$4,331	$4,226
Barter expense	4,429	4,217	4,021
Acquisition of property and equipment	591	67	60
Acquisition of broadcast license	1,577	—	—

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Fair value of assets acquired	$11,169	$14,151	$3,771
Cash paid	(11,099)	(10,298)	(2,869)

Debt and liabilities assumed	$70	$3,853	$902

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax liabilities:
Property and equipment	$8,899	$8,112
Intangible assets	—	30,431
Prepaid expenses	393	562

Total deferred tax liabilities	9,292	39,105
Deferred tax assets:
Intangible assets	3,999	—
Allowance for doubtful accounts	430	399
Compensation	2,513	2,574
Other accrued liabilities	170	116
Loss carry forwards	273	177

	7,385	3,266
Less: valuation allowance	273	177

Total net deferred tax assets	7,112	3,089

Net deferred tax liabilities	$2,180	$36,016

Current portion of deferred tax assets	$1,114	$813
Non-current portion of deferred tax liabilities	(3,294)	(36,829)

Net deferred tax liabilities	$(2,180)	$(36,016)

At December 31, 2008, we have state and local tax loss carry forwards of approximately $10,705,000, which will expire from 2010 to 2024. During 2008, we generated approximately $4,279,000 in state and local tax loss carry forwards and we utilized approximately $193,000 in state and local tax loss carry forwards and accordingly, the valuation allowances increased by $96,000. At December 31, 2008, the valuation allowance for net deferred tax assets relates to state and local loss carry forwards. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2008 and 2007, net deferred tax liabilities include a deferred tax asset of $913,000 and $686,000, respectively, relating to stock-based compensation expense under SFAS 123R. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of SFAS 123R, however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2008 and 2007. See Note 7 — Stock-Based Compensation for further discussion of SFAS 123R.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$970	$2,075	$3,100
State	387	471	382

Total current	1,357	2,546	3,482
Total deferred	(33,879)	5,144	5,183

	$(32,522)	$7,690	$8,665

In addition, we realized tax expense as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax expenses were recorded to additional paid-in capital in the amounts of approximately $42,000, $14,000 and $4,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Tax at U.S. statutory rates	$(34,482)	$6,496	$7,433
State taxes, net of federal benefit	(4,501)	1,038	1,220
Impairment of Goodwill not deductible for tax	5,854	—	—
Other, net	511	48	25
Change in valuation allowance on loss carry forwards	96	108	(13)

	$(32,522)	$7,690	$8,665

As previously discussed, the Company adopted FIN 48, on January 1, 2007, which provides guidance on the financial statement recognition, measurement, presentation and disclosure of certain tax positions that a company has taken or expects to take on a tax return. Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to the contingency approach, FIN 48 is based on a benefit of recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The initial application of FIN 48 did not have a material effect on the Company’s financial position, statement of operations or cash flows.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the balance sheets at December 31, 2008 and 2007 are tax accruals of approximately $88,000 and $135,000, respectively, for uncertain tax positions. The decrease in these accruals during the year ended December 31, 2008 was primarily related to the settlement of tax uncertainties and lapses in statutes of limitations. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2008 and 2007, we recognized $0 and $31,000, respectively of tax-related interest and penalties and had approximately $5,000 and $31,000 accrued at December 31, 2008 and 2007, respectively.

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

1997 Non-Employee Director Stock Option Plan

In 1997, we adopted the 1997 Non-Employee Director Stock Option Plan (the “Directors Plan”) pursuant to which our directors who are not our employees are eligible to receive options. Under the terms of the Directors Plan, on the last business day of January of each year during the term of the Directors Plan, in lieu of their directors’ retainer for the previous year, each eligible director shall automatically be granted an option to purchase that number of our shares of Class A Common Stock equal to the amount of the retainer divided by the fair market value of our Common Stock on the last trading day of the December immediately preceding the date of grant less $.04 per share. The option exercise price is $.04 per share. Options granted under the Directors Plan are non-qualified stock options, shall be immediately vested and become exercisable at the written election of the director. The options expire on the earlier of (i) 10 years from the date of grant or (ii) the March 16th following the calendar year in which they first become exercisable. This plan expired on May 12, 2007.

Effective January 1, 2007, each director who is not an employee receives cash for his or her services as a director.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payment awards to employees based on the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2008, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the years ended December 31, 2008, 2007 and 2006 was approximately $925,000, $943,000 and $760,000, respectively. The associated future income tax benefit recognized for the years ended December 31, 2008, 2007 and 2006 was approximately $390,000, $387,000 and $312,000, respectively.

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	2007	2006	2005
	Grants	Grants	Grants

Weighted average grant date fair value per share	$19.30	$17.95	$27.64
Expected volatility	36.50%	37.19%	37.14%
Expected term of options (years)	7.9	7.8	7.6
Risk-free interest rate	4.76%	4.27%	3.96%
Dividend yield	0%	0%	0%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value (Years)

Outstanding at January 1, 2006	517,326	$55.88
Granted	126,535	36.00
Exercised	(2,441)	23.32
Forfeited/canceled/expired	(8,517)	61.32

Outstanding at December 31, 2006	632,903	$51.96	5.0	$353,721

Granted	46,095	37.96
Exercised	(6,213)	30.56
Forfeited/canceled/expired	(2,008)	42.00

Outstanding at December 31, 2007	670,777	$51.24	4.4	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(220,718)	45.39

Outstanding at December 31, 2008	450,059	$54.11	4.7	$—

Vested and Exercisable at December 31, 2008	323,734	$59.43	3.7	$—

The weighted average fair value of stock options granted during the years ended December 31, 2007 and 2006 was $19.30 and $17.95, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2006	67,237	$27.64
Granted	126,536	17.96
Vested	(13,436)	27.64
Forfeited/canceled/expired	(1,987)	23.16

Non-vested at December 31, 2006	178,350	$20.80
Granted	46,095	19.28
Vested	(37,955)	21.28
Forfeited/canceled/expired	(1,883)	20.28

Non-vested at December 31, 2007	184,607	$20.34
Granted	—	—
Vested	(47,080)	20.90
Forfeited/canceled/expired	(11,202)	20.44

Non-vested at December 31, 2008	126,325	$20.13

The following summarizes the stock option transactions for the Directors Plans for the year ended December 31:

		Weighted
		Average	Aggregate
	Number of	Price	Intrinsic
	Options	per Share	Value

Outstanding at January 1, 2006	3,054	$0.032	$132,437
Granted	3,311	0.040
Exercised	(1,575)	0.040
Forfeited	—	—

Outstanding at December 31, 2006	4,790	$0.036	$183,726
Granted	5,607	0.040
Exercised	(4,621)	0.040
Forfeited	—	—

Outstanding at December 31, 2007	5,776	$0.037	$135,726
Granted	—	—
Exercised	(4,740)	0.038
Forfeited	—	—

Outstanding and exercisable at December 31, 2008	1,036	$0.035	$6,802

For the years ended December 31, 2008, 2007 and 2006 we had approximately $1,433,000, $1,366,500 and $1,309,600, respectively, of total compensation expense related to stock-based arrangements. The associated tax benefit recognized for the years ended December 31, 2008, 2007 and 2006 was approximately $604,700, $560,300 and $536,900, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $108,000, $225,000 and $90,000, respectively. Cash received from stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $200, $176,000 and $53,000, respectively.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	14,951	$57.00
Granted	28,118	36.00
Vested	(2,984)	57.00
Forfeited/canceled/expired	(441)	47.36

Outstanding at December 31, 2006	39,644	$42.20
Granted	10,243	37.96
Vested	(8,431)	43.24
Forfeited/canceled/expired	(419)	41.12

Outstanding at December 31, 2007	41,037	$40.95
Granted	26,325	23.96
Vested	(10,472)	42.21
Forfeited/canceled/expired	(3,241)	37.18

Non-vested and outstanding at December 31, 2008	53,649	$32.60

Weighted average remaining contractual life (in years)	3.4

The weighted average grant date fair value of restricted stock that vested during 2008, 2007 and 2006 was approximately $442,000, $364,000 and $170,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $1,317,000, $1,315,000 and $1,367,000 at December 31, 2008, 2007 and 2006, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $220,000, $352,000 and $339,000 in 2008, 2007 and 2006, respectively, of which approximately $190,000, $303,000 and $285,000 represents our discretionary contributions in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 390,625 shares of our Class A Common Stock was eligible for sale to our employees. Each quarter, an eligible employee was able to elect to withhold up to 10 percent of his or her compensation up to a maximum of $5,000 to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. There were 7,455, 4,819 and 5,724 shares issued under the ESPP in 2008, 2007 and 2006, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2008, 2007 and 2006 was approximately $18,000, $24,000 and $31,000, respectively. The ESPP is deemed compensatory under the provisions of FAS 123R. The ESPP was terminated on December 31, 2008.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $341,000, $330,000 and $253,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

The consolidated statements of operations include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes.

2008 Acquisitions

On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $242,000 in cash and a tower, antenna, and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station for a broadcast license.

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

2006 Acquisitions

On August 7, 2006, we acquired one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market for approximately $4,186,000 of which approximately $789,000 was paid in 2006, $2,047,000 was paid in 2007, and $1,350,000 was paid in 2008. We relocated the tower to Weaverville, North Carolina (serving the Asheville, North Carolina market) and started broadcasting in Asheville on June 8, 2007.

In October 2006, we acquired a tower, antenna and transmitter and entered into agreements with another radio station in connection with the city of license change for WJZA-FM mentioned above for approximately $2,069,000.

Condensed Consolidated Balance Sheet of 2008 and 2007 Acquisitions

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2008 and 2007 acquisitions at their respective acquisition dates.

Saga Communications, Inc.

Condensed Consolidated Balance Sheets
of 2008 and 2007 Acquisitions

	Acquisitions in
	2008	2007
	(In thousands)

Assets Acquired:
Current assets	$—	$130
Property and equipment	56	931
Other assets:
Broadcast licenses — Radio segment	5,799	12,210
Goodwill — Radio segment	5,314	834
Other intangibles, deferred costs and investments	—	46

Total other assets	11,113	13,090

Total assets acquired	11,169	14,151

Liabilities Assumed:
Current liabilities	70	3,853

Total liabilities assumed	70	3,853

Net assets acquired	$11,099	$10,298

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2008 and 2007 assume the acquisitions and dispositions in 2008 and 2007 occurred as of January 1, 2007. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations, which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Years Ended
	December 31,
	2008	2007
	(In thousands, except per share data)

Consolidated Results of Operations:
Net operating revenue	$139,956	$144,982
Station operating expense	105,805	107,159
Corporate general and administrative	9,979	9,800
Gain on asset exchange	(506)	—
Impairment of intangible assets	116,443	—

Operating income (loss)	(91,765)	28,023
Interest expense	7,173	8,954
Other expense, net	76	273
Income tax expense (benefit)	(32,522)	7,732

Net income (loss)	$(66,492)	$11,064

Basic earnings (loss) per share	$(14.05)	$2.20

Diluted earnings (loss) per share	$(14.05)	$2.20

	2008	2007
	(In thousands)

Radio Broadcasting Segment
Net operating revenue	$121,072	$127,555
Station operating expense	90,540	93,019
Impairment of intangible assets	114,979	—

Operating income (loss)	$(84,447)	$34,536

	2008	2007
	(In thousands)

Television Broadcasting Segment
Net operating revenue	$18,884	$17,427
Station operating expense	15,265	14,140
Gain on asset exchange	(506)	—
Impairment of intangible assets	1,464	—

Operating income	$2,661	$3,287

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of Pro Forma Segment Operating Income to Pro Forma Consolidated Operating Income

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2008:
Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Twelve Months Ended December 31, 2007:
Net operating revenue	$127,555	$17,427	$—	$144,982
Station operating expense	93,019	14,140	—	107,159
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,536	$3,287	$(9,800)	$28,023

10.	Related Party Transactions

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

This same company owned by Mr. Maccini has a 65% ownership interest in another company which entered into a licensing agreement with us, which renews annually unless terminated, to provide us with certain Internet radio services. We paid $91,000 and $22,000 in software licensing fees and $1,000 and $52,000 for computer hardware during the years ended December 31, 2008 and 2007, respectively. The relationship of the companies to Mr. Maccini was disclosed to our Board prior to its approval of the license agreement and its determination that it was on an arms’ length basis. Mr. Maccini did not participate in such vote.

Principal Stockholder Employment Agreement

In March 2002, we entered into an employment agreement with Edward K. Christian our principal stockholder, President and CEO. This agreement was effective April 1, 2002 and expires March 31, 2009. The agreement provides for certain compensation, death, disability and termination benefits, as well as the use of an automobile. The annual base salary under the agreement was $500,000 per year effective January 1, 2003

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

and subject to annual cost of living increases effective January 1, 2004 ($549,000 effective January 1, 2006, $567,000 effective January 1, 2007 and $582,000 effective January 1, 2008). The agreement also provides that he is eligible for stock options to be awarded at the discretion of our Board of Directors, and annual bonuses in such amounts as shall be determined pursuant to the terms of the Chief Executive Officer Annual Incentive Plan. In addition, the agreement provides that, upon the consummation of our sale or transfer of control, his employment will be terminated and we will pay him an amount equal to five times the average of his total annual compensation for the preceding three years, plus an additional amount as is necessary for applicable income taxes related to the payment. For the three years ended December 31, 2008 his average annual compensation, as defined by the employment agreement, was approximately $940,000.

In December 2007, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which becomes effective as of April 1, 2009, following the expiration of his current employment agreement. The new employment agreement expires March 31, 2014. The agreement will provide for an annual base salary of $750,000 (subject to annual increases on each anniversary date not less than 3% or a defined cost of living increase). Under the agreement, Mr. Christian will be eligible for bonuses and stock options in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies currently in force, continue to furnish an automobile and will pay for an executive medical plan. In connection with the execution of the agreement, Mr. Christian was paid an extension payment of $100,000. The agreement provides generally that, upon the consummation of sale or transfer of control of the Company, Mr. Christian’s employment will be terminated and the Company will pay him an amount equal to 2.99 times the average of his total annual compensation for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for applicable income taxes, including excise taxes, related to the payment. If Mr. Christian’s employment is terminated for any reason, other than for cause, the Company will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years. The new employment agreement was amended on March 31, 2009 to allow Mr. Christian to defer any or all of his annual salary. On March 31, 2009, Mr. Christian agreed to defer approximately $102,000 to be paid 50% on January 1, 2010 and 50% on April 1, 2010.

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

If there is a change in control, the Company shall pay a lump sum payment within 45 days thereof of 1.5 times the average of the executive’s last three full calendar years of such executive’s base salary and any annual cash bonus paid. In the event that such payment constitutes a “parachute payment” within the meaning

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

of Section 280G subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay the executive an additional amount so that the executive will receive the entire amount of the lump sum payment before deduction for federal, state and local income tax and payroll tax. In the event of a change in control (other than the approval of plan of liquidation), the Company or the surviving entity may require as a condition to receipt of payment that the executive continue in employment for a period of up to six months after consummation of the change in control. During such six months, executive will continue to earn his pre-existing salary and benefits. In such case, the executive shall be paid the lump sum payment upon completion of the continued employment. If, however, the executive fails to remain employed during this period of continued employment for any reason other than (a) termination without cause by the Company or the surviving entity, (b) death, (c) disability or (d) breach of the agreement by the Company or the surviving entity, then executive shall not be paid the lump sum payment. In addition, if the executive’s employment is terminated by the Company without cause within six months prior to the consummation of a change in control, then the executive shall be paid the lump sum payment within 45 days of such change in control.

Transactions with Affiliate and Other Related Party Transactions

In May 1999 we entered into a TBA with Surtsey Productions (“Surtsey”), a multimedia company owned by Edward K. Christian’s daughter. Surtsey owns a television station, KVCT, in Victoria, Texas. We operate KVCT under the terms of a TBA with Surtsey. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. Under the 16 year TBA, we pay fees of $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power FOX affiliate. At December 31, 2008 there was $1,061,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2008 we have recorded $1,061,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We paid fees under the agreements of approximately $4,100 per month during 2008, 2007, and 2006, plus accounting fees and reimbursement of expenses actually incurred in operating the station. In 2008 we also prepaid Surtsey $49,000 for 2009 expenses.

Surtsey leases office space in a building owned by us, and paid us rent of approximately $18,000, $6,000, and $18,000 during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2007, Surtsey provided graphic design services of approximately $24,000 for our Milwaukee, WI market.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2008. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2008 was $1,797,000 ($1,803,000 and $1,694,000 for the years ended December 31, 2007 and 2006, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2008 (in thousands):

2009	$1,587
2010	1,204
2011	1,014
2012	762
2013	514
Thereafter	1,913

$6,994

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2008 (in thousands):

2009	$704
2010	635
2011	480
2012	227
2013	24
Thereafter	1

$2,071
Amounts due within one year (included in accounts payable)	704

$1,367

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

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2008:
Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Depreciation and amortization	$6,446	$2,293	$222	$8,961

Total assets at December 31, 2008	$177,677	$30,462	$13,321	$221,460

Capital additions	$4,568	$2,429	$130	$7,127

Goodwill, net	$—	$—	$—	$—

Broadcast licenses, net	$96,777	$10,896	$—	$107,673

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2007:
Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Depreciation and amortization	$6,363	$1,619	$204	$8,186

Total assets at December 31, 2007	$288,660	$31,986	$16,998	$337,644

Capital additions	$8,533	$1,076	$243	$9,852

Goodwill, net	$49,490	$171	$—	$49,661

Broadcast licenses, net	$150,913	$12,189	$—	$163,102

			Corporate
	Radio	Television	and Other	Consolidated

Year ended December 31, 2006:
Net operating revenue	$125,274	$17,672	$—	$142,946
Station operating expense	90,627	13,769	—	104,396
Corporate general and administrative	—	—	8,870	8,870
Other operating income	(312)	—	—	(312)

Operating income (loss)	$34,959	$3,903	$(8,870)	$29,992

Depreciation and amortization	$6,288	$1,673	$194	$8,155

Total assets at December 31, 2006	$272,080	$31,712	$18,849	$322,641

Capital additions	$7,752	$2,592	$160	$10,504

Goodwill, net	$49,434	$171	$—	$49,605

Broadcast licenses, net	$137,925	$12,189	$—	$150,114

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except per share data)

Net operating revenue	$31,532	$31,883	$37,342	$38,421	$36,192	$36,218	$34,890		$37,501
Station operating expenses	25,421	25,995	27,246	27,016	26,588	25,975	26,550		27,316
Corporate general and administrative	2,552	2,316	2,574	2,606	2,485	2,272	2,368		2,606
Gain on asset exchange	—	—	(224)	—	(282)	—	—		—
Impairment of intangible assets	—	—	—	—	—	—	116,443		—

Operating income (loss)	3,559	3,572	7,746	8,799	7,401	7,971	(110,471)		7,579
Other (income) expenses:
Interest expense	1,995	2,297	1,876	2,281	1,889	2,283	1,413		2,093
Other	20	35	7	47	—	60	49		131

Income (loss) before income tax	1,544	1,240	5,863	6,471	5,512	5,628	(111,933)		5,355
Income tax provision (benefit)	634	500	2,403	2,661	2,415	2,307	(37,974)		2,222

Net income (loss)	$910	$740	$3,460	$3,810	$3,097	$3,321	$(73,959)		$3,133

Basic earnings (loss) per share	$.18	$.15	$.70	$.76	$.65	$.66	$(17.41)		$.62

Weighted average common shares	5,020	5,055	4,950	5,021	4,735	5,028	4,249		5,030

Diluted earnings (loss) per share	$.18	$.15	$.70	$.76	$.65	$.66	$(17.41)	$	..62

Weighted average common and common equivalent shares	5,022	5,061	4,951	5,028	4,738	5,032	4,249		5,033

In the fourth quarter of 2008, the Company recognized a pre-tax impairment charge of $116,443,000 to reduce the carrying value of its broadcast licenses and goodwill. The charge is comprised of $114,979,000 for the Radio segment and $1,464,000 for the Television segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke Brown Clarke Brown	Director

/s/ Jonathan Firestone Jonathan Firestone	Director

/s/ Robert J. Maccini Robert J. Maccini	Director

/s/ Gary Stevens Gary Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	7	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(a)(2)	19	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(b)	15	Bylaws, as amended May 23, 2007.
4(a)	1	Plan of Reorganization.
4(b)	6	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
4(c)	17	Amendment No. 1, dated as of May 24, 2005 under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(d)	17	Amendment No. 2, dated as of May 16, 2006 under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(e)	18	Assignment and Acceptance dated as of September 29, 2008, under the Credit Agreement dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, formerly The Bank of New York, as Administrative Agent.
4(f)	20	Amendment No. 3 and Consent No. 1, dated as of March 9, 2009, to and under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon (formerly The Bank of New York), as Administrative Agent.
10(a)	4	Employment Agreement of Edward K. Christian dated as of April 1, 2002.
10(b)	3	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(d)	2	Saga Communications, Inc. 1997 Non-Employee Director Stock Option Plan.
10(d)(1)	8	Form of Stock Option Agreement for Participants in the Saga Communications, Inc 1997 Non-Employee Director Stock Option Plan.
10(f)	7	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	10	Summary of Chief Executive Officer Annual Incentive Plan.
10(h)	11	Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	12	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(k)	12	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(l)	12	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(m)	9	Amendments to 1997 Non-Employee Director Stock Option Plan.
10(n)	13	Form of Stock Option Cancellation Agreement
10(o)	14	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	16	Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(p)(1)	*	Amendment to Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(q)	16	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	16	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	16	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.

Exhibit No.		Description

10(t)	16	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

5	Exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-107686) and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

7	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K filed on February 4, 2005 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on December 23, 2005 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on March 16, 2005 and incorporated by reference herein.

11	Exhibit filed with the Company’s 2005 Proxy Statement filed on April 15, 2005 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2008 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.

19	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

20	Exhibit filed with the Company’s Form 8-K filed on March 13, 2009 and incorporated by reference herein.