Form 10-Q
period 2009-03-31
SAGA COMMUNICATIONS INC
filed 2009-05-11
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐.
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
Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 4, 2009 was 3,664,552 and 599,614, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,020	$6,992
Accounts receivable, net	16,346	20,091
Prepaid expenses and other current assets	3,434	5,072
Barter transactions	1,804	1,532
Deferred income taxes	1,118	1,114

Total current assets	30,722	34,801
Property and equipment	158,804	157,829
Less accumulated depreciation	86,594	84,446

Net property and equipment	72,210	73,383
Other assets:
Broadcast licenses, net	107,673	107,673
Other intangibles, deferred costs and investments, net	6,242	5,603

Total other assets	113,915	113,276

	$216,847	$221,460

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,374	$1,447
Payroll and payroll taxes	5,430	7,326
Other accrued expenses	3,181	3,804
Barter transactions	2,083	1,786
Current portion of long-term debt	2,350	1,061

Total current liabilities	14,418	15,424
Deferred income taxes	3,083	3,294
Long-term debt	131,061	134,350
Other liabilities	3,052	3,295
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	48,292	51,951
Retained earnings	45,283	45,645
Treasury stock	(28,395)	(32,552)

Total stockholders’ equity	65,233	65,097

	$216,847	$221,460

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$26,124	$31,532
Station operating expenses	23,940	25,421
Corporate general and administrative	2,067	2,552

Operating income	117	3,559
Other expenses, net:
Interest expense	773	1,995
Other (income) expense, net	(4)	20

Income (loss) before income tax	(652)	1,544
Income tax provision (benefit)	(290)	634

Net income (loss)	$(362)	$910

Earnings (loss) per share
Basic	$(.09)	$.18

Diluted	$(.09)	$.18

Weighted average common shares	4,161	5,020

Weighted average common and common equivalent shares	4,161	5,022

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$5,053	$4,042
Cash flows from investing activities:
Acquisition of property and equipment	(1,065)	(2,046)
Acquisition of stations	—	(10,729)
Other investing activities	27	33

Net cash used in investing activities	(1,038)	(12,742)
Cash flows from financing activities:
Payments on long-term debt	(2,000)	(1,000)
Proceeds from long-term debt	—	5,500
Payments for debt issuance costs	(967)	—
Purchase of shares held in treasury	(20)	(1,399)
Other financing activities	—	(42)

Net cash (used in) provided by financing activities	(2,987)	3,059

Net increase (decrease) in cash and cash equivalents	1,028	(5,641)
Cash and cash equivalents, beginning of period	6,992	13,343

Cash and cash equivalents, end of period	$8,020	$7,702

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
     Earnings Per Share Information and Reverse Stock Split
     On January 27, 2009 the Company declared a one-for-four reverse stock split of its Class A and Class B Common Stock, effective January 28, 2009. The reverse stock split reduced the Company’s issued and outstanding shares of common stock from approximately 14,425,104 shares of Class A Common Stock and 2,402,338 shares of Class B Common Stock to approximately 3,606,932 and 600,585 shares, respectively.
     All 2008 share and per share information in the accompanying financial statements has been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at December 31, 2008 reflect the retroactive capitalization of the 2009 reverse stock split.
     Approximately 3,500 incremental shares were not included in the diluted loss per share calculation for the three months ended March 31, 2009 as the shares were antidilutive since the Company reported a net loss for the quarter.
     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 450,000 and 670,000 for the three months ended March 31, 2009 and 2008, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. In accordance with FASB 154, “Accounting Changes and Error Corrections,” this change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $201,000, and decrease basic and diluted earnings per share by $.05 for the three months ended March 31, 2009.

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
     Time Brokerage Agreements
     We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Operations.
     Nonmonetary Asset Exchanges
     In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment will be completed on a market by market basis. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. There were no asset exchanges during the three months ended March 31, 2009 or 2008.
2. Recent Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 effective January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. We adopted SFAS 141R effective January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations and cash flows.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     On January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), related to nonfinancial assets and liabilities on a prospective basis. SFAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 did not have a material impact on our consolidated financial position, results of operations and cash flows.
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
     Based on the above, we believe cash flows from our radio and television licenses are expected to continue indefinitely. If actual market conditions are less favorable than those estimated by the Company or if economic conditions continue to deteriorate, the fair value of the Company’s broadcast licenses could decline and the Company may be required to recognize impairment charges in future periods. Such a charge could have a material effect on the consolidated financial statements.
     Separate intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases. Other intangibles are amortized over one to eleven years.
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2009:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2008	4,744	598
Exercised options	5	—
Conversion of shares	1	(1)
Issuance of restricted stock	23	3
Forfeiture of restricted stock	(3)	—

Balance, December 31, 2008	4,770	600
Conversion of shares	1	(1)
Forfeiture of restricted stock	(1)	—

Balance, March 31, 2009	4,770	599

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
5. Acquisitions
     The unaudited condensed consolidated statements of operations include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes.
     2008 Acquisitions
     On September 5, 2008, in connection with a city of license change for WJZK(FM), we exchanged $242,000 in cash and a tower, antenna, and transmitter with a fair market value (which approximates cost) of approximately $1,591,000, with another radio station for a broadcast license.
     On January 21, 2004, we entered into agreements to acquire an FM radio station (WOXL-FM) serving the Asheville, North Carolina market. On November 1, 2002 we began providing programming under a Sub-Time Brokerage Agreement to WOXL-FM, and on January 31, 2008 we closed on the acquisition for approximately $9,463,000 of which approximately $9,354,000 was paid in 2008 and $109,000 was paid in prior years. Since WOXL was operated under a TBA and we recognized the related interest expense, there is no pro forma effect of this acquisition.
     On January 31, 2008, we paid $1,350,000 in connection with the 2006 acquisition of one FM radio station (WTMT-FM) serving the Tazewell, Tennessee market.
6. Stock-Based Compensation
     2005 Incentive Compensation Plan
     On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) which replaced our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees.
     Stock-Based Compensation
     The Company accounts for stock-based awards under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Compensation expense of approximately $202,000 and $253,000 was recognized for the three months ended March 31, 2009 and 2008, respectively, and is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2009 and 2008 was approximately $90,000 and $104,000, respectively.
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the three months ended March 31, 2009:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2009	450,059	$54.11	4.7	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(2,516)	40.92

Outstanding at March 31, 2009	447,543	$54.18	4.4	$—

Exercisable at March 31, 2009	366,013	$57.43	3.8	$—

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2009	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled	(2,516)	20.27

Non-vested at March 31, 2009	81,530	$19.74

     The following summarizes the restricted stock transactions for the three months ended March 31, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited	(1,185)	31.98

Non-vested and outstanding at March 31, 2009	38,108	$31.40

     For the three months ended March 31, 2009 and 2008, we had approximately $126,000 and $113,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
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
     Effective January 1, 2007, each director who is not an employee receives cash for his or her services as a director.
     The following summarizes the stock option transactions for the Directors Plan for the three months ended March 31, 2009:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at January 1, 2009	1,036	$0.035	$6,802
Granted	—	—
Exercised	—	—

Outstanding and exercisable at March 31, 2009	1,036	$0.035	$3,911

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
7. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Credit Agreement:
Reducing revolver facility	$132,350	$134,350
Secured debt of affiliate	1,061	1,061

	133,411	135,411
Amounts payable within one year	2,350	1,061

	$131,061	$134,350

     Our Credit Agreement is a $150,000,000 reducing revolving line of credit maturing on July 29, 2012. On September 30, 2009, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the original total Revolving Commitments of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     On March 9, 2009, we amended our Credit Agreement to (i) exclude certain items from the definition of Fixed Charges effective December 31, 2008, (ii) increase the minimum Fixed Charge Coverage ratio effective December 31, 2008, (iii) increase the maximum Leverage Ratio effective December 31, 2008, (iv) reduce the Revolving Commitments to $150,000,000, (v) revise the interest rates and commitment fees and (vi) impose certain other limitations on the Company with respect to restricted payments, acquisitions and stock purchases. In addition, we agreed to pay each lender a fee. The lender fee plus amendment costs were approximately $1 million, which were capitalized as deferred financing costs and will be amortized over the remaining life of the Credit Agreement.
     Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $17,650,000 of unused borrowing capacity under the Credit Agreement at March 31, 2009.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; (vi) repurchases of our Class A Common Stock; and (vii) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Approximately $1,061,000 of secured debt of affiliate was refinanced in April 2009 for a term of one year.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2009:
Net operating revenue	$22,697	$3,427	$—	$26,124
Station operating expense	20,317	3,623	—	23,940
Corporate general and administrative	—	—	2,067	2,067

Operating income (loss)	$2,380	$(196)	$(2,067)	$117

Depreciation and amortization	$1,531	$666	$61	$2,258

Total assets	$172,280	$29,587	$14,980	$216,847

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2008:
Net operating revenue	$27,381	$4,151	$—	$31,532
Station operating expense	21,913	3,508	—	25,421
Corporate general and administrative	—	—	2,552	2,552

Operating income (loss)	$5,468	$643	$(2,552)	$3,559

Depreciation and amortization	$1,562	$395	$53	$2,010

Total assets	$294,777	$31,582	$12,096	$338,455

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense (benefit) are managed on a consolidated basis and are reflected only in our discussion of consolidated results.
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
     Most advertising contracts are short-term, and generally run only for a few weeks. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2009 and 2008, approximately 88% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue for the first quarter of 2009, and our revenue for the first half of 2009 is continuing to trend downward.
     In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 is not an election year, we expect political revenue to significantly decline in 2009.
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
     We have begun several initiatives to offset the declines in revenue. We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and are adding online components including streaming our stations over the Internet and on-demand options. We are seeing development potential in this area and believe that revenues from our interactive initiatives will continue to increase.
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
     In response to the declining trend in revenue caused by the global economic crisis, we have continued to evaluate and reduce operating expenses. We have made reductions in our workforce, implemented a companywide 5% salary decrease, renegotiated and/or eliminated certain contracts, and are continuing to evaluate every area of our operations for additional savings in expenses. Given the current economic environment, we anticipate these reductions to decrease our operating expenses by at least 5%.
     During the three months ended March 31, 2009 and 2008 and the years ended December 31, 2008 and 2007, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 30%, 32%, 30% and 32%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

     A significant decline in the total available radio advertising dollars in our major markets has resulted in a significant decline in our net operating revenue for the three months ended March 31, 2009 as compared to the corresponding period of 2008. This decline in net operating revenue has directly affected the operating income of our radio stations in these markets. We do not expect any significant improvements in revenue until there are considerable improvements in the economy.
     The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	7%	6%	6%	7%
Manchester, New Hampshire	5%	7%	6%	6%
Milwaukee, Wisconsin	14%	14%	14%	14%
Norfolk, Virginia	4%	5%	4%	5%
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
     During the three months ended March 31, 2009 and 2008 and the years ended December 31, 2008 and 2007, the radio stations in our four largest markets when combined, represented approximately 36%, 38%, 37% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	5%	2%	4%	6%
Manchester, New Hampshire	10%	12%	11%	10%
Milwaukee, Wisconsin	25%	22%	20%	20%
Norfolk, Virginia	(4)%	2%	2%	4%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization.

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
     For the period commencing on January 1, 2009, we generally elected “retransmission consent” in notifying the Multichannel Video Programming Distributors (MVPDs) that carry our television programming in our television markets. We have been in negotiations with the MVPDs as to the terms of the carriage of our television stations and the compensation we receive for granting such carriage rights. These negotiations resulted in agreements that will provide approximately $600,000 in revenue in 2009.
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2009 and 2008, approximately 83% and 82%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue for the first quarter of 2009, and our revenue for the first half of 2009 is continuing to trend downward.

     In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 is not an election year, we expect political revenue to significantly decline in 2009.
     The primary operating expenses involved in owning and operating television stations are employee salaries including commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.
     Our television market in Joplin, Missouri represented approximately 16%, 12%, 14% and 9%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the three months ended March 31, 2008 and 2007 and the years ended December 31, 2008 and 2007. As a result of the depressed economy in the first quarter of 2009, our consolidated operating income for the Joplin market is not meaningful for the three months ended March 31, 2009.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Results of Operations
     The following tables summarize our results of operations for the three months ended March 31, 2009 and 2008.
Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$26,124	$31,532	$(5,408)	(17.2)%
Station operating expense	23,940	25,421	(1,481)	(5.8)%
Corporate G&A	2,067	2,552	(485)	(19.0)%

Operating income	117	3,559	(3,442)	(96.7)%
Interest expense	773	1,995	(1,222)	(61.3)%
Other expense (income), net	(4)	20	(24)	N/M
Income taxes	(290)	634	(924)	(145.7)%

Net income (loss)	$(362)	$910	$(1,272)	(139.8)%

Earnings (loss) per share (basic and diluted)	$(.09)	$.18	$(.27)	(150.0)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$22,697	$27,381	$(4,684)	(17.1)%
Station operating expense	20,317	21,913	(1,596)	(7.3)%

Operating income	$2,380	$5,468	$(3,088)	(56.5)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$3,427	$4,151	$(724)	(17.4)%
Station operating expense	3,623	3,508	115	3.3%

Operating income (loss)	$(196)	$643	$(839)	(130.5)%

N/M = Not Meaningful

     Reconciliation of segment operating income (loss) to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2009:
Net operating revenue	$22,697	$3,427	$—	$26,124
Station operating expense	20,317	3,623	—	23,940
Corporate general and administrative	—	—	2,067	2,067

Operating income (loss)	$2,380	$(196)	$(2,067)	$117

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2008:
Net operating revenue	$27,381	$4,151	$—	$31,532
Station operating expense	21,913	3,508	—	25,421
Corporate general and administrative	—	—	2,552	2,552

Operating income (loss)	$5,468	$643	$(2,552)	$3,559

     Consolidated
     For the three months ended March 31, 2009, consolidated net operating revenue was $26,124,000 compared with $31,532,000 for the three months ended March 31, 2008, a decline of approximately $5,408,000 or 17%. We had a decrease of approximately $5,592,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $184,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $1,398,000 and $4,408,000, respectively. Same station gross political revenue decreased approximately $613,000. The decrease in both gross local and national revenue was primarily the result of revenue downturns in all of our markets. The most considerable declines were in our Des Moines, IA (21%), Manchester, NH (37%), Milwaukee, WI (20%), Norfolk, VA (37%), and Victoria, TX (24%) markets. Our revenue has been directly affected by the recent and ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend will continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $23,940,000 for the three months ended March 31, 2009, compared with $25,421,000 for the three months ended March 31, 2008, a decrease of $1,481,000 or 6%. Same station operating expense decreased $1,626,000 from the prior year quarter. The decrease in same station operating expense was a result of the decline in net operating revenue as well as expense reductions implemented in the quarter. These reductions were partially offset by increased depreciation expense as a result of a change in estimated useful lives of television analog equipment. Station operating expense increased approximately $145,000 from stations that we did not own or operate for the comparable period in 2008.
     Operating income for the three months ended March 31, 2009 was $117,000 compared to $3,559,000 for the three months ended March 31, 2008, a decrease of approximately $3,442,000. The decrease was the result of the significant decline in net operating revenue described in detail above, partially offset by a $485,000 or 19% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was primarily attributable to reductions in compensation related costs of $253,000 and overall expense reductions, including a decline in audit fees, interactive fees, and travel expenses.

     We reported a net loss of approximately $362,000 ($.09 per share on a fully diluted basis) during the three months ended March 31, 2009, compared to net income of $910,000 ($.18 per share on a fully diluted basis) for the three months ended March 31, 2008, a decrease of approximately $1,272,000. The decrease was primarily the result of a decline in operating income of $3,442,000, offset by decreases in interest expense and income tax expense of $1,222,000 and $924,000, respectively. The decrease in interest expense was attributable to an average reduction in market interest rates of approximately 3.6%. We expect interest expense to increase in the second quarter as a result of the amendment to our debt agreement on March 9, 2009. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the three months ended March 31, 2009, net operating revenue of the radio segment was $22,697,000 compared with $27,381,000 for the three months ended March 31, 2008, which represents a decrease of $4,684,000 or 17%. During the current quarter we had an increase in net operating revenue of approximately $184,000 that was attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $4,868,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $1,192,000 and $3,964,000, respectively. Same station gross political revenue decreased approximately $426,000 in the current quarter as compared to the prior year period. The decrease in both gross local and national revenue was primarily the result of revenue downturns in all of our radio markets. The most considerable declines were in our Des Moines, IA (21%), Manchester, NH (37%), Milwaukee, WI (20%), and Norfolk, VA (37%) markets. Our revenue has been directly affected by the recent and ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend will continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $20,317,000 for the three months ended March 31, 2009, compared with $21,913,000 for the three months ended March 31, 2008, a decline of approximately $1,596,000 or 7%. Same station operating expense decreased $1,741,000 from the prior year quarter. The decrease in same station operating expense was a direct result of the decline in net operating revenue as well as expense reductions implemented in the quarter. During the current quarter we had an increase in station operating expense of approximately $145,000 attributable to stations we did not own and operate for the entire comparable period.
     Operating income in the radio segment decreased $3,088,000 or 56%, to $2,380,000 for the three months ended March 31, 2009, from $5,468,000 for the three months ended March 31, 2008. The decrease was primarily the result of lower same station net operating revenue as described in detail above.
     Television Segment
     For the three months ended March 31, 2009, net operating revenue of our television segment was $3,427,000 compared with $4,151,000 for the three months ended March 31, 2008, a decrease of $724,000 or 17%. Gross national revenue and gross local revenue decreased $206,000 and $444,000, respectively. Gross political revenue decreased $187,000 in the current quarter as compared to the prior year period. All of our television markets have been directly affected by the recent and ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend will continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the three months ended March 31, 2009 was $3,623,000, compared with $3,508,000 for the three months ended March 31, 2008, an increase of approximately $115,000 or 3%. Station operating expense decreased $156,000 as a result of cost reductions and declines in net operating revenue. However, this decrease was offset by an increase in depreciation expense in the current quarter as a result of a change in the estimated useful life of television analog equipment.
     Operating loss in the television segment for the three months ended March 31, 2009 was $196,000 compared to operating income of $643,000 for the three months ended March 31, 2008, a decrease of approximately $839,000. The decrease was the result of the declines in net operating revenue and an increase in depreciation expense, as discussed above.

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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of March 31, 2009, we had $133,411,000 of long-term debt (including the current portion thereof) outstanding and approximately $17,650,000 of unused borrowing capacity under our Credit Agreement.
     The Credit Agreement is a $150,000,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Credit Agreement may be used for general corporate purposes, including working capital and capital expenditures.
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
     On September 30, 2009, the Revolving Commitments will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the original total Revolving Commitments of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Sources and Uses of Cash
     During the three months ended March 31, 2009 and 2008, we had net cash flows from operating activities of $5,053,000 and $4,042,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through March 31, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. Approximately 5,700 shares were retained for payment of withholding taxes related to the vesting of restricted stock during the three months ended March 31, 2009 for $20,000.
     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2009 were approximately $1,065,000 ($2,046,000 in 2008). We anticipate capital expenditures in 2009 to be approximately $3,500,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
     Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts under the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     There have been no material changes to such contracts/commitments during the three months ended March 31, 2009. On March 9, 2009, we amended our Credit Agreement; however, there were no material changes to our cash obligations. See “Debt Arrangements and Debt Service Requirements” above for additional information regarding the amendment to the Credit Agreement.
     We anticipate that our contractual cash obligations will be financed through funds generated from operations or refinance our obligations under the Credit Agreement, or a combination thereof.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Inflation
     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2009. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
January 1 — January 31, 2009	—	$—	—	$14,538,204
February 1 — February 28, 2009	—	$—	—	$14,538,204
March 1 — March 31, 2009	5,682	$3.50	5,682	$14,518,317

Total	5,682	$3.50	5,682	$14,518,317

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: May 11, 2009	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 11, 2009	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)