Form 10-Q
period 2009-06-30
SAGA COMMUNICATIONS INC
filed 2009-08-07
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 3, 2009 was 3,664,507 and 599,614, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2009 and December 31, 2008	3
Condensed consolidated statements of income — Three and six months ended June 30, 2009 and 2008	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2009 and 2008	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 6. Exhibits	28
Signatures	29
EX-31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
EX-31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934
EX-32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,736	$6,992
Accounts receivable, net	19,247	20,091
Prepaid expenses and other current assets	2,627	5,072
Barter transactions	2,095	1,532
Deferred income taxes	1,082	1,114

Total current assets	38,787	34,801
Property and equipment	157,464	157,829
Less accumulated depreciation	85,956	84,446

Net property and equipment	71,508	73,383
Other assets:
Broadcast licenses, net	107,673	107,673
Other intangibles, deferred costs and investments, net	6,014	5,603

Total other assets	113,687	113,276

	$223,982	$221,460

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,290	$1,447
Payroll and payroll taxes	6,729	7,326
Other accrued expenses	3,521	3,804
Barter transactions	2,137	1,786
Current portion of long-term debt	13,428	1,061

Total current liabilities	27,105	15,424
Deferred income taxes	5,332	3,294
Long-term debt	120,000	134,350
Other liabilities	3,270	3,295
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	48,660	51,951
Retained earnings	47,957	45,645
Treasury stock	(28,395)	(32,552)

Total stockholders’ equity	68,275	65,097

	$223,982	$221,460

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$31,637	$37,342	$57,761	$68,874
Station operating expense	23,295	27,246	47,235	52,667
Corporate general and administrative	2,158	2,574	4,225	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income	6,184	7,746	6,301	11,305
Other expenses, net:
Interest expense	1,430	1,876	2,203	3,871
Other (income) expense, net	(28)	7	(32)	27

Income before income tax	4,782	5,863	4,130	7,407
Income tax provision	2,108	2,403	1,818	3,037

Net income	$2,674	$3,460	$2,312	$4,370

Earnings per share
Basic	$.63	$.70	$.55	$.88

Diluted	$.63	$.70	$.55	$.88

Weighted average common shares	4,226	4,950	4,192	4,983

Weighted average common and common equivalent shares	4,227	4,951	4,193	4,984

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$12,001	$9,839
Cash flows from investing activities:
Acquisition of property and equipment	(2,574)	(3,525)
Acquisition of stations	—	(10,734)
Other investing activities	302	(169)

Net cash used in investing activities	(2,272)	(14,428)
Cash flows from financing activities:
Payments on long-term debt	(2,000)	(1,000)
Payments for debt issuance costs	(967)	—
Purchase of shares held in treasury	(20)	(3,033)
Proceeds from long-term debt	17	5,500
Other financing activities	(15)	(42)

Net cash (used in) provided by financing activities	(2,985)	1,425

Net increase (decrease) in cash and cash equivalents	6,744	(3,164)
Cash and cash equivalents, beginning of period	6,992	13,343

Cash and cash equivalents, end of period	$13,736	$10,179

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008. Results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized in these financial statements. The evaluation was conducted through August 7, 2009, the date these financial statements were available to be issued.
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
     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 390,000 for the three and six months ended June 30, 2009 and 669,000 for the three and six months ended June 30, 2008. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by June 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.154, Accounting Changes and Error Corrections, this change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $74,000 and $277,000, and decrease earnings per share (basic and diluted) by $.02 and $.07, for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, net income decreased approximately $115,000 and basic and diluted earnings per share decreased by $.04, as a result of this change in estimate.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Revenue Recognition
     Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated.
     Income Taxes
     Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.
     Time Brokerage Agreements
     We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. We account for TBA’s/LMA’s under SFAS No. 13, Accounting for Leases and related interpretations. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Income.
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
2. Recent Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”) became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial position, results of operations and cash flows.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt SFAS 167 in its first quarter of 2010. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial position, results of operations and cash flows.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. The Company will adopt SFAS 166 in its first quarter of 2010. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial position, results of operations and cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in it s financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 during the second quarter of 2009, and its application had no impact on our consolidated financial position, results of operations and cash flows.
     In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. The Company adopted these three FSPs during the second quarter of 2009, and the adoption had no impact on our consolidated financial position, results of operations and cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 effective January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. We adopted SFAS 141R effective January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations and cash flows.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     On January 1, 2009, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to nonfinancial assets and liabilities on a prospective basis. SFAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 did not have a material impact on our consolidated financial position, results of operations and cash flows.
3. Intangible Assets and Goodwill
     Under SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, (“SFAS 142”) goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to impairment tests which are conducted annually, or more frequently if impairment indicators arise.
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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2009:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2008	4,744	598
Exercised options	5	—
Conversion of shares	1	(1)
Issuance of restricted stock	23	3
Forfeiture of restricted stock	(3)	—

Balance, December 31, 2008	4,770	600
Exercised options	1	—
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, June 30, 2009	4,770	599

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     We have a Stock Buy-Back Program to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.
     In March 2009, we used 62,243 shares of treasury stock to fund the 2008 employer contribution under our 401(k) Plan.
5. Acquisitions
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
6. Stock-Based Compensation
     2005 Incentive Compensation Plan
     On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) which replaced our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a select number of employees.
     Stock-Based Compensation
     The Company accounts for stock-based awards under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Compensation expense of approximately $216,000 and $418,000, respectively, and related tax benefits of $95,000 and $184,000, respectively, was recognized for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company recognized compensation expense of approximately $242,000 and $495,000, respectively, and related tax benefits of $99,000 and $203,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the six months ended June 30, 2009:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2009	450,059	$54.11	4.7	$—
Granted	—	—
Exercised	—	—
Expired	(55,998)	51.83
Forfeited	(3,593)	40.50

Outstanding at June 30, 2009	390,468	$54.56	4.7	$—

Exercisable at June 30, 2009	310,015	$58.45	4.1	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2009	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled	(3,593)	20.14

Non-vested at June 30, 2009	80,453	$19.74

     The following summarizes the restricted stock transactions for the six months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited	(1,925)	30.84

Non-vested and outstanding at June 30, 2009	37,368	$31.45

     For the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008, we had approximately $126,000, $252,000, $112,000 and $225,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the Directors Plan for the six months ended June 30, 2009:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at January 1, 2009	1,036	$0.035	$6,802
Granted	—	—
Exercised	(695)	0.032

Outstanding and exercisable at June 30, 2009	341	$0.040	$1,743

7. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement:
Reducing revolver facility	$132,350	$134,350
Secured debt of affiliate	1,078	1,061

	133,428	135,411
Amounts payable within one year	13,428	1,061

	$120,000	$134,350

     Our Credit Agreement is a $150,000,000 reducing revolving line of credit maturing on July 29, 2012. On September 30, 2009, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the original total Revolving Commitment of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
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
     Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $17,650,000 of unused borrowing capacity under the Credit Agreement at June 30, 2009.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; (vi) repurchases of our Class A Common Stock; and (vii) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Approximately $1,061,000 of secured debt of affiliate was refinanced in April 2009 for a term of one year. At June 30, 2009, there was $1,078,000 of secured debt of affiliate outstanding.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
8. Gain on Asset Exchange
     In 2006, the FCC granted to Nextel the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. We have agreed to accept the substitute equipment that Nextel will provide and in turn we must relinquish our existing equipment to Nextel. This arrangement is accounted for as an exchange of assets in accordance with Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, as amended by SFAS No. 153, Exchanges of Nonmonetary Assets.
     The equipment we receive under this arrangement is recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. For the three and six months ended June 30, 2008, we recognized a gain of approximately $224,000 from the exchange of this equipment. There were no asset exchanges in the six months ended June 30, 2009.
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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2009:
Net operating revenue	$27,530	$4,107	$—	$31,637
Station operating expense	19,694	3,601	—	23,295
Corporate general and administrative	—	—	2,158	2,158

Operating income (loss)	$7,836	$506	$(2,158)	$6,184

Depreciation and amortization	$1,516	$664	$48	$2,228

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2008:
Net operating revenue	$32,629	$4,713	$—	$37,342
Station operating expense	23,398	3,848	—	27,246
Corporate general and administrative	—	—	2,574	2,574
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$9,231	$1,089	$(2,574)	$7,746

Depreciation and amortization	$1,591	$605	$53	$2,249

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2009:
Net operating revenue	$50,227	$7,534	$—	$57,761
Station operating expense	40,011	7,224	—	47,235
Corporate general and administrative	—	—	4,225	4,225

Operating income (loss)	$10,216	$310	$(4,225)	$6,301

Depreciation and amortization	$3,047	$1,330	$109	$4,486

Total assets	$176,136	$30,032	$17,814	$223,982

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2008:
Net operating revenue	$60,010	$8,864	$—	$68,874
Station operating expense	45,311	7,356	—	52,667
Corporate general and administrative	—	—	5,126	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$14,699	$1,732	$(5,126)	$11,305

Depreciation and amortization	$3,153	$1,000	$106	$4,259

Total assets	$298,472	$32,136	$13,784	$344,392

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
     For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.
General
     We are a broadcast company primarily engaged in developing and operating radio and television stations.
Radio Segment
     Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2009 and 2008, approximately 88% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue for the first half of 2009. We expect the current environment to continue, and we do not expect any improvements in revenue until the U.S. economy improves substantially.
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
     The primary operating expenses involved in owning and operating radio stations are employee salaries (including commissions), depreciation, programming expenses, and advertising and promotion expenses.
     Although the slowing global economy has negatively affected advertising revenues for a wide variety of media businesses, radio revenue growth has been declining or stagnant over the last several years, primarily in major markets that are dependent on national advertising. We believe that this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players). These recent technologies and media are gaining advertising share against radio and other traditional media.
     We have begun several initiatives to offset the declines in revenue. We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and have added online components including streaming our stations over the Internet and on-demand options. We are seeing development potential in this area and believe that revenues from our interactive initiatives will continue to increase.
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
     In response to the declining trend in revenue caused by the global economic slowdown, we have continued to evaluate and reduce operating expenses. We have made reductions in our workforce, implemented a companywide 5% salary decrease, renegotiated and/or eliminated certain contracts, and are continuing to evaluate every area of our operations for additional savings in expenses.

     During the six months ended June 30, 2009 and 2008 and the years ended December 31, 2008 and 2007, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 30%, 32%, 30% and 32%, respectively, of our consolidated net operating revenue.
     A significant decline in the total available radio advertising dollars in our major markets has resulted in a significant decline in our net operating revenue for the six months ended June 30, 2009 as compared to the corresponding period of 2008. This decrease in net operating revenue has directly affected the operating income of our radio stations in these markets. We do not expect any significant improvements in revenue until there are considerable improvements in the U.S. economy.
     The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	7%	6%	6%	7%
Manchester, New Hampshire	5%	6%	6%	6%
Milwaukee, Wisconsin	14%	15%	14%	14%
Norfolk, Virginia	4%	5%	4%	5%
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
     During the six months ended June 30, 2009 and 2008 and the years ended December 31, 2008 and 2007, the radio stations in our four largest markets when combined, represented approximately 35%, 37%, 37% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	5%	4%	4%	6%
Manchester, New Hampshire	8%	10%	11%	10%
Milwaukee, Wisconsin	22%	21%	20%	20%
Norfolk, Virginia	0%	2%	2%	4%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization.

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
     For the period commencing on January 1, 2009, we have engaged in negotiations with cable and satellite providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We have entered into retransmission consent agreements with certain of these providers and expect these executed agreements will generate approximately $600,000 of new revenue in 2009.
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2009 and 2008, approximately 84% and 80%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue for the first half of 2009. We expect the current environment to continue, and we do not expect any improvements in revenue until the U.S. economy improves substantially.
     In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 is not an election year, we expect political revenue to significantly decline in 2009.

     The primary operating expenses involved in owning and operating television stations are employee salaries (including commissions), depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.
     Our television market in Joplin, Missouri represented approximately 10%, 13%, 14% and 9%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the six months ended June 30, 2009 and 2008 and the years ended December 31, 2008 and 2007.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Results of Operations
     The following tables summarize our results of operations for the three months ended June 30, 2009 and 2008.
Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,637	$37,342	$(5,705)	(15.3)%
Station operating expense	23,295	27,246	(3,951)	(14.5)%
Corporate G&A	2,158	2,574	(416)	(16.2)%
Gain on asset exchange	—	(224)	224	N/M

Operating income	6,184	7,746	(1,562)	(20.2)%
Interest expense	1,430	1,876	(446)	(23.8)%
Other (income) expense, net	(28)	7	(35)	N/M
Income taxes	2,108	2,403	(295)	(12.3)%

Net income	$2,674	$3,460	$(786)	(22.7)%

Earnings per share (basic and diluted)	$.63	$.70	$(.07)	(10.0)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$27,530	$32,629	$(5,099)	(15.6)%
Station operating expense	19,694	23,398	(3,704)	(15.8)%

Operating income	$7,836	$9,231	$(1,395)	(15.1)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,107	$4,713	$(606)	(12.9)%
Station operating expense	3,601	3,848	(247)	(6.4)%
Gain on asset exchange	—	(224)	224	N/M

Operating income	$506	$1,089	$(583)	(53.5)%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2009:
Net operating revenue	$27,530	$4,107	$—	$31,637
Station operating expense	19,694	3,601	—	23,295
Corporate general and administrative	—	—	2,158	2,158

Operating income (loss)	$7,836	$506	$(2,158)	$6,184

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2008:
Net operating revenue	$32,629	$4,713	$—	$37,342
Station operating expense	23,398	3,848	—	27,246
Corporate general and administrative	—	—	2,574	2,574
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$9,231	$1,089	$(2,574)	$7,746

     Consolidated
     For the three months ended June 30, 2009, consolidated net operating revenue was $31,637,000 compared with $37,342,000 for the three months ended June 30, 2008, a decline of approximately $5,705,000 or 15%. We had a decrease of approximately $6,089,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $384,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $1,840,000 and $4,959,000, respectively. Same station gross political revenue decreased approximately $236,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Columbus, OH (25%), Manchester, NH (31%), Milwaukee, WI (20%), Norfolk, VA (30%), and Portland, ME (24%) markets. Our revenue has been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $23,295,000 for the three months ended June 30, 2009, compared with $27,246,000 for the three months ended June 30, 2008, a decrease of $3,951,000 or 15%. Same station operating expense decreased $4,123,000 from the prior year quarter. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. These reductions were partially offset by increased depreciation expense as a result of a change in estimated useful lives of television analog equipment. Station operating expense increased approximately $172,000 from stations that we did not own or operate for the comparable period in 2008.
     Operating income for the three months ended June 30, 2009 was $6,184,000 compared to $7,746,000 for the three months ended June 30, 2008, a decrease of approximately $1,562,000. The decrease was the result of the significant declines in net operating revenue and station operating expense, described in detail above. Additionally, operating income in the prior year quarter included a $224,000 gain recognized from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation. Current year operating income was positively affected by a $416,000 or 16% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was primarily attributable to reductions in travel and travel related expenses, including cost savings from the cancellation of the Company’s annual managers meeting.

     We generated net income of approximately $2,674,000 ($.63 per share on a fully diluted basis) during the three months ended June 30, 2009, compared with $3,460,000 ($.70 per share on a fully diluted basis) for the three months ended June 30, 2008, a decrease of approximately $786,000. The decrease was primarily the result of a decline in operating income of $1,562,000, offset by decreases in interest expense and income tax expense of $446,000 and $295,000, respectively. The decrease in interest expense was attributable to a reduction in average market interest rates of approximately 1.6% as compared to the prior year quarter, partially offset by an increase in the amortization of debt issuance costs. We expect interest expense to increase in the third quarter as a result of the amendment to our debt agreement on March 9, 2009. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the three months ended June 30, 2009, net operating revenue of the radio segment was $27,530,000 compared with $32,629,000 for the three months ended June 30, 2008, which represents a decrease of $5,099,000 or 16%. During the current quarter we had an increase in net operating revenue of approximately $384,000 that was attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $5,483,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $1,466,000 and $4,804,000, respectively. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our radio markets. There were considerable revenue declines in our Columbus, OH (25%), Manchester, NH (31%), Milwaukee, WI (20%), Norfolk, VA (30%), and Portland, ME (24%) markets. Our revenue has been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009.
     Station operating expense for the radio segment was $19,694,000 for the three months ended June 30, 2009, compared with $23,398,000 for the three months ended June 30, 2008, a decline of approximately $3,704,000 or 16%. Same station operating expense decreased $3,876,000 from the prior year quarter. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. During the current quarter we had an increase in station operating expense of approximately $172,000 attributable to stations we did not own and operate for the entire comparable period.
     Operating income in the radio segment decreased $1,395,000 or 15%, to $7,836,000 for the three months ended June 30, 2009, from $9,231,000 for the three months ended June 30, 2008. The decrease was primarily the result of lower same station net operating revenue as described in detail above.
     Television Segment
     For the three months ended June 30, 2009, net operating revenue of our television segment was $4,107,000 compared with $4,713,000 for the three months ended June 30, 2008, a decrease of $606,000 or 13%. Gross national revenue and gross local revenue decreased approximately $374,000 and $155,000, respectively. Gross political revenue decreased approximately $178,000 in the current quarter as compared to the prior year period. All of our television markets have been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the three months ended June 30, 2009 was $3,601,000, compared with $3,848,000 for the three months ended June 30, 2008, a decrease of approximately $247,000 or 6%. Station operating expense decreased $306,000 as a result of cost reductions and declines in net operating revenue. However, this decrease was offset by an increase in depreciation expense as a result of a change in the estimated useful life of television analog equipment.

     Operating income in the television segment for the three months ended June 30, 2009 was $506,000 compared to $1,089,000 for the three months ended June 30, 2008, a decrease of approximately $583,000 or 54%. The decrease was primarily the result of the decline in net operating revenue as discussed above. Additionally, operating income in the prior year quarter included a $224,000 gain recognized from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Results of Operations
     The following tables summarize our results of operations for the six months ended June 30, 2009 and 2008.
Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$57,761	$68,874	$(11,113)	(16.1)%
Station operating expense	47,235	52,667	(5,432)	(10.3)%
Corporate G&A	4,225	5,126	(901)	(17.6)%
Gain on asset exchange	—	(224)	224	N/M

Operating income	6,301	11,305	(5,004)	(44.3)%
Interest expense	2,203	3,871	(1,668)	(43.1)%
Other (income) expense, net	(32)	27	(59)	N/M
Income taxes	1,818	3,037	(1,219)	(40.1)%

Net income	$2,312	$4,370	$(2,058)	(47.1)%

Earnings per share (basic and diluted)	$.55	$.88	$(.33)	(37.5)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$50,227	$60,010	$(9,783)	(16.3)%
Station operating expense	40,011	45,311	(5,300)	(11.7)%

Operating income	$10,216	$14,699	$(4,483)	(30.5)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$7,534	$8,864	$(1,330)	(15.0)%
Station operating expense	7,224	7,356	(132)	(1.8)%
Gain on asset exchange	—	(224)	224	N/M

Operating income	$310	$1,732	$(1,422)	(82.1)%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2009:
Net operating revenue	$50,227	$7,534	$—	$57,761
Station operating expense	40,011	7,224	—	47,235
Corporate general and administrative	—	—	4,225	4,225

Operating income (loss)	$10,216	$310	$(4,225)	$6,301

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2008:
Net operating revenue	$60,010	$8,864	$—	$68,874
Station operating expense	45,311	7,356	—	52,667
Corporate general and administrative	—	—	5,126	5,126
Gain on asset exchange	—	(224)	—	(224)

Operating income (loss)	$14,699	$1,732	$(5,126)	$11,305

     Consolidated
     For the six months ended June 30, 2009, consolidated net operating revenue was $57,761,000 compared with $68,874,000 for the six months ended June 30, 2008, a decline of approximately $11,113,000 or 16%. We had a decrease of approximately $11,685,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $572,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $3,239,000 and $9,367,000, respectively. Same station gross political revenue decreased approximately $849,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (32%), Columbus, OH (18%), Manchester, NH (34%), Milwaukee, WI (20%), Norfolk, VA (33%), Portland, ME (20%) and Joplin, MO (14%) markets. Our revenue has been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $47,235,000 for the six months ended June 30, 2009, compared with $52,667,000 for the six months ended June 30, 2008, a decrease of approximately $5,432,000 or 10%. Approximately $5,753,000 of the decrease was attributable to stations we owned and operated for the entire comparable period. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. These reductions were partially offset by increased depreciation expense as a result of a change in estimated useful lives of television analog equipment. Station operating expense increased approximately $321,000 from stations that we did not own or operate for the comparable period in 2008.
     Operating income for the six months ended June 30, 2009 was $6,301,000 compared to $11,305,000 for the six months ended June 30, 2008, a decrease of approximately $5,004,000, or 44%. The decrease was the result of reduced net operating revenue and lower station operating expense, described in detail above, and a $901,000 or 18% decrease in corporate general and administrative charges. Additionally, operating income in the prior year period included a $224,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation. The decrease in corporate general and administrative charges was primarily attributable to reductions in travel and travel related expenses, including cost savings from the cancellation of the Company’s annual managers meeting, and reductions in compensation related costs.

     We generated net income of approximately $2,312,000 ($.55 per share on a fully diluted basis) during the six months ended June 30, 2009, compared with $4,370,000 ($.88 per share on a fully diluted basis) for the six months ended June 30, 2008, a decrease of approximately $2,058,000 or 47%. The decrease was primarily the result of a decline in operating income of $5,004,000, offset by decreases in interest expense and income tax expense of $1,668,000 and $1,219,000, respectively. The decrease in interest expense was attributable to a reduction in average market interest rates of approximately 2.6% as compared to the prior year, partially offset by an increase in the amortization of debt issuance costs. We expect interest expense to increase in the third quarter as a result of the amendment to our debt agreement on March 9, 2009. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the six months ended June 30, 2009, net operating revenue of the radio segment was $50,227,000 compared with $60,010,000 for the six months ended June 30, 2008, a decrease of $9,783,000 or 16%. During 2009 we had an increase in net operating revenue of approximately $572,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $10,355,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $2,659,000 and $8,768,000, respectively. Same station gross political revenue decreased approximately $484,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (32%), Columbus, OH (18%), Manchester, NH (34%), Milwaukee, WI (20%), Norfolk, VA (33%) and Portland, ME (20%) markets. Our revenue has been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $40,011,000 for the six months ended June 30, 2009, compared with $45,311,000 for the six months ended June 30, 2008, a decrease of approximately $5,300,000 or 12%. The decrease resulted from a decrease of $5,621,000 in same station operating expense, offset by an increase of $321,000 from the operation of radio stations that we did not own or operate for the comparable period in 2008. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue.
     Operating income in the radio segment for the six months ended June 30, 2009 was $10,216,000 compared to $14,699,000 for the six months ended June 30, 2008, a decrease of approximately $4,483,000 or 31%. The decrease was attributable to lower same station net operating revenue as discussed above.
     Television Segment
     For the six months ended June 30, 2009, net operating revenue of our television segment was $7,534,000 compared with $8,864,000 for the six months ended June 30, 2008, a decrease of $1,330,000 or 15%. Gross national revenue and gross local revenue decreased approximately $580,000 and $599,000, respectively. Gross political revenue decreased approximately $365,000 in the current year as compared to the prior year period. All of our television markets have been directly affected by the ongoing economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue throughout 2009. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the six months ended June 30, 2009 was $7,224,000, compared with $7,356,000 for the six months ended June 30, 2008, a decrease of approximately $132,000 or 2%. Although departmental expenses of the television segment have been reduced approximately 7% in the current year, depreciation expense has increased approximately $330,000 as a result of the acceleration in the estimated useful life of television analog equipment.

     Operating income in the television segment for the six months ended June 30, 2009 was $310,000 compared to $1,732,000 for the six months ended June 30, 2008, a decrease of approximately $1,422,000 or 82%. The decrease was primarily the result of the decline in net operating revenue as discussed above. Also contributing to the decrease in operating income was a $224,000 gain recognized in the prior year from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation.
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
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of June 30, 2009, we had $133,428,000 of long-term debt (including the current portion thereof) outstanding and approximately $17,650,000 of unused borrowing capacity under our Credit Agreement.
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
     On September 30, 2009, the Revolving Commitments will be permanently reduced by $1,250,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 4.375% to 12.5% of the original total Revolving Commitment of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Sources and Uses of Cash
     During the six months ended June 30, 2009 and 2008, we had net cash flows from operating activities of $12,001,000 and $9,839,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through June 30, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. Approximately 5,700 shares were retained for payment of withholding taxes related to the vesting of restricted stock during the six months ended June 30, 2009 for $20,000.
     Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2009 were approximately $2,574,000 ($3,525,000 in 2008). We anticipate capital expenditures in 2009 to be approximately $3,500,000 to $4,000,000, which we expect to finance through funds generated from operations or additional borrowings under the Credit Agreement.
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
     There have been no material changes to such contracts/commitments during the six months ended June 30, 2009. On March 9, 2009, we amended our Credit Agreement; however, there were no material changes to our cash obligations. See “Debt Arrangements and Debt Service Requirements” above for additional information regarding the amendment to the Credit Agreement.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     The Annual Meeting of Stockholders was held on May 11, 2009.
     At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
     (1) The seven nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Against
Clarke Brown*	1,736,033	1,050,099
Gary Stevens*	1,739,427	1,046,705
Donald Alt	8,742,945	39,327
Brian Brady	8,754,001	28,271
Edward K. Christian	8,200,003	582,269
Robert Maccini	8,742,358	39,914
David Stephens	8,751,683	30,589

*	Elected by the holders of Class A Common Stock.
     (2) The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2009 was approved with 8,769,412 votes cast for, 6,348 votes cast against and 6,512 abstentions.

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

SAGA COMMUNICATIONS, INC
Date: August 7, 2009	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 7, 2009	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)