Form 10-Q
period 2009-09-30
SAGA COMMUNICATIONS INC
filed 2009-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 2, 2009 was 3,664,848 and 599,614, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$16,649	$6,992
Accounts receivable, net	19,146	20,091
Prepaid expenses and other current assets	2,050	5,072
Barter transactions	1,995	1,532
Deferred income taxes	1,061	1,114

Total current assets	40,901	34,801
Property and equipment	158,005	157,829
Less accumulated depreciation	87,801	84,446

Net property and equipment	70,204	73,383
Other assets:
Broadcast licenses, net	107,673	107,673
Other intangibles, deferred costs and investments, net	5,962	5,603

Total other assets	113,635	113,276

	$224,740	$221,460

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,186	$1,447
Payroll and payroll taxes	6,232	7,326
Other accrued expenses	3,427	3,804
Barter transactions	2,050	1,786
Current portion of long-term debt	20,578	1,061

Total current liabilities	33,473	15,424
Deferred income taxes	6,860	3,294
Long-term debt	110,000	134,350
Other liabilities	3,300	3,295
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	49,022	51,951
Retained earnings	50,427	45,645
Treasury stock	(28,395)	(32,552)

Total stockholders’ equity	71,107	65,097

	$224,740	$221,460

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
		(In thousands, except per share data)
Net operating revenue	$31,253	$36,192	$89,014	$105,066
Station operating expense	23,556	26,588	70,791	79,255
Corporate general and administrative	1,906	2,485	6,131	7,611
Gain on asset exchange	—	(282)	—	(506)

Operating income	5,791	7,401	12,092	18,706
Other expenses, net:
Interest expense	1,386	1,889	3,589	5,760
Other expense, net	43	—	11	27

Income before income tax	4,362	5,512	8,492	12,919
Income tax provision	1,892	2,415	3,710	5,452

Net income	$2,470	$3,097	$4,782	$7,467

Earnings per share
Basic	$.58	$.65	$1.14	$1.52

Diluted	$.58	$.65	$1.14	$1.52

Weighted average common shares	4,227	4,735	4,202	4,898

Weighted average common and common equivalent shares	4,227	4,738	4,203	4,902

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$18,649	$18,185
Cash flows from investing activities:
Acquisition of property and equipment	(3,237)	(5,134)
Acquisition of stations	—	(10,944)
Other investing activities	89	(101)

Net cash used in investing activities	(3,148)	(16,179)
Cash flows from financing activities:
Payments on long-term debt	(4,850)	(1,000)
Payments for debt modification	(967)	—
Purchase of shares held in treasury	(20)	(11,810)
Proceeds from long-term debt	17	5,500
Other financing activities	(24)	(42)

Net cash used in financing activities	(5,844)	(7,352)

Net increase (decrease) in cash and cash equivalents	9,657	(5,346)
Cash and cash equivalents, beginning of period	6,992	13,343

Cash and cash equivalents, end of period	$16,649	$7,997

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008. Results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements. The evaluation was conducted through November 9, 2009, the date these financial statements were issued.
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
     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 388,000 for the three and nine months ended September 30, 2009 and 481,000 for the three and nine months ended September 30, 2008. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by June 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. This change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income and earnings per share (basic and diluted) by approximately $277,000 and $.07, respectively, for the nine months ended September 30, 2009. The change in estimate had no effect on the three months ended September 30, 2009. For the three and nine months ended September 30, 2008, net income decreased approximately $122,000 and $237,000, respectively, and earnings per share (basic and diluted) decreased by $.03 and $.05, respectively, as a result of this change in estimate.

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
     Income Taxes
     Our effective tax rate is higher than the federal statutory rate primarily as a result of the inclusion of state taxes in the income tax amount.
     Time Brokerage Agreements
     Historically, we have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Income.
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
2. Recent Accounting Pronouncements
     In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on our financial statements.
     On January 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of this guidance did not have a material impact on our financial statements.
     On January 1, 2009, we adopted authoritative guidance on fair value measurement for nonfinancial assets and liabilities. Adoption of the new guidance did not have a material impact on our financial statements.
     In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance required revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. We do not expect the adoption of this guidance to have a material impact on our financial statements.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective for the Company in the first quarter of 2010. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. We do not expect the adoption of this guidance to have a material impact on our financial statements.
3. Intangible Assets
     We evaluate our FCC licenses for impairment annually as of October 1st or more frequently if events or circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater that their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value.
     We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.
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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2009:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2008	4,744	598
Exercised options	5	—
Conversion of shares	1	(1)
Issuance of restricted stock	23	3
Forfeiture of restricted stock	(3)	—

Balance, December 31, 2008	4,770	600
Exercised options	2	—
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, September 30, 2009	4,771	599

     We have a Stock Buy-Back Program to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.
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
     In 2009, we began broadcasting with ten analog translators, carrying either a primary or an HD program stream, in seven of our radio markets. These translators are not material to the results of the Company.
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
     On January 31, 2008, we paid $1,350,000 in connection with the 2006 acquisition of one FM radio station (WTMT-FM) serving the Asheville, North Carolina market.
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
     Stock-Based Compensation
     Stock-based compensation expense of approximately $220,000 and $638,000, respectively, and related tax benefits of $97,000 and $281,000, respectively, were recognized for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company recognized stock-based compensation expense of approximately $202,000 and $698,000, respectively, and related tax benefits of $85,000 and $294,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the nine months ended September 30, 2009:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2009	450,059	$54.11	4.7	$—
Granted	—	—
Exercised	—	—
Expired	(57,997)	51.90
Forfeited	(3,593)	40.50

Outstanding at September 30, 2009	388,469	$54.56	4.5	$—

Exercisable at September 30, 2009	308,016	$58.48	3.9	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2009	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled	(3,593)	20.14

Non-vested at September 30, 2009	80,453	$19.74

     The following summarizes the restricted stock transactions for the nine months ended September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2009	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited	(1,925)	30.84

Non-vested and outstanding at September 30, 2009	37,368	$31.45

     For the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, we had approximately $128,000, $380,000, $136,000 and $361,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements.
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

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the Directors Plan for the nine months ended September 30, 2009:

		Weighted	Aggregate
	Number of	Average Price	Intrinsic
	Options	per Share	Value
Outstanding at January 1, 2009	1,036	$0.035	$6,802
Granted	—	—
Exercised	(1,036)	0.035

Outstanding and exercisable at September 30, 2009	—	$—	$—

7. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement:
Reducing revolver facility	$129,500	$134,350
Secured debt of affiliate	1,078	1,061

	130,578	135,411
Amounts payable within one year	20,578	1,061

	$110,000	$134,350

     Our Credit Agreement is a $148,750,000 reducing revolving line of credit maturing on July 29, 2012. On December 31, 2009, the Revolving Commitments (as defined in the Credit Agreement) will be permanently reduced by $8,750,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 5.0% to 12.5% of the original total Revolving Commitment of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     At September 30, 2009, due to the scheduled reductions, we are required to make a $9,500,000 payment on June 30, 2010 (of which $5,000,000 was paid in October 2009), and a $10,000,000 payment on both September 30, 2010 and December 31, 2010. We are actively seeking new debt financing, and expect to have either an amendment to the Credit Agreement or a new loan in place no later than March 2010. However, there are no assurances that new financing will be available on acceptable terms, if at all, and if necessary we anticipate making the required payments from cash on hand and funds generated from operations.
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
     Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. We have approximately $19,250,000 of unused borrowing capacity under the Credit Agreement at September 30, 2009.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to (i) the incurrence of additional indebtedness; (ii) acquisitions, except under specified conditions; (iii) the incurrence of additional liens, except those relating to capital leases and purchase money indebtedness; (iv) the disposition of assets; (v) the payment of cash dividends; (vi) repurchases of our Class A Common Stock; and (vii) mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Approximately $1,061,000 of secured debt of affiliate was refinanced in April 2009 for a term of one year. At September 30, 2009, there was $1,078,000 of secured debt of affiliate outstanding.
8. Gain on Asset Exchange
     In 2006, the FCC granted to Nextel the right to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. We have agreed to accept the substitute equipment that Nextel will provide and in turn we must relinquish our existing equipment to Nextel. This arrangement is accounted for as an exchange of assets.
     The equipment we receive under this arrangement is recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment is exchanged and put into service in each of our markets we have and expect to continue to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange. For the three and nine months ended September 30, 2008, we recognized gains of approximately $282,000 and $506,000, respectively, from the exchange of this equipment. There were no asset exchanges in the nine months ended September 30, 2009.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
9. Segment Information
     We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.
     The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations, ten analog translators and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2009:
Net operating revenue	$26,992	$4,261	$—	$31,253
Station operating expense	20,046	3,510	—	23,556
Corporate general and administrative	—	—	1,906	1,906

Operating income (loss)	$6,946	$751	$(1,906)	$5,791

Depreciation and amortization	$1,521	$453	$57	$2,031

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2008:
Net operating revenue	$31,306	$4,886	$—	$36,192
Station operating expense	22,717	3,871	—	26,588
Corporate general and administrative	—	—	2,485	2,485
Gain on asset exchange	—	(282)	—	(282)

Operating income (loss)	$8,589	$1,297	$(2,485)	$7,401

Depreciation and amortization	$1,618	$620	$54	$2,292

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2009:
Net operating revenue	$77,219	$11,795	$—	$89,014
Station operating expense	60,057	10,734	—	70,791
Corporate general and administrative	—	—	6,131	6,131

Operating income (loss)	$17,162	$1,061	$(6,131)	$12,092

Depreciation and amortization	$4,568	$1,783	$166	$6,517

Total assets	$172,244	$28,968	$23,528	$224,740

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2008:
Net operating revenue	$91,316	$13,750	$—	$105,066
Station operating expense	68,028	11,227	—	79,255
Corporate general and administrative	—	—	7,611	7,611
Gain on asset exchange	—	(506)	—	(506)

Operating income (loss)	$23,288	$3,029	$(7,611)	$18,706

Depreciation and amortization	$4,771	$1,620	$160	$6,551

Total assets	$295,422	$32,447	$11,946	$339,815

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
     For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations, ten analog translators and five radio information networks. The Television segment includes three markets and consists of five television stations and four LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.
General
     We are a broadcast company primarily engaged in developing and operating radio and television stations.
Radio Segment
     Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2009 and 2008, approximately 87% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue in 2009. The recent economic conditions have negatively affected the demand for advertising and will present a challenge to the revenue and profit growth of our Company for as long as the current economic conditions persist.
     In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 is not a significant election year, political revenue has significantly declined in 2009.
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

     During the nine months ended September 30, 2009 and 2008 and the years ended December 31, 2008 and 2007, our Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 29%, 32%, 30% and 32%, respectively, of our consolidated net operating revenue.
     A significant decline in the total available radio advertising dollars in our major markets has resulted in a significant decline in our net operating revenue for the nine months ended September 30, 2009 as compared to the corresponding period of 2008. This decrease in net operating revenue has directly affected the operating income of our radio stations in these markets. We do not expect any significant improvements in revenue until there are considerable improvements in the U.S. economy.
     The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	7%	6%	6%	7%
Manchester, New Hampshire	5%	7%	6%	6%
Milwaukee, Wisconsin	13%	15%	14%	14%
Norfolk, Virginia	4%	4%	4%	5%
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
     During the nine months ended September 30, 2009 and 2008 and the years ended December 31, 2008 and 2007, the radio stations in our four largest markets when combined, represented approximately 35%, 38%, 37% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2009	2008	2008	2007
Market:
Columbus, Ohio	5%	4%	4%	6%
Manchester, New Hampshire	8%	11%	11%	10%
Milwaukee, Wisconsin	21%	21%	20%	20%
Norfolk, Virginia	1%	2%	2%	4%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization.

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
     For the period commencing on January 1, 2009, we have engaged in negotiations with cable and satellite providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We entered into retransmission consent agreements with certain of these providers and have recognized approximately $361,000 in revenue for the nine months ended September 30, 2009.
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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2009 and 2008, approximately 83% and 81%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue in 2009. The recent economic conditions negatively affect the demand for advertising and present a challenge to the revenue and profit growth of our Company for as long as the current economic conditions persist.
     In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 is not a significant election year, political revenue has significantly declined in 2009.
     The primary operating expenses involved in owning and operating television stations are employee salaries (including commissions), depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

     Our television market in Joplin, Missouri represented approximately 11%, 13%, 14% and 9%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the nine months ended September 30, 2009 and 2008 and the years ended December 31, 2008 and 2007.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Results of Operations
     The following tables summarize our results of operations for the three months ended September 30, 2009 and 2008.
Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,253	$36,192	$(4,939)	(13.6)%
Station operating expense	23,556	26,588	(3,032)	(11.4)%
Corporate G&A	1,906	2,485	(579)	(23.3)%
Gain on asset exchange	—	(282)	282	N/M

Operating income	5,791	7,401	(1,610)	(21.8)%
Interest expense	1,386	1,889	(503)	(26.6)%
Other (income) expense, net	43	—	43	N/M
Income taxes	1,892	2,415	(523)	(21.7)%

Net income	$2,470	$3,097	$(627)	(20.2)%

Earnings per share (basic and diluted)	$.58	$.65	$(.07)	(10.8)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$26,992	$31,306	$(4,314)	(13.8)%
Station operating expense	20,046	22,717	(2,671)	(11.8)%

Operating income	$6,946	$8,589	$(1,643)	(19.1)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,261	$4,886	$(625)	(12.8)%
Station operating expense	3,510	3,871	(361)	(9.3)%
Gain on asset exchange	—	(282)	282	N/M

Operating income	$751	$1,297	$(546)	(42.1)%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2009:
Net operating revenue	$26,992	$4,261	$—	$31,253
Station operating expense	20,046	3,510	—	23,556
Corporate general and administrative	—	—	1,906	1,906

Operating income (loss)	$6,946	$751	$(1,906)	$5,791

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2008:
Net operating revenue	$31,306	$4,886	$—	$36,192
Station operating expense	22,717	3,871	—	26,588
Corporate general and administrative	—	—	2,485	2,485
Gain on asset exchange	—	(282)	—	(282)

Operating income (loss)	$8,589	$1,297	$(2,485)	$7,401

     Consolidated
     For the three months ended September 30, 2009, consolidated net operating revenue was $31,253,000 compared with $36,192,000 for the three months ended September 30, 2008, a decline of approximately $4,939,000 or 14%. We had a decrease of approximately $5,327,000 in net operating revenue generated by stations that we own or operate for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $388,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $737,000 and $3,784,000, respectively. Same station gross political revenue decreased approximately $1,654,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (30%), Columbus, OH (27%), Manchester, NH (35%), Milwaukee, WI (22%), and Norfolk, VA (21%) markets. Our revenue has been directly affected by the current adverse economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue in the fourth quarter. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $23,556,000 for the three months ended September 30, 2009, compared with $26,588,000 for the three months ended September 30, 2008, a decrease of $3,032,000 or 11%. Same station operating expense decreased $3,185,000 from the prior year quarter. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. Station operating expense increased approximately $153,000 from stations that we did not own or operate for the comparable period in 2008.
     Operating income for the three months ended September 30, 2009 was $5,791,000 compared to $7,401,000 for the three months ended September 30, 2008, a decrease of approximately $1,610,000. The decrease was the result of the significant declines in net operating revenue and station operating expense, described in detail above. Additionally, operating income in the prior year quarter included a $282,000 gain recognized from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation. Current year operating income was positively affected by a $579,000 or 23% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was primarily attributable to reductions in compensation and compensation related costs of approximately $400,000 and overall expense reductions, including a decline in audit fees, interactive fees and travel expenses.

     We generated net income of approximately $2,470,000 ($.58 per share on a fully diluted basis) during the three months ended September 30, 2009, compared with $3,097,000 ($.65 per share on a fully diluted basis) for the three months ended September 30, 2008, a decrease of approximately $627,000. The decrease was primarily the result of a decline in operating income of $1,610,000, offset by decreases in interest expense and income tax expense of $503,000 and $523,000, respectively. The decrease in interest expense was attributable to a reduction in average market interest rates of approximately 1.7% as compared to the prior year quarter, partially offset by an increase in the amortization of debt issuance costs. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the three months ended September 30, 2009, net operating revenue of the radio segment was $26,992,000 compared with $31,306,000 for the three months ended September 30, 2008, which represents a decrease of $4,314,000 or 14%. During the current quarter we had an increase in net operating revenue of approximately $388,000 that was attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $4,702,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $602,000 and $3,825,000, respectively. Same station gross political revenue decreased approximately $987,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our radio markets. There were considerable revenue declines in our Charlottesville, VA (30%), Columbus, OH (27%), Manchester, NH (35%), Milwaukee, WI (22%), and Norfolk, VA (21%) markets. Our revenue has been directly affected by the current adverse economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue in the fourth quarter. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $20,046,000 for the three months ended September 30, 2009, compared with $22,717,000 for the three months ended September 30, 2008, a decline of approximately $2,671,000 or 12%. Same station operating expense decreased $2,824,000 from the prior year quarter. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. During the current quarter we had an increase in station operating expense of approximately $153,000 attributable to stations we did not own and operate for the entire comparable period.
     Operating income in the radio segment decreased $1,643,000 or 19%, to $6,946,000 for the three months ended September 30, 2009, from $8,589,000 for the three months ended September 30, 2008. The decrease was primarily the result of lower same station net operating revenue as described in detail above.
     Television Segment
     For the three months ended September 30, 2009, net operating revenue of our television segment was $4,261,000 compared with $4,886,000 for the three months ended September 30, 2008, a decrease of $625,000 or 13%. The decline in net operating revenue was primarily the result of a reduction in gross political revenue of $667,000 as compared to the prior year period. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the three months ended September 30, 2009 was $3,510,000, compared with $3,871,000 for the three months ended September 30, 2008, a decrease of approximately $361,000 or 9%. Station operating expense decreased $194,000 as a result of cost reductions and declines in net operating revenue. Additionally, depreciation expense was approximately $167,000 higher in the prior year quarter primarily as a result of a change in the estimated useful life of television analog equipment in 2008.

     Operating income in the television segment for the three months ended September 30, 2009 was $751,000 compared to $1,297,000 for the three months ended September 30, 2008, a decrease of approximately $546,000 or 42%. The decrease was primarily the result of the decline in net operating revenue as discussed above. Additionally, operating income in the prior year quarter included a $282,000 gain recognized from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Results of Operations
     The following tables summarize our results of operations for the nine months ended September 30, 2009 and 2008.
Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$89,014	$105,066	$(16,052)	(15.3)%
Station operating expense	70,791	79,255	(8,464)	(10.7)%
Corporate G&A	6,131	7,611	(1,480)	(19.4)%
Gain on asset exchange	—	(506)	506	N/M

Operating income	12,092	18,706	(6,614)	(35.4)%
Interest expense	3,589	5,760	(2,171)	(37.7)%
Other (income) expense, net	11	27	(16)	N/M
Income taxes	3,710	5,452	(1,742)	(32.0)%

Net income	$4,782	$7,467	$(2,685)	(36.0)%

Earnings per share (basic and diluted)	$1.14	$1.52	$(.38)	(25.0)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$77,219	$91,316	$(14,097)	(15.4)%
Station operating expense	60,057	68,028	(7,971)	(11.7)%

Operating income	$17,162	$23,288	$(6,126)	(26.3)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$11,795	$13,750	$(1,955)	(14.2)%
Station operating expense	10,734	11,227	(493)	(4.4)%
Gain on asset exchange	—	(506)	506	N/M

Operating income	$1,061	$3,029	$(1,968)	(65.0)%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2009:
Net operating revenue	$77,219	$11,795	$—	$89,014
Station operating expense	60,057	10,734	—	70,791
Corporate general and administrative	—	—	6,131	6,131

Operating income (loss)	$17,162	$1,061	$(6,131)	$12,092

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2008:
Net operating revenue	$91,316	$13,750	$—	$105,066
Station operating expense	68,028	11,227	—	79,255
Corporate general and administrative	—	—	7,611	7,611
Gain on asset exchange	—	(506)	—	(506)

Operating income (loss)	$23,288	$3,029	$(7,611)	$18,706

      Consolidated
     For the nine months ended September 30, 2009, consolidated net operating revenue was $89,014,000 compared with $105,066,000 for the nine months ended September 30, 2008, a decline of approximately $16,052,000 or 15%. We had a decrease of approximately $17,012,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $960,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $3,976,000 and $13,152,000, respectively. Same station gross political revenue decreased approximately $2,503,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (31%), Columbus, OH (21%), Manchester, NH (34%), Milwaukee, WI (21%), Norfolk, VA (29%) and Joplin, MO (16%) markets. Our revenue has been directly affected by the current adverse economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue in the fourth quarter. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense was $70,791,000 for the nine months ended September 30, 2009, compared with $79,255,000 for the nine months ended September 30, 2008, a decrease of approximately $8,464,000 or 11%. Approximately $8,938,000 of the decrease was attributable to stations we owned and operated for the entire comparable period. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. Station operating expense increased approximately $474,000 from stations that we did not own or operate for the comparable period in 2008.
     Operating income for the nine months ended September 30, 2009 was $12,092,000 compared to $18,706,000 for the nine months ended September 30, 2008, a decrease of approximately $6,614,000, or 35%. The decrease was the result of reduced net operating revenue and lower station operating expense, described in detail above, and a $1,480,000 or 19% decrease in corporate general and administrative charges. Additionally, operating income in the prior year period included a $506,000 gain from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation. The decrease in corporate general and administrative charges was primarily attributable to reductions of approximately $700,000 in compensation related costs, and overall reductions in interactive fees and travel and travel related expenses, including cost savings from the cancellation of the Company’s annual managers meeting.

     We generated net income of approximately $4,782,000 ($1.14 per share on a fully diluted basis) during the nine months ended September 30, 2009, compared with $7,467,000 ($1.52 per share on a fully diluted basis) for the nine months ended September 30, 2008, a decrease of approximately $2,685,000 or 36%. The decrease was primarily the result of a decline in operating income of $6,614,000, offset by decreases in interest expense and income tax expense of $2,171,000 and $1,742,000, respectively. The decrease in interest expense was attributable to a reduction in average market interest rates of approximately 2.3% as compared to the prior year, partially offset by an increase in the amortization of debt issuance costs. The decrease in income tax expense was directly attributable to operating performance.
     Radio Segment
     For the nine months ended September 30, 2009, net operating revenue of the radio segment was $77,219,000 compared with $91,316,000 for the nine months ended September 30, 2008, a decrease of $14,097,000 or 15%. During 2009 we had an increase in net operating revenue of approximately $960,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $15,057,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $3,261,000 and $12,594,000, respectively. Same station gross political revenue decreased approximately $1,471,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (31%), Columbus, OH (21%), Manchester, NH (34%), Milwaukee, WI (21%) and Norfolk, VA (29%) markets. Our revenue has been directly affected by the current adverse economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue in the fourth quarter. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense for the radio segment was $60,057,000 for the nine months ended September 30, 2009, compared with $68,028,000 for the nine months ended September 30, 2008, a decrease of approximately $7,971,000 or 12%. The decrease resulted from a decrease of $8,445,000 in same station operating expense, offset by an increase of $474,000 from the operation of radio stations that we did not own or operate for the comparable period in 2008. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue.
     Operating income in the radio segment for the nine months ended September 30, 2009 was $17,162,000 compared to $23,288,000 for the nine months ended September 30, 2008, a decrease of approximately $6,126,000 or 26%. The decrease was attributable to lower same station net operating revenue as discussed above.
      Television Segment
     For the nine months ended September 30, 2009, net operating revenue of our television segment was $11,795,000 compared with $13,750,000 for the nine months ended September 30, 2008, a decrease of $1,955,000 or 14%. Gross national revenue and gross local revenue decreased approximately $715,000 and $558,000, respectively. Gross political revenue decreased approximately $1,032,000 in the current year as compared to the prior year period. All of our television markets have been directly affected by the current adverse economic conditions. There has been an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. We expect this trend to continue in the fourth quarter. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.
     Station operating expense in the television segment for the nine months ended September 30, 2009 was $10,734,000, compared with $11,227,000 for the nine months ended September 30, 2008, a decrease of approximately $493,000 or 4%. Although departmental expenses of the television segment have been reduced approximately 7% in the current year, depreciation expense has increased approximately $163,000 as a result of the acceleration in the estimated useful life of television analog equipment.

     Operating income in the television segment for the nine months ended September 30, 2009 was $1,061,000 compared to $3,029,000 for the nine months ended September 30, 2008, a decrease of approximately $1,968,000 or 65%. The decrease was primarily the result of the decline in net operating revenue as discussed above. Also contributing to the decrease in operating income was a $506,000 gain recognized in the prior year from the exchange of equipment under an arrangement the Company has with Sprint Nextel Corporation.
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
Liquidity and Capital Resources
      Debt Arrangements and Debt Service Requirements
     As of September 30, 2009, we had $130,578,000 of long-term debt (including the current portion thereof) outstanding and approximately $19,250,000 of unused borrowing capacity under our Credit Agreement.
     The Credit Agreement is a $148,750,000 reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Credit Agreement may be used for general corporate purposes, including working capital and capital expenditures.
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
     On December 31, 2009, the Revolving Commitments will be permanently reduced by $8,750,000 and will continue to be permanently reduced at the end of each calendar quarter thereafter in amounts ranging from 5.0% to 12.5% of the original total Revolving Commitment of $200,000,000. In addition, the Revolving Commitments shall be further reduced by specified percentages of Excess Cash Flow (as defined in the Credit Agreement) based on leverage ratios. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

     At September 30, 2009, due to the scheduled reductions, we are required to make a $9,500,000 payment on June 30, 2010 (of which $5,000,000 was paid in October 2009), and a $10,000,000 payment on both September 30, 2010 and December 31, 2010. We are actively seeking new debt financing, and expect to have either an amendment to the Credit Agreement or a new loan in place no later than March 2010. However, there are no assurances that new financing will be available on acceptable terms, if at all, and if necessary we anticipate making the required payments from cash on hand and funds generated from operations.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Sources and Uses of Cash
     During the nine months ended September 30, 2009 and 2008, we had net cash flows from operating activities of $18,649,000 and $18,185,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through September 30, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. Approximately 5,700 shares were retained for payment of withholding taxes related to the vesting of restricted stock during the nine months ended September 30, 2009 for $20,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.
     On October 28, 2009, the Company made a $5,000,000 debt payment on the outstanding balance of our Credit Agreement.
     Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2009 were approximately $3,237,000 ($5,134,000 in 2008). We anticipate capital expenditures in 2009 to be approximately $4,000,000 to $4,200,000, which we expect to finance through funds generated from operations.
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
     There have been no material changes to such contracts/commitments during the nine months ended September 30, 2009. On March 9, 2009, we amended our Credit Agreement; however, there were no material changes to our cash obligations. See “Debt Arrangements and Debt Service Requirements” above for additional information regarding the amendment to the Credit Agreement.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 16, 2009, Aldav, LLC (“Aldav”) filed a complaint in the United States District Court for the Eastern District of Texas, Tyler Division, against Saga and certain other radio companies alleging infringement of its patent relating to in-stream ad insertion. Among other things, Aldav is seeking an injunction, actual damages and enhanced damages. Saga has a license agreement with Ando Media LLC (“Ando”) to use in-stream ad insertion. Ando is an affiliate of Robert Maccini, a former director of Saga. Under the license agreement, Saga is indemnified for third-party claims related to a breach of the representation by Ando that its grant of the license does not infringe upon the rights of any third party. Saga intends to vigorously defend its position. If there is an adverse outcome in the litigation and we are unable to uphold the terms of our indemnification agreement with Ando, that could cause a material adverse effect to our financial position.
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

SAGA COMMUNICATIONS, INC.
Date: November 9, 2009	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2009	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)