Form 10-K
period 2009-12-31
SAGA COMMUNICATIONS INC
filed 2010-03-16
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2009 on the NYSE Amex: $18,757,577.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 8, 2010 was 3,660,353 and 598,643, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.
2009 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans”, “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of February 28, 2010, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, eleven analog translators and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2010:

		2009	2009
		Market	Market
		Ranking	Ranking
		By Radio	by Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WSNY	Columbus, OH	35	36	Adult Contemporary	Women 25-54
WODB	Columbus, OH	35	36	Oldies	Adults 45-64
WJZA	Columbus, OH	35	36	Smooth Jazz	Adults 35-54
WVMX	Columbus, OH	35	36	Hot Adult Contemporary	Women 25-44
WKLH	Milwaukee, WI	34	37	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	34	37	Rock	Men 25-44
WJMR-FM	Milwaukee, WI	34	37	Urban Adult Contemporary	Women 25-54
WJZX	Milwaukee, WI	34	37	Smooth Jazz	Adults 35-54+
WNOR	Norfolk, VA	40	42	Rock	Men 18-49
WAFX	Norfolk, VA	40	42	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	71	90	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	71	90	Classic Hits	Adults 45-64
KAZR	Des Moines, IA	71	90	Rock	Men 18-34
KLTI	Des Moines, IA	71	90	Soft Adult Contemporary	Women 35-54
WMGX	Portland, ME	108	167	Hot Adult Contemporary	Women 25-54
WYNZ	Portland, ME	108	167	Classic Hits	Adults 45-64
WPOR	Portland, ME	108	167	Country	Adults 25-54
WCLZ	Portland, ME	108	167	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	108	88	Classic Rock	Men 35-54
WLZX	Springfield, MA	108	88	Rock	Men 18-34
WRSI	Northampton, MA	108	88	Adult Album Alternative	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54+
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WLZX-HD2	Greenfield, MA	N/A	N/A	Contemporary Hits	Adults 28-34
WZID	Manchester, NH	113	191	Adult Contemporary	Adults 25-54
WMLL	Manchester, NH	113	191	Classic Rock	Men 35-54
WZID-HD2	Manchester, NH	113	191	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	164	220	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	164	220	Country	Adults 25-54
WCFF	Champaign, IL	164	220	Variety Hits	Adults 35-54
WYXY	Champaign, IL	164	220	Classic Country	Men 18-49
WLRW-HD2	Champaign, IL	164	220	Oldies	Adults 45-64
WIXY-HD2	Champaign, IL	164	220	Rock	Adults 35-64

(footnotes follow tables)

		2009	2009
		Market	Market
		Ranking	Ranking
		By Radio	by Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WYXY-HD2	Champaign, IL	164	220	Classic Country	Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Adult Contemporary	Women 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL	Asheville, NC	159	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	159	159	Rock	Men 18-49
WOXL-HD2	Asheville, NC	159	159	Adult Album Alternative	Adults 18-49
WNAX	Sioux City IA	204	278	Country	Adults 35+
WNAX-HD2	Sioux City IA	204	278	Country	Adults 35+
WWWV	Charlottesville, VA	202	231	Rock	Men 25-54
WQMZ	Charlottesville, VA	202	231	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	202	231	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	252	293	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	252	293	Country	Adults 25-54
KJBX	Jonesboro, AR	252	293	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	252	293	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	252	293	Oldies	Adults 45-64
WCVQ	Clarksville, TN —	236	195	Hot Adult Contemporary	Women 25-54
	Hopkinsville, KY
WVVR	Clarksville, TN —	236	195	Country	Adults 25-54
	Hopkinsville, KY
WZZP	Clarksville, TN —	236	195	Rock	Men 18-34
	Hopkinsville, KY
WEGI	Clarksville, TN —	236	195	Classic Hits	Adults 35-54
	Hopkinsville, KY
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 35-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	Adults 45-64
KUQL-HD2	Mitchell, SD	N/A	N/A	Classic Hits	Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 35+
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Kool Oldies (Dial Global)	Adults 35+
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Men 25-54
WIII	Ithaca, NY	264	283	Classic Rock	Men 25-54
WQNY	Ithaca, NY	264	283	Country	Adults 25-54+
WYXL	Ithaca, NY	264	283	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	264	283	Contemporary Hits	Adults 18-34
WYXL-HD3	Ithaca, NY	264	283	Adult Album Alternative	Adults 35-54

(footnotes follow tables)

		2009	2009
		Market	Market
		Ranking	Ranking
		By Radio	by Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	34	37	Christian	Adults 18+
WJOI	Norfolk, VA	40	42	Adult Standards	Adults 45+
KRNT	Des Moines, IA	71	90	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	71	90	Christian	Adults 18+
WGAN	Portland, ME	108	167	News/Talk	Adults 35+
WZAN	Portland, ME	108	167	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	108	167	News/Talk	Adults 45+
WVAE	Portland, ME	108	167	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	108	88	News/Talk	Adults 35+
WHNP	Springfield, MA	108	88	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	113	191	Adult Standards	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	159	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	159	159	Sports/Talk	Men 18+
WNAX	Yankton, SD	204	278	News/Talk	Adults 35+
WINA	Charlottesville, VA	202	231	News/Talk	Adults 35+
WVAX	Charlottesville, VA	202	231	Progressive Talk	Adults 35+
WEGI	Clarksville, TN —	236	195	Classic Hits	Adults 35-54
	Hopkinsville, KY
WKFN	Clarksville, TN —	236	195	Sports/Talk	Men 18+
	Hopkinsville, KY
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
KICD-HD2	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	264	283	Progressive Talk	Adults 35-54
WHCU	Ithaca, NY	264	283	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2009 Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2010:

		2009 Market
		Ranking by		Fall 2009
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	147	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	147	FOX	3
WXVT	Greenwood — Greenville, MS	187	CBS	2
KAVU	Victoria, TX	204	ABC	1
KVCT(c)	Victoria, TX	204	FOX	3
KMOL-LP	Victoria, TX	204	NBC	2
KXTS-LP	Victoria, TX	204	MYTV	4
KUNU-LP	Victoria, TX	204	Univision	5
KVTX-LP	Victoria, TX	204	Telemundo	6

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2009 A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements included with this Form 10-K, which is incorporated herein by reference.

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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as 8 radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit agreement, and compliance with the Communications Act of 1934 (the “Communications Act”) and FCC rules.

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

Approximately $113,753,000 or 86% of our gross revenue for the year ended December 31, 2009 (approximately $132,411,000 or 85% in fiscal 2008 and approximately $134,692,000 or 85% in fiscal 2007) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engage independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2009 was approximately $18,896,000 or 14% of our gross revenue (approximately $22,552,000 or 15% in fiscal 2008 and approximately $24,588,000 or 15% in fiscal 2007).

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

Employees

As of December 31, 2009, we had approximately 812 full-time employees and 354 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of our broadcast stations and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WODB	Columbus, OH	6,000	October 1, 2012
WJZA	Columbus, OH	6,000	October 1, 2012
WVMX	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WJZX	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WPOR	Portland, ME	50,000	April 1, 2014
WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WYXY	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2011
WTMT	Asheville, NC	50,000	December 1, 2011
KEGI	Jonesboro, AR	50,000	June 1, 2012
KDXY	Jonesboro, AR	25,000	June 1, 2012
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WCNR	Charlottesville, VA	6,000	October 1, 2011
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2014
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013
WEGI	Clarksville,TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2011
WYSE	Asheville, NC	5,000(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011
WVAX	Charlottesville, VA	1,000	October 1, 2011
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LP(4) (Analog Ch 21/Digital 19)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KVTX-LP(4) (Analog/Digital Ch 45)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KXTS-LP(4) (Analog Ch 41/Digital 28)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KMOL-LP(4) (Analog/Digital Ch 17)	Victoria, TX	Analog 50,000 (vis)	August 1, 2006(6)
WXVT (DTV Ch 15)	Greenville, MS	DTV 330,000	June 1, 2005(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WEGI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations). The Company has filed an application with the FCC to operate KUNU-LP on digital channel 19. The Company holds a construction permit to “flash-cut” KVTX-LP to digital channel 45. The Company has filed applications to operate KXTS-LP on digital channel 28 and to operate KMOL-LP on digital channel 17.

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. In its 2006 Quadrennial Regulatory Review, released February 4, 2008, the FCC adopted a presumption, in the top 20 Designated Market Areas (“DMAs”), that it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following limited circumstances, a daily newspaper and a television station, if (1) the television station is not ranked among the top four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA. In all other instances, the FCC adopted a presumption that a newspaper/broadcast station combination would not be in the public interest, with two limited exceptions, and emphasized that the Commission is unlikely to approve such transactions. Taking into account these respective presumptions, in determining whether the grant of a transaction that would result in newspaper/broadcast cross-ownership is in the public interest, the Commission will consider the following factors: (1) whether the cross-ownership will increase the amount of local news disseminated through the affected media outlets in the combination; (2) whether each affected media outlet in the combination will exercise its own independent news judgment; (3) the level of concentration in the Nielsen DMA; and (4) the financial condition of the newspaper or broadcast outlet, and if the newspaper or broadcast station is in financial distress, the proposed owner’s commitment to invest significantly in newsroom operations.

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

Under the rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388, on September 3, 2003, the U.S. Court of Appeals for the Third Circuit granted a stay of the effective date of the FCC’s new rules. On June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted its stay on the effect of the new radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The only changes made to the multiple ownership rules in the 2006 Quadrennial Regulatory Review, were to the local television multiple ownership rule as noted above. On

April 14, 2009, the Court of Appeals for the Third Circuit held in abeyance appeals of the 2006 Quadrennial Review Order, pending Commission action on a petition for reconsideration filed jointly by seven parties. On June 12, 2009, the Third Circuit issued an order continuing its 2003 stay of the Commission’s media ownership rules adopted in the 2002 Biennial Review Order. In its November 25, 2009, letter to the court, the Commission stated that it does not intend to act on the petition outside the scope of the 2010 Media Ownership Review proceeding and asked the court to continue to hold the cases in abeyance pending the Commission’s 2010 review.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, two of our officers and directors have an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

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

On January 21, 2010, the FCC launched an initiative on the future of media and the information needs of communities in the digital age, which will examine the changes underway in the media marketplace, analyze the full range of future technologies and services that will provide communities with news and information in the digital age, and, as appropriate, make policy recommendations to the FCC, other government entities, and other parties. Initial topics under consideration include: the state of TV, radio, newspaper, and Internet news and information services; the effectiveness and nature of public interest obligations in a digital era; the role of public media and private sector foundations; and many others. The Company cannot predict what changes, if any, will be made as a result of the FCC’s initiative.

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

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. In its Standardized and Enhanced Disclosure Requirements for Television Broadcast Licensee Public Interest Obligations, released January 24, 2008, the Commission required television stations to file on a quarterly basis, a new “Standardized Television Disclosure” form setting forth in detail the average hours per week of programming devoted to, inter alia, high definition programs, national news, local news, local civic affairs, local electoral affairs, independently produced programs and public service announcements. This requirement is not yet in effect. When it becomes effective, the form must also be posted on the television station licensee’s internet web site. It is possible that the FCC will use the data recorded on these forms to more stringently scrutinize licensees’ applications for renewal of their licenses, but at this time, the Company cannot predict the impact, if any, this new form may have on its television stations.

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

Time Brokerage Agreements.  As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements, or “TBA’s.” While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

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

Digital Television.  The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including build-out construction schedules, NTSC (current analog system) and DTV channel simulcasting, and the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the current NTSC technical standard. Our full-service television stations have begun providing DTV service on channels separate from their formerly-occupied NTSC channels, and have terminated NTSC operations. On February 11, 2009, the President signed the DTV Delay Act which extended the date on which television stations were required to cease broadcasting on the NTSC channels from February 17, 2009, to June 12, 2009, and return the NTSC channels to the government to be auctioned. The Company has constructed full, authorized DTV facilities serving at least 80% of their analog population coverage. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implemented several steps necessary for the conversion to DTV. This Order commenced a process for electing the channels on which DTV stations will operate. The Order also required broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain V-Chip functionality that will permit the current TV ratings system to be modified.

At present KOAM-TV is providing DTV service on Channel 7. KAVU-TV is providing DTV service on Channel 15. WXVT is providing DTV service on Channel 15. Brokered Station KVCT is providing DTV service on Channel 11. KOAM-TV elected to use Channel 7 for DTV operations at the end of the digital transition and to make available to Surtsey the use of Channel 13 for KFJX-TV. We hold construction permits that authorize KOAM-TV to operate on Channel 7 for DTV and WXVT to operate on Channel 15 for DTV and a license for KAVU-TV to operate on Channel 15 for DTV, and applications seeking licenses to “cover” the construction permits are on file. All of the Company’s television stations terminated analog broadcasts on February 17, 2009.

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

“Must-Carry” Rules.  The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other multi-channel video programming distributors may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the cable system operator. As noted above, such must-carry rights will extend to the new DTV signals broadcast by our stations.

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LP, and KMOL-LP, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A Status. In its Report on Broadcast Localism and Notice of Proposed Rule Making, released January 24, 2008, the Commission tentatively concluded that it should allow additional qualified LPTV stations to be granted Class A status, and sought comment on this tentative conclusion. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which analog LPTV stations may apply for a digital companion channel or implement DTV operation on their existing analog channels. The Company’s LPTV stations did not apply for a companion channel, and instead filed applications to “flash-cut” to implement DTV operation on their existing analog channels, or filed “displacement” applications to use different digital channels.

Low Power FM Radio.  The FCC created a “low power radio service” (“LPFM”) in which the FCC authorizes the construction and operation of two classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On December 11, 2007, the FCC released its Third Report and Order and Second Further Notice of Proposed Rulemaking that modified some rules and sought comment on proposed rules. In its Third Report and Order section of the document, the FCC revised its rules to permit certain ownership changes, to extend on a showing of good cause up to 36 months the period in which a LPFM station must be constructed, to limit ownership of LPFM stations to one licensee each and to require LPFM operators to provide service to their local communities. The FCC also modified its application processing standards it will apply to full-service station modification applications where the modification would place an LPFM station at risk of displacement and no alternate channel is available. In such circumstances, the FCC will consider waiving the Commission’s Rule making LPFM stations secondary to subsequently-authorized full-service stations and denying the modification application to protect an LPFM station that is demonstrably serving the need of the public from being required to cease operations. The FCC stated that where an LPFM station will be “displaced” by a full-power FM station and no alternative channel will be available, the Commission will generally favor grant of the full-service station modification application. However, the FCC applied a presumption that the public interest would be better served by a waiver of the FCC Rule making LPFM stations secondary to subsequently authorized full-service stations and the dismissal of an “encroaching” community of license reallotment application when the threatened LPFM station can demonstrate that it has regularly provided at least eight hours per day of locally originated programming, as that term is defined for the LPFM service. This presumption will apply only under certain specified conditions, but application of this rule could limit the Company’s options in modifying its authorizations to serve different communities. In NAB v. FCC, the National Association of Broadcasters petitioned the U.S. Court of Appeals, D. C. Circuit, for review of three changes, each of which it contended either reduced the protections afforded to full-power FM stations against signal interference from LPFM stations or gave LPFM stations primary status over full-power FM stations in particular circumstances. In adopting these changes, the NAB contended, the FCC violated the Radio Broadcasting Preservation Act of 2000 (“RBPA”), but the court held that the RBPA did not bar the Commission from reducing or eliminating interference protections other than third-adjacent channel minimum distance separation requirements, and that the NAB’s challenges were either unripe or unpersuasive. In the Second Further Notice of Proposed Rulemaking, the FCC sought comment on technical rules that could potentially expand LPFM licensing opportunities; tentatively concluded that full service stations must provide technical and financial assistance to LPFM stations when implementation of a full service station facility proposal would cause interference to an LPFM station; tentatively concluded that the FCC should adopt a contour-based protection methodology to expand LPFM licensing opportunities; stated its intent to address the issues in the FNPRM within 6 months, and that the next filing window for a non-tabled aural licensed service will be for LPFM only; and recommended to Congress that it remove the requirement that LPFM stations protect full-power stations operating on third adjacent channels. If adopted, these rule changes could possibly have an adverse effect on our FM stations, but we cannot predict at this time what specific adverse affect such rule changes might have.

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. On July 25, 2008, the Commission voted to approve the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies which is now known as Sirius XM Radio, Inc. We cannot predict the extent to which DARS will have an adverse impact on our business. Various companies have introduced devices (e.g. the iPhone) that permit the reception of audio programming streamed over the internet on portable receivers. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

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

In-Band On-Channel “Hybrid Digital” Radio.  On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology can provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC also permits the transmission of up to two additional program streams over the radio stations. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are broadcasting in HD radio on 36 stations and we continue to convert stations to HD radio on an ongoing basis. On January 29, 2010, the FCC adopted an Order that permits FM radio stations to voluntarily increase digital power levels up to ten percent of analog power levels and establishes interference mitigation and remediation procedures to promptly resolve complaints of interference to analog stations. The Commission hopes the changes will boost digital signal coverage while safeguarding analog reception against interference from higher power digital transmissions.

Use of FM Translators by AM Stations and Digital Program Streams.  FM translator stations are relatively low power stations that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. Under new rules, effective October 1, 2009, the FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations.

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

Recent Supreme Court Case on Political Broadcasting.  On January 21, 2010, in Citizens United v. FEC, the U.S. Supreme Court struck down portions of the Bipartisan Campaign Reform Act that prohibits corporations and unions from using their general treasury funds to make independent expenditures for speech that is an “electioneering communication” or for speech that expressly advocates the election or defeat of a candidate. The Company is unable to reliably predict what effect this may have on its operations.

Recent Changes to Application and Assignment Procedures.  In January 2010, the FCC adopted a First Report and Order that gives tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. The FCC also adopted a Further Notice of Proposed Rulemaking, seeking comment on: (1) whether the FCC should help applicants acquire new commercial radio stations by establishing an auction bidding credit for federally recognized Native American tribes and Alaska Native Villages; and (2) whether and how to extend the Tribal Priority to tribes that do not possess tribal lands.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	65	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	53	Executive Vice President and Group Program Director
Warren S. Lada	55	Senior Vice President, Operations
Samuel D. Bush	52	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	61	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	50	Vice President, Chief Accounting Officer and Corporate Controller

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

Our Business Has Been Affected by the Global Economic Crisis

Our revenues continue to be affected by economic trends that have caused a general downturn in the advertising sector. The capital and credit markets have been experiencing unprecedented volatility and disruption. The markets have produced downward pressure on stock prices and credit capacity for many companies, including us. If economic trends continue to worsen, there can be no assurance that we will not experience a further adverse effect, which may be material to our business, financial condition, results of operations and our ability to access capital. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2009 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $121,078,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions. On February 11, 2010, the Revolving Commitments (as defined in the Credit Agreement) were permanently reduced to $115,000,000 and will be reduced by $2,500,000 on the last day of each fiscal quarter commencing on June 30, 2010 and ending on June 30, 2012. In addition, the Revolving Commitments shall be further reduced by 75% of the Excess Cash Flow (as defined in the Credit Agreement) beginning with the fiscal quarter ending March 31, 2010, which we estimate to be $3.5 million for fiscal 2010, and is included in the current portion of long-term debt at December 31, 2009. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top six markets when combined represented 45%, 46% and 47% of our net operating revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

Local and National Economic Conditions May Affect our Advertising Revenue

Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge are affected by many factors, including the general strength of the local and national economies. Generally, advertising declines during periods of economic recession or downturns in the economy, such as we are currently experiencing. As a result, our revenue has been and is likely to be adversely affected during such periods, whether they occur on a national level or in the geographic markets in which we operate. During such periods we may also be required to reduce our advertising rates in order to attract available advertisers. Such a decline in advertising rates could also have a material adverse effect on our revenue, results of operations and financial condition.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 8, 2010, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2009 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 8 months to 4 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 5 months to 80 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

The Company’s Class A Common Stock began trading on the NYSE Amex on February 5, 2009 under the ticker symbol SGA. The Company delisted its Class A Common Stock from the New York Stock Exchange at the close of business on February 4, 2009. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE Amex for the calendar quarters indicated (as adjusted for the one-for-four reverse stock split):

Year	High	Low

2008:
First Quarter	$26.60	$20.28
Second Quarter	$24.76	$18.20
Third Quarter	$26.72	$19.04
Fourth Quarter	$22.84	$4.40
2009:
First Quarter	$7.44	$3.00
Second Quarter	$10.00	$3.85
Third Quarter	$17.70	$4.95
Fourth Quarter	$14.55	$10.16

The closing price for the Company’s Class A Common Stock on March 8, 2010 as reported by the NYSE Amex was $18.15. As of March 8, 2010, there were approximately 314 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2009, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)	(b)	(c)
			Number of Securities
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options	Outstanding Options,	Compensation Plans
Plan Category	Warrants, and Rights	Warrants and Rights	(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—	$—	328,382
1992 Stock Option Plan	139,905	$66.745	—
2003 Stock Option Plan	39,681	$77.035	—
2005 Incentive Compensation Plan	246,251(1)	$42.133(2)	341,644
Equity Compensation Plans Not Approved by Stockholders:
None	—		—

Total	425,837		670,026

(1)	Includes 37,368 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2009.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 of our Class A Common Stock against the cumulative total return of the NYSE Amex Stock Market (US Companies), the NYSE Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group Inc., CBS Corp., Clear Channel Communications Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Journal Communications Inc., Radio One Inc., Regent Communications Inc., Saga Communications Inc., Salem Communications Corp., Sirius Satellite Radio Inc., Spanish Broadcasting System Inc, and Westwood One Inc. The graph and table assume that $100 was invested on December 31, 2004, in each of our Class A Common Stock, the NYSE Amex Stock Market (US Companies), the NYSE Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Return

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2009(1)	2008(1)	2007(1)(2)	2006(1)(3)	2005(1)(4)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$120,798	$139,956	$144,023	$142,946	$140,790
Station Operating Expense	94,647	105,805	106,302	104,396	104,411
Corporate General and Administrative	7,944	9,979	9,800	8,870	8,174
Gain on Asset Exchange	(495)	(506)	—	—	—
Other Operating Income	—	—	—	(312)	—
Impairment of Intangible Assets	17,286	116,443	—	—	1,168

Operating Income (Loss)	1,416	(91,765)	27,921	29,992	27,037
Interest Expense	4,948	7,173	8,954	9,379	7,586
Net Income (Loss)	$(2,581)	$(66,492)	$11,004	$12,448	$10,566
Basic Earnings (Loss) Per Share	$(0.61)	$(14.05)	$2.19	$2.44	$2.06
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	4,207	4,734	5,023	5,111	5,121
Diluted Earnings (Loss) Per Share	$(0.61)	$(14.05)	$2.19	$2.43	$2.04
Weighted Average Common Shares and Common Equivalents	4,207	4,734	5,029	5,115	5,169

	December 31,
	2009(1)	2008(1)	2007(1)(2)	2006(1)(3)	2005(1)(4)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$7,753	$20,438	$24,075	$21,617	$22,618
Net Property and Equipment	69,216	73,383	76,217	73,658	69,669
Net Intangible and Other Assets	96,241	113,276	220,045	210,044	205,434
Total Assets	202,351	221,460	337,644	322,641	318,865
Long-term Debt Including Current Portion	121,078	135,411	129,911	133,911	148,911
Stockholders’ Equity	64,093	65,097	149,076	136,236	125,824

(1)	In January 2009, the Company consummated a one-for-four reverse stock split of its Class A and Class B Common Stock. All share and per share information has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	Reflects the results of WIII acquired in September 2007, and WCLZ acquired in November 2007.

(3)	Reflects the results of WTMT, acquired in August 2006 and the results of a time brokerage agreement (“TBA”) for WCNR which began in September 2006.

(4)	Reflects the results of WINA, WWWV, WQMZ, WISE and KXTS-LP acquired in January 2005; WQNY, WYXL, WNYY and WHCU acquired in June 2005; and WVAX acquired in November 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our discussion of the results of operations of our operating segments focuses on their operating income because we manage our operating segments primarily based on their operating income. We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations, eleven analog translators and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations.

General

We are a broadcast company primarily engaged in developing and operating radio and television stations.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2009, 2008 and 2007, approximately 86%, 86% and 85%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 was not a major election year, political revenue has significantly declined in 2009. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries and commissions, depreciation, programming expenses, and advertising and promotion expenses.

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

In response to the declining trend in revenue caused by the global economic slowdown, we have continued to evaluate and reduce operating expenses. During 2009 we made reductions in our workforce, implemented a companywide 5% salary decrease, and renegotiated and/or eliminated certain contracts. We are continuing to evaluate every area of our operations for additional savings in expenses.

A significant decline in the total available radio advertising dollars in our major markets has resulted in a significant decline in our net operating revenue for the year ended December 31, 2009 as compared to the corresponding periods of 2008 and 2007. This decrease in net operating revenue has directly affected the operating income of our radio stations in these markets. We began to see net operating revenue improvements in the fourth quarter of 2009 as compared to the same quarter in 2008, and expect this trend to continue in 2010. However, we do not expect any significant improvements in net operating revenue until there are considerable improvements in the U.S. economy.

During the years ended December 31, 2009, 2008 and 2007, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 70%, 68% and 67%, respectively, of our consolidated operating income (excluding non-cash impairment charge). An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated operating income (excluding non-cash impairment charge) represented by each of these markets:

	Percentage of Consolidated
	Operating Income
	(Excluding
	Non-Cash Impairment
	Charge)
	for the Years
	Ended December 31,
	2009	2008	2007

Market:
Bellingham, Washington	12%	11%	12%
Des Moines, Iowa	10%	6%	9%
Manchester, New Hampshire	13%	18%	15%
Milwaukee, Wisconsin	35%	33%	31%

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, impairment of intangible assets, less gain on asset exchange). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.

During the years ended December 31, 2009, 2008 and 2007, the radio stations in our four largest markets when combined, represented approximately 41%, 42% and 44%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2009	2008	2007

Market:
Bellingham, Washington	7%	7%	8%
Des Moines, Iowa	7%	4%	6%
Manchester, New Hampshire	7%	11%	10%
Milwaukee, Wisconsin	20%	20%	20%

(*)	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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

For the period commencing on January 1, 2009, we engaged in negotiations with cable and satellite providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We entered into retransmission consent agreements with certain of these providers and have recognized approximately $500,000 in revenue for the year ended December 31, 2009. We expect to recognize approximately $550,000 in retransmission revenue in 2010.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2009, 2008 and 2007, approximately 82%, 81% and 80%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. The downturn in the U.S. economy has had a significant adverse effect on our revenue in 2009. The recent economic conditions have negatively affected the demand for advertising and will present a challenge to the revenue and profit growth of our Company for as long as the current economic conditions persist. We began to see revenue improvements in the fourth quarter of 2009 as compared to the same quarter in 2008, and expect this trend to continue in 2010. However, we do not expect any significant improvements in revenue until there are considerable improvements in the U.S. economy.

In 2008 we had a considerable increase in revenue due to political advertising. Since 2009 was not a major election year, political revenue has significantly declined in 2009. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 14%, 14% and 9%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the years ended December 31, 2009, 2008 and 2007.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2009, 2008 and 2007.

Consolidated Results of Operations

				2009 vs. 2008		2008 vs. 2007
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except%’s and per share data)

Net operating revenue	$120,798	$139,956	$144,023	$(19,158)	(13.7)%	$(4,067)	(2.8)%
Station operating expense	94,647	105,805	106,302	(11,158)	(10.5)%	(497)	(0.5)%
Corporate G&A	7,944	9,979	9,800	(2,035)	(20.4)%	179	1.8%
Gain on asset exchange	(495)	(506)	—	11	(2.2)%	(506)	N/M
Impairment of intangible assets	17,286	116,443	—	(99,157)	N/M	116,443	N/M

Operating income (loss)	1,416	(91,765)	27,921	93,181	N/M	(119,686)	N/M
Interest expense	4,948	7,173	8,954	(2,225)	(31.0)%	(1,781)	(20.0)%
Other expense	210	76	273	134	N/M	(197)	N/M
Income taxes	(1,161)	(32,522)	7,690	31,361	N/M	(40,212)	N/M

Net income (loss)	$(2,581)	$(66,492)	$11,004	$63,911	N/M	$(77,496)	N/M

Earnings (loss) per share:
Basic	$(0.61)	$(14.05)	$2.19	$13.44	N/M	$(16.24)	N/M

Diluted	$(0.61)	$(14.05)	$2.19	$13.44	N/M	$(16.24)	N/M

Radio Broadcasting Segment

				2009 vs. 2008		2008 vs. 2007
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except%’s)

Net operating revenue	$104,601	$121,072	$126,596	$(16,471)	(13.6)%	$(5,524)	(4.4)%
Station operating expense	80,382	90,540	92,162	(10,158)	(11.2)%	(1,622)	(1.8)%
Impairment of intangible assets	16,206	114,979	—	(98,773)	N/M	114,979	N/M

Operating income (loss)	$8,013	$(84,447)	$34,434	$92,460	N/M	$(118,881)	N/M

Television Broadcasting Segment

				2009 vs. 2008		2008 vs. 2007
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except%’s)

Net operating revenue	$16,197	$18,884	$17,427	$(2,687)	(14.2)%	$1,457	8.4%
Station operating expense	14,265	15,265	14,140	(1,000)	(6.6)%	1,125	8.0%
Gain on asset exchange	(495)	(506)	—	11	(2.2)%	(506)	N/M
Impairment of intangible assets	1,080	1,464	—	(384)	N/M	1,464	N/M

Operating income	$1,347	$2,661	$3,287	$(1,314)	N/M	$(626)	(19.0)%

N/M=Not meaningful

Reconciliation of segment operating income (loss) to consolidated operating income (loss):

Year Ended December 31, 2009:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Year Ended December 31, 2008:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Year Ended December 31, 2007:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated

For the year ended December 31, 2009, consolidated net operating revenue was $120,798,000 compared with $139,956,000 for the year ended December 31, 2008, a decline of $19,158,000 or 14%. We had a decrease of approximately $20,574,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $1,416,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $3,707,000 and $13,987,000, respectively. Same station gross political revenue decreased approximately $6,136,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (27%), Columbus, OH (22%), Manchester, NH (32%), Milwaukee, WI (18%), Norfolk, VA (23%) and Joplin, MO (18%) markets. Our revenue has been directly affected by the current economic recession. There has been an overall decline in advertising and radio revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense was $94,647,000 for the year ended December 31, 2009, compared with $105,805,000 for the year ended December 31, 2008, a decrease of approximately $11,158,000 or 11%. Approximately $11,774,000 of the decrease was attributable to stations we owned and operated for the entire comparable period. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue. Station operating expense increased approximately $616,000 from stations that we did not own or operate for the comparable period in 2008.

Operating income for the year ended December 31, 2009 was $1,416,000 compared to an operating loss of $91,765,000 for the year ended December 31, 2008, an increase of approximately $93,181,000. The improvement in operating income from an operating loss in the prior year was largely the result of a non-cash impairment charge of $116,443,000 during the fourth quarter of 2008 as compared to $17,286,000 in 2009 (see Note 2 in the accompanying notes to the consolidated financial statements). The recent economic recession negatively affected the radio and television broadcasting industry as advertising revenues continued to decline in 2009. The projected revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter.

Current year operating income also benefited from the reduction in corporate general and administrative expenses of $2,035,000 or 20% in 2009. The decrease in corporate general and administrative charges was primarily attributable to reductions of approximately $950,000 in compensation related costs, $600,000 in travel and travel related expenses, including cost savings from the cancellation of the Company’s annual managers meeting, and a $367,000 decline in our interactive media related expenses at the corporate level.

We reported a net loss of $2,581,000 ($0.61 per share on a fully diluted basis) during the year ended December 31, 2009, compared with a net loss of $66,492,000 ($14.05 per share on a fully diluted basis) for the year ended December 31, 2008, an improvement of approximately $63,911,000. The reduction in net loss was primarily the result of changes in operating income, as discussed above. An average reduction in market interest rates of 1.7% contributed to a decrease in interest expense of $2,225,000 in the current year. Our income tax benefit decreased by $31,361,000, which was directly attributable to operating performance and the fourth quarter non-cash impairment charge.

Radio Segment

For the year ended December 31, 2009, net operating revenue of the radio segment was $104,601,000 compared with $121,072,000 for the year ended December 31, 2008, a decrease of $16,471,000 or 14%. During 2009 we had an increase in net operating revenue of approximately $1,416,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $17,887,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $2,972,000 and $13,946,000, respectively. Same station gross political revenue decreased approximately $3,715,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (27%), Columbus, OH (22%), Manchester, NH (32%), Milwaukee, WI (18%) and Norfolk, VA (23%) markets. Our revenue has been directly affected by the current economic recession. There has been an overall decline in advertising and radio revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense for the radio segment was $80,382,000 for the year ended December 31, 2009, compared with $90,540,000 for the year ended December 31, 2008, a decrease of approximately $10,158,000 or 11%. The decrease resulted from a decrease of $10,774,000 in same station operating expense, offset by an increase of $616,000 from the operation of radio stations that we did not own or operate for the comparable period in 2008. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter, and reduced commission expense as a result of the decline in net operating revenue.

Operating income in the radio segment for the year ended December 31, 2009 was $8,013,000 compared to an operating loss of $84,447,000 for the year ended December 31, 2008, an improvement of $92,460,000. The improvement in operating income from an operating loss in the prior year was largely the result of a non-cash impairment charge of $114,979,000 during the fourth quarter of 2008 as compared to $16,206,000 in 2009 (see Note 2 in the accompanying notes to the consolidated financial statements). The recent economic recession negatively affected the radio broadcasting industry as advertising revenues continued to decline in 2009. The projected revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter.

Television Segment

For the year ended December 31, 2009, net operating revenue of our television segment was $16,197,000 compared with $18,884,000 for the year ended December 31, 2008, a decrease of $2,687,000 or 14%. Gross national revenue and gross political revenue decreased approximately $735,000 and $2,421,000, respectively, in the current year. All of our television markets have been directly affected by the current economic recession. There has been an overall decline in advertising revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense in the television segment for the year ended December 31, 2009 was $14,265,000 compared with $15,265,000 for the year ended December 31, 2008, a decrease of approximately $1,000,000 or 7%. The decrease in station operating expense is a result of cost reduction initiatives and reduced commission expense as a result of the decline in net operating revenue.

Operating income in the television segment for the year ended December 31, 2009 was $1,347,000 compared to $2,661,000 for the year ended December 31, 2008, a decrease of approximately $1,314,000. The reduction in operating income was primarily the result of lower net operating revenue in the current year, described in detail above. Operating income increased $384,000 as the result of a non-cash impairment charge of $1,464,000 during the fourth quarter of 2008 as compared to $1,080,000 in 2009 (see Note 2 in the accompanying notes to the consolidated financial statements). The recent economic recession negatively affected the television broadcasting industry as advertising revenues continued to decline in 2009. The projected revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated

For the year ended December 31, 2008, consolidated net operating revenue was $139,956,000 compared with $144,023,000 for the year ended December 31, 2007, a decline of $4,067,000 or 3%. We had a decrease of approximately $5,083,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2007 (“same station”), and an increase in net operating revenue of approximately $1,016,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and gross local revenue decreased approximately $2,103,000 and $8,613,000, respectively, in 2008. These decreases were offset by an increase in same station gross political revenue of approximately $5,311,000. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (26%) and Columbus (13%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.

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

We reported a net loss of $66,492,000 ($14.05 per share on a fully diluted basis) during the year ended December 31, 2008, compared with net income of $11,004,000 ($2.19 per share on a fully diluted basis) for the year ended December 31, 2007, a decrease of approximately $77,496,000. The decrease was primarily the result of an operating loss in 2008, as discussed above, offset by decreases in interest expense and income tax expense of $1,781,000 and $40,212,000, respectively. The decrease in interest expense was attributable to an average reduction in market interest rates of 1.4%. The decrease in income tax expense was directly attributable to operating performance and the fourth quarter non-cash impairment charge.

Radio Segment

For the year ended December 31, 2008, net operating revenue of the radio segment was $121,072,000 compared with $126,596,000 for the year ended December 31, 2007, a decrease of $5,524,000 or 4%. During 2008 we had an increase in net operating revenue of approximately $1,016,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $6,540,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2007 (“same station”). The decrease in same station revenue was primarily attributable to same station gross national revenue and same station gross local revenue decreases of approximately $2,135,000 and $8,158,000, respectively, partially offset by an increase in same station gross political revenue of $3,119,000. The decrease in local revenue was primarily the result of the significant declines in gross local revenue of our radio stations in the Norfolk (26%) and Columbus (13%) markets. These declines are attributable to the significant declines in radio advertising spending in these specific markets. We also experienced an overall decline in advertising revenue as a result of the slowdown in the economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising for the 2008 presidential, congressional, senatorial and local races.

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

Station operating expense in the television segment for the year ended December 31, 2008 was $15,265,000 compared with $14,140,000 for the year ended December 31, 2007, an increase of approximately $1,125,000 or 8%. This increase was attributed to increased expenses as a result of the improvement in sales, and higher depreciation expense of approximately $674,000 as a result of acceleration in the estimated useful life of television analog equipment.

Operating income in the television segment for the year ended December 31, 2008 was $2,661,000 compared to $3,287,000 for the year ended December 31, 2007, a decrease of approximately $626,000 or 19%. The decrease in operating income was due to a non-cash impairment charge of $1,464,000 in connection with our review of broadcast licenses and goodwill during the fourth quarter of 2008 (see Note 2 in the accompanying notes to the consolidated financial statements). The impairment charge was the result of a decrease in estimated advertising revenue growth, a decrease in station transaction multiples and the decline in the Company’s market capitalization value. The 2008 operating income also includes an increase in political revenue, offset by an increase in depreciation expense, as discussed above. Also contributing to the change in operating results for 2008 were gains of $506,000 from the exchange of equipment under an arrangement we have with Sprint Nextel Corporation in our Victoria, TX and Greenville, MS markets.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

As of December 31, 2009, we had $121,078,000 of long-term debt (including the current portion thereof) outstanding and approximately $20,000,000 of unused borrowing capacity under our Credit Agreement.

The Credit Agreement, as amended and discussed below, is a reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Credit Agreement may be used for general corporate purposes, including working capital and capital expenditures.

On February 11, 2010, we amended our Credit Agreement to (i) reduce the Revolving Commitments to $115,000,000, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million.

On February 11, 2010, in conjunction with the amendment, we made a $5,000,000 payment on the outstanding balance of our Credit Agreement.

The Revolving Commitments will be permanently reduced by $2,500,000 at the end of each calendar quarter beginning on June 30, 2010 and ending on June 30, 2012. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter beginning on March 31, 2010, which we estimate to be $3.5 million for fiscal 2010, and is included in the current portion of long-term debt at December 31, 2009. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.25 at December 31, 2009) plus 3.00% to 4.25% (0.50% to 2.5625% at December 31, 2008 plus 0.75% to 1.25%) or the Agent bank’s base rate plus 2.00% to 3.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2009) that, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

In 2003, we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate. At December 31, 2009 there was $1,078,000 outstanding under this agreement, which matures on April 27, 2010. Surtsey is in the process of extending this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2009 we have recorded $1,078,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement.

Sources and Uses of Cash

During the years ended December 31, 2009, 2008 and 2007, we had net cash flows from operating activities of $25,281,000, $25,291,000 and $26,774,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

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

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60,000,000 of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. During the year ended December 31, 2009, approximately 5,700 shares were retained for payment of withholding taxes related to the vesting of restricted stock for $20,000. The terms of the Credit Agreement, as amended on March 9, 2009, restrict our ability to repurchase our Class A Common Stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2009 were approximately $4,041,000 ($7,127,000 in 2008). We anticipate capital expenditures in 2010 to be approximately $5,000,000, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
			(In thousands)

Long-Term Debt Obligations(2)	$121,078	$17,078	$104,000	$—	$—
Operating Leases	7,354	1,459	2,034	869	2,992
Purchase Obligations(3)	23,575	11,221	9,885	2,279	190
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$152,007	$29,758	$115,919	$3,148	$3,182

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $121,078,000 could be accelerated if we do not maintain certain covenants. Includes the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 10 of the Notes to Consolidated Financial Statements).

(3)	Includes $12,939,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $10,636,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Revenue Recognition:  Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2009, from 3.70% to 4.70% or from $733,000 to $932,000 would result in a decrease in net income of $111,000, net of taxes for the year ended December 31, 2009.

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

Broadcast Licenses and Goodwill:  We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill assets. As of December 31, 2009, we have recorded approximately $90,552,000 in broadcast licenses, which represents 44.7% of our total assets at that date, and $0 in goodwill, which was written down in 2008. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. During the fourth quarter of 2009, we recorded an impairment loss of $17,286,000 for broadcast licenses. We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $6.4 million; had the fair values of each of our broadcasting licenses been lower by 20% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $13.8 million; and had the fair value of our broadcasting licenses been lower by 30% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $21.3 million. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses and goodwill during our fourth quarter annual impairment test.

Market Capitalization:  As of December 31, 2009, our total market capitalization was $10.6 million less than our book value. We believe this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay in the event we were acquired. In the accompanying notes to the financial statements, please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, for a discussion of the impact to our equity book value as a result of the fourth quarter 2008 impairment loss.

Stock Based Compensation:  We use a Black-Scholes valuation model to estimate the fair value of stock based awards. Under the fair value method, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these assumptions, then stock based compensation expense may differ materially in the future from that previously recorded.

Litigation and Contingencies:  On an ongoing basis, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2009 than they did during 2009, our interest expense would increase, and income before taxes would decrease by $1,300,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost, short-term investment balances, and interest rate swap agreements, if applicable. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance required revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. We are currently evaluating the potential effect of this guidance on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective for the Company in the first quarter of 2010. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2009 and 2008, and the consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Saga Communications, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Detroit, Michigan
March 16, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2009 and 2008
— Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
— Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

Detroit, Michigan
March 16, 2010

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,899	$6,992
Accounts receivable, less allowance of $733 ($1,071 in 2008)	19,096	20,091
Prepaid expenses and other current assets	2,345	5,072
Barter transactions	1,681	1,532
Deferred income taxes	873	1,114

Total current assets	36,894	34,801
Net property and equipment	69,216	73,383
Other assets:
Broadcast licenses, net	90,552	107,673
Other intangibles, deferred costs and investments, net of accumulated amortization of $13,534 ($12,964 in 2008)	5,689	5,603

Total other assets	96,241	113,276

	$202,351	$221,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,447
Accrued expenses:
Payroll and payroll taxes	5,494	7,326
Other	3,422	3,804
Barter transactions	1,802	1,786
Current portion of long-term debt	17,078	1,061

Total current liabilities	29,141	15,424
Deferred income taxes	1,907	3,294
Long-term debt	104,000	134,350
Broadcast program rights	941	1,367
Other	2,269	1,928
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 4,771 issued (4,770 in 2008)	47	47
Class B common stock, $.01 par value, 3,500 shares authorized, 599 issued and outstanding (600 in 2008)	6	6
Additional paid-in capital	49,371	51,951
Retained earnings	43,064	45,645
Treasury stock (1,107 shares in 2009 and 1,163 in 2008, at cost)	(28,395)	(32,552)

Total stockholders’ equity	64,093	65,097

	$202,351	$221,460

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net operating revenue	$120,798	$139,956	$144,023
Station operating expense	94,647	105,805	106,302
Corporate general and administrative	7,944	9,979	9,800
Gain on asset exchange	(495)	(506)	—
Impairment of intangible assets	17,286	116,443	—

	119,382	231,721	116,102

Operating income (loss)	1,416	(91,765)	27,921
Other (income) expenses:
Interest expense	4,948	7,173	8,954
Other	210	76	273

Income (loss) before income tax	(3,742)	(99,014)	18,694
Income tax provision (benefit):
Current	(16)	1,357	2,546
Deferred	(1,145)	(33,879)	5,144

	(1,161)	(32,522)	7,690

Net income (loss)	$(2,581)	$(66,492)	$11,004

Basic earnings (loss) per share	$(0.61)	$(14.05)	$2.19

Weighted average common shares	4,207	4,734	5,023

Diluted earnings (loss) per share	$(0.61)	$(14.05)	$2.19

Weighted average common and common equivalent shares	4,207	4,734	5,029

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)

Balance at January 1, 2007	4,723	$47	599	$6	$49,131	$101,133	$(14,081)	$136,236
Net income						11,004		11,004
Conversion of shares from Class B to Class A	2		(2)					—
Net proceeds from exercised options	11				434			434
Issuance of restricted stock	9		1					—
Forfeiture of restricted stock	(1)							—
Compensation expense related to restricted stock awards					423			423
Share-based compensation cost					943			943
Purchase of shares held in treasury							(126)	(126)
Employee stock purchase plan					(171)		333	162

Balance at December 31, 2007	4,744	$47	598	$6	$50,760	$112,137	$(13,874)	$149,076
Net loss						(66,492)		(66,492)
Conversion of shares from Class B to Class A	1		(1)					—
Net proceeds from exercised options	5				168			168
Issuance of restricted stock	23		3					—
Forfeiture of restricted stock	(3)
Compensation expense related to restricted stock awards					508			508
Share-based compensation cost					925			925
Purchase of shares held in treasury							(19,210)	(19,210)
Employee stock purchase plan					(410)		532	122

Balance at December 31, 2008	4,770	$47	600	$6	$51,951	$45,645	$(32,552)	$65,097
Net loss						(2,581)		(2,581)
Conversion of shares from Class B to Class A	1		(1)					—
Net proceeds from exercised options	2				41			41
Forfeiture of restricted stock	(2)							—
Compensation expense related to restricted stock awards					508			508
Share-based compensation cost					858			858
Purchase of shares held in treasury							(20)	(20)
401(k) plan contribution					(3,981)		4,171	190
Employee stock purchase plan					(6)		6	—

Balance at December 31, 2009	4,771	$47	599	$6	$49,371	$43,064	$(28,395)	$64,093

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(2,581)	$(66,492)	$11,004
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,629	8,961	8,186
Impairment of intangible assets	17,286	116,443	—
Share based compensation expense	858	925	943
Barter expense (revenue)	(187)	24	(114)
Broadcast program rights amortization	706	673	619
Deferred income taxes	(1,145)	(33,879)	5,144
Income tax expense on exercise of options	24	42	14
Loss on sale of assets	210	76	273
Gain on asset exchange	(495)	(506)	—
Deferred and other compensation	89	(359)	205
Compensation expense related to restricted stock awards	508	508	423
Amortization of deferred costs	502	265	265
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	3,685	645	510
Payments for broadcast program rights	(725)	(663)	(610)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,083)	(1,372)	(88)

Total adjustments	27,862	91,783	15,770

Net cash provided by operating activities	25,281	25,291	26,774
Cash flows from investing activities:
Acquisition of property and equipment	(4,041)	(7,127)	(9,852)
(Increase) decrease in other intangibles and other assets	(155)	237	(180)
Acquisition of broadcast properties	—	(11,099)	(10,298)
Proceeds from sale and disposal of assets	166	99	50

Net cash used in investing activities	(4,030)	(17,890)	(20,280)
Cash flows from financing activities:
Proceeds from long-term debt	17	10,500	—
Payments on long-term debt	(14,350)	(5,000)	(4,000)
Payments for debt issuance costs	(967)	—	—
Purchase of shares held in treasury	(20)	(19,210)	(126)
Other financing activities	(24)	(42)	176

Net cash used in financing activities	(15,344)	(13,752)	(3,950)

Net increase (decrease) in cash and cash equivalents	5,907	(6,351)	2,544
Cash and cash equivalents, beginning of year	6,992	13,343	10,799

Cash and cash equivalents, end of year	$12,899	$6,992	$13,343

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2009 we owned or operated ninety-one radio stations, eleven analog translators, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

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

Change in Accounting Estimate

In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by June 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. This change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $292,000 and $347,000, and decrease earnings per share (basic and diluted) by $.07 and $.07 for the years ended December 31, 2009 and 2008, respectively.

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

Concentration of Risk

Our top six markets when combined represented 45%, 46% and 47% of our net operating revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. At December 31, 2009, we had $500,000 of time deposits included in cash and cash equivalents.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2009.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2009	$1,071	$714	$(1,052)	$733
December 31, 2008	988	845	(762)	1,071
December 31, 2007	774	804	(590)	988

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment, deferred costs and investments for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds it fair market value. We did not record any impairment of property and equipment during 2009, 2008 and 2007.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2009	2008
		(In thousands)

Land and land improvements	—	$11,182	$11,173
Buildings	31.5 years	32,040	31,622
Towers and antennae	7-15 years	26,750	26,071
Equipment	3-15 years	76,870	77,740
Furniture, fixtures and leasehold improvements	7-20 years	7,460	7,386
Vehicles	5 years	3,709	3,837

		158,011	157,829
Accumulated depreciation		(88,795)	(84,446)

Net property and equipment		$69,216	$73,383

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $8,562,000, $8,834,000 and $7,968,000, respectively.

In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from television broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All television broadcasters have agreed to use the digital substitute that Nextel will provide. The exchange of equipment was completed on a market by market basis. As the equipment was exchanged and put into service in each of our television markets we recorded gains to the extent that the fair market value of the equipment we received exceeded the book value of the analog equipment we exchanged. See Note 3 — Gain on Asset Exchange.

Intangible Assets

Goodwill and intangible assets deemed to have indefinite useful lives, which include broadcast licenses, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of a FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2009, 2008 and 2007, we recognized interest expense related to the amortization of debt issuance costs of $502,000, $265,000 and $265,000, respectively. At December 31, 2009 and 2008, the net book value of deferred costs was $1,416,000 and $950,000, respectively, and was presented in Other intangibles, deferred costs and investments in our consolidated balance sheet.

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

Treasury Stock

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30 million of our Class A Common Stock, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000. From its inception in 1998 through December 31, 2009, we have repurchased 1,382,085 shares of our Class A Common Stock for approximately $45,482,000. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2009, 2008 and 2007, we acquired 5,682 shares at an average price of $3.50 per share, 899,600 shares at an average price of $21.35 per share and 3,205 shares at an average price of $39.44 per share, respectively. During 2009 we issued 62,243 shares of Treasury Stock in connection with our 401(k) employer match. In 2008 and 2007, respectively, we issued 7,455 and 4,819 shares of Treasury Stock in connection with our employee stock purchase plan.

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and The Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $3,117,000, $5,726,000 and $6,405,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

Stock-based compensation cost for stock option awards is estimated on the date of grant using a Black-Scholes valuation model and is expensed on a straight-line method over the vesting period of the options. Stock-based compensation expense is recognized net of estimated forfeitures. The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. See Note 7 — Stock-Based Compensation for further details regarding the expense calculated under the fair value based method.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Numerator:
Net income (loss) available to common stockholders	$(2,581)	$(66,492)	$11,004

Denominator:
Denominator for basic earnings per share-weighted average shares	4,207	4,734	5,023
Effect of dilutive securities:
Stock options	—	—	6

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,207	4,734	5,029

Basic earnings (loss) per share	$(0.61)	$(14.05)	$2.19

Diluted earnings (loss) per share	$(0.61)	$(14.05)	$2.19

Approximately 600 and 3,000 incremental shares were not included in the diluted loss per share calculation for the year ended December 31, 2009 and 2008, respectively, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Potentially dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 388,000, 450,000 and 670,000 shares of our stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted loss per share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance required revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. We are currently evaluating the potential effect of this guidance on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective for the Company in the first quarter of 2010. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2.	Broadcast Licenses, Goodwill and Other Intangibles Assets

Broadcast Licenses

We evaluate our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value.

We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcast licenses. The fair value calculation contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each radio or television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) the estimated available advertising revenue within the market and the related market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values.

During the fourth quarter of 2009, the Company completed its annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was less than the amount reflected in the balance sheet for sixteen of the Company’s twenty three markets, and recorded a non-cash impairment charge of $17,286,000 to reduce the carrying value of these assets. The recent economic recession negatively affected the radio and television broadcasting industry as advertising revenues continued to decline in 2009. The primary reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2009 were: the actual revenue decline for the industry and the Company were greater than those originally forecasted for 2009, a decline in market share in certain of the Company’s markets, a decline in available revenue in certain of the Company’s markets, and an increase in the weighted average cost of capital and the related risk adjusted discount rate in all of the Company’s markets.

The following table reflects certain key estimates and assumptions since the impairment test in the fourth quarter of 2008. The ranges for operating profit margin and market long-term revenue growth rates vary based on the specific Company’s markets. In general, when comparing between 2009 and 2008: (1) the market specific operating profit margin range declined; (2) the market long-term revenue growth rates were consistent

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

or greater and (3) there was an overall increase in the discount rate; however, current year revenues were less than previously projected for 2009.

	Fourth	Fourth
	Quarter	Quarter
	2009	2008

Discount rates	12.7% - 12.8%	11.6% - 11.7%
Operating profit margin ranges	12.0% - 35.8%	12.0% - 36.4%
Market long-term revenue growth rates	2.0% - 3.5%	1.0% - 3.5%

For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $6.4 million; had the fair values of each of our broadcasting licenses been lower by 20% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $13.8 million; and had the fair value of our broadcasting licenses been lower by 30% as of October 1, 2009, the Company would have recorded an additional broadcast license impairment of approximately $21.3 million.

For the year ended December 31, 2008, the Company performed its annual impairment test of broadcast licenses as of October 1, 2008. In connection with the preparation of the Company’s 2008 financial statements, management determined that it was necessary to revise its assumptions and perform an updated impairment test of broadcast licenses at December 31, 2008, due to several factors which included: (i) the decline in the price of the Company’s common stock and related decline in the Company’s market capitalization value; (ii) the fourth quarter decline in advertising revenues; (iii) the forecasted reduction in radio and television advertising revenue for 2009; and (iv) the recent and ongoing economic conditions including the deterioration in the capital markets.

As a result of this analysis at December 31, 2008, the Company determined that the fair values of its broadcasting licenses were less than the amount reflected in the balance sheet for each of its markets and recorded a non-cash impairment charge of $61,468,000 in the fourth quarter of 2008.

If actual market conditions are less favorable than those estimated by the Company or if economic conditions continue to deteriorate, the fair value of the Company’s broadcast licenses could further decline and the Company may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on the consolidated financial statements.

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2009 and 2008 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2008	$150,913	$12,189	$163,102
Acquisitions	5,799	—	5,799
Reclasses, net	240	—	240
Impairment charge	(60,175)	(1,293)	(61,468)

Balance at December 31, 2008	$96,777	$10,896	$107,673
Acquisitions	165	—	165
Impairment charge	(16,206)	(1,080)	(17,286)

Balance at December 31, 2009	$80,736	$9,816	$90,552

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

We have recorded the changes to goodwill for the year ended December 31, 2008 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2008	$49,490	$171	$49,661
Acquisitions	5,314	—	5,314
Impairment charge	(54,804)	(171)	(54,975)

Balance at December 31, 2008	$—	$—	$—

Other Intangible Assets

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

We have recorded amortizable intangible assets at December 31, 2009 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,431	431
Other intangibles	1,681	1,537	144

Total amortizable intangible assets	$12,108	$11,533	$575

We have recorded amortizable intangible assets at December 31, 2008 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,394	468
Other intangibles	1,671	1,506	165

Total amortizable intangible assets	$12,098	$11,465	$633

Aggregate amortization expense for these intangible assets for the years ended December 31, 2009, 2008 and 2007, was $68,000, $128,000 and $218,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is approximately $48,000 each year.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Gain on Asset Exchange

In 2006, the FCC granted to Nextel the right to reclaim from television broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel replaced all analog equipment using this spectrum with digital equipment. We agreed to accept the substitute equipment that Nextel provided and in turn we relinquished our existing equipment to Nextel. This arrangement was accounted for as an exchange of assets.

The equipment we received under this arrangement was recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value was derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment was exchanged and put into service in each of our television markets we recorded gains to the extent that the fair market value of the equipment we received exceeded the book value of the analog equipment we exchanged. For the years ended December 31, 2009 and 2008, respectively, we recognized gains of approximately $495,000 and $506,000 from the exchange of this equipment. There was no exchange in 2007.

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Credit Agreement:
Reducing revolver facility	$120,000	$134,350
Secured debt of affiliate	1,078	1,061

	121,078	135,411
Amounts payable within one year	17,078	1,061

	$104,000	$134,350

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2010	$17,078
2011	10,000
2012	94,000
2013	—
2014	—
Thereafter	—

$121,078

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our credit agreement at December 31, 2009 was a $140,000,000 reducing revolving line of credit maturing on July 29, 2012 (the “Credit Agreement”). Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Company had approximately $20,000,000 of unused borrowing capacity under the Credit Agreement at December 31, 2009.

On February 11, 2010, we amended our Credit Agreement to (i) reduce the Revolving Commitments to $115,000,000, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million and we paid down debt by $5 million in connection with the amendment. Subsequent to the amendment on February, 11, 2010, the Company’s unused borrowing capacity under the Credit Agreement is zero.

The Revolving Commitments will be permanently reduced by $2,500,000 at the end of each calendar quarter beginning on June 30, 2010 and ending on June 30, 2012, when the Credit Agreement matures. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter beginning on March 31, 2010, which we estimate to be $3.5 million for the year ended December 31, 2010, and is included in the current portion of LTD at December 31, 2009. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.25 at December 31, 2009) plus 3.00% to 4.25% (0.50% to 2.5625% at December 31, 2008 plus 0.75% to 1.25%) or the Agent bank’s base rate plus 2.00% to 3.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2009) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash paid (received) during the period for:
Interest	$4,428	$7,095	$9,235
Income taxes	(1,358)	3,219	2,245
Non-cash transactions:
Barter revenue	$4,825	$4,405	$4,331
Barter expense	4,637	4,429	4,217
Acquisition of property and equipment	573	591	67
Acquisition of broadcast license	—	1,577	—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Fair value of assets acquired	$—	$11,169	$14,151
Cash paid	—	(11,099)	(10,298)

Debt and liabilities assumed	$—	$70	$3,853

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax liabilities:
Property and equipment	$9,122	$8,899
Prepaid expenses	488	393

Total deferred tax liabilities	9,610	9,292
Deferred tax assets:
Intangible assets	5,214	3,999
Allowance for doubtful accounts	295	430
Compensation	2,956	2,513
Other accrued liabilities	111	170
Loss carry forwards	269	273

	8,845	7,385
Less: valuation allowance	269	273

Total net deferred tax assets	8,576	7,112

Net deferred tax liabilities	$1,034	$2,180

Current portion of deferred tax assets	$873	$1,114
Non-current portion of deferred tax liabilities	(1,907)	(3,294)

Net deferred tax liabilities	$(1,034)	$(2,180)

At December 31, 2009, we have state and local tax loss carry forwards of approximately $10,487,000, which will expire from 2010 to 2024. During 2009, we generated approximately $59,000 in state and local tax loss carry forwards and we utilized approximately $276,000 in state and local tax loss carry forwards and accordingly, the valuation allowances decreased by $4,000. At December 31, 2009, the valuation allowance for net deferred tax assets relates to state and local loss carry forwards. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2009 and 2008, net deferred tax liabilities include a deferred tax asset of $1,401,000 and $1,057,000, respectively, relating to stock-based compensation expense. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2009 and 2008. See Note 7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(60)	$970	$2,075
State	44	387	471

Total current	(16)	1,357	2,546
Total deferred	(1,145)	(33,879)	5,144

	$(1,161)	$(32,522)	$7,690

In addition, we realized tax expense as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax expenses were recorded to additional paid-in capital in the amounts of approximately $24,000, $42,000 and $14,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Tax (benefit) expense at U.S. statutory rates	$(1,264)	$(34,482)	$6,496
State tax (benefit) expense, net of federal benefit	(182)	(4,501)	1,038
Impairment of Indefinite-lived intangibles and Goodwill not deductible for tax	150	5,854	—
Other, net	139	511	48
Change in valuation allowance on loss carry forwards	(4)	96	108

	$(1,161)	$(32,522)	$7,690

The Company adopted authoritative guidance on January 1, 2007, that clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The guidance prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company did not have any transition adjustments upon adoption.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the balance sheets at December 31, 2009 and 2008 are tax accruals of approximately $77,000 and $88,000, respectively, for uncertain tax positions. The decrease in these accruals during the year ended December 31, 2009 was primarily related to the settlement of tax uncertainties and lapses in statutes of limitations. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2009 and 2008, we had no tax-related interest or penalties and had approximately $5,000 accrued at December 31, 2009 and 2008.

7.	Stock-Based Compensation

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

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the years ended December 31, 2009, 2008 and 2007 was approximately $858,000, $925,000 and $943,000, respectively. The associated future income tax benefit recognized for the years ended December 31, 2009, 2008 and 2007 was approximately $377,000, $390,000 and $387,000, respectively.

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

2007
Grants

Weighted average grant date fair value per share	$19.30
Expected volatility	36.50%
Expected term of options (years)	7.9
Risk-free interest rate	4.76%
Dividend yield	0%

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

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value (Years)

Outstanding at January 1, 2007	632,903	$51.96
Granted	46,095	37.96
Exercised	(6,213)	30.56
Forfeited/canceled/expired	(2,008)	42.00

Outstanding at December 31, 2007	670,777	$51.24	4.4	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(220,718)	45.39

Outstanding at December 31, 2008	450,059	$54.11	4.7	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(61,590)	51.24

Outstanding at December 31, 2009	388,469	$54.56	4.2	$—

Vested and Exercisable at December 31, 2009	308,016	$58.48	3.6	$—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2007	178,350	$20.80
Granted	46,095	19.28
Vested	(37,955)	21.28
Forfeited/canceled/expired	(1,883)	20.28

Non-vested at December 31, 2007	184,607	$20.34
Granted	—	—
Vested	(47,080)	20.90
Forfeited/canceled/expired	(11,202)	20.44

Non-vested at December 31, 2008	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled/expired	(3,593)	20.14

Non-vested at December 31, 2009	80,453	$19.74

The following summarizes the stock option transactions for the Directors Plans for the year ended December 31:

		Weighted
		Average	Aggregate
	Number of	Price	Intrinsic
	Options	per Share	Value

Outstanding at January 1, 2007	4,790	$0.036	$183,726
Granted	5,607	0.040
Exercised	(4,621)	0.040
Forfeited	—	—

Outstanding at December 31, 2007	5,776	$0.037	$135,726
Granted	—	—
Exercised	(4,740)	0.038
Forfeited	—	—

Outstanding and exercisable at December 31, 2008	1,036	$0.035	$6,802
Granted	—	—
Exercised	(1,036)	0.035
Forfeited	—	—

Outstanding and exercisable at December 31, 2009	—	$—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $6,274, $108,000 and $225,000, respectively. Cash received from stock options exercised during the years ended December 31, 2009 and 2008 was not significant. Cash received from stock options exercised during the year ended December 31, 2007 was $176,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2007	39,644	$42.20
Granted	10,243	37.96
Vested	(8,431)	43.24
Forfeited/canceled/expired	(419)	41.12

Outstanding at December 31, 2007	41,037	$40.95
Granted	26,325	23.96
Vested	(10,472)	42.21
Forfeited/canceled/expired	(3,241)	37.18

Outstanding at December 31, 2008	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited/canceled/expired	(1,925)	30.84

Non-vested and outstanding at December 31, 2009	37,368	$31.45

Weighted average remaining contractual life (in years)	2.5

The weighted average grant date fair value of restricted stock that vested during 2009, 2008 and 2007 was approximately $514,000, $442,000 and $364,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $750,000, $1,317,000 and $1,315,000 at December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007 we had approximately $1,365,600, $1,433,000 and $1,366,500, respectively, of total compensation expense related to stock-based arrangements. The associated tax benefit recognized for the years ended December 31, 2009, 2008 and 2007 was approximately $600,800, $604,700 and $560,300, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $9,000, $220,000 and $352,000 in 2009, 2008 and 2007, respectively, of which approximately $190,000 and $303,000 represents our discretionary contributions in 2008 and 2007, respectively. The Company did not make a discretionary contribution to the 401(k) Plan in 2009.

Employee Stock Purchase Plan

In 1999 our stockholders approved the Employee Stock Purchase Plan (“ESPP”) under which a total of 390,625 shares of our Class A Common Stock was eligible for sale to our employees. Each quarter, an eligible employee was able to elect to withhold up to 10 percent of his or her compensation up to a maximum of

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

$5,000 to purchase shares of our stock at a price equal to 85 percent of the fair value of the stock as of the last day of such quarter. There were 7,455 and 4,819 shares issued under the ESPP in 2008 and 2007, respectively. Compensation expense recognized related to the ESPP for the years ended December 31, 2008 and 2007 was approximately $18,000 and $24,000, respectively. The ESPP was terminated on December 31, 2008.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $204,000, $341,000 and $330,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Condensed Consolidated Balance Sheet of 2008 Acquisitions

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2008 acquisitions.

Saga Communications, Inc.

Condensed Consolidated Balance Sheets
of 2008 Acquisitions

(In thousands)

Assets Acquired:
Property and equipment	$56
Other assets:
Broadcast licenses — Radio segment	5,799
Goodwill — Radio segment	5,314

Total other assets	11,113

Total assets acquired	11,169

Liabilities Assumed:
Current liabilities	70

Total liabilities assumed	70

Net assets acquired	$11,099

10.	Related Party Transactions

Acquisition of Stations from Affiliates of Directors

On January 16, 2007, we agreed to pay $50,000 to cancel a clause in our 2003 purchase agreement of WSNI-FM in the Winchendon, Massachusetts market that would require us to pay the seller an additional $500,000 if within five years of closing we obtained approval from the FCC for a city of license change. The radio station was owned by a company in which Robert Maccini, a member of our Board of Directors until September 2009, is an officer and director of, and has a 33% voting ownership interest, and 26% non-voting ownership interest. The ownership interest of Mr. Maccini was disclosed to our Board prior to its approval of the transaction. Mr. Maccini did not participate in voting on this transaction when it came before the Board. The purchase price was determined on an arm’s length basis. We began operating this station under the terms of a TBA on February 1, 2003.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

This same company owned by Mr. Maccini has a 65% ownership interest in another company which entered into a licensing agreement with us, which renews annually unless terminated, to provide us with certain Internet radio services. We paid $81,000, $91,000 and $22,000 in software licensing fees and $1,000, $1,000 and $52,000 for computer hardware during the years ended December 31, 2009, 2008 and 2007, respectively. The relationship of the companies to Mr. Maccini was disclosed to our Board prior to its approval of the license agreement and its determination that it was on an arms’ length basis. Mr. Maccini did not participate in such vote.

Principal Stockholder Employment Agreement

In December 2007, we entered into an employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of April 1, 2009. The employment agreement expires March 31, 2014. The agreement provides for an annual base salary of $750,000 (subject to annual increases on each anniversary date not less than 3% or a defined cost of living increase). Under the agreement, Mr. Christian is eligible for bonuses and stock options in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile and will pay for an executive medical plan. In connection with the execution of the agreement, Mr. Christian was paid an extension payment of $100,000. The agreement provides generally that, upon the consummation of sale or transfer of control of the Company, Mr. Christian’s employment will be terminated and the Company will pay him an amount equal to 2.99 times the average of his total annual compensation for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for applicable income taxes, including excise taxes, related to the payment. For the three years ended December 31, 2009 his average annual compensation, as defined by the employment agreement was approximately $928,000.

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

The employment agreement was amended on March 31, 2009, among other things, to allow Mr. Christian to defer any or all of his annual salary. On March 31, 2009, Mr. Christian agreed to defer approximately $102,000 of his 2009 salary to be paid 50% on January 1, 2010 and 50% on April 1, 2010. On December 15, 2009, Mr. Christian agreed to defer approximately $134,000 of his 2010 salary to be paid 100% on January 14, 2011.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station in Pittsburg, Kansas, a full power FOX affiliate. At December 31, 2009 there was $1,078,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2009 we have recorded $1,078,000 in debt and $1,061,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time, Option Agreement and Broker Agreement. We paid fees under the agreements of approximately $4,100 per month during 2009, 2008, and 2007, plus accounting fees and reimbursement of expenses actually incurred in operating the station. In 2009 we prepaid Surtsey $11,500 for 2010 expenses.

Surtsey leases office space in a building owned by us, and paid us rent of approximately $15,000, $18,000, and $6,000 during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2007, Surtsey provided graphic design services of approximately $24,000 for our Milwaukee, WI market.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2009. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2009 was $1,837,000 ($1,797,000 and $1,803,000 for the years ended December 31, 2008 and 2007, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2009 (in thousands):

2010	$1,459
2011	1,152
2012	882
2013	593
2014	276
Thereafter	2,992

$7,354

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2009 (in thousands):

2010	$674
2011	583
2012	272
2013	64
2014	18
Thereafter	4

$1,615
Amounts due within one year (included in accounts payable)	674

$941

Contingencies

In 2003, in connection with our acquisition of one FM radio station, WJZK-FM serving the Columbus, Ohio market, we entered into an agreement whereby we would pay the seller up to an additional $1,000,000 if we obtain approval from the FCC for a city of license change.

13.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs in which there is little or no market data available, which requires management to develop its own assumptions in pricing the asset or liability.

We measure the fair value of time deposits based on quoted market prices of similar assets and other significant inputs derived from or corroborated by observable market data.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 2 — Broadcast Licenses, Goodwill and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table represents the fair value of the Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at
	Total Fair	Reporting Date Using
	Value	Level 1	Level 2	Level 3

Non-financial assets:
Broadcast licenses	$61,625	—	—	$61,625

Total	$61,625	$—	$—	$61,625

During the fourth quarter of 2009, the Company wrote down broadcast licenses with a carrying value of $78,911,000 to their fair value of $61,625,000, resulting in a non-cash impairment charge of $17,286,000, which is included in the net loss for the year ended December 31, 2009.

14.	Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations, eleven analog translators, and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2009:
Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Depreciation and amortization	$6,166	$2,242	$221	$8,629

Total assets at December 31, 2009	$153,718	$27,963	$20,670	$202,351

Capital additions	$3,226	$742	$73	$4,041

Broadcast licenses, net	$80,736	$9,816	$—	$90,552

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2008:
Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Depreciation and amortization	$6,446	$2,293	$222	$8,961

Total assets at December 31, 2008	$177,677	$30,462	$13,321	$221,460

Capital additions	$4,568	$2,429	$130	$7,127

Broadcast licenses, net	$96,777	$10,896	$—	$107,673

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2007:
Net operating revenue	$126,596	$17,427	$—	$144,023
Station operating expense	92,162	14,140	—	106,302
Corporate general and administrative	—	—	9,800	9,800

Operating income (loss)	$34,434	$3,287	$(9,800)	$27,921

Depreciation and amortization	$6,363	$1,619	$204	$8,186

Total assets at December 31, 2007	$288,660	$31,986	$16,998	$337,644

Capital additions	$8,533	$1,076	$243	$9,852

Goodwill, net	$49,490	$171	$—	$49,661

Broadcast licenses, net	$150,913	$12,189	$—	$163,102

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In thousands, except per share data)

Net operating revenue	$26,124	$31,532	$31,637	$37,342	$31,253	$36,192	$31,784	$34,890
Station operating expenses	23,940	25,421	23,295	27,246	23,556	26,588	23,856	26,550
Corporate general and administrative	2,067	2,552	2,158	2,574	1,906	2,485	1,813	2,368
Gain on asset exchange	—	—	—	(224)	—	(282)	(495)	—
Impairment of intangible assets	—	—	—	—	—	—	17,286	116,443

Operating income (loss)	117	3,559	6,184	7,746	5,791	7,401	(10,676)	(110,471)
Other (income) expenses:
Interest expense	773	1,995	1,430	1,876	1,386	1,889	1,359	1,413
Other	(4)	20	(28)	7	43	—	199	49

Income (loss) before income tax	(652)	1,544	4,782	5,863	4,362	5,512	(12,234)	(111,933)
Income tax provision (benefit)	(290)	634	2,108	2,403	1,892	2,415	(4,871)	(37,974)

Net income (loss)	$(362)	$910	$2,674	$3,460	$2,470	$3,097	$(7,363)	$(73,959)

Basic earnings (loss) per share	$(.09)	$.18	$.63	$.70	$.58	$.65	$(1.74)	$(17.41)

Weighted average common shares	4,161	5,020	4,226	4,950	4,227	4,735	4,227	4,249

Diluted earnings (loss) per share	$(.09)	$.18	$.63	$.70	$.58	$.65	$(1.74)	$(17.41)

Weighted average common and common equivalent shares	4,161	5,022	4,227	4,951	4,227	4,738	4,227	4,249

In the fourth quarter of 2009 and 2008, the Company recognized a pre-tax impairment charge of $17,286,000 and $116,443,000, respectively, to reduce the carrying value of its broadcast licenses and goodwill to the estimated fair value. The 2009 and 2008 charges are comprised of $16,206,000 and $114,979,000, respectively, for the Radio segment and $1,080,000 and $1,464,000, respectively, for the Television segment.

16.	Subsequent Events

Amendment to Credit Agreement

On February 11, 2010, we amended our Credit Agreement to (i) reduce the Revolving Commitments to $115,000,000, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On February 11, 2010, in conjunction with the amendment, we made a $5,000,000 payment on the outstanding balance of our Credit Agreement.

Realized gain from FCC license downgrade

In January 2010, we recognized a gain of approximately $3,500,000 from an agreement to downgrade an FCC license at one of the Company’s stations. This license downgrade has no effect on the broadcasting signal to the market we serve.

Manchester, New Hampshire building damaged

In February 2010, the building that houses our Manchester, New Hampshire radio stations’ studios and offices experienced an extreme amount of damage from hurricane force winds that tore the roof off the building. We are currently in the process of assessing the damage and affect on our fixed assets and we will likely have a loss. We are fully insured and do not expect a material impact on our consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke R. Brown, Jr. Clarke R. Brown, Jr.	Director

/s/ David B. Stephens David B. Stephens	Director

/s/ Gary G. Stevens Gary G. Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	4	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(a)(2)	12	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(b)	8	Bylaws, as amended May 23, 2007.
4(a)	1	Plan of Reorganization.
4(b)	3	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
4(c)	10	Amendment No. 1, dated as of May 24, 2005 under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(d)	10	Amendment No. 2, dated as of May 16, 2006 under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(e)	11	Assignment and Acceptance dated as of September 29, 2008, under the Credit Agreement dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, formerly The Bank of New York, as Administrative Agent.
4(f)	13	Amendment No. 3 and Consent No. 1, dated as of March 9, 2009, to and under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon (formerly The Bank of New York), as Administrative Agent.
4(g)	15	Amendment No. 4, dated as of February 11, 2010, under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, as Administrative Agent.
10(b)	2	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(f)	3	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	*	Chief Executive Officer Annual Incentive Plan.
10(h)	5	Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	6	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(k)	6	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(l)	6	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan
10(o)	7	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	9	Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(p)(1)	14	Amendment to Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(q)	9	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	9	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	9	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(t)	9	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.

Exhibit No.		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

4	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) and incorporated by reference herein.

5	Exhibit filed with the Company’s 2005 Proxy Statement filed on April 15, 2005 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2008 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 13, 2009 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 8-K filed on February 17, 2010 and incorporated by reference herein.