Form 10-Q
period 2010-03-31
SAGA COMMUNICATIONS INC
filed 2010-05-14
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 10, 2010 was 3,660,141 and 598,643, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$16,426	$12,899
Accounts receivable, net	16,254	19,096
Prepaid expenses and other current assets	1,701	2,345
Barter transactions	2,025	1,681
Deferred income taxes	833	873

Total current assets	37,239	36,894
Property and equipment	158,345	158,011
Less accumulated depreciation	90,193	88,795

Net property and equipment	68,152	69,216
Other assets:
Broadcast licenses, net	90,552	90,552
Other intangibles, deferred costs and investments, net	6,880	5,689

Total other assets	97,432	96,241

	$202,823	$202,351

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,081	$1,345
Payroll and payroll taxes	5,496	5,494
Other accrued expenses	4,095	3,422
Barter transactions	2,164	1,802
Current portion of long-term debt	15,200	17,078

Total current liabilities	28,036	29,141
Deferred income taxes	3,047	1,907
Long-term debt	100,878	104,000
Other liabilities	3,232	3,210
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	49,669	49,371
Retained earnings	46,381	43,064
Treasury stock	(28,473)	(28,395)

Total stockholders’ equity	67,630	64,093

	$202,823	$202,351

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$27,987	$26,124
Station operating expenses	22,560	23,940
Corporate general and administrative	1,882	2,067

Operating income	3,545	117
Other expenses, net:
Interest expense	1,519	773
Other income	(3,596)	(4)

Income (loss) before income tax	5,622	(652)
Income tax provision (benefit)	2,305	(290)

Net income (loss)	$3,317	$(362)

Earnings (loss) per share
Basic	$0.78	$(0.09)

Diluted	$0.78	$(0.09)

Weighted average common shares	4,228	4,161

Weighted average common and common equivalent shares	4,229	4,161

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$7,342	$5,053
Cash flows from investing activities:
Acquisition of property and equipment	(845)	(1,065)
Proceeds from license downgrade	3,561	—
Other investing activities	50	27

Net cash provided by (used in) investing activities	2,766	(1,038)
Cash flows from financing activities:
Payments on long-term debt	(5,000)	(2,000)
Payments for debt issuance costs	(1,503)	(967)
Purchase of shares held in treasury	(78)	(20)

Net cash used in financing activities	(6,581)	(2,987)

Net increase in cash and cash equivalents	3,527	1,028
Cash and cash equivalents, beginning of period	12,899	6,992

Cash and cash equivalents, end of period	$16,426	$8,020

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders	$3,317	$(362)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,228	4,161
Effect of dilutive securities:
Common stock equivalents	1	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,229	4,161

Basic earnings (loss) per share	$0.78	$(0.09)

Diluted earnings (loss) per share	$0.78	$(0.09)

     Approximately 3,500 incremental shares were not included in the diluted loss per share calculation for the three months ended March 31, 2009 as the shares were antidilutive since the Company reported a net loss for the quarter.
     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 390,000 and 450,000 for the three months ended March 31, 2010 and 2009, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets will remain in service. This change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $201,000, and decrease basic and diluted earnings per share by $.05 for the three months ended March 31, 2009. The change in estimate had no effect on depreciation expense in 2010 as the analog equipment was fully depreciated as of December 31, 2009,
     Revenue Recognition
     Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and The Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.
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
2. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for variable interest entities which addresses (1) the effects on certain provisions of previous guidance, as a result of the elimination of the qualifying special-purpose entity concept and (2) concerns about the application of certain key provisions of previous guidance, including those in which the accounting and disclosures under the previous guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance was effective on January 1, 2010 and adoption did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on our consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on our consolidated financial statements.

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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2010:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2009	4,770	600
Exercised options	2	—
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2009	4,771	599
Conversion of shares	1	(1)

Balance, March 31, 2010	4,772	598

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2010, we have repurchased 1,387,551 shares of our Class A Common Stock for approximately $45,560,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.
5. Stock-Based Compensation
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
     Stock-Based Compensation
     Compensation expense of approximately $187,000 and $202,000 was recognized for the three months ended March 31, 2010 and 2009, respectively, and is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2010 and 2009 was approximately $76,000 and $90,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the three months ended March 31, 2010:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2010	388,469	$54.56	4.2	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(320)	37.25

Outstanding at March 31, 2010	388,149	$54.58	4.0	$—

Exercisable at March 31, 2010	349,669	$56.53	3.7	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2010	80,453	$19.74
Granted	—	—
Vested	(41,653)	20.88
Forfeited/canceled	(320)	18.81

Non-vested at March 31, 2010	38,480	$18.51

     The following summarizes the restricted stock transactions for the three months ended March 31, 2010:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2010	37,368	$31.45
Granted	—	—
Vested	(14,097)	35.92
Forfeited	(212)	28.47

Non-vested and outstanding at March 31, 2010	23,059	$28.74

     For the three months ended March 31, 2010 and 2009, we had approximately $111,000 and $126,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three months ended March 31, 2010 and 2009 was approximately $46,000 and $56,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Credit Agreement:
Reducing revolver facility	$115,000	$120,000
Secured debt of affiliate	1,078	1,078

	116,078	121,078
Amounts payable within one year	15,200	17,078

	$100,878	$104,000

     Our Credit Agreement is a reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Company’s unused borrowing capacity under the Credit Agreement was zero at March 31, 2010.
     On February 11, 2010, we amended our Credit Agreement to (i) reduce the Revolving Commitments to $115 million, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million and were capitalized as deferred financing costs. Additionally, we paid down debt by $5 million in connection with the amendment.
     The Revolving Commitments will be permanently reduced by $2.5 million at the end of each calendar quarter beginning on June 30, 2010 and ending on June 30, 2012. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter, which we estimate to be $5.2 million for the twelve month period ending March 31, 2011, and is included in the current portion of long-term debt at March 31, 2010. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2010) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     Approximately $1.1 million of secured debt of affiliate was refinanced in April 2010 for a term of one year.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2010:
Net operating revenue	$24,144	$3,843	$—	$27,987
Station operating expense	19,223	3,337	—	22,560
Corporate general and administrative	—	—	1,882	1,882

Operating income (loss)	$4,921	$506	$(1,882)	$3,545

Depreciation and amortization	$1,421	$424	$52	$1,897

Total assets	$151,117	$26,552	$25,154	$202,823

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2009:
Net operating revenue	$22,697	$3,427	$—	$26,124
Station operating expense	20,317	3,623	—	23,940
Corporate general and administrative	—	—	2,067	2,067

Operating income (loss)	$2,380	$(196)	$(2,067)	$117

Depreciation and amortization	$1,531	$666	$61	$2,258

Total assets	$172,280	$29,587	$14,980	$216,847

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense (benefit) are managed on a consolidated basis and are reflected only in our discussion of consolidated results.
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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2010 and 2009, approximately 88% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.
     Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and the first quarter of 2010 as compared to the same periods in the prior years, though the level of advertising spending has not returned to pre-recession levels. As the U.S. economic climate continues to improve, we believe our revenues for the second quarter of 2010 will improve as well, however, the pace of the economic recovery is not certain and renewed reductions in advertising spending could adversely affect our operating results.
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
     We have implemented several initiatives to offset the declines in revenue. We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and have added online components including streaming our stations over the Internet and on-demand options. We are seeing development potential in this area and believe that revenues from our interactive initiatives will continue to increase.
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

     During the three months ended March 31, 2010 and 2009 and the years ended December 31, 2009 and 2008, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 30%, 31%, 30% and 32%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2010	2009	2009	2008
Market:
Bellingham, Washington	5%	6%	5%	5%
Des Moines, Iowa	6%	6%	7%	7%
Manchester, New Hampshire	6%	5%	5%	6%
Milwaukee, Wisconsin	13%	14%	13%	14%
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
     During the three months ended March 31, 2010 and 2009 and the years ended December 31, 2009 and 2008, the radio stations in our four largest markets when combined, represented approximately 38%, 50%, 41% and 42%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2010	2009	2009	2008
Market:
Bellingham, Washington	7%	10%	7%	7%
Des Moines, Iowa	3%	5%	7%	4%
Manchester, New Hampshire	8%	10%	7%	11%
Milwaukee, Wisconsin	20%	25%	20%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, impairment of intangible assets, less gain on asset exchange.

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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2010 and 2009, approximately 80% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.
     Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and the first quarter of 2010 as compared to the same periods in the prior years, though the level of advertising spending has not returned to pre-recession levels. As the U.S. economic climate continues to improve, we believe our revenues for the second quarter of 2010 will improve as well, however, the pace of the economic recovery is not certain and renewed reductions in advertising spending could adversely affect our operating results.
     The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

     Our television market in Joplin, Missouri represented approximately 15%, 14% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the three months ended March 31, 2010 and the years ended December 31, 2009 and 2008. As a result of the depressed economy in the first quarter of 2009, our consolidated operating income for the Joplin market is not meaningful for the three months ended March 31, 2009.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Results of Operations
     The following tables summarize our results of operations for the three months ended March 31, 2010 and 2009.
Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$27,987	$26,124	$1,863	7.1%
Station operating expense	22,560	23,940	(1,380)	(5.8)%
Corporate G&A	1,882	2,067	(185)	(9.0)%

Operating income	3,545	117	3,428	N/M
Interest expense	1,519	773	746	96.5%
Other income, net	(3,596)	(4)	(3,592)	N/M
Income tax expense (benefit)	2,305	(290)	2,595	N/M

Net income (loss)	$3,317	$(362)	$3,679	N/M

Earnings (loss) per share (basic and diluted)	$.78	$(.09)	$.87	N/M

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$24,144	$22,697	$1,447	6.4%
Station operating expense	19,223	20,317	(1,094)	(5.4)%

Operating income	$4,921	$2,380	$2,541	106.8%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$3,843	$3,427	$416	12.1%
Station operating expense	3,337	3,623	(286)	(7.9)%

Operating income (loss)	$506	$(196)	$702	N/M

N/M =	Not Meaningful

     Reconciliation of segment operating income (loss) to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2010:
Net operating revenue	$24,144	$3,843	$—	$27,987
Station operating expense	19,223	3,337	—	22,560
Corporate general and administrative	—	—	1,882	1,882

Operating income (loss)	$4,921	$506	$(1,882)	$3,545

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2009:
Net operating revenue	$22,697	$3,427	$—	$26,124
Station operating expense	20,317	3,623	—	23,940
Corporate general and administrative	—	—	2,067	2,067

Operating income (loss)	$2,380	$(196)	$(2,067)	$117

     Consolidated
     For the three months ended March 31, 2010, consolidated net operating revenue was $27,987,000 compared with $26,124,000 for the three months ended March 31, 2009, an increase of approximately $1,863,000 or 7%. Gross national revenue and gross local revenue increased approximately $640,000 and $1,177,000, respectively. Gross political revenue increased approximately $203,000. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks.
     Station operating expense was $22,560,000 for the three months ended March 31, 2010, compared with $23,940,000 for the three months ended March 31, 2009, a decrease of $1,380,000 or 6%. In response to the significant downturn in the economy late in 2008 we made significant expense reductions late in the first quarter of 2009. The effects of these reductions were not realized until the second quarter of 2009. As a result of these reductions the decrease in station operating expense is primarily attributable to a decrease in salaries, severance costs and ratings services of $500,000, $230,000 and $225,000, respectively. Additionally, depreciation expense was approximately $362,000 higher in the first quarter of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009.
     Operating income for the three months ended March 31, 2010 was $3,545,000 compared to $117,000 for the three months ended March 31, 2009, an increase of approximately $3,428,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above, and an $185,000 or 9% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was attributable to overall expense reductions.
     We generated net income of approximately $3,317,000 ($.78 per share on a fully diluted basis) during the three months ended March 31, 2010, compared to a net loss of $362,000 (-$.09 per share on a fully diluted basis) for the three months ended March 31, 2009, an increase of approximately $3,679,000. The increase was the result of an increase in operating income of $3,428,000 and an increase in other income of $3,592,000 offset by increases in interest expense and income tax expense of $746,000 and $2,595,000, respectively. In the current quarter, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in interest expense was attributable to an average increase in market interest rates of approximately 2.3% and an increase in deferred financing costs incurred in connection with our credit amendments in 2009 and 2010. We expect interest expense to increase in the second quarter as a result of the amendment to our debt agreement on February 11, 2010. The increase in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the three months ended March 31, 2010, net operating revenue of the radio segment was $24,144,000 compared with $22,697,000 for the three months ended March 31, 2009, which represents an increase of $1,447,000 or 6%. Gross national revenue and gross local revenue increased approximately $401,000 and $978,000, respectively. Gross political revenue increased approximately $177,000 in the current quarter as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks.
     Station operating expense for the radio segment was $19,223,000 for the three months ended March 31, 2010, compared with $20,317,000 for the three months ended March 31, 2009, a decline of approximately $1,094,000 or 5%. Salaries and related expenses in the first quarter of 2010 decreased approximately $450,000 from the same quarter of 2009, primarily as a result of salary and work force reductions during 2009 in response to the difficult economic conditions. Severance costs and sales surveys expense decreased approximately $210,000 and $225,000, respectively, in the current year quarter.
     Operating income in the radio segment increased $2,541,000 to $4,921,000 for the three months ended March 31, 2010, from $2,380,000 for the three months ended March 31, 2009. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.
     Television Segment
     For the three months ended March 31, 2010, net operating revenue of our television segment was $3,843,000 compared with $3,427,000 for the three months ended March 31, 2009, an increase of $416,000 or 12%. Gross national revenue and gross local revenue increased approximately $239,000 and $199,000, respectively. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general.
     Station operating expense in the television segment for the three months ended March 31, 2010 was $3,337,000, compared with $3,623,000 for the three months ended March 31, 2009, a decrease of approximately $286,000 or 8%. Depreciation expense was approximately $242,000 higher in the first quarter of 2009, primarily as a result of a change in the estimated useful life of television analog equipment. Salaries and related expenses in the first quarter of 2010 decreased approximately $50,000 from the same quarter of 2009 as a result of salary and work force reductions during 2009.
     Operating income in the television segment for the three months ended March 31, 2010 was $506,000 compared to an operating loss of $196,000 for the three months ended March 31, 2009, an increase of approximately $702,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.

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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of March 31, 2010, the Company had $116,078,000 of long-term debt outstanding (including the current portion thereof) and the Company’s unused borrowing capacity under its Credit Agreement was zero.
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
     On February 11, 2010, we amended our Credit Agreement to (i) reduce the Revolving Commitments to $115,000,000, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million and were capitalized as deferred financing costs.
     On February 11, 2010, in conjunction with the amendment, we made a $5,000,000 payment on the outstanding balance of our Credit Agreement.
     The Revolving Commitments will be permanently reduced by $2,500,000 at the end of each calendar quarter beginning on June 30, 2010 and ending on June 30, 2012. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2010) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

     Sources and Uses of Cash
     During the three months ended March 31, 2010 and 2009, we had net cash flows from operating activities of $7,342,000 and $5,053,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2010 were approximately $845,000 ($1,065,000 in 2009). We anticipate capital expenditures in 2010 to be approximately $4,500,000 to $5,000,000, which we expect to finance through funds generated from operations.
     Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts, including the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We anticipate that our contractual cash obligations will be financed through funds generated from operations.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Inflation
     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2010. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
January 1 — January 31, 2010	—	$—	—	$14,518,317
February 1 — February 28, 2010	—	$—	—	$14,518,317
March 1 — March 31, 2010	5,466	$14.25	5,466	$14,440,427

Total	5,466	$14.25	5,466	$14,440,427

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: May 14, 2010	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 14, 2010	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)