Form 10-Q
period 2010-06-30
SAGA COMMUNICATIONS INC
filed 2010-08-16
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 10, 2010 was 3,660,141 and 598,643, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$16,047	$12,899
Short-term investments	2,005	—
Accounts receivable, net	19,536	19,096
Prepaid expenses and other current assets	1,693	2,345
Barter transactions	2,009	1,681
Deferred income taxes	831	873

Total current assets	42,121	36,894
Property and equipment	157,733	158,011
Less accumulated depreciation	90,403	88,795

Net property and equipment	67,330	69,216
Other assets:
Broadcast licenses, net	90,552	90,552
Other intangibles, deferred costs and investments, net	6,402	5,689

Total other assets	96,954	96,241

	$206,405	$202,351

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,498	$1,345
Payroll and payroll taxes	6,686	5,494
Other accrued expenses	3,894	3,422
Barter transactions	2,071	1,802
Current portion of long-term debt	17,278	17,078

Total current liabilities	31,427	29,141
Deferred income taxes	4,062	1,907
Long-term debt	96,300	104,000
Other liabilities	3,061	3,210
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	49,899	49,371
Retained earnings	50,076	43,064
Treasury stock	(28,473)	(28,395)

Total stockholders’ equity	71,555	64,093

	$206,405	$202,351

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,887	$31,637	$60,874	$57,761
Station operating expense	23,157	23,295	45,717	47,235
Corporate general and administrative	1,897	2,158	3,779	4,225

Operating income	7,833	6,184	11,378	6,301
Other expenses, net:
Interest expense	1,468	1,430	2,987	2,203
Other (income) expense, net	185	(28)	(3,411)	(32)

Income before income tax	6,180	4,782	11,802	4,130
Income tax provision	2,485	2,108	4,790	1,818

Net income	$3,695	$2,674	$7,012	$2,312

Earnings per share
Basic	$.87	$.63	$1.66	$.55

Diluted	$.87	$.63	$1.66	$.55

Weighted average common shares	4,236	4,226	4,229	4,192

Weighted average common and common equivalent shares	4,237	4,227	4,229	4,193

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$12,826	$12,001
Cash flows from investing activities:
Acquisition of property and equipment	(2,146)	(2,574)
Proceeds from license downgrade	3,561	—
Purchases of short-term investments	(2005)	—
Other investing activities	(7)	302

Net cash used in investing activities	(597)	(2,272)
Cash flows from financing activities:
Payments on long-term debt	(7,500)	(2,000)
Payments for debt issuance costs	(1,503)	(967)
Purchase of shares held in treasury	(78)	(20)
Other financing activities	—	2

Net cash used in financing activities	(9,081)	(2,985)

Net increase in cash and cash equivalents	3,148	6,744
Cash and cash equivalents, beginning of period	12,899	6,992

Cash and cash equivalents, end of period	$16,047	$13,736

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009. Results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands, except per share data)
Numerator:

Net income available to common stockholders	$3,695	$2,674	$7,012	$2,312

Denominator:

Denominator for basic earnings per share-weighted average shares	4,236	4,226	4,229	4,192
Effect of dilutive securities:
Common stock equivalents	1	1	—	1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,237	4,227	4,229	4,193

Basic earnings per share	$0.87	$.63	$1.66	$.55

Diluted earnings per share	$0.87	$.63	$1.66	$.55

     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 350,000 for the three and six months ended June 30, 2010 and 390,000 for the three and six months ended June 30, 2009. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets would remain in service. This change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $74,000 and $277,000, and decrease earnings per share (basic and diluted) by $0.02 and $0.07, for the three and six months ended June 30, 2009, respectively. The change in estimate had no effect on depreciation expense in 2010 as the analog equipment was fully depreciated as of December 31, 2009.
     Fair Value of Financial Instruments
     Short-term investments, which include time deposits and certificates of deposit, approximate fair value due to their short maturities.
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
     In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The guidance adopted on January 1, 2010 did not have a material impact on our consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on our consolidated financial statements.

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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2010:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2009	4,770	600
Exercised options	2	—
Conversion of shares	1	(1)
Forfeiture of restricted stock.	(2)	—

Balance, December 31, 2009	4,771	599
Conversion of shares	1	(1)

Balance, June 30, 2010	4,772	598

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2010, we have repurchased 1,387,551 shares of our Class A Common Stock for approximately $45,560,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.
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
     Stock-Based Compensation
     Compensation expense of approximately $139,000 and $326,000, respectively, and related tax benefits of $56,000 and $132,000, respectively, was recognized for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the Company recognized compensation expense of approximately $216,000 and $418,000, respectively, and related tax benefits of $95,000 and $184,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the six months ended June 30, 2010:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2010	388,469	$54.56	4.2	$—
Granted	—	—
Exercised	—	—
Expired	(40,712)	66.97
Forfeited	(320)	37.25

Outstanding at June 30, 2010	347,437	$53.12	4.2	$—

Exercisable at June 30, 2010	308,957	$55.16	3.9	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2010	80,453	$19.74
Granted	—	—
Vested	(41,653)	20.88
Forfeited/canceled	(320)	18.81

Non-vested at June 30, 2010	38,480	$18.51

The following summarizes the restricted stock transactions for the six months ended June 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2010	37,368	$31.45
Granted	—	—
Vested	(14,097)	35.92
Forfeited	(212)	28.47

Non-vested and outstanding at June 30, 2010	23,059	$28.74

     For the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, we had approximately $91,000, $202,000, $126,000 and $252,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009 was approximately $37,000, $82,000, $55,000 and $111,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement:
Reducing revolver facility	$112,500	$120,000
Secured debt of affiliate	1,078	1,078

	113,578	121,078
Amounts payable within one year	17,278	17,078

	$96,300	$104,000

     Our Credit Agreement is a reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Company’s unused borrowing capacity under the Credit Agreement was zero at June 30, 2010.
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
     The Revolving Commitments will be be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement), which we estimate to be $6.2 million for the twelve month period ending June 30, 2011, and is included in the current portion of long-term debt at June 30, 2010. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2010) that, among other things, require us to maintain specified financial ratios and imposes certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2010:
Net operating revenue	$28,661	$4,226	$—	$32,887
Station operating expense	19,827	3,330	—	23,157
Corporate general and administrative	—	—	1,897	1,897

Operating income (loss)	$8,834	$896	$(1,897)	$7,833

Depreciation and amortization	$1,444	$409	$54	$1,907

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2009:
Net operating revenue	$27,530	$4,107	$—	$31,637
Station operating expense	19,694	3,601	—	23,295
Corporate general and administrative	—	—	2,158	2,158

Operating income (loss)	$7,836	$506	$(2,158)	$6,184

Depreciation and amortization	$1,516	$664	$48	$2,228

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2010:
Net operating revenue	$52,805	$8,069	$—	$60,874
Station operating expense	39,050	6,667	—	45,717
Corporate general and administrative	—	—	3,779	3,779

Operating income (loss)	$13,755	$1,402	$(3,779)	$11,378

Depreciation and amortization	$2,865	$833	$106	$3,804

Total assets	$154,157	$26,357	$25,891	$206,405

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2009:
Net operating revenue	$50,227	$7,534	$—	$57,761
Station operating expense	40,011	7,224	—	47,235
Corporate general and administrative	—	—	4,225	4,225

Operating income (loss)	$10,216	$310	$(4,225)	$6,301

Depreciation and amortization	$3,047	$1,330	$109	$4,486

Total assets	$176,136	$30,032	$17,814	$223,982

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2010 and 2009, approximately 87% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.
     Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and first and second quarters of 2010 as compared to the same periods in the prior years. The level of advertising spending has not returned to pre-recession levels, and in June 2010 our uptrend in revenue slowed. We expect to continue to see revenue improvements for the remainder of 2010, however, at a lower rate than we realized in the first quarter of 2010. Recent U.S. economic data has been below expectations, prompting renewed concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results.
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
     Although the recent global recession has negatively affected advertising revenues for a wide variety of media businesses, radio revenue growth has been declining or stagnant over the last several years, primarily in major markets that are dependent on national advertising. We believe that this decline in major market radio advertising revenue is the result of a lack of pricing discipline by radio operators and new technologies and media (such as the Internet, satellite radio, and MP3 players). These recent technologies and media are gaining advertising share against radio and other traditional media.
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
     We also continue the rollout of HD Radio®. HD Radio® utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market. It is unclear what impact HD Radio® will have on the industry and our revenue as the availability of HD receivers, particularly in automobiles, is not widely available.

     During the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009 and 2008, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 30%, 31%, 30% and 32%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2010	2009	2009	2008
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	6%	7%	7%	7%
Manchester, New Hampshire	6%	5%	5%	6%
Milwaukee, Wisconsin	13%	14%	13%	14%
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
     During the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009 and 2008, the radio stations in our four largest markets when combined, represented approximately 38%, 44%, 41% and 42%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2010	2009	2009	2008
Market:
Bellingham, Washington	6%	7%	7%	7%
Des Moines, Iowa	5%	7%	7%	4%
Manchester, New Hampshire	8%	8%	7%	11%
Milwaukee, Wisconsin	19%	22%	20%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2010 and 2009, approximately 80% and 84%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.
     Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and first and second quarters of 2010 as compared to the same periods in the prior years. The level of advertising spending has not returned to pre-recession levels, and in June 2010 our uptrend in revenue slowed. We expect to continue to see revenue improvements for the remainder of 2010, however, at a lower rate than we realized in the first quarter of 2010. Recent U.S. economic data has been below expectations, prompting renewed concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results.
     The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

     Our television market in Joplin, Missouri represented approximately 12%, 10%, 14% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009 and 2008.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Results of Operations
     The following tables summarize our results of operations for the three months ended June 30, 2010 and 2009.
Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,887	$31,637	$1,250	4.0%
Station operating expense	23,157	23,295	(138)	(0.6)%
Corporate G&A	1,897	2,158	(261)	(12.1)%

Operating income	7,833	6,184	1,649	26.7%
Interest expense	1,468	1,430	38	2.7%
Other (income) expense, net	185	(28)	213	N/M
Income taxes	2,485	2,108	377	17.9%

Net income	$3,695	$2,674	$1,021	38.2%

Earnings per share (basic and diluted)	$.87	$.63	$.24	38.1%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$28,661	$27,530	$1,131	4.1%
Station operating expense	19,827	19,694	133	0.7%

Operating income	$8,834	$7,836	$998	12.7%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$4,226	$4,107	$119	2.9%
Station operating expense	3,330	3,601	(271)	(7.5)%

Operating income	$896	$506	$390	77.2%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2010:
Net operating revenue	$28,661	$4,226	$—	$32,887
Station operating expense	19,827	3,330	—	23,157
Corporate general and administrative	—	—	1,897	1,897

Operating income (loss)	$8,834	$896	$(1,897)	$7,833

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2009:
Net operating revenue	$27,530	$4,107	$—	$31,637
Station operating expense	19,694	3,601	—	23,295
Corporate general and administrative	—	—	2,158	2,158

Operating income (loss)	$7,836	$506	$(2,158)	$6,184

Consolidated
     For the three months ended June 30, 2010, consolidated net operating revenue was $32,887,000 compared with $31,637,000 for the three months ended June 30, 2009, an increase of approximately $1,250,000 or 4%. Gross national revenue and gross local revenue increased approximately $562,000 and $541,000, respectively. Gross political revenue increased approximately $290,000. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks and in two of our radio markets.
     Station operating expense was $23,157,000 for the three months ended June 30, 2010, compared with $23,295,000 for the three months ended June 30, 2009, a decrease of $138,000 or less than 1%. The decline in station operating expense was primarily attributable to an increase in sales salaries and commission expense of approximately $224,000 in the second quarter of 2010 from the same quarter of 2009, as a result of improved net operating revenue in the current year, offset by a decrease in depreciation expense of approximately $312,000 primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. We also had an increase in advertising and promotion spending of $327,000 but those costs were offset by overall cost reductions in our technical, programming and ratings services.
     Operating income for the three months ended June 30, 2010 was $7,833,000 compared to $6,184,000 for the three months ended June 30, 2009, an increase of approximately $1,649,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above, and a $261,000 or 12% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was attributable to overall expense reductions.
     We generated net income of approximately $3,695,000 ($.87 per share on a fully diluted basis) during the three months ended June 30, 2010, compared with $2,674,000 ($.63 per share on a fully diluted basis) for the three months ended June 30, 2009, an increase of approximately $1,021,000. The increase was the result of an increase in operating income of $1,649,000 offset by increases in other expense and income tax expense of $213,000 and $377,000, respectively. Other expense includes a loss of $248,000 recognized on the disposal of our Doppler radar systems in two of our television markets. Our television stations have changed to alternative weather reporting systems. The increase in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the three months ended June 30, 2010, net operating revenue of the radio segment was $28,661,000 compared with $27,530,000 for the three months ended June 30, 2009, which represents an increase of $1,131,000 or 4%. Gross national revenue and gross local revenue increased approximately $357,000 and $624,000, respectively. Gross political revenue increased approximately $279,000 in the current quarter as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks and in two of our radio markets.
     Station operating expense for the radio segment was $19,827,000 for the three months ended June 30, 2010, compared with $19,694,000 for the three months ended June 30, 2009, an increase of approximately $133,000 or less than 1%. Sales salaries and commission expense increased approximately $214,000 in the second quarter of 2010 from the same quarter of 2009, as a result of improved operating performance in the current year. Technical and programming expenses decreased $100,000 and $240,000, respectively, in the current quarter as compared to the prior year quarter as a result of overall cost reductions. Ratings service expense decreased approximately $200,000 in the current year quarter and advertising and promotion expenses increased $330,000.
     Operating income in the radio segment increased $998,000 to $8,834,000 for the three months ended June 30, 2010, from $7,836,000 for the three months ended June 30, 2009. The increase was a direct result of the improvement in net operating revenue described in detail above.
     Television Segment
     For the three months ended June 30, 2010, net operating revenue of our television segment was $4,226,000 compared with $4,107,000 for the three months ended June 30, 2009, an increase of $119,000 or 3%. Gross national revenue increased approximately $205,000, but was partially offset by an $83,000 decrease in gross local revenue. The increase in net operating revenue was primarily a result of the improvements in the U.S. economy and advertising spending in general.
     Station operating expense in the television segment for the three months ended June 30, 2010 was $3,330,000, compared with $3,601,000 for the three months ended June 30, 2009, a decrease of approximately $271,000 or 8%. Depreciation expense was approximately $255,000 higher in the second quarter of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009.
     Operating income in the television segment for the three months ended June 30, 2010 was $896,000 compared with $506,000 for the three months ended June 30, 2009, an increase of approximately $390,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Results of Operations
     The following tables summarize our results of operations for the six months ended June 30, 2010 and 2009.
Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$60,874	$57,761	$3,113	5.4%
Station operating expense	45,717	47,235	(1,518)	(3.2)%
Corporate G&A	3,779	4,225	(446)	(10.6)%

Operating income	11,378	6,301	5,077	80.6%
Interest expense	2,987	2,203	784	35.6%
Other (income) expense, net	(3,411)	(32)	(3,379)	N/M
Income taxes	4,790	1,818	2,972	163.5%

Net income	$7,012	$2,312	$4,700	203.3%

Earnings per share (basic and diluted)	$1.66	$.55	$1.11	201.8%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$52,805	$50,227	$2,578	5.1%
Station operating expense	39,050	40,011	(961)	(2.4)%

Operating income	$13,755	$10,216	$3,539	34.6%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$8,069	$7,534	$535	7.1%
Station operating expense	6,667	7,224	(557)	(7.7)%

Operating income	$1,402	$310	$1,092	352.3%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2010:
Net operating revenue	$52,805	$8,069	$—	$60,874
Station operating expense	39,050	6,667	—	45,717
Corporate general and administrative	—	—	3,779	3,779

Operating income (loss)	$13,755	$1,402	$(3,779)	$11,378

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2009:
Net operating revenue	$50,227	$7,534	$—	$57,761
Station operating expense	40,011	7,224	—	47,235
Corporate general and administrative	—	—	4,225	4,225

Operating income (loss)	$10,216	$310	$(4,225)	$6,301

     Consolidated
     For the six months ended June 30, 2010, consolidated net operating revenue was $60,874,000 compared with $57,761,000 for the six months ended June 30, 2009, an increase of approximately $3,113,000 or 5%. Gross national revenue and gross local revenue increased approximately $1,202,000 and $1,718,000, respectively. Gross political revenue increased approximately $493,000. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks and in two of our radio markets.
     Station operating expense was $45,717,000 for the six months ended June 30, 2010, compared with $47,235,000 for the six months ended June 30, 2009, a decrease of approximately $1,518,000 or 3%. Salaries and related expenses in the six months ended June 30, 2010 decreased approximately $110,000 from the same period of 2009, primarily as a result of salary and work force reductions during 2009 in response to the difficult economic conditions. Severance costs and ratings service expense decreased approximately $270,000 and $425,000, respectively, in the current year. Additionally, depreciation expense was approximately $665,000 higher in the first six months of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009.
     Operating income for the six months ended June 30, 2010 was $11,378,000 compared to $6,301,000 for the six months ended June 30, 2009, an increase of approximately $5,077,000, or 81%. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above, and a $446,000 or 11% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was attributable to overall expense reductions.
     We generated net income of approximately $7,012,000 ($1.66 per share on a fully diluted basis) during the six months ended June 30, 2010, compared with $2,312,000 ($.55 per share on a fully diluted basis) for the six months ended June 30, 2009, an increase of approximately $4,700,000. The increase was the result of an increase in operating income of $5,077,000 and an increase in other income of $3,379,000 offset by increases in interest expense and income tax expense of $784,000 and $2,972,000, respectively. In the first quarter of 2010, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in interest expense was attributable to an average increase in market interest rates of approximately 1.3%, and an increase in the amortization of debt financing costs, partially offset by the decrease in debt. The increase in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the six months ended June 30, 2010, net operating revenue of the radio segment was $52,805,000 compared with $50,227,000 for the six months ended June 30, 2009, an increase of $2,578,000 or 5%. Gross national revenue and gross local revenue increased approximately $758,000 and $1,602,000, respectively. Gross political revenue increased approximately $456,000 for the six months ended June 30,2010 as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks and in two of our radio markets.
     Station operating expense for the radio segment was $39,050,000 for the six months ended June 30, 2010, compared with $40,011,000 for the six months ended June 30, 2009, a decrease of approximately $961,000 or 2%. Salaries and related expenses in the six months ended June 30, 2010 decreased approximately $100,000 from the same period of 2009, primarily as a result of salary and work force reductions during 2009 in response to the difficult economic conditions. Severance costs and ratings service expense decreased approximately $250,000 and $425,000, respectively, in the current year.
     Operating income in the radio segment for the six months ended June 30, 2010 was $13,755,000 compared to $10,216,000 for the six months ended June 30, 2009, an increase of approximately $3,539,000 or 35%. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.
     Television Segment
     For the six months ended June 30, 2010, net operating revenue of our television segment was $8,069,000 compared with $7,534,000 for the six months ended June 30, 2009, an increase of $535,000 or 7%. Gross national revenue and gross local revenue increased approximately $444,000 and $116,000, respectively. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general.
     Station operating expense in the television segment for the six months ended June 30, 2010 was $6,667,000, compared with $7,224,000 for the six months ended June 30, 2009, a decrease of approximately $557,000 or 8%. Depreciation expense was approximately $497,000 higher in the first half of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. The remaining decrease in station operating expense is the result of overall cost reductions in the television segment.
     Operating income in the television segment for the six months ended June 30, 2010 was $1,402,000 compared with $310,000 for the six months ended June 30, 2009, an increase of approximately $1,092,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.

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
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of June 30, 2010, the Company had $113,578,000 of long-term debt outstanding (including the current portion thereof) and the Company’s unused borrowing capacity under its Credit Agreement was zero.
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
     As of June 30, 2010 we have paid a total of $7.5 million on the outstanding balance of our Credit Agreement, and in July 2010, we paid down an additional $4 million.
     The Revolving Commitments will be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at June 30, 2010) that, among other things, require us to maintain specified financial ratios and imposes certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

     Sources and Uses of Cash
     During the six months ended June 30, 2010 and 2009, we had net cash flows from operating activities of $12,826,000 and $12,001,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2010 were approximately $2,146,000 ($2,574,000 in 2009). We anticipate capital expenditures in 2010 to be approximately $4,500,000 to $5,000,000, which we expect to finance through funds generated from operations.
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

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SAGA COMMUNICATIONS, INC
Date: August 16, 2010	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 16, 2010	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)