Form 10-Q
period 2010-09-30
SAGA COMMUNICATIONS INC
filed 2010-11-12
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 10, 2010 was 3,658,202 and 598,643, respectively.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,497	$12,899
Short-term investments	2,009	—
Accounts receivable, net	19,153	19,096
Prepaid expenses and other current assets	1,807	2,345
Barter transactions	1,733	1,681
Deferred income taxes	931	873

Total current assets	39,130	36,894
Property and equipment	158,385	158,011
Less accumulated depreciation	91,912	88,795

Net property and equipment	66,473	69,216
Other assets:
Broadcast licenses, net	90,552	90,552
Other intangibles, deferred costs and investments, net	6,565	5,689

Total other assets	97,117	96,241

	$202,720	$202,351

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,711	$1,345
Payroll and payroll taxes	6,086	5,494
Other accrued expenses	3,092	3,422
Barter transactions	1,968	1,802
Current portion of long-term debt	11,088	17,078

Total current liabilities	23,945	29,141
Deferred income taxes	5,592	1,907
Long-term debt	94,490	104,000
Other liabilities	3,395	3,210
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,085	49,371
Retained earnings	53,633	43,064
Treasury stock	(28,473)	(28,395)

Total stockholders’ equity	75,298	64,093

	$202,720	$202,351

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,810	$31,253	$93,684	$89,014
Station operating expense	23,629	23,556	69,346	70,791
Corporate general and administrative	1,741	1,906	5,520	6,131

Operating income	7,440	5,791	18,818	12,092
Other expenses, net:
Interest expense	1,375	1,386	4,362	3,589
Other (income) expense, net	13	43	(3,398)	11

Income before income tax	6,052	4,362	17,854	8,492
Income tax provision	2,495	1,892	7,285	3,710

Net income	$3,557	$2,470	$10,569	$4,782

Earnings per share
Basic	$.84	$.58	$2.50	$1.14

Diluted	$.84	$.58	$2.50	$1.14

Weighted average common shares	4,236	4,227	4,230	4,202

Weighted average common and common equivalent shares	4,236	4,227	4,230	4,203

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$19,229	$18,649
Cash flows from investing activities:
Acquisition of property and equipment	(3,259)	(3,237)
Proceeds from license downgrade	3,561	—
Purchases of short-term investments	(2005)	—
Other investing activities	153	89

Net cash used in investing activities	(1,550)	(3,148)
Cash flows from financing activities:
Payments on long-term debt	(15,500)	(4,850)
Payments for debt issuance costs	(1,503)	(967)
Purchase of shares held in treasury	(78)	(20)
Other financing activities	—	(7)

Net cash used in financing activities	(17,081)	(5,844)

Net increase in cash and cash equivalents	598	9,657
Cash and cash equivalents, beginning of period	12,899	6,992

Cash and cash equivalents, end of period	$13,497	$16,649

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009. Results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:

Net income available to common stockholders	$3,557	$2,470	$10,569	$4,782

Denominator:

Denominator for basic earnings per share-weighted average shares	4,236	4,227	4,230	4,202
Effect of dilutive securities:
Common stock equivalents	—	—	—	1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,236	4,227	4,230	4,203

Basic earnings per share	$0.84	$.58	$2.50	$1.14

Diluted earnings per share	$0.84	$.58	$2.50	$1.14

     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 336,000 for the three and nine months ended September 30, 2010 and 388,000 for the three and nine months ended September 30, 2009. These options were excluded from the computation of diluted earnings per share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective periods. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Change in Accounting Estimate
     In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by February 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets would remain in service. This change of estimated useful lives is deemed as a change in accounting estimate and has been accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income and earnings per share (basic and diluted) by approximately $277,000, and $0.07, respectively, for the nine months ended September 30, 2009. The change in estimate had no effect on the three months ended September 30, 2009. There was no effect on depreciation expense in 2010 as the analog equipment was fully depreciated as of December 31, 2009.
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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2010:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2009	4,770	600
Exercised options	2	—
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2009	4,771	599
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, September 30, 2010	4,770	598

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2010, we have repurchased 1,387,551 shares of our Class A Common Stock for approximately $45,560,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.
5. Stock-Based Compensation
     2005 Incentive Compensation Plan
     On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan which replaced our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. Our stockholders approved the Amended and Restated 2005 Incentive Compensation Plan (the “2005 Plan”) in May 2010. The 2005 Plan extends through March 10, 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees.
     Stock-Based Compensation
     Compensation expense of approximately $113,000 and $439,000, respectively, and related tax benefits of $47,000 and $180,000, respectively, was recognized for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the Company recognized compensation expense of approximately $220,000 and $638,000, respectively, and related tax benefits of $97,000 and $281,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the nine months ended September 30, 2010:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2010	388,469	$54.56	4.2	$—
Granted	—	—

Exercised	—	—
Expired	(48,590)	66.49
Forfeited	(3,645)	36.94

Outstanding at September 30, 2010	336,234	$53.03	3.6	$—

Exercisable at September 30, 2010	301,079	$54.92	3.3	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2010	80,453	$19.74
Granted	—	—
Vested	(41,653)	20.88
Forfeited/canceled	(3,645)	18.59

Non-vested at September 30, 2010	35,155	$18.51

The following summarizes the restricted stock transactions for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2010	37,368	$31.45
Granted	—	—
Vested	(14,097)	35.92
Forfeited	(2,151)	28.85

Non-vested and outstanding at September 30, 2010	21,120	$28.73

     For the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, we had approximately $74,000, $276,000, $128,000 and $380,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 was approximately $31,000, $113,000, $56,000 and $167,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement:
Reducing revolver facility	$104,500	$120,000
Secured debt of affiliate	1,078	1,078

	105,578	121,078
Amounts payable within one year	11,088	17,078

	$94,490	$104,000

     Our Credit Agreement is a reducing revolving line of credit maturing on July 29, 2012. Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Company’s unused borrowing capacity under the Credit Agreement was $5.1 million at September 30, 2010.
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
     The Revolving Commitments will be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement), which we estimate to be $5.4 million for the twelve month period ending September 30, 2011. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2010) that, among other things, require us to maintain specified financial ratios and imposes certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2010:
Net operating revenue	$28,089	$4,721	$—	$32,810
Station operating expense	20,134	3,495	—	23,629
Corporate general and administrative	—	—	1,741	1,741

Operating income (loss)	$7,955	$1,226	$(1,741)	$7,440

Depreciation and amortization	$1,447	$438	$57	$1,942

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2009:
Net operating revenue	$26,992	$4,261	$—	$31,253
Station operating expense	20,046	3,510	—	23,556
Corporate general and administrative	—	—	1,906	1,906

Operating income (loss)	$6,946	$751	$(1,906)	$5,791

Depreciation and amortization	$1,521	$453	$57	$2,031

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010:
Net operating revenue	$80,894	$12,790	$—	$93,684
Station operating expense	59,184	10,162	—	69,346
Corporate general and administrative	—	—	5,520	5,520

Operating income (loss)	$21,710	$2,628	$(5,520)	$18,818

Depreciation and amortization	$4,312	$1,271	$163	$5,746

Total assets	$152,136	$26,806	$23,778	$202,720

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2009:
Net operating revenue	$77,219	$11,795	$—	$89,014
Station operating expense	60,057	10,734	—	70,791
Corporate general and administrative	—	—	6,131	6,131

Operating income (loss)	$17,162	$1,061	$(6,131)	$12,092

Depreciation and amortization	$4,568	$1,783	$166	$6,517

Total assets	$172,244	$28,968	$23,528	$224,740

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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2010 and 2009, approximately 87% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.
     Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and first, second and third quarters of 2010 as compared to the same periods in the prior years. The level of advertising spending has not returned to pre-recession levels, and in the months of June and September 2010 our uptrend in revenue slowed. We expect to continue to see revenue improvements for the fourth quarter of 2010, primarily attributable to political advertising increases. Recent U.S. economic data has been below expectations, prompting renewed concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results.
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
     We also continue the rollout of HD Radio®. HD Radio® utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market. It is unclear what impact HD Radio ® will have on the industry and our revenue as the availability of HD receivers, particularly in automobiles, is not widely available.

     During the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 30%, 31%, 30% and 32%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
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
     We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, impairment of intangible assets, less gain on asset exchange). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry, and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.
     During the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008, the radio stations in our four largest markets when combined, represented approximately 37%, 43%, 41% and 42%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2010	2009	2009	2008
Market:
Bellingham, Washington	7%	7%	7%	7%
Des Moines, Iowa	5%	7%	7%	4%
Manchester, New Hampshire	8%	8%	7%	11%
Milwaukee, Wisconsin	17%	21%	20%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2010 and 2009, approximately 81% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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

     Our television market in Joplin, Missouri represented approximately 13%, 11%, 14% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009 and 2008.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Results of Operations
     The following tables summarize our results of operations for the three months ended September 30, 2010 and 2009.
Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,810	$31,253	$1,557	5.0%
Station operating expense	23,629	23,556	73	0.3%
Corporate G&A	1,741	1,906	(165)	(8.7)%

Operating income	7,440	5,791	1,649	28.5%
Interest expense	1,375	1,386	(11)	(0.8)%
Other (income) expense, net	13	43	(30)	N/M
Income taxes	2,495	1,892	603	31.9%

Net income	$3,557	$2,470	$1,087	44.0%

Earnings per share (basic and diluted)	$.84	$.58	$.26	44.8%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,089	$26,992	$1,097	4.1%
Station operating expense	20,134	20,046	88	0.4%

Operating income	$7,955	$6,946	$1,009	14.5%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,721	$4,261	$460	10.8%
Station operating expense	3,495	3,510	(15)	(0.4)%

Operating income	$1,226	$751	$475	63.2%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2010:
Net operating revenue	$28,089	$4,721	$—	$32,810
Station operating expense	20,134	3,495	—	23,629
Corporate general and administrative	—	—	1,741	1,741

Operating income (loss)	$7,955	$1,226	$(1,741)	$7,440

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2009:
Net operating revenue	$26,992	$4,261	$—	$31,253
Station operating expense	20,046	3,510	—	23,556
Corporate general and administrative	—	—	1,906	1,906

Operating income (loss)	$6,946	$751	$(1,906)	$5,791

Consolidated
     For the three months ended September 30, 2010, consolidated net operating revenue was $32,810,000 compared with $31,253,000 for the three months ended September 30, 2009, an increase of approximately $1,557,000 or 5%. Gross national revenue and gross local revenue increased approximately $167,000 and $752,000, respectively. Gross political revenue increased approximately $860,000. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was attributable to political advertising related to the November congressional, senatorial, gubernatorial and local elections.
     Station operating expense was $23,629,000 for the three months ended September 30, 2010, compared with $23,556,000 for the three months ended September 30, 2009, an increase of $73,000 or less than 1%. The increase in station operating expense was primarily attributable to an increase in advertising and promotion spending of $220,000, partially offset by cost reductions in our programming and ratings services.
     Operating income for the three months ended September 30, 2010 was $7,440,000 compared to $5,791,000 for the three months ended September 30, 2009, an increase of approximately $1,649,000. The increase was a direct result of the improvement in net operating revenue, described in detail above, and a $165,000 or 9% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was attributable to overall expense reductions.
     We generated net income of approximately $3,557,000 ($.84 per share on a fully diluted basis) during the three months ended September 30, 2010, compared with $2,470,000 ($.58 per share on a fully diluted basis) for the three months ended September 30, 2009, an increase of approximately $1,087,000. The increase was the result of an increase in operating income of $1,649,000 partially offset by an increase in income tax expense of $603,000. The increase in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the three months ended September 30, 2010, net operating revenue of the radio segment was $28,089,000 compared with $26,992,000 for the three months ended September 30, 2009, which represents an increase of $1,097,000 or 4%. Gross national revenue and gross local revenue increased approximately $114,000 and $620,000, respectively. Gross political revenue increased approximately $512,000 in the current quarter as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was primarily attributable to political advertising on our networks and in two of our radio markets.
     Station operating expense for the radio segment was $20,134,000 for the three months ended September 30, 2010, compared with $20,046,000 for the three months ended September 30, 2009, an increase of approximately $88,000 or less than 1%. The increase in station operating expense was primarily attributable to an increase in advertising and promotion spending of $200,000, partially offset by cost reductions in our programming services.
     Operating income in the radio segment increased $1,009,000 to $7,955,000 for the three months ended September 30, 2010, from $6,946,000 for the three months ended September 30, 2009. The increase was a direct result of the improvement in net operating revenue described in detail above.
     Television Segment
     For the three months ended September 30, 2010, net operating revenue of our television segment was $4,721,000 compared with $4,261,000 for the three months ended September 30, 2009, an increase of $460,000 or 11%. Gross national revenue and gross local revenue increased approximately $53,000 and $132,000, respectively. Gross political revenue increased approximately $348,000 in the current quarter as compared to the prior year period. The increase in net operating revenue was primarily a result of political advertising, and improvements in the U.S. economy and advertising spending in general.
     Station operating expense in the television segment for the three months ended September 30, 2010 was $3,495,000, compared with $3,510,000 for the three months ended September 30, 2009, a decrease of approximately $15,000.
     Operating income in the television segment for the three months ended September 30, 2010 was $1,226,000 compared with $751,000 for the three months ended September 30, 2009, an increase of approximately $475,000. The increase was a direct result of the improvement in net operating revenue described in detail above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Results of Operations
     The following tables summarize our results of operations for the nine months ended September 30, 2010 and 2009.
Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$93,684	$89,014	$4,670	5.2%
Station operating expense	69,346	70,791	(1,445)	(2.0)%
Corporate G&A	5,520	6,131	(611)	(10.0)%

Operating income	18,818	12,092	6,726	55.6%
Interest expense	4,362	3,589	773	21.5%
Other (income) expense, net	(3,398)	11	(3,409)	N/M
Income taxes	7,285	3,710	3,575	96.4%

Net income	$10,569	$4,782	$5,787	121.0%

Earnings per share (basic and diluted)	$2.50	$1.14	$1.36	119.3%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$80,894	$77,219	$3,675	4.8%
Station operating expense	59,184	60,057	(873)	(1.5)%

Operating income	$21,710	$17,162	$4,548	26.5%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$12,790	$11,795	$995	8.4%
Station operating expense	10,162	10,734	(572)	(5.3)%

Operating income	$2,628	$1,061	$1,567	147.7%

N/M = Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2010:
Net operating revenue	$80,894	$12,790	$—	$93,684
Station operating expense	59,184	10,162	—	69,346
Corporate general and administrative	—	—	5,520	5,520

Operating income (loss)	$21,710	$2,628	$(5,520)	$18,818

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2009:
Net operating revenue	$77,219	$11,795	$—	$89,014
Station operating expense	60,057	10,734	—	70,791
Corporate general and administrative	—	—	6,131	6,131

Operating income (loss)	$17,162	$1,061	$(6,131)	$12,092

     Consolidated
     For the nine months ended September 30, 2010, consolidated net operating revenue was $93,684,000 compared with $89,014,000 for the nine months ended September 30, 2009, an increase of approximately $4,670,000 or 5%. Gross national revenue and gross local revenue increased approximately $1,369,000 and $2,470,000, respectively. Gross political revenue increased approximately $1,353,000. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was attributable to political advertising related to the November congressional, senatorial, gubernatorial and local elections.
     Station operating expense was $69,346,000 for the nine months ended September 30, 2010, compared with $70,791,000 for the nine months ended September 30, 2009, a decrease of approximately $1,445,000 or 2%. Salaries and related expenses for the nine months ended September 30, 2010 decreased approximately $285,000 from the same period of 2009, primarily as a result of salary and work force reductions during 2009 in response to the difficult economic conditions. Severance costs and ratings service expense decreased approximately $250,000 and $500,000, respectively, in the current year. Additionally, depreciation expense was approximately $750,000 higher in the first nine months of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. These cost reductions were partially offset by a $600,000 increase in advertising and promotions expense in 2010 as compared to the same period of the prior year.
     Operating income for the nine months ended September 30, 2010 was $18,818,000 compared to $12,092,000 for the nine months ended September 30, 2009, an increase of approximately $6,726,000, or 56%. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above, and a $611,000 or 10% decrease in corporate general and administrative charges. The decrease in corporate general and administrative charges was attributable to overall expense reductions.
     We generated net income of approximately $10,569,000 ($2.50 per share on a fully diluted basis) during the nine months ended September 30, 2010, compared with $4,782,000 ($1.14 per share on a fully diluted basis) for the nine months ended September 30, 2009, an increase of approximately $5,787,000. The increase was the result of an increase in operating income of $6,726,000 and an increase in other income of $3,409,000 offset by increases in interest expense and income tax expense of $773,000 and $3,575,000, respectively. In the first quarter of 2010, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in interest expense was attributable to an average increase in market interest rates of approximately 0.9%, and an increase in the amortization of debt financing costs, partially offset by the decrease in debt. The increase in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the nine months ended September 30, 2010, net operating revenue of the radio segment was $80,894,000 compared with $77,219,000 for the nine months ended September 30, 2009, an increase of $3,675,000 or 5%. Gross national revenue and gross local revenue increased approximately $872,000 and $2,222,000, respectively. Gross political revenue increased approximately $968,000 for the nine months ended September 30, 2010 as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was attributable to political advertising related to the November congressional, senatorial, gubernatorial and local elections.
     Station operating expense for the radio segment was $59,184,000 for the nine months ended September 30, 2010, compared with $60,057,000 for the nine months ended September 30, 2009, a decrease of approximately $873,000 or 1%. Salaries and related expenses in the nine months ended September 30, 2010 decreased approximately $220,000 from the same period of 2009, primarily as a result of salary and work force reductions during 2009 in response to the difficult economic conditions. Severance costs and ratings service expense decreased approximately $230,000 and $500,000, respectively, in the current year.
     Operating income in the radio segment for the nine months ended September 30, 2010 was $21,710,000 compared to $17,162,000 for the nine months ended September 30, 2009, an increase of approximately $4,548,000 or 27%. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.
     Television Segment
     For the nine months ended September 30, 2010, net operating revenue of our television segment was $12,790,000 compared with $11,795,000 for the nine months ended September 30, 2009, an increase of $995,000 or 8%. Gross national revenue and gross local revenue increased approximately $497,000 and $248,000, respectively. Gross political revenue increased approximately $385,000 for the nine months ended September 30, 2010 as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the gradual recovery of the U.S. economy and advertising spending in general. The increase in gross political revenue was attributable to political advertising related to the November congressional, senatorial, gubernatorial and local elections.
     Station operating expense in the television segment for the nine months ended September 30, 2010 was $10,162,000, compared with $10,734,000 for the nine months ended September 30, 2009, a decrease of approximately $572,000 or 5%. Depreciation expense was approximately $512,000 higher in the same period of 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. The remaining decrease in station operating expense is the result of overall cost reductions in the television segment.
     Operating income in the television segment for the nine months ended September 30, 2010 was $2,628,000 compared with $1,061,000 for the nine months ended September 30, 2009, an increase of approximately $1,567,000. The increase was a direct result of the improvement in net operating revenue and reduction in station operating expense, described in detail above.

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
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     As of September 30, 2010, the Company had $105,578,000 of long-term debt outstanding (including the current portion thereof) and the Company’s unused borrowing capacity under its Credit Agreement was $5.1 million.
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
     As of September 30, 2010 we have paid a total of $15.5 million on the outstanding balance of our Credit Agreement, and in October 2010, we paid down an additional $4.5 million.
     The Revolving Commitments will be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) each calendar quarter. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at September 30, 2010) that, among other things, require us to maintain specified financial ratios and imposes certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

     Sources and Uses of Cash
     During the nine months ended September 30, 2010 and 2009, we had net cash flows from operating activities of $19,229,000 and $18,649,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2010 were approximately $3,259,000 ($3,237,000 in 2009). We anticipate capital expenditures in 2010 to be approximately $4,500,000 to $5,000,000, which we expect to finance through funds generated from operations.
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

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.
Item 6. Exhibits

10(h)	Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: November 12, 2010	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 12, 2010	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)