Form 10-K
period 2010-12-31
SAGA COMMUNICATIONS INC
filed 2011-03-16
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2010 on the NYSE Amex: $86,943,259.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 8, 2011 was 3,654,488 and 597,859, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.
2010 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2011 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.	Business

We are a broadcast company primarily engaged in acquiring, developing and operating radio and television stations. As of February 28, 2011, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2011:

		2010	2010
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WSNY	Columbus, OH	34	36	Adult Contemporary	Women 25-54
WNND	Columbus, OH	34	36	Adult Hits	Adults 25-49
WNNP	Columbus, OH	34	36	Adult Hits	Adults 25-49
WVMX	Columbus, OH	34	36	Hot Adult Contemporary	Women 25-44
WKLH	Milwaukee, WI	31	37	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	31	37	Rock	Men 25-44
WJMR-FM	Milwaukee, WI	31	37	Urban Adult Contemporary	Women 25-54
WZBK	Milwaukee, WI	31	37	Classic Country	Adults 45-64
WNOR	Norfolk, VA	40	43	Rock	Men 18-49
WAFX	Norfolk, VA	40	43	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	68	90	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	68	90	Classic Hits	Adults 45-64
KAZR	Des Moines, IA	68	90	Rock	Men 18-34
KLTI	Des Moines, IA	68	90	Soft Adult Contemporary	Women 35-54
WMGX	Portland, ME	93	167	Hot Adult Contemporary	Women 25-54
WYNZ	Portland, ME	93	167	Classic Hits	Adults 45-64
WPOR	Portland, ME	93	167	Country	Adults 25-54
WCLZ	Portland, ME	93	167	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	101	88	Classic Rock	Men 35-54
WLZX	Springfield, MA	101	88	Rock	Men 18-34
WRSI	Northampton, MA	101	88	Adult Album Alternative	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54+
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WLZX-HD2	Greenfield, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WZID	Manchester, NH	117	194	Adult Contemporary	Adults 25-54
WMLL	Manchester, NH	117	194	Classic Rock	Men 35-54
WZID-HD2	Manchester, NH	117	194	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	162	217	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	162	217	Country	Adults 25-54
WCFF	Champaign, IL	162	217	Variety Hits	Adults 35-54
WYXY	Champaign, IL	162	217	Classic Country	Adults 45-64
WLRW-HD2	Champaign, IL	162	217	Oldies	Adults 45-64
WIXY-HD2	Champaign, IL	162	217	Rock	Men 18-49
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54

(footnotes follow tables)

		2010	2010
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WQQL	Springfield, IL	N/A	N/A	Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL	Asheville, NC	155	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	155	159	Rock	Men 18-49
WOXL-HD2	Asheville, NC	155	159	Adult Album Alternative	Adults 18-49
WNAX	Sioux City IA	197	272	Country	Adults 35+
WWWV	Charlottesville, VA	200	230	Rock	Men 25-54
WQMZ	Charlottesville, VA	200	230	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	200	230	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	244	285	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	244	285	Country	Adults 25-54
KJBX	Jonesboro, AR	244	285	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	244	285	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	244	285	Oldies	Adults 45-64
WCVQ	Clarksville, TN —	N/A	N/A	Hot Adult Contemporary	Women 25-54
Hopkinsville, KY
WVVR	Clarksville, TN —	N/A	N/A	Country	Adults 25-54
Hopkinsville, KY
WZZP	Clarksville, TN —	N/A	N/A	Rock	Men 18-34
Hopkinsville, KY
WEGI	Clarksville, TN —	N/A	N/A	Classic Hits	Adults 35-54
Hopkinsville, KY
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 35-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Men 35-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 35+
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits	Adults 45-64
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Men 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 25-54
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54+
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WYXL-HD3	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54

(footnotes follow tables)

		2010	2010
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	31	37	Christian	Adults 18+
WJOI	Norfolk, VA	40	43	Adult Standards	Adults 45+
KRNT	Des Moines, IA	68	90	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	68	90	Christian	Adults 18+
WGAN	Portland, ME	93	167	News/Talk	Adults 35+
WZAN	Portland, ME	93	167	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	93	167	News/Talk/Sports	Adults 45+
WVAE	Portland, ME	93	167	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	101	88	News/Talk	Adults 35+
WHNP	Springfield, MA	101	88	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	117	194	Adult Standards	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	155	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	155	159	Sports/Talk	Men 18+
WNAX	Yankton, SD	197	272	News/Talk	Adults 35+
WINA	Charlottesville, VA	200	230	News/Talk	Adults 35+
WVAX	Charlottesville, VA	200	230	Progressive Talk	Adults 35+
WEGI	Clarksville, TN —	N/A	N/A	Classic Hits	Adults 35-54
	Hopkinsville, KY
WKFN	Clarksville, TN —	N/A	N/A	Sports/Talk	Men 18+
	Hopkinsville, KY
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35-54
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2010 Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 28, 2011:

		2010 Market
		Ranking by		Fall 2010
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM	Joplin, MO — Pittsburg, KS	148	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	148	FOX	2
WXVT	Greenwood — Greenville, MS	187	CBS	2
KAVU	Victoria, TX	204	ABC	1
KVCT(c)	Victoria, TX	204	FOX	2
KMOL-LP	Victoria, TX	204	NBC	3
KXTS-LP	Victoria, TX	204	MYTV	4	(e)
KUNU-LP	Victoria, TX	204	Univision	4	(e)
KVTX-LP	Victoria, TX	204	Telemundo	6

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2010 A.C. Nielson ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

(e)	Station tied.

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

The radio stations that we own and/or operate employ a variety of programming formats, including Classic Hits, Adult Contemporary, Classic Rock, News/Talk and Country. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

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

8

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

Approximately $120,142,000 or 86% of our gross revenue for the year ended December 31, 2010 (approximately $113,753,000 or 86% in fiscal 2009 and approximately $132,411,000 or 85% in fiscal 2008) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2010 was approximately $20,220,000 or 14% of our gross revenue (approximately $18,896,000 or 14% in fiscal 2009 and approximately $22,552,000 or 15% in fiscal 2008).

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

Employees

As of December 31, 2010, we had approximately 821 full-time employees and 340 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of our broadcast stations and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WNNP	Columbus, OH	6,000	October 1, 2012
WNND	Columbus, OH	6,000	October 1, 2012
WVMX	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WZBK	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011
WAFX	Norfolk, VA	100,000	October 1, 2011
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014
WPOR	Portland, ME	50,000	April 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WYXY	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville,TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville,TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2011
WTMT	Asheville, NC	50,000	December 1, 2011
KEGI	Jonesboro, AR	50,000	June 1, 2012
KDXY	Jonesboro, AR	25,000	June 1, 2012
KJBX	Jonesboro, AR	6,000	June 1, 2012
WWWV	Charlottesville, VA	50,000	October 1, 2011
WQMZ	Charlottesville, VA	6,000	October 1, 2011
WCNR	Charlottesville, VA	6,000	October 1, 2011
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2014
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013
WEGI	Clarksville,TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2011
WYSE	Asheville, NC	5,000(5)	December 1, 2011
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011
WVAX	Charlottesville, VA	1,000	October 1, 2011
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LP(4) (Analog Ch 21/Digital 19)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KVTX-LP(4) (Analog/Digital Ch 45)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KXTS-LP(4) (Analog Ch 41/Digital 28)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KMOL-LP(4) (Analog/Digital Ch 17)	Victoria, TX	Analog 50,000 (vis)	August 1, 2006(6)
WXVT (DTV Ch 15)	Greenville, MS	DTV 330,000	June 1, 2005(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of television stations is expressed in terms of visual (“vis”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WEGI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey Media, LLC.

(4)	KUNU-LP, KXTS-LP, KVTX-LP, and KMOL-LP are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations). The Company has filed an application with the FCC to operate KUNU-LP on digital channel 19. The Company holds a construction permit to “flash-cut” KVTX-LP to digital channel 45. The Company holds a construction permit to operate KXTS-LP on digital channel 28 has filed an application with the FCC to operate KMOL-LP on digital channel 17.

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Although we serve as a holding company for most of our various radio station subsidiaries (where we could not have more than 25% of our stock owned or voted by Aliens), we directly own two radio stations and an FM translator so that we cannot have more than 20% of our stock owned by Aliens.

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

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected (“Qualifying Market”). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is affected. The FCC will permit the common ownership of up to two television stations and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban).

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (“ADI”) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. This so-called “national television station ownership rule” was appealed to the court, and on February 21, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the rule to the FCC for further consideration and vacated outright a related rule that prohibited a cable television system from carrying the signal of any television station it owned in the same local market. As a result, on July 2, 2003, the FCC released a “Report and Order and Notice of Proposed Rulemaking” in MB Docket No. 02-277 that significantly modified the FCC’s multiple ownership rules. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

•	In markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers. A company may obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e., the radio station or the newspaper).

•	In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

(A)	A daily newspaper; one TV station; and up to half of the radio station limit for that market (i.e., if the radio limit in the market is 6, the company can only own 3) or

(B) A daily newspaper; and up to the radio station limit for that market; (i.e., no TV stations) or

(C)	Two TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e., no daily newspapers).

•	In markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

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

The FCC has eliminated its previous scrutiny of some proposed acquisitions and mergers on antitrust grounds that were manifest in a policy of placing a “flag” soliciting public comment on concentration of control issues based on advertising revenue shares or other criteria, on the public notice announcing the acceptance of assignment and transfer applications. Notwithstanding this action, we cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

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

Time Brokerage Agreements.  As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements (“TBA’s.”) While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of time brokerage agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

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

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV station licensed in Pittsburg, Kansas, serving Joplin, Missouri. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement (not a TBA). In addition to these agreements, we have proposed to Surtsey that we enter into option agreements for KFJX-TV and KVCT-TV. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. As noted above, if the FCC decides to attribute television JSA’s, we would be required to terminate the Agreement for the Sale of Commercial Time.

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

Digital Television.  The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the former NTSC (analog) service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the previous NTSC technical standard. Our full-service television stations have begun providing DTV service on channels separate from their formerly-occupied NTSC channels, and have terminated NTSC operations. The Company has constructed full, authorized DTV facilities serving at least 80% of their analog population coverage. On August 4, 2004, the FCC adopted a Report and Order (“Order”) that implemented several steps necessary for the conversion to DTV. This Order, among other things, required broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals. The Order clarified the digital closed captioning rules and mandated that, after an 18-month transition period, all digital television receivers contain V-Chip functionality that will permit the current TV ratings system to be modified.

At present KOAM-TV is providing DTV service on Channel 7. KAVU-TV is providing DTV service on Channel 15. WXVT is providing DTV service on Channel 15. Brokered Station KVCT is providing DTV service on Channel 11. KFJX-TV, with which KOAM-TV shares certain services, is providing DTV services on Channel 13. KOAM-TV elected to use Channel 7 for DTV operations at the end of the digital transition and to make available to Surtsey the use of Channel 13 for KFJX-TV. We hold construction permits that authorize KOAM-TV to operate on Channel 7 for DTV and WXVT to operate on Channel 15 for DTV and a license for KAVU-TV to operate on Channel 15 for DTV, and applications seeking licenses to “cover” the construction permits are on file. All of the Company’s television stations terminated analog broadcasts on February 17, 2009.

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

White Spaces.  On September 23, 2010, the FCC adopted a Second Memorandum Opinion and Order in ET Docket No. 04-186 that updated the rules for unlicensed wireless devices that can operate in broadcast television spectrum at locations where that spectrum is unused by licensed services. This unused TV spectrum is commonly referred to as television “white spaces.” The rules allow for the use of unlicensed TV bands devices in the unused spectrum to provide broadband data and other services for consumers and businesses. It is possible that such operations have the potential for causing interference to broadcast operation, but we cannot yet judge whether such operations will have an adverse impact on the Company’s operations.

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

Low Power FM Radio.  The FCC created a “low power radio service” (“LPFM”) in which the FCC authorizes the construction and operation of two classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On January 4, 2011, the President signed into law the Local Community Radio Act of 2010 which requires the Commission to modify the rules authorizing the operation of LPFM, as proposed in MM Docket No. 99-25. The law requires the Commission to: (1) Prescribe protection for co-channels and first- and second-adjacent channels; (2) Prohibit any applicant from obtaining a low-power FM license if the applicant has engaged in any manner in the unlicensed operation of any station in violation of the Communications Act; (3) Eliminate provisions prohibiting the FCC from extending the eligibility for application for low-power FM stations beyond the organizations and entities as proposed in the docket; and (4) Eliminate third-adjacent minimum distance separation requirements between: (i) LPFM stations and (ii) full-service FM stations, FM translator stations, and FM booster stations. The new law prohibits the FCC from reducing the minimum co-channel and first- and second-adjacent channel distance separation requirements in effect on the date of enactment of the law between LPFM stations and full-service FM stations. The new law authorizes a waiver of the second-adjacent channel distance separation requirement to any LPFM station that establishes that its proposed operations will not interfere with any authorized radio service, provided that, upon notification by the FCC that it is causing certain interference, such LPFM station must: (i) suspend operation; and (ii) resume operation only after interference has been eliminated or it demonstrates that such interference was not due to the low-power FM station’s emissions. The new law requires the FCC to comply with its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and low-power FM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and low-power FM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. The law requires the FCC to modify its rules to address the potential for predicted interference to FM translator input signals on third-adjacent channels set forth in a specified technical report; and modify the interference complaint process in specified ways. The FCC must study and report to Congress on the impact that low-power FM stations will have on full-service commercial FM stations. Before the new law can be implemented, the FCC must conduct a rulemaking proceeding, which has not yet been commenced. We cannot predict what, if any, impact the new LPFM stations will have on the Company’s full-service stations and FM translators.

Digital Audio Radio Satellite Service and Internet Radio.  The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. On July 25, 2008, the Commission voted to approve the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. We cannot predict the extent to which DARS will have an adverse impact on our business. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers, on portable receivers, such as cell phones, and in automobiles. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators are also making their product available through the Internet. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

Satellite Carriage of Local TV Stations.  The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer Commission-determined “significantly viewed” signals to subscribers. In November, 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed. On November 23, 2010, the FCC released three orders that implemented the Satellite Television Extension and Localism Act of 2010 (“STELA”). The FCC modified its SV rules to implement Section 203 of the STELA which amends Section 340 of the Communications Act to give satellite carriers the authority to offer out-of-market but SV broadcast television stations as part of their local service to subscribers. Section 203 of the STELA changes the restrictions on subscriber eligibility to receive SV network stations from satellite carriers. To implement the STELA, the FCC revised its satellite subscriber eligibility rules. The new rules could result in satellite carriers providing additional signals in DMAs where the Company operates television stations, but we cannot predict at this time, what, if any, impact the rules might have on the Company.

In-Band On-Channel “Hybrid Digital” Radio.  On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology can provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC also permits the transmission of up to two additional program streams over the radio stations. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are broadcasting in HD radio on 37 stations and we continue to convert stations to HD radio on an ongoing basis. On January 29, 2010, the FCC adopted an Order that permits FM radio stations to voluntarily increase digital power levels up to ten percent of analog power levels and establishes interference mitigation and remediation procedures to promptly resolve complaints of interference to analog stations. The Commission hopes the changes will boost digital signal coverage while safeguarding analog reception against interference from higher power digital transmissions.

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

Recent Changes to Application and Assignment Procedures.  In January 2010, the FCC adopted a First Report and Order that gives tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. The FCC also adopted a Further Notice of Proposed Rulemaking, seeking comment on: (1) whether the FCC should help applicants acquire new commercial radio stations by establishing an auction bidding credit for federally recognized Native American tribes and Alaska Native Villages; and (2) whether and how to extend the Tribal Priority to tribes that do not possess tribal lands. In a Public Notice released December 2, 2010, in GN Docket No. 10-244, the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process. Under the proposed preference, persons or entities who have overcome substantial disadvantage would be eligible for a bidding credit. The Company cannot predict whether such a preference will be adopted, or whether it would have any impact on the Company.

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

The Company pays for the use of music on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. In 2009, a bill, H.R. 848, the Performance Rights Act, was introduced in Congress, but did not pass in the 111th Congress. If passed, this bill would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by MusicFirst to persuade Congress to enact a law that would require such payments. We cannot predict whether such a law might be enacted. Should such a law be enacted, it would impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured.

On March 25, 2010, the FCC issued a Public Notice implementing the Common Alerting Protocol (“CAP”), which is an open, interoperable, data interchange format for collecting and distributing all-hazard safety notifications and emergency warnings to multiple information networks, public safety alerting systems, and personal communications devices. CAP will allow the Federal Emergency Management Agency (“FEMA”), the National Weather Service (“NWS”), a State Governor, or any other authorized initiator of a public alert and warning to automatically format and geo-target a particular alert simultaneously to the public over multiple media platforms, such as television, radio, cable, cell phones and electronic highway signs. CAP will also allow an alert initiator to send alerts specifically formatted for people with disabilities and for non-English speakers. The deadline for compliance with CAP has been extended to September 30, 2011. Compliance with CAP will require the Company to make a significant investment in new technical equipment, but the extent of the investment is not yet known since the equipment is not yet available on the market.

On November 30, 2010, the FCC adopted a Notice of Proposed Rulemaking in ET Docket No. 10-235 that proposes that wireless broadband providers have equal access to television broadcast frequencies that could become available in spectrum auctions. The Notice seeks comment on establishing new allocations for both fixed and mobile wireless services in the TV broadcast bands. The Notice also explores enabling TV stations to voluntarily combine their operations and distinct programming lineups on a single TV channel. The Notice requests comment on the proposed rules that would enable TV broadcasters to opt to share channels. The Notice also seeks comment on steps that would improve TV reception on the VHF channels (2-13), such as by increasing transmitting power and establishing minimum performance standards for indoor antennas. The Company cannot predict whether the rules will be adopted, or, if adopted, in what form. At this time, the Company has made no decision as to whether it will voluntarily participate in combining operations or spectrum auctions.

The 1996 Telecommunications Act lifted previous restrictions on a local telephone company providing video programming directly to customers within the telephone company’s service areas. The law now permits a telephone company to distribute video services either under the rules applicable to cable television systems or as operators of so-called “wireless cable” systems as common carriers or under FCC rules regulating “open video systems” subject to common carrier regulations. We cannot predict what effect these services may have on us. Likewise, we cannot predict what other changes might be considered in the future, nor can we judge in advance what impact, if any, such changes might have on our business.

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	66	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	54	Executive Vice President and Group Program Director
Warren S. Lada	56	Senior Vice President, Operations
Samuel D. Bush	53	Senior Vice President, Chief Financial Officer and Treasurer
Marcia K. Lobaito	62	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	51	Vice President, Chief Accounting Officer and Corporate Controller

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

Global Economic Conditions and Uncertainties May Continue to Affect our Business

The global economy, which experienced a significant downturn throughout 2008 and 2009, began showing signs of gradual improvement in 2010. However, while some economic indicators trended positively, the overall rate of global recovery experienced during the course of 2010 has been uneven, and uncertainty continues to exist over the stability of the recovery. Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while unemployment remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

If we are subject to an economic downturn, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2010 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Productions) was approximately $96,078,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The Revolving Commitments will be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments shall be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement). Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

The weak economic conditions have reduced demand for advertising in general, including advertising on our radio and television stations. If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult.

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

We Depend on Key Stations

Historically our top six markets when combined represented 44%, 45% and 47% of our net operating revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 8, 2011, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2010 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 months to 3 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 79 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

The Company’s Class A Common Stock trades on the NYSE Amex under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE Amex for the calendar quarters indicated:

Year	High	Low

2009:
First Quarter	$7.44	$3.00
Second Quarter	$10.00	$3.85
Third Quarter	$17.70	$4.95
Fourth Quarter	$14.55	$10.16
2010:
First Quarter	$27.47	$10.82
Second Quarter	$29.00	$21.65
Third Quarter	$23.49	$16.53
Fourth Quarter	$26.72	$19.50

The closing price for the Company’s Class A Common Stock on March 8, 2011 as reported by the NYSE Amex was $29.20. As of March 8, 2011, there were approximately 298 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		328,382
1992 Stock Option Plan	76,043		$66.277		—
2003 Stock Option Plan	27,851		$77.030		—
2005 Incentive Compensation Plan	211,219	(1)	$42.153	(2)	362,579
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	315,113				690,961

(1)	Includes 21,120 shares of restricted stock;

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2010.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 of our Class A Common Stock against the cumulative total return of the NYSE Amex Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group, Inc., CBS Corp., Citadel Broadcasting, CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Journal Communications, Inc., Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc. and Westwood One, Inc. The graph and table assume that $100 was invested on December 31, 2005, in each of our Class A Common Stock, the NYSE Amex Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Return.

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2010	2009(1)	2008(1)	2007(1)(2)	2006(1)(3)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$127,817	$120,798	$139,956	$144,023	$142,946
Station Operating Expense	92,754	94,647	105,805	106,302	104,396
Corporate General and Administrative	7,274	7,944	9,979	9,800	8,870
Gain on Asset Exchange	—	(495)	(506)	—	—
Other Operating Income	—	—	—	—	(312)
Impairment of Intangible Assets	—	17,286	116,443	—	—

Operating Income (Loss)	27,789	1,416	(91,765)	27,921	29,992
Interest Expense	5,622	4,948	7,173	8,954	9,379
Net Income (Loss)	$15,136	$(2,581)	$(66,492)	$11,004	$12,448
Basic Earnings (Loss) Per Share	$3.58	$(0.61)	$(14.05)	$2.19	$2.44
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	4,230	4,207	4,734	5,023	5,111
Diluted Earnings (Loss) Per Share	$3.58	$(0.61)	$(14.05)	$2.19	$2.43
Weighted Average Common Shares and Common Equivalents	4,231	4,207	4,734	5,029	5,115

	December 31,
	2010	2009	2008(1)	2007(1)(2)	2006(1)(3)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$18,130	$7,753	$20,438	$24,075	$21,617
Net Property and Equipment	$65,561	$69,216	$73,383	$76,217	$73,658
Net Intangible and Other Assets	$97,683	$96,241	$113,276	$220,045	$210,044
Total Assets	$199,803	$202,351	$221,460	$337,644	$322,641
Long-term Debt Including Current Portion	$96,078	$121,078	$135,411	$129,911	$133,911
Stockholders’ Equity	$80,078	$64,093	$65,097	$149,076	$136,236

(1)	In January 2009, the Company consummated a one-for-four reverse stock split of its Class A and Class B Common Stock. All share and per share information has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	Reflects the results of WIII acquired in September 2007, and WCLZ acquired in November 2007.

(3)	Reflects the results of WTMT, acquired in August 2006 and the results of a time brokerage agreement (“TBA”) for WCNR which began in September 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For each of the years ended December 31, 2010, 2009 and 2008, approximately 86% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year.

We had a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, we expect political revenue in 2011 to significantly decline.

Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and continuing in 2010 as compared to the same periods of the prior years. However, the level of advertising spending has not returned to pre-recession levels, and in June 2010 our uptrend in revenue slowed. We expect to continue to see revenue improvements in 2011, however, at a lower rate than we realized in 2010. Recent U.S. economic data has been below expectations, prompting concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results.

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

Although the recent global economic conditions have negatively affected advertising revenues for a wide variety of media businesses, radio revenue growth has been declining or stagnant over the last several years, primarily in major markets that are dependent on national advertising. The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services (such as the Internet, satellite radio and mp3 players). These recent technologies and media are gaining advertising share against radio and other traditional media.

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

We also continue the rollout of HD Radiotm. HD Radiotm utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market. It is unclear what impact HD Radiotm will have on the industry and our revenue as the availability of HD receivers, particularly in automobiles, is not widely available.

Our net operating revenue for the year ended December 31, 2010 was favorably affected by the strengthening of the economy and increases in advertising expenditures. Based upon our improved results for the fourth quarter 2010, as well as other economic indicators, we expect revenue to continue to grow into 2011. However, recent U.S. economic data has been below expectations, prompting concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results. Poor economic conditions in 2009 led to lower demand for radio advertising and resulted in a significant decline in our net operating revenue for the year ended December 31, 2009.

During the years ended December 31, 2010, 2009 and 2008, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 50%, 70% and 68%, respectively, of our consolidated operating income (excluding non-cash impairment charge). An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated operating income (excluding non-cash impairment charge) represented by each of these markets:

	Percentage of
	Consolidated
	Operating Income
	(Excluding
	Non-Cash Impairment
	Charge)
	for the Years
	Ended December 31,
	2010	2009	2008

Market:
Bellingham, Washington	10%	12%	11%
Des Moines, Iowa	5%	10%	6%
Manchester, New Hampshire	11%	13%	18%
Milwaukee, Wisconsin	24%	35%	33%

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

During the years ended December 31, 2010, 2009 and 2008, the radio stations in our four largest markets when combined, represented approximately 36%, 41% and 42%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2010	2009	2008

Market:
Bellingham, Washington	7%	7%	7%
Des Moines, Iowa	4%	7%	4%
Manchester, New Hampshire	8%	7%	11%
Milwaukee, Wisconsin	17%	20%	20%

(*)	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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

In 2009 we engaged in negotiations with cable and satellite providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We entered into retransmission consent agreements with certain of these providers and have recognized revenue of approximately $580,000 for the year ended December 31, 2010. We expect to recognize a comparable amount of retransmission consent revenue in 2011.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2010, 2009 and 2008, approximately 80%, 82% and 81%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

We had a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, we expect political revenue in 2011 to decline significantly.

Beginning in the last quarter of 2008 and continuing throughout 2009, the global economic recession had significant adverse effects on our revenue. We began to see revenue improvements in the fourth quarter of 2009 and continuing in 2010 as compared to the same periods of the prior years. However, the level of advertising spending has not returned to pre-recession levels, and in June 2010 our uptrend in revenue slowed. We expect to continue to see revenue improvements in 2011, however, at a lower rate than we realized in 2010. Recent U.S. economic data has been below expectations, prompting concern about the sustainability and pace of the economic recovery, and renewed reductions in advertising spending could adversely affect our operating results.

The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 13%, 14% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the years ended December 31, 2010, 2009 and 2008.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2010, 2009 and 2008.

Consolidated Results of Operations

				2010 vs. 2009		2009 vs. 2008
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2010	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)
		(In thousands, except %’s and per share information)

Net operating revenue	$127,817	$120,798	$139,956	$7,019	5.8%	$(19,158)	(13.7)%
Station operating expense	92,754	94,647	105,805	(1,893)	(2.0)%	(11,158)	(10.5)%
Corporate G&A	7,274	7,944	9,979	(670)	(8.4)%	(2,035)	(20.4)%
Gain on asset exchange	—	(495)	(506)	(495)	N/M	(11)	(2.2)%
Impairment of intangible assets	—	17,286	116,443	(17,286)	N/M	(99,157)	N/M

Operating income (loss)	27,789	1,416	(91,765)	26,373	N/M	93,181	N/M
Interest expense	5,622	4,948	7,173	674	13.6%	(2,225)	(31.0)%
Other (income) expense, net	(3,369)	210	76	(3,579)	N/M	134	N/M
Income taxes	10,400	(1,161)	(32,522)	11,561	N/M	31,361	N/M

Net income (loss)	$15,136	$(2,581)	$(66,492)	$17,717	N/M	$63,911	N/M

Earnings (loss) per share:
Basic	$3.58	$(0.61)	$(14.05)	$4.19	N/M	$13.44	N/M

Diluted	$3.58	$(0.61)	$(14.05)	$4.19	N/M	$13.44	N/M

Radio Broadcasting Segment

				2010 vs. 2009		2009 vs. 2008
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2010	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)
			(In thousands, except %’s)

Net operating revenue	$109,891	$104,601	$121,072	$5,290	5.1%	$(16,471)	(13.6)%
Station operating expense	79,012	80,382	90,540	(1,370)	(1.7)%	(10,158)	(11.2)%
Impairment of intangible assets	—	16,206	114,979	(16,206)	N/M	(98,773)	N/M

Operating income (loss)	$30,879	$8,013	$(84,447)	$22,866	N/M	$92,460	N/M

Television Broadcasting Segment

				2010 vs. 2009		2009 vs. 2008
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2010	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)
			(In thousands, except %’s)

Net operating revenue	$17,926	$16,197	$18,884	$1,729	10.7%	$(2,687)	(14.2)%
Station operating expense	13,742	14,265	15,265	(523)	(3.7)%	(1,000)	(6.6)%
Gain on asset exchange	—	(495)	(506)	(495)	N/M	(11)	(2.2)%
Impairment of intangible assets	—	1,080	1,464	(1,080)	N/M	(384)	N/M

Operating income	$4,184	$1,347	$2,661	$2,837	N/M	$(1,314)	N/M

N/M=Not meaningful

Reconciliation of segment operating income (loss) to consolidated operating income (loss):

Year Ended December 31, 2010:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$109,891	$17,926	$—	$127,817
Station operating expense	79,012	13,742	—	92,754
Corporate general and administrative	—	—	7,274	7,274

Operating income (loss)	$30,879	$4,184	$(7,274)	$27,789

Year Ended December 31, 2009:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Year Ended December 31, 2008:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)

Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated

For the year ended December 31, 2010, consolidated net operating revenue was $127,817,000 compared with $120,798,000 for the year ended December 31, 2009, an increase of approximately $7,019,000 or 6%. Gross national revenue and gross local revenue increased approximately $1,326,000 and $3,039,000, respectively. Gross political revenue increased approximately $3,345,000. The increase in both gross national and gross local revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising related to the November 2010 congressional, senatorial, gubernatorial and local elections.

Station operating expense was $92,754,000 for the year ended December 31, 2010, compared with $94,647,000 for the year ended December 31, 2009, a decrease of approximately $1,893,000 or 2%. Severance costs (primarily programming), license fees and ratings service expense decreased approximately $250,000, $450,000 and $575,000, respectively, in the current year. Additionally, depreciation expense was approximately $894,000 higher in 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. These cost reductions were partially offset by a $470,000 increase in advertising and promotions expense in 2010 as compared to the same period of the prior year.

Operating income for the year ended December 31, 2010 was $27,789,000 compared to $1,416,000 for the year ended December 31, 2009, an increase of approximately $26,373,000. The increase was primarily due to the absence of an impairment charge in the current year as compared to an impairment charge of $17,286,000 that was recognized in the fourth quarter of 2009. The improvement in net operating revenue and reduction in station operating expense, described in detail above, also contributed to the increase in operating income in the current period. In addition, corporate general and administrative expense decreased $670,000 or 8% in the current year as compared to the prior year period. The decrease in corporate general and administrative charges was primarily attributable to reductions of approximately $400,000 in compensation related costs. Operating income in 2009 includes a $495,000 gain from the exchange of equipment under an arrangement we had with Sprint Nextel Corporation. The equipment exchange was completed in 2009.

We reported net income of approximately $15,136,000 ($3.58 per share on a fully diluted basis) during the year ended December 31, 2010, compared with a net loss of $2,581,000 (-$0.61 per share on a fully diluted basis) for the year ended December 31, 2009, an improvement of approximately $17,717,000. The increase was the result of changes in operating income as discussed above, and an increase in other income of $3,579,000, offset by increases in interest expense and income tax expense of $674,000 and $11,561,000, respectively. In the first quarter of 2010, we had non-recurring income of approximately $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in interest expense was attributable to an average increase in market interest rates of approximately 0.7%, and an increase in the amortization of debt financing costs, partially offset by a decrease in the average obligation of debt outstanding. The increase in income tax expense was directly attributable to current year operating performance and the fourth quarter non-cash impairment charge in the prior year.

Radio Segment

For the year ended December 31, 2010, net operating revenue of the radio segment was $109,891,000 compared with $104,601,000 for the year ended December 31, 2009, an increase of approximately $5,290,000 or 5%. Gross national revenue and gross local revenue increased approximately $596,000 and $2,690,000, respectively. Gross political revenue increased approximately $2,429,000. The increase in both gross national and gross local revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising related to the November 2010 congressional, senatorial, gubernatorial and local elections.

Station operating expense for the radio segment was $79,012,000 for the year ended December 31, 2010, compared with $80,382,000 for the year ended December 31, 2009, a decrease of approximately $1,370,000 or 2%. Severance costs (primarily programming), license fees and ratings service expense decreased approximately $225,000, $470,000 and $575,000, respectively, in the current year. In addition, depreciation expense decreased $375,000 in 2010 primarily due to the decrease in capital expenditures over the past two years. These cost reductions were partially offset by a $400,000 increase in advertising and promotions expense in 2010 as compared to the prior year. Salaries and related expenses for the year ended December 31, 2010 increased approximately $180,000 from the same period of 2009, primarily as a result of improved operating performance due to the strengthening of the U.S. economy.

Operating income in the radio segment for the year ended December 31, 2010 was $30,879,000 compared to $8,013,000 for the year ended December 31, 2009, an increase of approximately $22,866,000 or 285%. The increase was primarily due to the absence of an impairment charge in the current year as compared to an impairment charge of $16,206,000 that was recognized in the fourth quarter of 2009. The improvement in net operating revenue and reduction in station operating expense, described in detail above, also contributed to the increase in operating income in the current year.

Television Segment

For the year ended December 31, 2010, net operating revenue of our television segment was $17,926,000 compared with $16,197,000 for the year ended December 31, 2009, an increase of approximately $1,729,000 or 11%. Gross national revenue and gross local revenue increased approximately $730,000 and $349,000, respectively. Gross political revenue increased approximately $916,000 in the current year as compared to the prior year. The increase in both gross national and gross local revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising related to the November 2010 congressional, senatorial, gubernatorial and local elections.

Station operating expense in the television segment for the year ended December 31, 2010 was $13,742,000 compared with $14,265,000 for the year ended December 31, 2009, a decrease of approximately $523,000 or 4%. Depreciation expense decreased $520,000 in 2010, primarily because of television analog equipment, which was fully depreciated in 2009.

Operating income in the television segment for the year ended December 31, 2010 was $4,184,000 compared to $1,347,000 for the year ended December 31, 2009, an increase of approximately $2,837,000 or 211%. The increase was primarily due to the improvement in net operating revenue and reduction in station operating expense, described in detail above. Additionally, the absence of an impairment charge in the current year as compared to an impairment charge of $1,080,000 that was recognized in the fourth quarter of 2009 contributed to the increase in operating income in the current year. Operating income in 2009 included a $495,000 gain from the exchange of equipment under an arrangement we had with Sprint Nextel Corporation. The equipment exchange was completed in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated

For the year ended December 31, 2009, consolidated net operating revenue was $120,798,000 compared with $139,956,000 for the year ended December 31, 2008, a decline of $19,158,000 or 14%. We had a decrease of approximately $20,574,000 in net operating revenue generated by stations that we owned or operated for the comparable period in 2008 (“same station”), and an increase in net operating revenue of approximately $1,416,000 attributable to stations we did not own and operate for the entire comparable period. Same station gross national revenue and same station gross local revenue decreased approximately $3,707,000 and $13,987,000, respectively. Same station gross political revenue decreased approximately $6,136,000. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (27%), Columbus, OH (22%), Manchester, NH (32%), Milwaukee, WI (18%), Norfolk, VA (23%) and Joplin, MO (18%) markets. Our revenue was directly affected by the economic recession. There was an overall decline in advertising and radio revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense was $94,647,000 for the year ended December 31, 2009, compared with $105,805,000 for the year ended December 31, 2008, a decrease of approximately $11,158,000 or 11%. Approximately $11,774,000 of the decrease was attributable to stations we owned and operated for the entire comparable period. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter of 2009, and reduced commission expense as a result of the decline in net operating revenue. Station operating expense increased approximately $616,000 from stations that we did not own or operate for the comparable period in 2008.

Operating income for the year ended December 31, 2009 was $1,416,000 compared to an operating loss of $91,765,000 for the year ended December 31, 2008, an increase of approximately $93,181,000. The improvement in operating income from an operating loss in 2008 was largely the result of a non-cash impairment charge of $116,443,000 during the fourth quarter of 2008 as compared to $17,286,000 in 2009 (see Note 2 in the accompanying notes to the consolidated financial statements). The economic recession negatively affected the radio and television broadcasting industry and resulted in lower advertising revenues in 2009. The revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter of 2009.

Operating income in 2009 also benefited from the reduction in corporate general and administrative expenses of $2,035,000 or 20% in 2009. The decrease in corporate general and administrative charges from 2008 was primarily attributable to reductions of approximately $950,000 in compensation related costs, $600,000 in travel and travel related expenses, including cost savings from the cancellation of the Company’s annual managers meeting, and a $367,000 decline in our interactive media related expenses at the corporate level.

We reported a net loss of $2,581,000 ($-0.61 per share on a fully diluted basis) during the year ended December 31, 2009, compared with a net loss of $66,492,000 ($-14.05 per share on a fully diluted basis) for the year ended December 31, 2008, an improvement of approximately $63,911,000. The reduction in net loss was primarily the result of changes in operating income, as discussed above. An average reduction in market interest rates of 1.7% contributed to a decrease in interest expense of $2,225,000 in 2009. Our income tax benefit decreased by $31,361,000, which was directly attributable to operating performance and the fourth quarter non-cash impairment charge.

Radio Segment

For the year ended December 31, 2009, net operating revenue of the radio segment was $104,601,000 compared with $121,072,000 for the year ended December 31, 2008, a decrease of $16,471,000 or 14%. During 2009 we had an increase in net operating revenue of approximately $1,416,000 attributable to stations we did not own and operate for the entire comparable period. We had a decrease of approximately $17,887,000 in net operating revenue generated by radio stations that we owned or operated for the comparable period in 2008 (“same station”). Same station gross national revenue and same station gross local revenue decreased approximately $2,972,000 and $13,946,000, respectively, in 2009. Same station gross political revenue decreased approximately $3,715,000 in 2009. The decrease in both gross national and gross local revenue was primarily the result of revenue downturns in most of our markets. There were considerable revenue declines in our Charlottesville, VA (27%), Columbus, OH (22%), Manchester, NH (32%), Milwaukee, WI (18%) and Norfolk, VA (23%) markets. Our revenue was directly affected by the economic recession. There was an overall decline in advertising and radio revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense for the radio segment was $80,382,000 for the year ended December 31, 2009, compared with $90,540,000 for the year ended December 31, 2008, a decrease of approximately $10,158,000 or 11%. The decrease resulted from a decrease of $10,774,000 in same station operating expense, offset by an increase of $616,000 from the operation of radio stations that we did not own or operate for the comparable period in 2008. The decrease in same station operating expense primarily resulted from cost reduction initiatives implemented in the first quarter of 2009, and reduced commission expense as a result of the decline in net operating revenue.

Operating income in the radio segment for the year ended December 31, 2009 was $8,013,000 compared to an operating loss of $84,447,000 for the year ended December 31, 2008, an improvement of $92,460,000. The improvement in operating income from an operating loss in 2008 was largely the result of a non-cash impairment charge of $114,979,000 during the fourth quarter of 2008 as compared to $16,206,000 in 2009

(see Note 2 in the accompanying notes to the consolidated financial statements). The economic recession negatively affected the radio broadcasting industry, resulting in a decline in advertising revenues in 2009. The revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter of 2009.

Television Segment

For the year ended December 31, 2009, net operating revenue of our television segment was $16,197,000 compared with $18,884,000 for the year ended December 31, 2008, a decrease of $2,687,000 or 14%. Gross national revenue and gross political revenue decreased approximately $735,000 and $2,421,000, respectively, in 2009. All of our television markets were directly affected by the economic recession. There was an overall decline in advertising revenue as a result of the slowdown in the economy. The decrease in gross political revenue was directly attributable to advertising in the prior year for the 2008 presidential, congressional, senatorial and local races.

Station operating expense in the television segment for the year ended December 31, 2009 was $14,265,000 compared with $15,265,000 for the year ended December 31, 2008, a decrease of approximately $1,000,000 or 7%. The decrease in station operating expense was a result of cost reduction initiatives and reduced commission expense as a result of the decline in net operating revenue.

Operating income in the television segment for the year ended December 31, 2009 was $1,347,000 compared to $2,661,000 for the year ended December 31, 2008, a decrease of approximately $1,314,000. The reduction in operating income was primarily the result of lower net operating revenue in 2009, described in detail above. Operating income increased $384,000 as the result of a non-cash impairment charge of $1,464,000 during the fourth quarter of 2008 as compared to $1,080,000 in 2009 (see Note 2 in the accompanying notes to the consolidated financial statements). The economic recession negatively affected the television broadcasting industry, resulting in a decline in advertising revenues in 2009. The revenue decline for the industry and the Company were greater than those originally forecasted for 2009, this combined with a decline in market share in certain of the Company’s markets and an increase in the weighted average cost of capital and the related risk adjusted discount rate were the primary reasons for impairment to the broadcasting licenses recognized in the fourth quarter of 2009.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit agreement is a reducing revolving line of credit maturing on July 29, 2012 (the “Credit Agreement”). Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Credit Agreement may be used for general corporate purposes, including working capital and capital expenditures.

As of December 31, 2010, we had $96,078,000 of long-term debt (including the current portion thereof) and our unused borrowing capacity under our Credit Agreement was $11.1 million.

Under the Credit Agreement, the Revolving Commitments must be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments must be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) and is included in the Current portion of long-term debt at December 31, 2010. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.3125% at December 31, 2010) plus 3.00% to 4.25% or the Agent bank’s base rate plus 2.00% to 3.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2010) that, among other things, require us to maintain specified financial ratios and imposes certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

We are in the process of seeking refinancing of our Credit Agreement which matures on July 29, 2012. We believe that we will be able to enter into a new revolving credit facility on terms that are satisfactory to us. We expect to complete this process in 2011.

In 2003, we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station licensed in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2010 there was $1,078,000 outstanding under this agreement, which matures on May 1, 2011. Surtsey is currently in the process of renewing or extending this agreement. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2010 we have recorded $1,078,000 in debt and $1,000,000 in broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. In addition to these agreements, we have proposed to Surtsey that we enter into option agreements for KFJX-TV and KVCT-TV.

Sources and Uses of Cash

During the years ended December 31, 2010, 2009 and 2008, we had net cash flows from operating activities of $27,539,000, $25,281,000 and $25,291,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

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

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program so that we may purchase a total of $60 million of our Class A Common Stock. From the inception of the Stock Buy-Back program in 1998 through December 31, 2010, we have repurchased 1,387,551 shares of our Class A Common Stock for approximately $45.6 million. During the year ended December 31, 2010, approximately 5,500 shares were retained for payment of withholding taxes related to the vesting of restricted stock for $78,000. The terms of the Credit Agreement restrict our ability to repurchase our Class A Common Stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2010 were approximately $4,348,000 ($4,041,000 in 2009). We anticipate capital expenditures in 2011 to be approximately $5.0 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2010:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations(1):	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
			(In thousands)

Long-Term Debt Obligations(2)	$96,078	$6,121	$89,957	$—	$—
Operating Leases	6,979	1,459	1,889	669	2,962
Purchase Obligations(3)	22,864	11,243	9,230	2,391	—
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$125,921	$18,823	$101,076	$3,060	$2,962

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Agreement, the maturity on outstanding debt of $95 million could be accelerated if we do not maintain certain covenants. Long- Term Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 10 of the Notes to Consolidated Financial Statements).

(3)	Includes $12,469,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $10,395,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts: We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2010, from 4.0% to 5.0% or from $797,000 to $996,000 would result in a decrease in net income of $118,000, net of taxes for the year ended December 31, 2010.

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

Broadcast Licenses and Goodwill:  We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill assets. As of December 31, 2010, we have recorded approximately $90,584,000 in broadcast licenses, which represents 45.3% of our total assets at that date, and $0 in goodwill, which was 100% impaired in 2008. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. In 2009 and 2008, we recorded impairment losses of $17,286,000 and $116,443,000, respectively, for broadcast licenses and goodwill.

We completed the impairment test for broadcast licenses during the fourth quarter of 2010 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2010, the Company would have recorded an additional broadcast license impairment of approximately $0.9 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2010, the Company would have recorded an additional broadcast license impairment of approximately $4.4 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2010, the Company would have recorded an additional broadcast license impairment of approximately $10.7 million. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses and goodwill during our fourth quarter annual impairment test.

Market Capitalization:  As of December 31, 2010, our total market capitalization was $30.6 million more than our book value. We believe this difference can be attributed to a partial recovery in our stock price in the current year and a reduction in equity book value due to impairments to broadcasting licenses and goodwill during 2008 and 2009. In the accompanying notes to the financial statements, please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, for a discussion of impairment charges in 2008 and 2009.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2010 than they did during 2010, our interest expense would increase, and income before taxes would decrease by $1,100,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which is effective for the Company beginning January 1, 2011. This update addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company in the first quarter of 2011. The guidance adopted on January 1, 2010 did not have a material impact on our consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2010 and 2009, and the consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Saga Communications, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Detroit, Michigan
March 16, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2010 and 2009
— Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
— Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Detroit, Michigan
March 16, 2011

Saga Communications, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,197	$12,899
Short-term investments	1,007	—
Accounts receivable, less allowance of $797 ($733 in 2009)	18,985	19,096
Prepaid expenses and other current assets	2,002	2,345
Barter transactions	1,377	1,681
Deferred income taxes	991	873

Total current assets	36,559	36,894
Net property and equipment	65,561	69,216
Other assets:
Broadcast licenses, net	90,584	90,552
Other intangibles, deferred costs and investments, net of accumulated amortization of $14,662 ($13,534 in 2009)	7,099	5,689

Total other assets	97,683	96,241

	$199,803	$202,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,683	$1,345
Accrued expenses:
Payroll and payroll taxes	5,524	5,494
Other	3,460	3,422
Barter transactions	1,641	1,802
Current portion of long-term debt	6,121	17,078

Total current liabilities	18,429	29,141
Deferred income taxes	7,105	1,907
Long-term debt	89,957	104,000
Broadcast program rights	1,646	941
Other	2,588	2,269
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 4,770 issued (4,771 in 2009)	47	47
Class B common stock, $.01 par value, 3,500 shares authorized, 598 issued and outstanding (599 in 2009)	6	6
Additional paid-in capital	50,298	49,371
Retained earnings	58,200	43,064
Treasury stock (1,112 shares in 2010 and 1,107 in 2009, at cost)	(28,473)	(28,395)

Total stockholders’ equity	80,078	64,093

	$199,803	$202,351

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net operating revenue	$127,817	$120,798	$139,956
Station operating expense	92,754	94,647	105,805
Corporate general and administrative	7,274	7,944	9,979
Gain on asset exchange	—	(495)	(506)
Impairment of intangible assets	—	17,286	116,443

	100,028	119,382	231,721

Operating income (loss)	27,789	1,416	(91,765)
Other (income) expenses:
Interest expense	5,622	4,948	7,173
Other	(3,369)	210	76

Income (loss) before income tax	25,536	(3,742)	(99,014)
Income tax provision (benefit):
Current	5,320	(16)	1,357
Deferred	5,080	(1,145)	(33,879)

	10,400	(1,161)	(32,522)

Net income (loss)	$15,136	$(2,581)	$(66,492)

Basic earnings (loss) per share	$3.58	$(0.61)	$(14.05)

Weighted average common shares	4,230	4,207	4,734

Diluted earnings (loss) per share	$3.58	$(0.61)	$(14.05)

Weighted average common and common equivalent shares	4,231	4,207	4,734

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)

Balance at January 1, 2008	4,744	$47	598	$6	$50,760	$112,137	$(13,874)	$149,076
Net loss						(66,492)		(66,492)
Conversion of shares from Class B to Class A	1		(1)					—
Net proceeds from exercised options	5				168			168
Issuance of restricted stock	23		3					—
Forfeiture of restricted stock	(3)							—
Compensation expense related to restricted stock awards					508			508
Share-based compensation cost					925			925
Purchase of shares held in treasury							(19,210)	(19,210)
Employee stock purchase plan					(410)		532	122

Balance at December 31, 2008	4,770	$47	600	$6	$51,951	$45,645	$(32,552)	$65,097
Net loss						(2,581)		(2,581)
Conversion of shares from Class B to Class A	1		(1)					—
Net proceeds from exercised options	2				41			41
Forfeiture of restricted stock	(2)							—
Compensation expense related to restricted stock awards					508			508
Share-based compensation cost					858			858
Purchase of shares held in treasury							(20)	(20)
401(k) plan contribution					(3,981)		4,171	190
Employee stock purchase plan					(6)		6	—

Balance at December 31, 2009	4,771	$47	599	$6	$49,371	$43,064	$(28,395)	$64,093
Net income						15,136		15,136
Conversion of shares from Class B to Class A	1		(1)					—
Forfeiture of restricted stock	(2)							—
Compensation expense related to restricted stock awards					360			360
Share-based compensation cost					567			567
Purchase of shares held in treasury							(78)	(78)

Balance at December 31, 2010	4,770	$47	598	$6	$50,298	$58,200	$(28,473)	$80,078

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$15,136	$(2,581)	$(66,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,718	8,629	8,961
Impairment of intangible assets	—	17,286	116,443
Share based compensation expense	567	858	925
Barter (revenue) expense	(13)	(187)	24
Broadcast program rights amortization	732	706	673
Deferred income taxes	5,080	(1,145)	(33,879)
Income tax expense on exercise of options	—	24	42
Loss on sale of assets	386	210	76
Gain on license downgrade	(3,561)	—	—
Gain on asset exchange	—	(495)	(506)
Other gains	(195)	—	—
Deferred and other compensation	42	89	(359)
Compensation expense related to restricted stock awards	360	508	508
Amortization of deferred costs	1,079	502	265
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	688	3,685	645
Payments for broadcast program rights	(744)	(725)	(663)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	264	(2,083)	(1,372)

Total adjustments	12,403	27,862	91,783

Net cash provided by operating activities	27,539	25,281	25,291
Cash flows from investing activities:
Acquisition of property and equipment	(4,348)	(4,041)	(7,127)
Proceeds from license downgrade	3,561	—	—
Purchases of short-term investments	(2,005)	—	—
Proceeds from sale and disposal of assets	1,278	166	99
(Increase) decrease in other intangibles and other assets	(146)	(155)	237
Acquisition of broadcast properties	—	—	(11,099)

Net cash used in investing activities	(1,660)	(4,030)	(17,890)
Cash flows from financing activities:
Payments on long-term debt	(25,000)	(14,350)	(5,000)
Proceeds from long-term debt	—	17	10,500
Payments for debt issuance costs	(1,503)	(967)	—
Purchase of shares held in treasury	(78)	(20)	(19,210)
Other financing activities	—	(24)	(42)

Net cash used in financing activities	(26,581)	(15,344)	(13,752)

Net (decrease) increase in cash and cash equivalents	(702)	5,907	(6,351)
Cash and cash equivalents, beginning of year	12,899	6,992	13,343

Cash and cash equivalents, end of year	$12,197	$12,899	$6,992

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2010 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

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

Change in Accounting Estimate

In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by June 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets would remain in service. This change of estimated useful lives was deemed as a change in accounting estimate and was accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $292,000 and $347,000, and decrease earnings per share (basic and diluted) by $.07 and $.07 for the years ended December 31, 2009 and 2008, respectively. The analog equipment became fully depreciated in June of 2009.

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

Concentration of Risk

Our top six markets when combined represented 44%, 45% and 47% of our net operating revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. At December 31, 2010 and 2009, we had approximately $1,000,000 and $500,000, respectively, of time deposits included in cash and cash equivalents.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2010.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2010	$733	$560	$(496)	$797
December 31, 2009	$1,071	$714	$(1,052)	$733
December 31, 2008	$988	$845	$(762)	$1,071

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment, deferred costs and investments for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2010, 2009 and 2008.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2010	2009
		(In thousands)

Land and land improvements	—	$11,292	$11,182
Buildings	31.5 years	32,375	32,040
Towers and antennae	7-15 years	26,898	26,750
Equipment	3-15 years	76,857	76,870
Furniture, fixtures and leasehold improvements	7-20 years	7,499	7,460
Vehicles	5 years	3,668	3,709

		158,589	158,011
Accumulated depreciation		(93,028)	(88,795)

Net property and equipment		$65,561	$69,216

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $7,668,000, $8,562,000 and $8,834,000, respectively.

In 2006, the FCC granted to Sprint Nextel Corporation (“Nextel”) the right to reclaim from television broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel replaced all analog equipment using this spectrum with digital equipment. All television broadcasters agreed to use the digital substitute that Nextel provided. The exchange of equipment was completed on a market by market basis. As the equipment was exchanged and put into service in each of our television markets we recorded gains to the extent that the fair market value of the equipment we received exceeded the book value of the analog equipment we exchanged. See Note 3 — Gain on Asset Exchange.

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

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2010, 2009 and 2008, we recognized interest expense related to the amortization of debt issuance costs of $1,079,000, $502,000 and $265,000, respectively. At December 31, 2010 and 2009, the net book value of deferred costs was $1,840,000 and $1,416,000,

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively, and was presented in Other intangibles, deferred costs and investments in our consolidated balance sheet.

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

Treasury Stock

In January 2008, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $30 million of our Class A Common Stock, which increased the total amount authorized for repurchase of our Class A Common Stock to $60 million. From its inception in 1998 through December 31, 2010, we have repurchased 1,387,551 shares of our Class A Common Stock for approximately $45.6 million. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2010, 2009 and 2008, we acquired 5,466 shares at an average price of $14.25 per share, 5,682 shares at an average price of $3.50 per share and 899,600 shares at an average price of $21.35 per share, respectively. During 2009 we issued 62,243 shares of Treasury Stock in connection with our 401(k) employer match. In 2008, we issued 7,455 shares of Treasury Stock in connection with our employee stock purchase plan. None were issued in 2010.

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and The Accounting Standards Codification (ASC) Topic 605, Revenue Recognition .

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $3,583,000, $3,117,000 and $5,726,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Numerator:
Net income (loss) available to common stockholders	$15,136	$(2,581)	$(66,492)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,230	4,207	4,734
Effect of dilutive securities:
Stock options	1	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,231	4,207	4,734

Basic earnings (loss) per share	$3.58	$(0.61)	$(14.05)

Diluted earnings (loss) per share	$3.58	$(0.61)	$(14.05)

Approximately 600 incremental shares were not included in the diluted loss per share calculation for the year ended December 31, 2009, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Potentially dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 294,000, 388,000 and 450,000 shares of our stock were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted loss per share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which is effective for the Company beginning January 1, 2011. This update addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company in the first quarter of 2011. The guidance adopted on January 1, 2010 did not have a material impact on our consolidated financial statements. Adoption of the remaining guidance is not expected to have a material impact on our consolidated financial statements.

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

We have recorded the changes to broadcast licenses for each of the years ended December 31, 2010 and 2009 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2009	$96,777	$10,896	$107,673
Acquisitions	165	—	165
Impairment charge	(16,206)	(1,080)	(17,286)

Balance at December 31, 2009	$80,736	$9,816	$90,552
Acquisitions	32	—	32

Balance at December 31, 2010	$80,768	$9,816	$90,584

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2010 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2010 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions since the impairment test in the fourth quarter of 2010. The ranges for operating profit margin and market long-term revenue growth rates vary based on our specific markets. In general, when comparing between 2010 and 2009: (1) the market specific operating profit margin range increased; (2) the market long-term revenue growth rates were relatively consistent; (3) there was an overall decrease in the discount rate; and (4) current year revenues were more than previously projected for 2010.

	Fourth	Fourth
	Quarter	Quarter
	2010	2009

Discount rates	11.9% - 12.2%	12.7% - 12.8%
Operating profit margin ranges	17.4% - 35.0%	12.0% - 35.8%
Market long-term revenue growth rates	2.0% - 3.0%	2.0% - 3.5%

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on the consolidated financial statements.

2009 Impairment Test

During the fourth quarter of 2009, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was less than the carrying value for sixteen of our twenty-three markets, and recorded a non-cash impairment charge of $17,286,000 to reduce the carrying value of these assets. The economic recession negatively affected the radio and television broadcasting industry, resulting in lower advertising revenues in 2009. The primary reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2009 were: the actual revenue decline for the industry and the Company were greater than those originally forecasted for 2009, a decline in market share in certain of our markets, a decline in available revenue in certain of our markets, and an increase in the weighted average cost of capital and the related risk adjusted discount rate in all of our markets.

2008 Impairment Test

For the year ended December 31, 2008, we performed our annual impairment test of broadcast licenses as of October 1, 2008. In connection with the preparation of our 2008 financial statements, management determined that it was necessary to revise its assumptions and perform an updated impairment test of broadcast licenses at December 31, 2008, due to several factors which included: (i) the decline in the price of our common stock and related decline in our market capitalization value; (ii) the fourth quarter decline in advertising revenues; (iii) the forecasted reduction in radio and television advertising revenue for 2009; and (iv) the recent and ongoing economic conditions including the deterioration in the capital markets.

As a result of this analysis at December 31, 2008, we determined that the fair values of our broadcasting licenses were less than the carrying value for each of our markets and recorded a non-cash impairment charge of $61,468,000 in the fourth quarter of 2008.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

During the fourth quarter of 2008, as a result of our annual impairment test, we determined that our goodwill was fully impaired. We recorded an impairment charge of $54,975,000 in 2008.

Other Intangible Assets

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

We have recorded amortizable intangible assets at December 31, 2010 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,467	395
Other intangibles	1,691	1,549	142

Total amortizable intangible assets	$12,118	$11,581	$537

We have recorded amortizable intangible assets at December 31, 2009 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,431	431
Other intangibles	1,681	1,537	144

Total amortizable intangible assets	$12,108	$11,533	$575

Aggregate amortization expense for these intangible assets for the years ended December 31, 2010, 2009 and 2008, was $49,000, $68,000 and $128,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2011, 2012, 2013 and 2014 is approximately $49,000 each year. Our estimated annual amortization expense for the year ending December 31, 2015 is approximately $35,000.

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

The equipment we received under this arrangement was recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value was derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment was exchanged and put into service in each of our television markets we recorded gains to the extent that the fair market value of the equipment we received exceeded the book value of the analog equipment we exchanged. For the years ended December 31, 2009 and 2008, respectively, we recognized gains of approximately $495,000 and $506,000 from the exchange of this equipment. There was no exchange in 2010.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Credit Agreement:
Reducing revolver facility	$95,000	$120,000
Secured debt of affiliate	1,078	1,078

	96,078	121,078
Amounts payable within one year	6,121	17,078

	$89,957	$104,000

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2011	$6,121
2012	89,957
2013	—
2014	—
2015	—
Thereafter	—

$96,078

Our credit agreement is a reducing revolving line of credit maturing on July 29, 2012 (the“Credit Agreement”). Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.

On February 11, 2010, we amended our Credit Agreement to (i) reduce the amount available under our Credit Agreement (the “Revolving Commitments”) to $115,000,000, (ii) modify the scheduled reductions of the Revolving Commitments, (iii) decrease the minimum Fixed Charge Coverage ratio effective December 31, 2009, (iv) modify the maximum Leverage Ratio effective March 31, 2010, (v) revise the interest rates and commitment fees, and (vi) modify the interest coverage ratio to be maintained. In addition, we agreed to pay each lender a fee. The lender fees plus amendment costs were approximately $1.5 million and we paid down debt by $5 million in connection with the amendment.

Our Revolving Commitments at December 31, 2010 were $106.1 million. We had approximately $11.1 million of unused borrowing capacity under the Credit Agreement at December 31, 2010.

Under the Credit Agreement the Revolving Commitments must be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments must be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) and is included in the Current portion of long-term debt at December 31, 2010. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012.

Interest rates under the Credit Agreement are payable, at our option, at alternatives equal to LIBOR at the reset date (0.3125% at December 31, 2010) plus 3.00% to 4.25% or the Agent bank’s base rate plus 2.00% to 3.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

financial leverage. We are also required to pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Credit Agreement.

The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at December 31, 2010) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.

We are in the process of seeking refinancing of our Credit Agreement which matures on July 29, 2012. We believe that we will be able to enter into a new revolving credit facility on terms that are satisfactory to us. We expect to complete this process in 2011.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash paid (received) during the period for:
Interest	$4,504	$4,428	$7,095
Income taxes	$4,664	$(1,358)	$3,219
Non-cash transactions:
Barter revenue	$4,632	$4,825	$4,405
Barter expense	$4,618	$4,637	$4,429
Acquisition of property and equipment	$137	$573	$591
Acquisition of broadcast license	$—	$—	$1,577

In conjunction with the acquisition of the net assets of broadcasting companies, debt and liabilities were assumed as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Fair value of assets acquired	$—	$—	$11,169
Cash paid	—	—	(11,099)

Debt and liabilities assumed	$—	$—	$70

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax liabilities:
Property and equipment	$8,981	$9,122
Intangible assets	255	—
Prepaid expenses	439	488

Total deferred tax liabilities	9,675	9,610
Deferred tax assets:
Intangible assets	—	5,214
Allowance for doubtful accounts	321	295
Compensation	3,048	2,956
Other accrued liabilities	192	111
Loss carry forwards	107	269

	3,668	8,845
Less: valuation allowance	107	269

Total net deferred tax assets	3,561	8,576

Net deferred tax liabilities	$6,114	$1,034

Current portion of deferred tax assets	$991	$873
Non-current portion of deferred tax liabilities	(7,105)	(1,907)

Net deferred tax liabilities	$(6,114)	$(1,034)

At December 31, 2010, we have state and local tax loss carry forwards of approximately $2,450,000, which will expire from 2012 to 2024. During 2010, we utilized approximately $1,880,000 in state and local tax loss carry forwards and $6,157,000 expired or were disallowed and accordingly, the valuation allowances decreased by $162,000. At December 31, 2010, the valuation allowance for net deferred tax assets relates to state and local loss carry forwards. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2010 and 2009, net deferred tax liabilities include a deferred tax asset of $1,225,000 and $1,401,000, respectively, relating to stock-based compensation expense. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2010 and 2009. See Note 7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$4,320	$(60)	$970
State	1,000	44	387

Total current	5,320	(16)	1,357
Total deferred	5,080	(1,145)	(33,879)

	$10,400	$(1,161)	$(32,522)

In addition, we realized tax expense as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax expenses were recorded to additional paid-in capital in the amounts of approximately $0, $24,000 and $42,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Tax (benefit) expense at U.S. statutory rates	$8,875	$(1,264)	$(34,482)
State tax (benefit) expense, net of federal benefit	1,523	(182)	(4,501)
Impairment of Indefinite-lived intangibles and Goodwill not deductible for tax	—	150	5,854
Other, net	164	139	511
Change in valuation allowance on loss carry forwards	(162)	(4)	96

	$10,400	$(1,161)	$(32,522)

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

Included in the balance sheets at December 31, 2010 and 2009 are tax accruals of approximately $77,000 for uncertain tax positions. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2010 and 2009, we had no tax-related interest or penalties and had approximately $5,000 accrued at December 31, 2010 and 2009.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Stock-Based Compensation

2005 Incentive Compensation Plan

On May 9, 2005, our stockholders approved the 2005 Incentive Compensation Plan (the “2005 Plan”) which replaces our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees. The number of shares of Common Stock that may be issued under the 2005 Plan may not exceed 500,000 shares of Class B Common Stock, 1,500,000 shares of Class A Common Stock of which up to 500,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 500,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee under the 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the years ended December 31, 2010, 2009 and 2008 was approximately $567,000, $858,000 and $925,000, respectively. The associated future income tax benefit recognized for the years ended December 31, 2010, 2009 and 2008 was approximately $231,000, $377,000 and $390,000, respectively.

We calculated the fair value of the each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value (Years)

Outstanding at January 1, 2008	670,777	$51.24
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(220,718)	45.39

Outstanding at December 31, 2008	450,059	$54.11	4.7	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(61,590)	51.24

Outstanding at December 31, 2009	388,469	$54.56	4.2	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(94,476)	63.48

Outstanding at December 31, 2010	293,993	$51.70	3.9	$—

Vested and Exercisable at December 31, 2010	258,838	$53.72	3.6	$—

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2008	184,607	$20.34
Granted	—	—
Vested	(47,080)	20.90
Forfeited/canceled/expired	(11,202)	20.44

Non-vested at December 31, 2008	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled/expired	(3,593)	20.14

Non-vested at December 31, 2009	80,453	$19.74
Granted	—	—
Vested	(41,653)	20.88
Forfeited/canceled/expired	(3,645)	18.59

Non-vested at December 31, 2010	35,155	$18.51

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the Directors Plan for the year ended December 31:

		Weighted
		Average	Aggregate
	Number of	Price	Intrinsic
	Options	per Share	Value

Outstanding at January 1, 2008	5,776	$0.037	$135,726
Granted	—	—
Exercised	(4,740)	0.038
Forfeited	—	—

Outstanding at December 31, 2008	1,036	$0.035	$6,802
Granted	—	—
Exercised	(1,036)	0.035
Forfeited	—	—

Outstanding and exercisable at December 31, 2009	—	$—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was $6,274 and $108,000, respectively. Cash received from stock options exercised during the years ended December 31, 2009 and 2008 was not significant.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2008	41,037	$40.95
Granted	26,325	23.96
Vested	(10,472)	42.21
Forfeited/canceled/expired	(3,241)	37.18

Outstanding at December 31, 2008	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited/canceled/expired	(1,925)	30.84

Outstanding at December 31, 2009	37,368	$31.45
Granted	—	—
Vested	(14,097)	35.92
Forfeited/canceled/expired	(2,151)	28.85

Non-vested and outstanding at December 31, 2010	21,120	$28.73

Weighted average remaining contractual life (in years)	1.8

The weighted average grant date fair value of restricted stock that vested during 2010, 2009 and 2008 was approximately $506,000, $514,000 and $442,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $329,000, $750,000 and $1,317,000 at December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008 we had approximately $926,700, $1,365,600 and $1,433,000, respectively, of total compensation expense related to stock-based arrangements. The associated

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

tax benefit recognized for the years ended December 31, 2010, 2009 and 2008 was approximately $378,000, $600,800 and $604,700, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total expense under the 401(k) Plan was approximately $23,000, $9,000 and $220,000 in 2010, 2009 and 2008, respectively, of which approximately $190,000 represents our discretionary contributions in 2008. The Company did not make a discretionary contribution to the 401(k) Plan in 2010 or 2009.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $218,000, $204,000 and $341,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Principal Stockholder Employment Agreement

In December 2007, we entered into an employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of April 1, 2009. The employment agreement expires March 31, 2014. The agreement provides for an annual base salary of $750,000 (subject to annual increases on each anniversary date not less than 3% or a defined cost of living increase). Under the agreement, Mr. Christian is eligible for bonuses and stock options in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile and will pay for an executive medical plan. In connection with the execution of the agreement, Mr. Christian was paid an extension payment of $100,000. The agreement provides generally that, upon the consummation of sale or transfer of control of the Company, Mr. Christian’s employment will be terminated and the Company will pay him an amount equal to 2.99 times the average of his total annual compensation for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for applicable income taxes, including excise taxes, related to the payment. For the three years ended December 31, 2010 his average annual compensation, as defined by the employment agreement was approximately $932,000.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The employment agreement was amended on March 31, 2009, among other things, to allow Mr. Christian to defer any or all of his annual salary. On March 31, 2009, Mr. Christian agreed to defer approximately $102,000 of his 2009 salary to be paid 50% on January 1, 2010 and 50% on April 1, 2010. On December 15, 2009, Mr. Christian agreed to defer approximately $134,000 of his 2010 salary to be paid 100% on January 14, 2011. On December 15, 2010, Mr. Christian agreed to defer approximately $134,000 of his 2011 salary to be paid 100% on January 20, 2012.

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

In 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of debt incurred by Surtsey to acquire the broadcast license for KFJX-TV station licensed in Pittsburg, Kansas, a full power FOX affiliate serving Joplin, Missouri. At December 31, 2010 there was $1,078,000 outstanding under this agreement. Under the FCC’s ownership rules, we are prohibited from

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

owning this station. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2010 we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. We paid fees under the agreements of approximately $4,100 per month during 2010, 2009, and 2008, plus accounting fees and reimbursement of expenses actually incurred in operating the station. In addition to these agreements, we have proposed to Surtsey that we enter into option agreements for KFJX-TV and KVCT-TV.

Surtsey leases office space in a building owned by us, and paid us rent of approximately $18,000, $15,000, and $18,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2010. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2010 was $1,627,000 ($1,837,000 and $1,797,000 for the years ended December 31, 2009 and 2008, respectively). Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2010 (in thousands):

2011	$1,459
2012	1,106
2013	783
2014	391
2015	278
Thereafter	2,962

$6,979

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2010 (in thousands):

2011	$696
2012	600
2013	523
2014	365
2015	158
Thereafter	—

$2,342
Amounts due within one year (included in accounts payable)	696

$1,646

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In 2010 the Company reviewed the fair value of its broadcasting licenses, net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2010:
Net operating revenue	$109,891	$17,926	$—	$127,817
Station operating expense	79,012	13,742	—	92,754
Corporate general and administrative	—	—	7,274	7,274

Operating income (loss)	$30,879	$4,184	$(7,274)	$27,789

Depreciation and amortization	$5,772	$1,722	$224	$7,718

Total assets at December 31, 2010	$150,692	$27,564	$21,547	$199,803

Capital additions	$3,295	$995	$58	$4,348

Broadcast licenses, net	$80,768	$9,816	$—	$90,584

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2009:
Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Depreciation and amortization	$6,166	$2,242	$221	$8,629

Total assets at December 31, 2009	$153,718	$27,963	$20,670	$202,351

Capital additions	$3,226	$742	$73	$4,041

Broadcast licenses, net	$80,736	$9,816	$—	$90,552

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2008:
Net operating revenue	$121,072	$18,884	$—	$139,956
Station operating expense	90,540	15,265	—	105,805
Corporate general and administrative	—	—	9,979	9,979
Gain on asset exchange	—	(506)	—	(506)
Impairment of intangible assets	114,979	1,464	—	116,443

Operating income (loss)	$(84,447)	$2,661	$(9,979)	$(91,765)

Depreciation and amortization	$6,446	$2,293	$222	$8,961

Total assets at December 31, 2008	$177,677	$30,462	$13,321	$221,460

Capital additions	$4,568	$2,429	$130	$7,127

Broadcast licenses, net	$96,777	$10,896	$—	$107,673

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In thousands, except per share data)

Net operating revenue	$27,987	$26,124	$32,887	$31,637	$32,810	$31,253	$34,133	$31,784
Station operating expenses	22,560	23,940	23,157	23,295	23,629	23,556	23,408	23,856
Corporate general and administrative	1,882	2,067	1,897	2,158	1,741	1,906	1,754	1,813
Gain on asset exchange	—	—	—	—	—	—	—	(495)
Impairment of intangible assets	—	—	—	—	—	—	—	17,286

Operating income (loss)	3,545	117	7,833	6,184	7,440	5,791	8,971	(10,676)
Other (income) expenses:
Interest expense	1,519	773	1,468	1,430	1,375	1,386	1,260	1,359
Other	(3,596)	(4)	185	(28)	13	43	29	199

Income (loss) before income tax	5,622	(652)	6,180	4,782	6,052	4,362	7,682	(12,234)
Income tax provision (benefit)	2,305	(290)	2,485	2,108	2,495	1,892	3,115	(4,871)

Net income (loss)	$3,317	$(362)	$3,695	$2,674	$3,557	$2,470	$4,567	$(7,363)

Basic earnings (loss) per share	$.78	$(.09)	$.87	$.63	$.84	$.58	$1.08	$(1.74)

Weighted average common shares	4,228	4,161	4,236	4,226	4,236	4,227	4,236	4,227

Diluted earnings (loss) per share	$.78	$(.09)	$.87	$.63	$.84	$.58	$1.08	$(1.74)

Weighted average common and common equivalent shares	4,229	4,161	4,237	4,227	4,236	4,227	4,241	4,227

In the fourth quarter of 2009, the Company recognized a pre-tax impairment charge of $17,286,000 to reduce the carrying value of its broadcast licenses in certain markets to the estimated fair value. The charge was comprised of $16,206,000 for the Radio segment and $1,080,000 for the Television segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Vice President, Corporate Controller and Chief Accounting Officer

/s/ Donald J. Alt Donald J. Alt	Director

/s/ Brian W. Brady Brian W. Brady	Director

/s/ Clarke R. Brown, Jr. Clarke R. Brown, Jr.	Director

/s/ David B. Stephens David B. Stephens	Director

/s/ Gary G. Stevens Gary G. Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	4	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(a)(2)	12	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(b)	8	Bylaws, as amended May 23, 2007.
4(a)	1	Plan of Reorganization.
4(b)	3	Credit Agreement dated as of July 29, 2003 between the Company and Union Bank of California, as Syndication Agent, Fleet National Bank as Documentation Agent and The Bank of New York as Administrative Agent.
4(c)	10	Amendment No. 1, dated as of May 24, 2005 under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(d)	10	Amendment No. 2, dated as of May 16, 2006 under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York, as Administrative Agent.
4(e)	11	Assignment and Acceptance dated as of September 29, 2008, under the Credit Agreement dated as of July 29, 2003, among the Company, the Lenders party thereto, Union Bank of California, N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, formerly The Bank of New York, as Administrative Agent.
4(f)	13	Amendment No. 3 and Consent No. 1, dated as of March 9, 2009, to and under the Credit Agreement, dated as of July 29, 2003, between the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon (formerly The Bank of New York), as Administrative Agent.
4(g)	15	Amendment No. 4, dated as of February 11, 2010, under the Credit Agreement, dated as of July 29, 2003, among the Company, the Lenders party thereto, Bank of America, N.A., as Documentation Agent, and The Bank of New York Mellon, as Administrative Agent.
10(b)	2	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(f)	3	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	16	Chief Executive Officer Annual Incentive Plan.
10(h)	5	Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	6	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(k)	6	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(l)	6	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(o)	7	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	9	Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(p)(1)	14	Amendment to Employment Agreement of Edward K. Christian dated as of December 28, 2007.
10(q)	9	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	9	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	9	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(t)	9	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.

Exhibit No.		Description

23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

4	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 10-Q for the quarter ended March 31, 2008 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 13, 2009 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 8-K filed on February 17, 2010 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 10-K filed for the year ended December 31, 2009 and incorporated by reference herein.