Form 10-Q
period 2011-03-31
SAGA COMMUNICATIONS INC
filed 2011-05-10
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ .
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 5, 2011 was 3,654,488 and 597,859, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$12,754	$12,197
Short-term investments	1,011	1,007
Accounts receivable, net	17,225	18,985
Prepaid expenses and other current assets	1,617	2,002
Barter transactions	1,791	1,377
Deferred income taxes	890	991

Total current assets	35,288	36,559
Property and equipment	159,565	158,589
Less accumulated depreciation	94,721	93,028

Net property and equipment	64,844	65,561
Other assets:
Broadcast licenses, net	90,584	90,584
Other intangibles, deferred costs and investments, net	6,836	7,099

Total other assets	97,420	97,683

	$197,552	$199,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,435	$1,683
Payroll and payroll taxes	5,618	5,524
Other accrued expenses	3,077	3,460
Barter transactions	2050	1,641
Current portion of long-term debt	4,443	6,121

Total current liabilities	16,623	18,429
Deferred income taxes	7,659	7,105
Long-term debt	87,635	89,957
Other liabilities	3,850	4,234
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,460	50,298
Retained earnings	59,862	58,200
Treasury stock	(28,590)	(28,473)

Total stockholders’ equity	81,785	80,078

	$197,552	$199,803

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,708	$27,987
Station operating expenses	22,736	22,560
Corporate general and administrative	1,940	1,882

Operating income	4,032	3,545
Other expenses, net:
Interest expense	1,157	1,519
Other (income) expense, net	68	(3,596)

Income before income tax	2,807	5,622
Income tax provision	1,145	2,305

Net income	$1,662	$3,317

Earnings per share
Basic	$0.39	$0.78

Diluted	$0.39	$0.78

Weighted average common shares	4,237	4,228

Weighted average common and common equivalent shares	4,243	4,229

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$5,885	$7,342
Cash flows from investing activities:
Acquisition of property and equipment	(1,145)	(845)
Proceeds from license downgrade	—	3,561
Other investing activities	(66)	50

Net cash (used in) provided by investing activities	(1,211)	2,766
Cash flows from financing activities:
Payments on long-term debt	(4,000)	(5,000)
Payments for debt issuance costs	—	(1,503)
Purchase of shares held in treasury	(117)	(78)

Net cash used in financing activities	(4,117)	(6,581)

Net increase in cash and cash equivalents	557	3,527
Cash and cash equivalents, beginning of period	12,197	12,899

Cash and cash equivalents, end of period	$12,754	$16,426

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$1,662	$3,317

Denominator:
Denominator for basic earnings per share-weighted average shares	4,237	4,228
Effect of dilutive securities:
Common stock equivalents	6	1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,243	4,229

Basic earnings per share	$0.39	$0.78

Diluted earnings per share	$0.39	$0.78

     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation was 294,000 and 390,000 for the three months ended March 31, 2011 and 2010, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     Fair Value of Financial Instruments
     Short-term investments, which include certificates of deposit, approximate fair value due to their short maturities.
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
2. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting. This guidance was effective on January 1, 2011 and adoption did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued new guidance for fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. The guidance also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance was effective on January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which was effective for the Company on January 1, 2011. The guidance adopted on January 1, 2011 did not have a material impact on our consolidated financial statements.

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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2011:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2010	4,771	599
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2010	4,770	598
Conversion of shares	1	(1)

Balance, March 31, 2011	4,771	597

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through March 31, 2011, we have repurchased 1,391,586 shares of our Class A Common Stock for approximately $45,680,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.
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
     Stock-Based Compensation
     Compensation expense of approximately $95,000 and $187,000 was recognized for the three months ended March 31, 2011 and 2010, respectively, and is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2011 and 2010 was approximately $39,000 and $76,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the three months ended March 31, 2011:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2011	293,993	$51.70	3.9	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(282)	37.96

Outstanding at March 31, 2011	293,711	$51.71	3.4	$—

Exercisable at March 31, 2011	286,701	$52.05	3.4	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2011	35,155	$18.51
Granted	—	—
Vested	(27,863)	18.30
Forfeited/canceled	(282)	19.30

Non-vested at March 31, 2011	7,010	$19.30

     The following summarizes the restricted stock transactions for the three months ended March 31, 2011:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2011	21,120	$28.73
Granted	—	—
Vested	(10,632)	31.28
Forfeited	(463)	25.87

Non-vested and outstanding at March 31, 2011	10,025	$26.15

     For the three months ended March 31, 2011 and 2010, we had approximately $67,000 and $111,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three months ended March 31, 2011 and 2010 was approximately $28,000 and $46,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Credit Agreement:
Reducing revolver facility	$91,000	$95,000
Secured debt of affiliate	1,078	1,078

	92,078	96,078
Amounts payable within one year	4,443	6,121

	$87,635	$89,957

     Our credit agreement is a reducing revolving line of credit maturing on July 29, 2012 (the “Credit Agreement”). Our indebtedness under the Credit Agreement is secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries.
     Our Revolving Commitments at March 31, 2011 were $103.6 million. We had approximately $12.6 million of unused borrowing capacity under the Credit Agreement at March 31, 2011.
     Under the Credit Agreement the Revolving Commitments must be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments must be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) and is included in the Current portion of long-term debt at March 31, 2011. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2011) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     We are in the process of seeking a new credit facility to replace our Credit Agreement which matures on July 29, 2012. We believe that we will be able to enter into a new credit facility on terms that are satisfactory to us and expect to complete this process in 2011. Upon the retirement of our Credit Agreement, we expect to write-off the unamortized debt issuance costs, which were approximately $1.4 million at March 31, 2011.
     In April 2011, approximately $1.1 million of secured debt of an affiliate maturing in May 2011 was extended for a term of 90 days.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2011:
Net operating revenue	$24,506	$4,202	$—	$28,708
Station operating expense	19,278	3,458	—	22,736
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss)	$5,228	$744	$(1,940)	$4,032

Depreciation and amortization	$1,339	$412	$54	$1,805

Total assets	$148,859	$26,833	$21,860	$197,552

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2010:
Net operating revenue	$24,144	$3,843	$—	$27,987
Station operating expense	19,223	3,337	—	22,560
Corporate general and administrative	—	—	1,882	1,882

Operating income (loss)	$4,921	$506	$(1,882)	$3,545

Depreciation and amortization	$1,421	$424	$52	$1,897

Total assets	$151,117	$26,552	$25,154	$202,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.
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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2011 and 2010, approximately 86% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
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
     The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular radio station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of inventory sell out ratios and pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.
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
     Although the recent global economic environment has negatively affected advertising revenues for a wide variety of media businesses, radio revenue growth has been declining or stagnant over the last several years, primarily in major markets that are dependent on national advertising. The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services (such as the Internet, satellite radio and mp3 players). These recent technologies and media are gaining advertising share against radio and other traditional media.
     During the three months ended March 31, 2011 and 2010 and the years ended December 31, 2010 and 2009, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 28%, 30%, 30% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2011	2010	2010	2009
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	6%	6%	6%	7%
Manchester, New Hampshire	5%	6%	6%	5%
Milwaukee, Wisconsin	12%	13%	13%	13%
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
     During the three months ended March 31, 2011 and 2010 and the years ended December 31, 2010 and 2009, the radio stations in our four largest markets when combined, represented approximately 35%, 38%, 36% and 41%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2011	2010	2010	2009
Market:
Bellingham, Washington	7%	7%	7%	7%
Des Moines, Iowa	4%	3%	4%	7%
Manchester, New Hampshire	8%	8%	8%	7%
Milwaukee, Wisconsin	16%	20%	17%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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
     Our stations strive to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, advertising demands and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.
     Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provides us with the viewer loyalty we are trying to achieve.
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2011 and 2010, approximately 81% and 80%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
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
     Our television market in Joplin, Missouri represented approximately 19%, 15%, 13% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge) for the three months ended March 31, 2011 and 2010 and the years ended December 31, 2010 and 2009.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Results of Operations
     The following tables summarize our results of operations for the three months ended March 31, 2011 and 2010.
Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$28,708	$27,987	$721	2.6%
Station operating expense	22,736	22,560	176	0.8%
Corporate G&A	1,940	1,882	58	3.1%

Operating income	4,032	3,545	487	13.7%
Interest expense	1,157	1,519	(362)	(23.8)%
Other (income) expense, net	68	(3,596)	3,664	N/M
Income tax expense	1,145	2,305	(1,160)	(50.3)%

Net income	$1,662	$3,317	$(1,655)	(49.9)%

Earnings per share (basic and diluted)	$.39	$.78	$(.39)	(50.0)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$24,506	$24,144	$362	1.5%
Station operating expense	19,278	19,223	55	0.3%

Operating income	$5,228	$4,921	$307	6.2%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
		(In thousands, except percentages)
Net operating revenue	$4,202	$3,843	$359	9.3%
Station operating expense	3,458	3,337	121	3.6%

Operating income	$744	$506	$238	47.0%

N/M = Not Meaningful

     Reconciliation of segment operating income (loss) to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2011:
Net operating revenue	$24,506	$4,202	$—	$28,708
Station operating expense	19,278	3,458	—	22,736
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss)	$5,228	$744	$(1,940)	$4,032

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2010:
Net operating revenue	$24,144	$3,843	$—	$27,987
Station operating expense	19,223	3,337	—	22,560
Corporate general and administrative	—	—	1,882	1,882

Operating income (loss)	$4,921	$506	$(1,882)	$3,545

     Consolidated
     For the three months ended March 31, 2011, consolidated net operating revenue was $28,708,000 compared with $27,987,000 for the three months ended March 31, 2010, an increase of approximately $721,000 or 3%. Gross national revenue and gross local revenue increased approximately $343,000 and $710,000, respectively. Gross political revenue decreased approximately $142,000. The increase in both gross local and gross national revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The decrease in gross political revenue was primarily attributable to political advertising on our networks in the prior year quarter as 2010 was an election year.
     Station operating expense was $22,736,000 for the three months ended March 31, 2011, compared with $22,560,000 for the three months ended March 31, 2010, an increase of $176,000 or 1%. Salaries and related expenses (excluding health care costs) increased approximately $100,000, primarily as a result of the improved operating performance. Our health care costs increased approximately $490,000 as compared to the prior year quarter. These increases were partially offset by reductions in bad debt expense and rating service expense of approximately $176,000 and $127,000, respectively.
     Operating income for the three months ended March 31, 2011 was $4,032,000 compared to $3,545,000 for the three months ended March 31, 2010, an increase of approximately $487,000 or 14%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above, and a $58,000 or 3% increase in corporate general and administrative charges.
     We generated net income of approximately $1,662,000 ($.39 per share on a fully diluted basis) during the three months ended March 31, 2011, compared to $3,317,000 ($.78 per share on a fully diluted basis) for the three months ended March 31, 2010, a decrease of approximately $1,655,000 or 50%. The decrease was the result of a decrease in other income of $3,664,000, an increase in operating income of $487,000 and decreases in interest expense and income tax expense of $362,000 and $1,160,000, respectively. In the prior year quarter, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The decrease in interest expense was the result of the decrease in debt and an average decrease in market interest rates of approximately 0.65%. The decrease in income tax expense was directly attributable to operating performance.

     Radio Segment
     For the three months ended March 31, 2011, net operating revenue of the radio segment was $24,506,000 compared with $24,144,000 for the three months ended March 31, 2010, which represents an increase of $362,000 or 2%. Gross national revenue and gross local revenue increased approximately $330,000 and $276,000, respectively. Gross political revenue decreased approximately $112,000 in the current quarter as compared to the prior year period. The increase in both gross local and gross national revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The decrease in gross political revenue was primarily attributable to political advertising on our networks in the prior year quarter as 2010 was an election year.
     Station operating expense for the radio segment was $19,278,000 for the three months ended March 31, 2011, compared with $19,223,000 for the three months ended March 31, 2010, a decline of approximately $55,000 or less than 1%. Salaries and related expenses (excluding health care costs) increased approximately $125,000, primarily as a result of the improved operating performance. Our health care costs increased approximately $410,000 as compared to the prior year quarter. These increases were partially offset by reductions in bad debt expense and rating service expense of approximately $164,000 and $130,000, respectively. Additionally, trade expense and depreciation expense decreased approximately $146,000 and $81,000, respectively, in the current quarter as compared to the prior year period.
     Operating income in the radio segment increased $307,000 to $5,228,000 for the three months ended March 31, 2011, from $4,921,000 for the three months ended March 31, 2010. The increase was a direct result of the improvement in net operating revenue, described in detail above.
     Television Segment
     For the three months ended March 31, 2011, net operating revenue of our television segment was $4,202,000 compared with $3,843,000 for the three months ended March 31, 2010, an increase of $359,000 or 9%. The increase in net operating revenue was primarily attributable to an increase in local revenue as a result of the improvement in the U.S. economy and advertising spending in general.
     Station operating expense in the television segment for the three months ended March 31, 2011 was $3,458,000, compared with $3,337,000 for the three months ended March 31, 2010, an increase of approximately $121,000 or 4%. The increase is station operating expense is primarily a result of increased sales expense and health care costs as compared to the prior year quarter.
     Operating income in the television segment for the three months ended March 31, 2011 was $744,000 compared with $506,000 for the three months ended March 31, 2010, an increase of approximately $238,000 or 47%. The increase was a direct result of the improvement in net operating revenue, described in detail above.

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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     As of March 31, 2011, we had $92.1 million of long-term debt (including the current portion thereof) and our unused borrowing capacity under the Credit Agreement was approximately $12.6 million.
     Under the Credit Agreement the Revolving Commitments must be permanently reduced by $2.5 million at the end of each calendar quarter. In addition, each calendar quarter the Revolving Commitments must be further reduced by 75% of Excess Cash Flow (as defined in the Credit Agreement) and is included in the current portion of long-term debt at March 31, 2011. Any outstanding balance under the Credit Agreement will be due on the maturity date of July 29, 2012. Interest on the Credit Agreement is at a variable rate, and as such the debt obligation outstanding approximates fair value.
     The Credit Agreement contains a number of financial covenants (all of which we were in compliance with at March 31, 2011) that, among other things, requires us to maintain specified financial ratios and impose certain limitations on us with respect to additional indebtedness, acquisitions, the incurrence of additional liens, the disposition of assets, the payment of cash dividends, repurchases of our Class A Common Stock, mergers, changes in business and management, investments and transactions with affiliates. The financial covenants become more restrictive over the life of the Credit Agreement.
     We are in the process of seeking a new credit facility to replace our Credit Agreement which matures on July 29, 2012. We believe that we will be able to enter into a new credit facility on terms that are satisfactory to us and expect to complete this process in 2011. Upon the retirement of our Credit Agreement, we expect to write-off the unamortized debt issuance costs, which were approximately $1.4 million at March 31, 2011.
     In April 2011, approximately $1.1 million of secured debt of an affiliate maturing in May 2011 was extended for a term of 90 days.

     Sources and Uses of Cash
     During the three months ended March 31, 2011 and 2010, we had net cash flows from operating activities of $5,885,000 and $7,342,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2011 were approximately $1,145,000 ($845,000 in 2010). We anticipate capital expenditures in 2011 to be approximately $5 million, which we expect to finance through funds generated from operations.
     Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts, including the terms of our Credit Agreement, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     We anticipate that our contractual cash obligations will be financed through funds generated from operations.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Inflation
     The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2011. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
January 1 — January 31, 2011	—	$—	—	$14,440,427
February 1 — February 28, 2011	—	$—	—	$14,440,427
March 1 — March 31, 2011	4,035	$28.95	4,035	$14,323,614

Total	4,035	$28.95	4,035	$14,323,614

(a)	On August 7, 1998 our Board of Directors approved a Stock Buy-Back Program of up to $2,000,000 of our Class A Common Stock. Since August 1998, the Board of Directors has authorized several increases to the Stock Buy-Back Program, the most recent occurring in January 2008, which increased the total amount authorized for repurchase of our Class A Common Stock to $60,000,000. The terms of the Credit Agreement, as amended, limit our ability to repurchase our Class A Common Stock.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: May 10, 2011	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2011	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)