Form 10-Q
period 2011-06-30
SAGA COMMUNICATIONS INC
filed 2011-08-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2011
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ .
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 4, 2011 was 3,654,488 and 597,859, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2011 and December 31, 2010	3
Condensed consolidated statements of income — Three and six months ended June 30, 2011 and 2010	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2011 and 2010	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24
PART II OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 6. Exhibits	24
Signatures	25
EX-10(a)
EX-10(p)
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$12,863	$12,197
Short-term investments	1,014	1,007
Accounts receivable, net	19,830	18,985
Prepaid expenses and other current assets	3,423	2,002
Barter transactions	2,008	1,377
Deferred income taxes	1,008	991

Total current assets	40,146	36,559
Property and equipment	160,856	158,589
Less accumulated depreciation	96,311	93,028

Net property and equipment	64,545	65,561
Other assets:
Broadcast licenses, net	90,584	90,584
Other intangibles, deferred costs and investments, net	6,348	7,099

Total other assets	96,932	97,683

	$201,623	$199,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,779	$1,683
Payroll and payroll taxes	6,979	5,524
Other accrued expenses	3,750	3,460
Barter transactions	2,113	1,641
Current portion of long-term debt	3,000	6,121

Total current liabilities	17,621	18,429
Deferred income taxes	9,235	7,105
Long-term debt	86,078	89,957
Other liabilities	3,659	4,234

Total liabilities	116,593	119,725

Commitments and contingencies
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,535	50,298
Retained earnings	63,032	58,200
Treasury stock	(28,590)	(28,473)

Total stockholders’ equity	85,030	80,078

	$201,623	$199,803

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
		(In thousands, except per share data)
Net operating revenue	$33,183	$32,887	$61,891	$60,874
Station operating expense	23,623	23,157	46,359	45,717
Corporate general and administrative	1,949	1,897	3,889	3,779

Operating income	7,611	7,833	11,643	11,378
Other expenses, net:
Interest expense	1,034	1,468	2,191	2,987
Write-off revolving credit facility debt issuance costs	1,326	—	1,326	—
Other (income) expense, net	(95)	185	(27)	(3,411)

Income before income tax	5,346	6,180	8,153	11,802
Income tax provision	2,176	2,485	3,321	4,790

Net income	$3,170	$3,695	$4,832	$7,012

Earnings per share
Basic	$.75	$.87	$1.14	$1.66

Diluted	$.75	$.87	$1.14	$1.66

Weighted average common shares	4,242	4,236	4,237	4,229

Weighted average common and common equivalent shares	4,245	4,237	4,242	4,229

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$11,556	$12,826
Cash flows from investing activities:
Acquisition of property and equipment	(2,522)	(2,146)
Proceeds from license downgrade	—	3,561
Purchases of short-term investments	—	(2005)
Other investing activities	(104)	(7)

Net cash used in investing activities	(2,626)	(597)
Cash flows from financing activities:
Payments on long-term debt	(99,100)	(7,500)
Proceeds from long-term debt	92,100	—
Payments for debt issuance costs	(1,147)	(1,503)
Purchase of shares held in treasury	(117)	(78)

Net cash used in financing activities	(8,264)	(9,081)

Net increase in cash and cash equivalents	666	3,148
Cash and cash equivalents, beginning of period	12,197	12,899

Cash and cash equivalents, end of period	$12,863	$16,047

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010. Results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:

Net income available to common stockholders	$3,170	$3,695	$4,832	$7,012

Denominator:

Denominator for basic earnings per share — weighted average shares	4,242	4,236	4,237	4,229
Effect of dilutive securities	3	1	5	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,245	4,237	4,242	4,229

Basic earnings per share	$.75	$.87	$1.14	$1.66

Diluted earnings per share	$.75	$.87	$1.14	$1.66

     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 228,000 for the three and six months ended June 30, 2011 and 350,000 for the three and six months ended June 30, 2010. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2011:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2010	4,771	599
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2010	4,770	598
Conversion of shares	1	(1)

Balance, June 30, 2011	4,771	597

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through June 30, 2011, we have repurchased 1,391,586 shares of our Class A Common Stock for approximately $45,680,000.
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
     Stock-Based Compensation
     Compensation expense of approximately $34,000 and $129,000, respectively, and related tax benefits of $14,000 and $53,000, respectively, was recognized for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the Company recognized compensation expense of approximately $139,000 and $326,000, respectively, and related tax benefits of $56,000 and $132,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the six months ended June 30, 2011:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2011	293,993	$51.70	3.9	$—
Granted	—	—
Exercised	—	—
Expired	(65,916)	58.10
Forfeited	(282)	37.96

Outstanding at June 30, 2011	227,795	$49.86	4.1	$98,468

Exercisable at June 30, 2011	220,785	$50.24	4.1	$98,468

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the six months ended June 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2011	35,155	$18.51
Granted	—	—
Vested	(27,863)	18.30
Forfeited/canceled	(282)	19.30

Non-vested at June 30, 2011	7,010	$19.30

The following summarizes the restricted stock transactions for the six months ended June 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	21,120	$28.73
Granted	—	—
Vested	(10,632)	31.28
Forfeited	(463)	25.87

Non-vested and outstanding at June 30, 2011	10,025	$26.15

     For the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, we had approximately $41,000, $108,000, $91,000 and $202,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010 was approximately $16,000, $44,000, $37,000 and $82,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Credit Agreement:
Term loan	$60,000	$—
Revolving credit facility	28,000	—
Reducing revolver facility	—	95,000
Secured debt of affiliate	1,078	1,078

	89,078	96,078
Amounts payable within one year	3,000	6,121

	$86,078	$89,957

     Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)
2011	$1,500
2012	3,000
2013	3,000
2014	4,078
2015	3,000
Thereafter	74,500

$89,078

     On June 13, 2011, we entered into a new $120 million credit facility (the “Credit Facility”) with a group of banks, to refinance our outstanding debt under the credit agreement in place at March 31, 2011 (the “Old Credit Agreement”). The Credit Facility consists of a $60 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.
     We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.
     We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1.3 million, pre-tax, due to this refinancing during the quarter ended June 30, 2011.
     The proceeds from the Credit Facility were used to refinance our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.
     The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
          Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR plus 1.50% to 2.75% or the base rate plus 0.50% to 1.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Revolving Credit Facility.
     The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
     We had approximately $32.0 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2011.
     Our Old Credit Agreement was a revolving line of credit maturing on July 29, 2012. Our indebtedness under the Old Credit Agreement was secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Old Credit Agreement was used for general corporate purposes, including working capital and capital expenditures.
     Interest rates under the Old Credit Agreement were payable, at our option, at alternatives equal to LIBOR at the reset date (0.3125% at December 31, 2010) plus 3.00% to 4.25% or the Agent bank’s base rate plus 2.00% to 3.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We were also required to pay quarterly commitment fees of 0.375% to 0.625% per annum on the unused portion of the Old Credit Agreement.
     In June 2011, approximately $1.1 million of secured debt of an affiliate was amended to extend the maturity date to May 2014.
7. Related Party Transactions
     Principal Stockholder Employment Agreement
     In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaces and supersedes his prior employment agreement. The new employment agreement terminates on March 31, 2018. The agreement provides for an annual base salary of $860,000 (subject to annual increases on each anniversary date not less than the greater of 3% or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary.
     Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment.
     In addition, if Mr. Christian’s employment is terminated for any reason, other than for cause, the Company will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years, and the current split dollar life insurance policy shall be transferred to Mr. Christian and his wife, and the Company shall reimburse Mr. Christian for any tax consequences of such transfer. The agreement contains a covenant not to compete restricting Mr. Christian from competing with the Company in any of its markets if he voluntarily terminates his employment with the Company or is terminated for cause, for a three year period thereafter.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2011:
Net operating revenue	$28,611	$4,572	$—	$33,183
Station operating expense	20,004	3,619	—	23,623
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss)	$8,607	$953	$(1,949)	$7,611

Depreciation and amortization	$1,348	$414	$59	$1,821

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2010:
Net operating revenue	$28,661	$4,226	$—	$32,887
Station operating expense	19,827	3,330	—	23,157
Corporate general and administrative	—	—	1,897	1,897

Operating income (loss)	$8,834	$896	$(1,897)	$7,833

Depreciation and amortization	$1,444	$409	$54	$1,907

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2011:
Net operating revenue	$53,117	$8,774	$—	$61,891
Station operating expense	39,282	7,077	—	46,359
Corporate general and administrative	—	—	3,889	3,889

Operating income (loss)	$13,835	$1,697	$(3,889)	$11,643

Depreciation and amortization	$2,687	$826	$113	$3,626

Total assets	$153,029	$26,543	$22,051	$201,623

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2010:
Net operating revenue	$52,805	$8,069	$—	$60,874
Station operating expense	39,050	6,667	—	45,717
Corporate general and administrative	—	—	3,779	3,779

Operating income (loss)	$13,755	$1,402	$(3,779)	$11,378

Depreciation and amortization	$2,865	$833	$106	$3,804

Total assets	$154,157	$26,357	$25,891	$206,405

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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2011 and 2010, approximately 86% and 87%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We experienced a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, we expect political revenue in 2011 to significantly decline.
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
     During the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010 and 2009, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 29%, 30%, 30% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
     The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2011	2010	2010	2009
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	7%	6%	6%	7%
Manchester, New Hampshire	5%	6%	6%	5%
Milwaukee, Wisconsin	12%	13%	13%	13%
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
     During the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010 and 2009, the radio stations in our four largest markets when combined, represented approximately 36%, 38%, 36% and 41%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2011	2010	2010	2009
Market:
Bellingham, Washington	6%	6%	7%	7%
Des Moines, Iowa	6%	5%	4%	7%
Manchester, New Hampshire	8%	8%	8%	7%
Milwaukee, Wisconsin	16%	19%	17%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2011 and 2010, approximately 82% and 80%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We experienced a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, we expect political revenue in 2011 to significantly decline.
     The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.
     Our television market in Joplin, Missouri represented approximately 14%, 12%, 13% and 14%, respectively, of our consolidated operating income (excluding non-cash impairment charge in 2009) for the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010 and 2009.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Results of Operations
     The following tables summarize our results of operations for the three months ended June 30, 2011 and 2010.
Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$33,183	$32,887	$296	0.9%
Station operating expense	23,623	23,157	466	2.0%
Corporate G&A	1,949	1,897	52	2.7%

Operating income	7,611	7,833	(222)	(2.8)%
Interest expense	1,034	1,468	(434)	(29.6)%
Write-off debt issuance costs	1,326	—	1,326	N/M
Other (income) expense, net	(95)	185	(280)	N/M
Income taxes	2,176	2,485	(309)	(12.4)%

Net income	$3,170	$3,695	$(525)	(14.2)%

Earnings per share (basic and diluted)	$.75	$.87	$(.12)	(13.8)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,611	$28,661	$(50)	(0.2)%
Station operating expense	20,004	19,827	177	0.9%

Operating income	$8,607	$8,834	$(227)	(2.6)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,572	$4,226	$346	8.2%
Station operating expense	3,619	3,330	289	8.7%

Operating income	$953	$896	$57	6.4%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2011:
Net operating revenue	$28,611	$4,572	$—	$33,183
Station operating expense	20,004	3,619	—	23,623
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss)	$8,607	$953	$(1,949)	$7,611

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2010:
Net operating revenue	$28,661	$4,226	$—	$32,887
Station operating expense	19,827	3,330	—	23,157
Corporate general and administrative	—	—	1,897	1,897

Operating income (loss)	$8,834	$896	$(1,897)	$7,833

     Consolidated
     For the three months ended June 30, 2011, consolidated net operating revenue was $33,183,000 compared with $32,887,000 for the three months ended June 30, 2010, an increase of approximately $296,000 or less than 1%. Gross national revenue and gross local revenue increased approximately $298,000 and $255,000, respectively. Gross political revenue decreased approximately $213,000 in the current year quarter. The increase in gross local revenue was primarily a result of increased local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011. The increase in gross national revenue was primarily the result of increased advertising from the automotive industry. The decrease in gross political revenue was attributable to political advertising in the prior year quarter as 2010 was an election year.
     Station operating expense was $23,623,000 for the three months ended June 30, 2011, compared with $23,157,000 for the three months ended June 30, 2010, an increase of $466,000 or 2%. Salaries increased approximately $177,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $285,000 as compared to the prior year quarter primarily as a result of Health Care Reform. These increases were partially offset by a reduction in depreciation and amortization expense of $91,000.
     Operating income for the three months ended June 30, 2011 was $7,611,000 compared to $7,833,000 for the three months ended June 30, 2010, a decrease of approximately $222,000 or 3%. The decrease was a result of the increase in station operating expense, described in detail above, and a $52,000 or 3% increase in corporate general and administrative charges.
     We generated net income of approximately $3,170,000 ($.75 per share on a fully diluted basis) during the three months ended June 30, 2011, compared with $3,695,000 ($.87 per share on a fully diluted basis) for the three months ended June 30, 2010, a decrease of approximately $525,000 or 14%. In the current year quarter we had a decrease in operating income of $222,000, as described above, and decreases in interest expense and income tax expense of $434,000 and $309,000, respectively. The decrease in interest expense was attributable to an average decrease in market interest rates and a decrease in debt. The decrease in income tax expense was directly attributable to operating performance. Additionally, in the current year quarter we recognized a charge of $1,326,000 for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement. See Note 6 of the Notes to Condensed Consolidated Financial Statements. Other income for the current year period includes a gain of approximately $105,000 recognized from the construction of a tower at one of our markets. The tower was part of an agreement between the Company and AT&T. Other expense for the prior year includes a loss of $248,000 recognized on the disposal of our Doppler radar systems in two of our television markets.

     Radio Segment
     Net operating revenue of the radio segment was relatively unchanged for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. Gross national revenue increased approximately $316,000 for the quarter. Gross political revenue and gross local revenue decreased approximately $195,000 and $171,000, respectively. The increase in gross national revenue was primarily the result of increased advertising from the automotive industry. The decrease in gross political revenue was attributable to political advertising in the prior year quarter as 2010 was an election year. The decrease in gross local revenue was primarily the result of a softening in local advertising in two of our markets.
     Station operating expense for the radio segment was $20,004,000 for the three months ended June 30, 2011, compared with $19,827,000 for the three months ended June 30, 2010, an increase of approximately $177,000 or less than 1%. Salaries increased approximately $126,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $221,000 as compared to the prior year quarter, primarily as a result of Health Care Reform. These increases were partially offset by a reduction in depreciation and amortization expense.
     Operating income in the radio segment decreased approximately $227,000 to $8,607,000 for the three months ended June 30, 2011, from $8,834,000 for the three months ended June 30, 2010. The decrease was a direct result of the increase in station operating expense described in detail above.
     Television Segment
     For the three months ended June 30, 2011, net operating revenue of our television segment was $4,572,000 compared with $4,226,000 for the three months ended June 30, 2010, an increase of $346,000 or 8%. The increase in net operating revenue was primarily a result of increased local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011. Our television stations that we own and operate in Joplin did not sustain damage in the tornado.
     Station operating expense in the television segment for the three months ended June 30, 2011 was $3,619,000, compared with $3,330,000 for the three months ended June 30, 2010, an increase of approximately $289,000 or 9%. The increase in station operating expense was primarily a result of increased sales expense and health care costs as compared to the prior year quarter.
     Operating income in the television segment for the three months ended June 30, 2011 was $953,000 compared with $896,000 for the three months ended June 30, 2010, an increase of approximately $57,000 or 6%. The increase was a direct result of the improvement in net operating revenue, described in detail above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Results of Operations
     The following tables summarize our results of operations for the six months ended June 30, 2011 and 2010.
Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$61,891	$60,874	$1,017	1.7%
Station operating expense	46,359	45,717	642	1.4%
Corporate G&A	3,889	3,779	110	2.9%

Operating income	11,643	11,378	265	2.3%
Interest expense	2,191	2,987	(796)	(26.7)%
Write-off debt issuance costs	1,326	—	1,326	N/M
Other (income) expense, net	(27)	(3,411)	3,384	N/M
Income taxes	3,321	4,790	(1,469)	(30.7)%

Net income	$4,832	$7,012	$(2,180)	(31.1)%

Earnings per share (basic and diluted)	$1.14	$1.66	$(.52)	(31.3)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$53,117	$52,805	$312	0.6%
Station operating expense	39,282	39,050	232	0.6%

Operating income	$13,835	$13,755	$80	0.6%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$8,774	$8,069	$705	8.7%
Station operating expense	7,077	6,667	410	6.2%

Operating income	$1,697	$1,402	$295	21.0%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2011:
Net operating revenue	$53,117	$8,774	$—	$61,891
Station operating expense	39,282	7,077	—	46,359
Corporate general and administrative	—	—	3,889	3,889

Operating income (loss)	$13,835	$1,697	$(3,889)	$11,643

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2010:
Net operating revenue	$52,805	$8,069	$—	$60,874
Station operating expense	39,050	6,667	—	45,717
Corporate general and administrative	—	—	3,779	3,779

Operating income (loss)	$13,755	$1,402	$(3,779)	$11,378

     Consolidated
     For the six months ended June 30, 2011, consolidated net operating revenue was $61,891,000 compared with $60,874,000 for the six months ended June 30, 2010, an increase of approximately $1,017,000 or 2%. Gross national revenue and gross local revenue increased approximately $641,000 and $965,000, respectively. Gross political revenue decreased approximately $355,000 for the six months ended June 30, 2011 as compared to the prior year period. The increase in gross national revenue was primarily the result of increased advertising from the financial services and automotive industries. The increase in gross local revenue was a result of increased local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and an increase in advertising spending in general. The decrease in gross political revenue was attributable to political advertising in the prior year quarter as 2010 was an election year.
     Station operating expense was $46,359,000 for the six months ended June 30, 2011, compared with $45,717,000 for the six months ended June 30, 2010, an increase of approximately $642,000 or 1%. Salaries increased approximately $177,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $775,000 as compared to the prior year period, primarily as a result of Health Care Reform. Additionally, we had a decrease in depreciation and amortization expense of $185,000 as compared to the prior year period.
     Operating income for the six months ended June 30, 2011 was $11,643,000 compared to $11,378,000 for the six months ended June 30, 2010, an increase of approximately $265,000, or 2%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above, and an $110,000 or 3% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was attributable to increased IT expenses.
     We generated net income of approximately $4,832,000 ($1.14 per share on a fully diluted basis) during the six months ended June 30, 2011, compared with $7,012,000 ($1.66 per share on a fully diluted basis) for the six months ended June 30, 2010, a decrease of approximately $2,180,000 or 31%. In the current year period we had an increase in operating income of $265,000, as described above, and decreases in interest expense and income tax expense of $796,000 and $1,469,000, respectively. The decrease in interest expense was attributable to an average decrease in market interest rates of approximately 0.64%, and a decrease in debt. The decrease in income tax expense was directly attributable to operating performance. Additionally, in the current year period we recognized a $1,326,000 charge for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement. See Note 6 of the Notes to Condensed Consolidated Financial Statements. Other income for the current year period includes a gain of approximately $105,000 recognized from the construction of a tower at one of our markets. The tower was part of an agreement between the Company and AT&T. In the prior year period, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations and a loss of $248,000 recognized on the disposal of our Doppler radar systems in two of our television markets.

     Radio Segment
     For the six months ended June 30, 2011, net operating revenue of the radio segment was $53,117,000 compared with $52,805,000 for the six months ended June 30, 2010, an increase of $312,000 or less than 1%. Gross national revenue and gross local revenue increased approximately $646,000 and $105,000, respectively. Gross political revenue decreased approximately $307,000 for the six months ended June 30, 2011 as compared to the prior year period. The increase in gross national revenue was primarily the result of increased advertising from the financial services and automotive industries. The decrease in gross political revenue was attributable to political advertising in the prior year as 2010 was an election year.
     Station operating expense for the radio segment was $39,282,000 for the six months ended June 30, 2011, compared with $39,050,000 for the six months ended June 30, 2010, an increase of approximately $126,000 or less than 1%. Salaries increased approximately $126,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $635,000 as compared to the prior year period, primarily as a result of Health Care Reform. These increases were partially offset by reductions in bad debt expense and ratings service expense of approximately $203,000 and $146,000, respectively. Additionally, we had a decrease in depreciation and amortization expense of $178,000 as compared to the prior year period.
     Operating income in the radio segment was relatively unchanged for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.
     Television Segment
     For the six months ended June 30, 2011, net operating revenue of our television segment was $8,774,000 compared with $8,069,000 for the six months ended June 30, 2010, an increase of $705,000 or 9%. The increase in net operating revenue was a result of an increase in local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and improvements in advertising spending in general.
     Station operating expense in the television segment for the six months ended June 30, 2011 was $7,077,000, compared with $6,667,000 for the six months ended June 30, 2010, an increase of approximately $410,000 or 6%. The increase in station operating expense was from an increase in sales commission and selling expenses of $122,000 as a result of increased revenue. Additionally, our health care costs increased approximately $140,000 in the current year, primarily as a result of Health Care Reform.
     Operating income in the television segment for the six months ended June 30, 2011 was $1,697,000 compared with $1,402,000 for the six months ended June 30, 2010, an increase of approximately $295,000 or 21%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

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
Liquidity and Capital Resources
     Debt Arrangements and Debt Service Requirements
     On June 13, 2011, we entered into a new $120 million credit facility (the “Credit Facility”) with a group of banks, to refinance our outstanding debt under the credit agreement in place at March 31, 2011 (the “Old Credit Agreement”). The Credit Facility consists of a $60 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016. An additional $40 million financing may, in the future, be made available to the Company subject to compliance with terms and conditions of the Credit Facility.
     We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.
     We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1.3 million, pre-tax, due to this refinancing during the quarter ended June 30, 2011.
     The proceeds from the Credit Facility were used to refinance our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. The Credit Facility permits up to $25 million, annually, in aggregate amount of additional business acquisitions, subject to certain terms and conditions as set forth in the Credit Facility in further detail, and also permits the Company to make up to $20 million, annually, in aggregate amount of dividends, distributions and stock redemptions.
     The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses.
     Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR plus 1.50% to 2.75% or the base rate plus 0.50% to 1.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Revolving Credit Facility.
     The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
     We had approximately $32.0 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2011.
     In June 2011, approximately $1.1 million of secured debt of an affiliate was amended to extend the maturity date to May 2014.

     Sources and Uses of Cash
     During the six months ended June 30, 2011 and 2010, we had net cash flows from operating activities of $11,556,000 and $12,826,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2011 were approximately $2,522,000 ($2,146,000 for the corresponding period in 2010). We anticipate capital expenditures in 2011 to be approximately $5.5 million, which we expect to finance through funds generated from operations.
     Summary Disclosures About Contractual Obligations and Commercial Commitments
     We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     With the exception of our new Credit Facility disclosed in Note 6 and the new employment agreement with our Chairman, President and CEO disclosed in Note 7, there have been no material changes to such contracts/commitments during the six months ended June 30, 2011. We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.
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

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.
Item 6. Exhibits

10(a)	Credit Agreement dated as of June 13, 2011 among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Merrill Lynch Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, Huntington National Bank, as Documentation Agent, and certain other financial institutions as party thereto.

10(p)	Employment Agreement of Edward K. Christian dated as of June 17, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC
Date: August 9, 2011	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2011	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)