Form 10-Q
period 2011-09-30
SAGA COMMUNICATIONS INC
filed 2011-11-09
CIK 886136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September  30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November  4, 2011 was 3,654,488 and 597,859, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — September 30, 2011 and December 31, 2010	3
Condensed consolidated statements of income — Three and nine months ended September 30, 2011 and 2010	4
Condensed consolidated statements of cash flows —Nine months ended September 30, 2011 and 2010	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24
PART II OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 6. Exhibits	24
Signatures	25
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,547	$12,197
Short-term investments	—	1,007
Accounts receivable, net	19,481	18,985
Prepaid expenses and other current assets	1,466	2,002
Barter transactions	1,762	1,377
Deferred income taxes	1,048	991

Total current assets	31,304	36,559
Property and equipment	162,195	158,589
Less accumulated depreciation	97,984	93,028

Net property and equipment	64,211	65,561
Other assets:
Broadcast licenses, net	90,584	90,584
Other intangibles, deferred costs and investments, net	6,091	7,099

Total other assets	96,675	97,683

	$192,190	$199,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,252	$1,683
Payroll and payroll taxes	6,430	5,524
Other accrued expenses	2,953	3,460
Barter transactions	1,921	1,641
Current portion of long-term debt	4,000	6,121

Total current liabilities	16,556	18,429
Deferred income taxes	11,175	7,105
Long-term debt	72,328	89,957
Other liabilities	3,333	4,234

Total liabilities	103,392	119,725

Commitments and contingencies
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,609	50,298
Retained earnings	66,726	58,200
Treasury stock	(28,590)	(28,473)

Total stockholders’ equity	88,798	80,078

	$192,190	$199,803

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,494	$32,810	$94,385	$93,684
Station operating expense	23,553	23,629	69,912	69,346
Corporate general and administrative	1,965	1,741	5,854	5,520

Operating income	6,976	7,440	18,619	18,818
Other expenses, net:
Interest expense	646	1,375	2,837	4,362
Write-off revolving credit facility debt issuance costs	—	—	1,326	—
Other (income) expense, net	27	13	—	(3,398)

Income before income tax	6,303	6,052	14,456	17,854
Income tax provision	2,609	2,495	5,930	7,285

Net income	$3,694	$3,557	$8,526	$10,569

Earnings per share
Basic	$.87	$.84	$2.01	$2.50

Diluted	$.87	$.84	$2.01	$2.50

Weighted average common shares	4,242	4,236	4,238	4,230

Weighted average common and common equivalent shares	4,246	4,236	4,242	4,230

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$19,421	$19,229
Cash flows from investing activities:
Acquisition of property and equipment	(4,140)	(3,259)
Proceeds from sale of short-term investments	1,018	—
Proceeds from license downgrade	—	3,561
Purchases of short-term investments	—	(2,005)
Other investing activities	67	153

Net cash used in investing activities	(3,055)	(1,550)
Cash flows from financing activities:
Payments on long-term debt	(111,850)	(15,500)
Proceeds from long-term debt	92,100	—
Payments for debt issuance costs	(1,149)	(1,503)
Purchase of shares held in treasury	(117)	(78)

Net cash used in financing activities	(21,016)	(17,081)

Net (decrease) increase in cash and cash equivalents	(4,650)	598
Cash and cash equivalents, beginning of period	12,197	12,899

Cash and cash equivalents, end of period	$7,547	$13,497

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
     In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010. Results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
     The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.
     Earnings Per Share Information
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Numerator:

Net income available to common stockholders	$3,694	$3,557	$8,526	$10,569

Denominator:

Denominator for basic earnings per share — weighted average shares	4,242	4,236	4238	4,230
Effect of dilutive securities	4	—	4	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,246	4,236	4,242	4,230

Basic earnings per share	$.87	$.84	$2.01	$2.50

Diluted earnings per share	$.87	$.84	$2.01	$2.50

     The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 228,000 for the three and nine months ended September 30, 2011 and 336,000 for the three and nine months ended September 30, 2010. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

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
4. Common Stock and Treasury Stock
     The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2011:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2010	4,771	599
Conversion of shares	1	(1)
Forfeiture of restricted stock	(2)	—

Balance, December 31, 2010	4,770	598
Conversion of shares	1	(1)

Balance, September 30, 2011	4,771	597

     We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $60,000,000 of our Class A Common Stock. From its inception in 1998 through September 30, 2011, we have repurchased 1,391,586 shares of our Class A Common Stock for approximately $45,680,000.
5. Stock-Based Compensation
     2005 Incentive Compensation Plan
     On May 10, 2010, our stockholders approved the Amended and Restated 2005 Incentive Compensation Plan (the “2005 Plan”) which replaced our 2003 Stock Option Plan (the “2003 Plan”) as to future grants. The 2005 Plan extends through March 2015 and allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to officers and a selected number of employees.
     Stock-Based Compensation
     Compensation expense of approximately $34,000 and $163,000, respectively, and related tax benefits of $14,000 and $67,000, respectively, were recognized for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the Company recognized compensation expense of approximately $113,000 and $439,000, respectively, and related tax benefits of $47,000 and $180,000, respectively. Compensation expense is reported in corporate general and administrative expenses in our results of operations.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
     The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the nine months ended September 30, 2011:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2011	293,993	$51.70	3.9	$—
Granted	—	—
Exercised	—	—
Expired	(65,916)	58.10
Forfeited	(282)	37.96

Outstanding at September 30, 2011	227,795	$49.86	3.9	$—

Exercisable at September 30, 2011	220,785	$50.24	3.8	$—

     The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the nine months ended September 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Options	Value
Non-vested at January 1, 2011	35,155	$18.51
Granted	—	—
Vested	(27,863)	18.30
Forfeited/canceled	(282)	19.30

Non-vested at September 30, 2011	7,010	$19.30

The following summarizes the restricted stock transactions for the nine months ended September 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	21,120	$28.73
Granted	—	—
Vested	(10,632)	31.28
Forfeited	(463)	25.87

Non-vested and outstanding at September 30, 2011	10,025	$26.15

     For the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, we had approximately $40,000, $148,000, $74,000 and $276,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. The associated tax benefit recognized for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 was approximately $17,000, $61,000, $31,000 and $113,000, respectively.

SAGA COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
6. Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Credit Agreement:
Term loan	$59,250	$—
Revolving credit facility	16,000	—
Reducing revolver facility	—	95,000
Secured debt of affiliate	1,078	1,078

	76,328	96,078
Amounts payable within one year	4,000	6,121

	$72,328	$89,957

     Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)
2011	$1,750
2012	3,000
2013	3,000
2014	4,078
2015	3,000
Thereafter	61,500

$76,328

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
     The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
     We had approximately $44.0 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2011.
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
     Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities related to the payment.
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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2011:
Net operating revenue	$27,885	$4,609	$—	$32,494
Station operating expense	20,029	3,524	—	23,553
Corporate general and administrative	—	—	1,965	1,965

Operating income (loss)	$7,856	$1,085	$(1,965)	$6,976

Depreciation and amortization	$1,385	$441	$60	$1,886

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2010:
Net operating revenue	$28,089	$4,721	$—	$32,810
Station operating expense	20,134	3,495	—	23,629
Corporate general and administrative	—	—	1,741	1,741

Operating income (loss)	$7,955	$1,226	$(1,741)	$7,440

Depreciation and amortization	$1,447	$438	$57	$1,942

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2011:
Net operating revenue	$81,002	$13,383	$—	$94,385
Station operating expense	59,311	10,601	—	69,912
Corporate general and administrative	—	—	5,854	5,854

Operating income (loss)	$21,691	$2,782	$(5,854)	$18,619

Depreciation and amortization	$4,072	$1,267	$173	$5,512

Total assets	$150,581	$26,910	$14,699	$192,190

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010:
Net operating revenue	$80,894	$12,790	$—	$93,684
Station operating expense	59,184	10,162	—	69,346
Corporate general and administrative	—	—	5,520	5,520

Operating income (loss)	$21,710	$2,628	$(5,520)	$18,818

Depreciation and amortization	$4,312	$1,271	$163	$5,746

Total assets	$152,136	$26,806	$23,778	$202,720

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
     Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2011 and 2010, approximately 86% and 87%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We experienced a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, political revenue has significantly declined in 2011 and we expect this to continue in the fourth quarter.
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
     During the nine months ended September 30, 2011 and 2010 and the years ended December 31, 2010 and 2009, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 29%, 30%, 30% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.
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
     During the nine months ended September 30, 2011 and 2010 and the years ended December 31, 2010 and 2009, the radio stations in our four largest markets when combined, represented approximately 35%, 37%, 36% and 41%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2011	2010	2010	2009
Market:
Bellingham, Washington	6%	7%	7%	7%
Des Moines, Iowa	6%	5%	4%	7%
Manchester, New Hampshire	7%	8%	8%	7%
Milwaukee, Wisconsin	16%	17%	17%	20%

*	Operating income (excluding non-cash impairment charge) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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
     Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2011 and 2010, approximately 81% of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.
     Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We experienced a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 is not an election year, political revenue has significantly declined in 2011 and we expect this to continue in the fourth quarter.
     The primary operating expenses involved in owning and operating television stations are employee salaries and commissions, depreciation, programming expenses, including news production and the cost of acquiring certain syndicated programming, and advertising and promotion expenses.
     Our television market in Joplin, Missouri represented approximately 11%, 10%, 10% and 10%, respectively, of our consolidated station operating income (operating income excluding non-cash impairment charge in 2009, plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange) for the nine months ended September 30, 2011 and 2010 and the years ended December 31, 2010 and 2009.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Results of Operations
     The following tables summarize our results of operations for the three months ended September 30, 2011 and 2010.
Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,494	$32,810	$(316)	(1.0)%
Station operating expense	23,553	23,629	(76)	(0.3)%
Corporate G&A	1,965	1,741	224	12.9%

Operating income	6,976	7,440	(464)	(6.2)%
Interest expense	646	1,375	(729)	(53.0)%
Other (income) expense, net	27	13	14	N/M
Income taxes	2,609	2,495	114	4.6%

Net income	$3,694	$3,557	$137	3.9%

Earnings per share (basic and diluted)	$.87	$.84	$.03	3.6%

Radio Broadcasting Segment
	Three Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$27,885	$28,089	$(204)	(0.7)%
Station operating expense	20,029	20,134	(105)	(0.5)%

Operating income	$7,856	$7,955	$(99)	(1.3)%

Television Broadcasting Segment
	Three Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,609	$4,721	$(112)	(2.4)%
Station operating expense	3,524	3,495	29	0.8%

Operating income	$1,085	$1,226	$(141)	(11.5)%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2011:
Net operating revenue	$27,885	$4,609	$—	$32,494
Station operating expense	20,029	3,524	—	23,553
Corporate general and administrative	—	—	1,965	1,965

Operating income (loss)	$7,856	$1,085	$(1,965)	$6,976

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2010:
Net operating revenue	$28,089	$4,721	$—	$32,810
Station operating expense	20,134	3,495	—	23,629
Corporate general and administrative	—	—	1,741	1,741

Operating income (loss)	$7,955	$1,226	$(1,741)	$7,440

     Consolidated
     For the three months ended September 30, 2011, consolidated net operating revenue was $32,494,000 compared with $32,810,000 for the three months ended September 30, 2010, a decrease of approximately $316,000 or 1%. Gross national revenue increased approximately $596,000 and gross local revenue and gross political revenue decreased approximately $272,000 and $678,000, respectively, in the current year quarter. The decrease in gross political revenue was attributable to political advertising in the prior year quarter as 2010 was an election year.
     Station operating expense was relatively unchanged for the three months ended September 30, 2011, compared with the three months ended September 30, 2010.
     Operating income for the three months ended September 30, 2011 was $6,976,000 compared to $7,440,000 for the three months ended September 30, 2010, a decrease of approximately $464,000 or 6%. The decrease in operating income was attributable to the decline in net operating revenue, described above, and an increase in corporate general and administrative charges. The increase in corporate general and administrative charges is primarily from an increase in travel related expenses of $52,000, and an increase in officers’ life insurance expense of $127,000 that is attributable to a decline in the cash surrender value of the life insurance policies.
     We generated net income of approximately $3,694,000 ($.87 per share on a fully diluted basis) during the three months ended September 30, 2011, compared with $3,557,000 ($.84 per share on a fully diluted basis) for the three months ended September 30, 2010, an increase of approximately $137,000 or 4%. In the current year quarter we had a decrease in operating income of $464,000, as described above, and a decrease in interest expense of $729,000. The decrease in interest expense was attributable to an average decrease in market interest rates, and decreased debt outstanding and amortization expense. Income tax expense increased approximately $114,000, primarily as a result of the decrease in interest expense and an increase in non-deductible expenses.

     Radio Segment
     Net operating revenue of the radio segment was $27,885,000 for the three months ended September 30, 2011, compared with $28,089,000 for the three months ended September 30, 2010, a decrease of $204,000 or less than 1%. Gross national revenue increased approximately $498,000 for the quarter. Gross political revenue and gross local revenue decreased approximately $365,000 and $346,000, respectively. The decrease in gross political revenue was attributable to political advertising in the prior year quarter as 2010 was an election year. The decrease in gross local revenue was primarily the result of a softening in local advertising.
     Station operating expense for the radio segment was $20,029,000 for the three months ended September 30, 2011, compared with $20,134,000 for the three months ended September 30, 2010, a decrease of approximately $105,000 or less than 1%. The decrease in station operating expense was primarily from a reduction in sales expense due to lower net operating revenue in the current quarter.
     Operating income in the radio segment decreased approximately $99,000 to $7,856,000 for the three months ended September 30, 2011, from $7,955,000 for the three months ended September 30, 2010. The decrease was a direct result of the decrease in net operating revenue partially offset by a decrease in station operating expense described above.
     Television Segment
     For the three months ended September 30, 2011, net operating revenue of our television segment was $4,609,000 compared with $4,721,000 for the three months ended September 30, 2010, a decrease of $112,000 or 2%. The decrease in net operating revenue during the quarter was primarily the result of a reduction in political revenue in a non-election year.
     Station operating expense in the television segment was relatively unchanged for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.
     Operating income in the television segment for the three months ended September 30, 2011 was $1,085,000 compared with $1,226,000 for the three months ended September 30, 2010, a decrease of approximately $141,000 or 12%. The decrease was a direct result of the decline in net operating revenue, described above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     Results of Operations
     The following tables summarize our results of operations for the nine months ended September 30, 2011 and 2010.
Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$94,385	$93,684	$701	0.8%
Station operating expense	69,912	69,346	566	0.8%
Corporate G&A	5,854	5,520	334	6.1%

Operating income	18,619	18,818	(199)	(1.1)%
Interest expense	2,837	4,362	(1,525)	(35.0)%
Write-off debt issuance costs	1,326	—	1,326	N/M
Other (income) expense, net	—	(3,398)	3,398	N/M
Income taxes	5,930	7,285	(1,355)	(18.6)%

Net income	$8,526	$10,569	$(2,043)	(19.3)%

Earnings per share (basic and diluted)	$2.01	$2.50	$(.49)	(19.6)%

Radio Broadcasting Segment
	Nine Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$81,002	$80,894	$108	0.1%
Station operating expense	59,311	59,184	127	0.2%

Operating income	$21,691	$21,710	$(19)	(0.1)%

Television Broadcasting Segment
	Nine Months Ended
	September 30,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$13,383	$12,790	$593	4.6%
Station operating expense	10,601	10,162	439	4.3%

Operating income	$2,782	$2,628	$154	5.9%

N/M	= Not Meaningful

     Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2011:
Net operating revenue	$81,002	$13,383	$—	$94,385
Station operating expense	59,311	10,601	—	69,912
Corporate general and administrative	—	—	5,854	5,854

Operating income (loss)	$21,691	$2,782	$(5,854)	$18,619

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010:
Net operating revenue	$80,894	$12,790	$—	$93,684
Station operating expense	59,184	10,162	—	69,346
Corporate general and administrative	—	—	5,520	5,520

Operating income (loss)	$21,710	$2,628	$(5,520)	$18,818

     Consolidated
     For the nine months ended September 30, 2011, consolidated net operating revenue was $94,385,000 compared with $93,684,000 for the nine months ended September 30, 2010, an increase of approximately $701,000 or 1%. Gross national revenue and gross local revenue increased approximately $1,237,000 and $693,000, respectively. Gross political revenue decreased approximately $1,033,000 for the nine months ended September 30, 2011 as compared to the prior year period. The increase in gross national revenue was primarily the result of increased advertising from the financial services and automotive industries. The increase in gross local revenue was primarily a result of increased local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and an increase in advertising spending in general. The decrease in gross political revenue was attributable to political advertising in the prior year as 2010 was an election year.
     Station operating expense was $69,912,000 for the nine months ended September 30, 2011, compared with $69,346,000 for the nine months ended September 30, 2010, an increase of approximately $566,000 or 1%. Salaries increased approximately $256,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $884,000 in the current year, primarily as a result of Health Care Reform. These increases were partially offset by reductions in music license fees and depreciation expense of $242,000 and $244,000, respectively.
     Operating income for the nine months ended September 30, 2011 was $18,619,000 compared to $18,818,000 for the nine months ended September 30, 2010, a decrease of approximately $199,000, or 1%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described above, and a $334,000 or 6% increase in corporate general and administrative charges. The increase in corporate general and administrative charges was primarily from an increase in IT expenses of approximately $160,000 and an increase in officers’ life insurance expense of $59,000 that is attributable to a decline in the cash surrender value of the life insurance policies.
     We generated net income of approximately $8,526,000 ($2.01 per share on a fully diluted basis) during the nine months ended September 30, 2011, compared with $10,569,000 ($2.50 per share on a fully diluted basis) for the nine months ended September 30, 2010, a decrease of approximately $2,043,000 or 19%. In the current year period we had a decrease in operating income of $199,000, as described above, and decreases in interest expense and income tax expense of $1,525,000 and $1,355,000, respectively. The decrease in interest expense was primarily attributable to an average decrease in market interest rates of approximately 0.86%, and a decrease in outstanding debt. The decrease in income tax expense was attributable to operating performance and an increase in non-deductible expenses. Additionally, in the current year period we recognized a $1,326,000 charge for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. In the prior year period, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations.

     Radio Segment
     For the nine months ended September 30, 2011, net operating revenue of the radio segment was $81,002,000 compared with $80,894,000 for the nine months ended September 30, 2010, an increase of $108,000 or less than 1%. Gross national revenue increased approximately $1,144,000, in the current year. Gross political revenue and gross local revenue decreased approximately $672,000 and $241,000, respectively, for the nine months ended September 30, 2011 as compared to the prior year period. The increase in gross national revenue was primarily the result of increased advertising from the financial services and automotive industries. The decrease in gross political revenue was attributable to political advertising in the prior year as 2010 was an election year. The decrease in gross local revenue was primarily the result of a softening in local advertising.
     Station operating expense for the radio segment was $59,311,000 for the nine months ended September 30, 2011, compared with $59,184,000 for the nine months ended September 30, 2010, an increase of approximately $127,000 or less than 1%. Salaries increased approximately $199,000, primarily as a result of the 2.5% reinstatement in April 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $715,000 as compared to the prior year period, primarily as a result of Health Care Reform. These increases were partially offset by reductions in bad debt expense and ratings service expense of approximately $184,000 and $154,000, respectively. Additionally, we had a decrease in depreciation and amortization expense of $240,000 as compared to the prior year period.
     Operating income in the radio segment was relatively unchanged for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.
     Television Segment
     For the nine months ended September 30, 2011, net operating revenue of our television segment was $13,383,000 compared with $12,790,000 for the nine months ended September 30, 2010, an increase of $593,000 or 5%. The increase in net operating revenue was primarily the result of an increase in local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and improvements in advertising spending in general. Our television stations that we own and operate in Joplin did not sustain damage in the tornado.
     Station operating expense in the television segment for the nine months ended September 30, 2011 was $10,601,000, compared with $10,162,000 for the nine months ended September 30, 2010, an increase of approximately $439,000 or 4%. The increase in station operating expense was primarily from an increase in sales commission and selling expenses of $102,000 as a result of increased revenue. Additionally, our health care costs increased approximately $169,000 in the current year, primarily as a result of Health Care Reform.
     Operating income in the television segment for the nine months ended September 30, 2011 was $2,782,000 compared with $2,628,000 for the nine months ended September 30, 2010, an increase of approximately $154,000 or 6%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described above.

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
     The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitation on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.
     We had approximately $44.0 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2011.
     In June 2011, approximately $1.1 million of secured debt of an affiliate was amended to extend the maturity date to May 2014.

     Sources and Uses of Cash
     During the nine months ended September 30, 2011 and 2010, we had net cash flows from operating activities of $19,421,000 and $19,229,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.
     On both October 19, 2011 and November 4, 2011, we made a debt payment of $1,000,000 on the outstanding balance of our Credit Facility.
     Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2011 were approximately $4,140,000 ($3,259,000 for the corresponding period in 2010). We anticipate capital expenditures in 2011 to be approximately $5.5 to $6.0 million, which we expect to finance through funds generated from operations.
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
     With the exception of our new Credit Facility disclosed in Note 6 and the new employment agreement with our Chairman, President and CEO disclosed in Note 7, there have been no material changes to such contracts/commitments during the nine months ended September 30, 2011. We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.
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

Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

SAGA COMMUNICATIONS, INC.
Date: November 9, 2011	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2011	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)