Form 10-K
period 2011-12-31
SAGA COMMUNICATIONS INC
filed 2012-03-15
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2011 on the NYSE Amex: $134,907,883.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 9, 2012 was 3,652,539 and 597,504, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2011 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 29, 2012, we owned and/or operated five television stations and four low-power television stations serving three markets, five radio information networks, and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 29, 2012:

Station	Market (a)	2011 Market Ranking By Radio Revenue (b)	2011 Market Ranking By Radio Market (b)	Station Format	Target Demographics
FM:
WKLH	Milwaukee, WI	27	38	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	27	38	Rock	Men 25-49
WJMR-FM	Milwaukee, WI	27	38	Urban Adult Contemporary	Women 25-54
WZBK	Milwaukee, WI	27	38	Classic Country	Adults 45-64
WSNY	Columbus, OH	35	36	Adult Contemporary	Women 25-54
WNND	Columbus, OH	35	36	Adult Hits	Adults 25-49
WNNP	Columbus, OH	35	36	Adult Hits	Adults 25-49
WVMX	Columbus, OH	35	36	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	43	Rock	Men 18-49
WAFX	Norfolk, VA	40	43	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	72	90	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	72	90	Classic Hits	Adults 45-64
KAZR	Des Moines, IA	72	90	Rock	Men 18-34
KLTI	Des Moines, IA	72	90	Soft Adult Contemporary	Women 35-54
KIOA-HD2	Des Moines, IA	72	90	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	93	167	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	93	167	Classic Hits	Adults 45-64
WPOR	Portland, ME	93	167	Country	Adults 25-54
WCLZ	Portland, ME	93	167	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	94	87	Classic Rock	Men 35-54
WLZX	Springfield, MA	94	87	Rock	Men 18-34
WRSI	Northampton, MA	94	87	Adult Album Alternative	Adults 35-54
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WLZX-HD2	Greenfield, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WZID	Manchester, NH	112	193	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	112	193	Classic Hits	Adults 35-54
WZID-HD2	Manchester, NH	112	193	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	159	213	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	159	213	Country	Adults 25-54
WCFF	Champaign, IL	159	213	Classic Hits	Adults 35-44
WYXY	Champaign, IL	159	213	Classic Country	Adults 45-64
WLRW-HD2	Champaign, IL	159	213	Oldies	Adults 45-64
WIXY-HD2	Champaign, IL	159	213	Rock	Men 18-49

(footnotes follow tables)

Station	Market (a)	2011 Market Ranking By Radio Revenue (b)	2011 Market Ranking By Radio Market (b)	Station Format	Target Demographics
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL	Asheville, NC	151	158	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	151	158	Rock	Men 18-49
WOXL-HD2	Asheville, NC	151	158	Adult Album Alternative	Adults 18-49
WNAX	Sioux City IA	200	265	Country	Adults 35+
WWWV	Charlottesville, VA	N/A	N/A	Rock	Men 25-54
WQMZ	Charlottesville, VA	N/A	N/A	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	N/A	N/A	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	238	277	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	238	277	Country	Adults 25-54
KJBX	Jonesboro, AR	238	277	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	238	277	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	238	277	Oldies	Adults 45-64
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-34
WEGI	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 25-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD	Spencer, IA	N/A	N/A	Country	Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	Adults 45-64
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 25-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits	Adults 45-64
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 25-54
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WYXL-HD3	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54

(footnotes follow tables)

Station	Market (a)	2011 Market Ranking By Radio Revenue (b)	2011 Market Ranking By Radio Market (b)	Station Format	Target Demographics
AM:
WJYI	Milwaukee, WI	27	38	Christian	Adults 18+
WJOI	Norfolk, VA	40	43	Adult Standards	Adults 45+
KRNT	Des Moines, IA	72	90	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	72	90	Christian	Adults 18+
WGAN	Portland, ME	93	167	News/Talk	Adults 35+
WZAN	Portland, ME	93	167	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	93	167	News/Talk/Sports	Adults 45+
WVAE	Portland, ME	93	167	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	94	87	News/Talk	Adults 35+
WHNP	Springfield, MA	94	87	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	112	193	Adult Standards	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	151	158	Sports/Talk	Men 18+
WYSE	Asheville, NC	151	158	Sports/Talk	Men 18+
WNAX	Yankton, SD	200	265	News/Talk	Adults 35+
WINA	Charlottesville, VA	N/A	N/A	News/Talk	Adults 35+
WVAX	Charlottesville, VA	N/A	N/A	Sports Talk	Men 18+
WEGI	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2011 Market Report.

The following table sets forth information about our television stations and the markets they serve as of February 29, 2012:

Station	Market (a)	2011 Market Ranking by Number of TV Households (b)	Station Affiliate	Fall 2011 Station Ranking (by # of viewers) (b)
KOAM	Joplin, MO — Pittsburg, KS	149	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	149	FOX	2
WXVT	Greenwood — Greenville, MS	187	CBS	N/S
KAVU	Victoria, TX	204	ABC	N/S
KVCT(c)	Victoria, TX	204	FOX	N/S
KMOL-LD	Victoria, TX	204	NBC	N/S
KXTS-LD	Victoria, TX	204	CBS	N/S
KUNU-LP	Victoria, TX	204	Univision	N/S
KVTX-LP	Victoria, TX	204	Telemundo	N/S

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2011 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

N/S Station is a non-subscriber to the A.C Nielsen ratings and data.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes three markets and consists of five television stations and four low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements included with this Form 10-K, which is incorporated herein by reference.

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

The television stations that we own and/or operate are comprised of three CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate, and one Telemundo affiliate. In addition to securing network programming, we carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.

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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as 8 radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and FCC rules.

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

Approximately $118,040,000 or 84% of our gross revenue for the year ended December 31, 2011 (approximately $120,142,000 or 86% in fiscal 2010 and approximately $113,753,000 or 86% in fiscal 2009) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2011 was approximately $21,794,000 or 16% of our gross revenue (approximately $20,220,000 or 14% in fiscal 2010 and approximately $18,896,000 or 14% in fiscal 2009).

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

Employees

As of December 31, 2011, we had approximately 828 full-time employees and 340 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of our broadcast stations and the date on which each such station’s FCC license expires:

Station	Market (1)	Power (Watts) (2)	Expiration Date of FCC Authorization
FM:
WSNY	Columbus, OH	50,000	October 1, 2012
WNNP	Columbus, OH	6,000	October 1, 2012
WNND	Columbus, OH	6,000	October 1, 2012
WVMX	Columbus, OH	6,000	October 1, 2012
WQEL	Bucyrus, OH	3,000	October 1, 2012
WKLH	Milwaukee, WI	50,000	December 1, 2012
WHQG	Milwaukee, WI	50,000	December 1, 2012
WZBK	Milwaukee, WI	6,000	December 1, 2012
WJMR	Milwaukee, WI	6,000	December 1, 2012
WNOR	Norfolk, VA	50,000	October 1, 2011(6)
WAFX	Norfolk, VA	100,000	October 1, 2011(6)
KSTZ	Des Moines, IA	100,000	February 1, 2013
KIOA	Des Moines, IA	100,000	February 1, 2013
KAZR	Des Moines, IA	100,000	February 1, 2013
KLTI	Des Moines, IA	100,000	February 1, 2013
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014

(footnotes follow tables)

Station	Market (1)	Power (Watts) (2)	Expiration Date of FCC Authorization
WPOR	Portland, ME	50,000	April 1, 2014
WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2012
WQQL	Springfield, IL	50,000	December 1, 2012
WDBR	Springfield, IL	50,000	December 1, 2012
WABZ	Springfield, IL	25,000	December 1, 2012
WLRW	Champaign, IL	50,000	December 1, 2012
WIXY	Champaign, IL	25,000	December 1, 2012
WCFF	Champaign, IL	25,000	December 1, 2012
WYXY	Champaign, IL	50,000	December 1, 2012
WNAX	Yankton, SD	100,000	April 1, 2013
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2013
KLLT	Spencer, IA	25,000	February 1, 2013
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2012
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2012
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2012
WEGI	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2012
KMIT	Mitchell, SD	100,000	April 1, 2013
KUQL	Mitchell, SD	100,000	April 1, 2013
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2011(6)
KEGI	Jonesboro, AR	50,000	June 1, 2012(6)
KDXY	Jonesboro, AR	25,000	June 1, 2012(6)
KJBX	Jonesboro, AR	6,000	June 1, 2012(6)
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014

(footnotes follow tables)

Station	Market (1)	Power (Watts) (2)	Expiration Date of FCC Authorization
AM:
WJYI	Milwaukee, WI	1,000	December 1, 2012
WJOI	Norfolk, VA	1,000	October 1, 2011(6)
KRNT	Des Moines, IA	5,000	February 1, 2013
KPSZ	Des Moines, IA	10,000	February 1, 2013
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2014
WVAE	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012
WNAX	Yankton, SD	5,000	April 1, 2013
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2013
WEGI	Clarksville, TN/Hopkinsville, KY	1,000(5)	August 1, 2012
WKFN	Clarksville, TN	1,000(5)	August 1, 2012
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2019
WYSE	Asheville, NC	5,000(5)	December 1, 2019
WBCO	Bucyrus, OH	5,000(5)	October 1, 2012
WINA	Charlottesville, VA	5,000	October 1, 2011(6)
WVAX	Charlottesville, VA	1,000	October 1, 2019
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LP(4) (Operating on Analog Ch 41/Has Permit for Digital Ch 28)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KVTX-LP(4) (Operating on Analog Ch 45/Has Permit for Digital Ch 45)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KXTS-LD(4) (Digital 19)	Victoria, TX	Analog 1,000 (vis)	August 1, 2006(6)
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	Analog 50,000 (vis)	August 1, 2006(6)
WXVT (DTV Ch 15)	Greenville, MS	DTV 330,000	June 1, 2005(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

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

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC (“Surtsey”). See Note 9 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LP, KXTS-LD, KVTX-LP, and KMOL-LD are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market where at least 20 independently owned media voices remain in the market after the combination is effected (“Qualifying Market”). The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is affected. The FCC will permit the common ownership of up to two television stations (if permitted under the FCC’s local television multiple ownership rule) and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than low power television) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban).

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the Arbitron Area of Dominant Influence (“ADI”) markets in which the relevant stations are located divided by the total national television households as measured by ADI data at the time of a grant, transfer or assignment of a license) of 35%. As the result of a ruling by the U.S. Court of Appeals, D.C. Circuit on July 2, 2003, the FCC released a “Report and Order and Notice of Proposed Rulemaking” in MB Docket No. 02-277 that significantly modified the FCC’s multiple ownership rules. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

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

Under the rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of commercial and noncommercial radio stations in the market as determined by Arbitron and BIA Financial, Inc. Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the new rules. In Prometheus Radio v. FCC, Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative

Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. In its 2010 Quadrennial Regulatory Review, released December 22, 2011, the Commission proposed to eliminate the radio/television cross-ownership rule in favor of reliance on the local radio rule and local television rule. Other rules were left largely unchanged:

•

Local Television Ownership Rule. The FCC tentatively concluded that it should retain the current local television ownership rule with minor modifications (eliminate the Grade B contour overlap provision of the current rule). The FCC tentatively concluded that it should retain the prohibition against mergers among the top-four-rated stations, the eight-voices test, and the existing numerical limits. In addition, the FCC sought comment on whether to adopt a waiver standard applicable to small markets, as well as appropriate criteria for any such standard. The FCC sought comment on whether multicasting should be a factor in determining the television ownership limits.

•

Local Radio Ownership Rule. The FCC proposed to retain the current local radio ownership rule; however, the FCC is seeking comment on modifications to the rule and whether and how the rule should account for other audio platforms. The FCC proposed to also retain the AM/FM subcaps (limitations on how many AM and FM stations may be owned in a market), and sought comment on the impact of the introduction of digital radio. The FCC also sought comment on whether to adopt a waiver standard and on specific criteria to adopt.

•

Newspaper/Broadcast Cross-Ownership Rule. The FCC tentatively concluded that some newspaper/broadcast cross-ownership restrictions continue to be necessary to protect and promote viewpoint diversity, and proposed to use DMA definitions to determine that relevant market area for television stations. The FCC proposed to adopt a rule that includes elements of the 2006 rule, including the top 20 DMA demarcation point, the top-four television station restrictions, and the eight remaining voices test.

•	Dual Network Rule. The FCC tentatively concluded that the dual network rule remains necessary in the public interest to promote competition and localism and should be retained without modification.

The FCC is also seeking comment on whether television local news service (“LNS”) agreements and shared service agreements (“SSA”) are substantively equivalent to agreements that are already subject to the FCC’s attribution rules, and are therefore attributable now or should be in the future.

New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could require the Company to terminate its arrangements with Surtsey. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court or the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, one of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

The FCC’s ownership attribution rules (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) include an equity/debt plus (“EDP”) rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a “major-market program supplier” that supplies over 15% of a station’s total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC’s multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the “single majority shareholder exemption” which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, in December 2001 the FCC “suspended” the elimination of this exemption until the FCC resolved issues concerning cable television ownership.

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

Programming and Operation.    The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On October 27, 2011, the FCC released an Order on Reconsideration and Further Notice of Proposed Rule Making, Standardized and Enhanced Disclosure Requirements for Television Broadcast Licensee Public Interest Obligations, which vacated a 2008 order that, among other things, would have required television stations to file on a quarterly basis, a new “Standardized Television Disclosure” form setting forth in detail. In the 2011 notice, the FCC stated that, in a separate proceeding, it would determine whether to adopt such a standardized form and what to include in it, as a replacement for the issues/programs list that television stations currently place in their files. The FCC also proposed to largely replace the requirement that television stations maintain a paper public file at their main studios with a requirement to submit documents for inclusion in an online public file to be hosted by the FCC. The FCC also proposed to require that sponsorship identification, now disclosed only on-air, also be disclosed in the online public file, and proposed to require disclosure online of shared services agreements. The FCC proposed to limit these changes to television licensees and stated it would consider at a later date whether to apply similar reforms to radio licensees. Television stations are required to provide closed captioning for certain video programming.

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

The FCC’s multiple ownership rules count stations brokered under a joint sales agreement (“JSA”) toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The issue of whether to make attributable Share Services Agreements and Local News Service Agreements is among the subjects being considered in the 2010 Quadrennial Regulatory Review. We cannot predict whether the FCC will make such agreements attributable. The FCC rules permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and require the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above.

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV, a television station in Pittsburg, Kansas, serving Joplin, Missouri. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for Use of Ancillary Digital Spectrum and Agreement for the Sale of Commercial Time. On January 31, 2012, the Company and Surtsey amended these agreements and entered into an agreement which included an assignable option with Surtsey for KFJX-TV. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in KFJX-TV. On January 31, 2012, we entered into an agreement which included an extension of the grandfathered TBA for KVCT-TV and an assignable option with Surtsey for KVCT-TV. As noted above, if the FCC decides to attribute television SSA’s and JSA’s, we would be required to terminate the Agreement for the Sale of Commercial Time.

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

Digital Television.    The FCC’s rules provide for the conversion by all U.S. television broadcasters to digital television (“DTV”), including the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the former NTSC (analog) service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the previous NTSC technical standard. Our full-service television stations currently provide DTV service and have terminated NTSC operations. The Company has constructed full, authorized DTV facilities serving at least 80% of their analog population coverage. We hold licenses that authorize KOAM-TV to operate on Channel 7 for DTV and WXVT to operate on Channel 15 for DTV and KAVU-TV to operate on Channel 15 for DTV. The FCC’s rules require broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals.

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

Low Power and Class A Television Stations.    Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LP, KVTX-LP, KXTS-LD, and KMOL-LD, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A Status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which analog LPTV stations may apply for a digital companion channel or implement DTV operation on their existing analog channels. The Company’s LPTV stations did not apply for a companion channel, and instead filed applications to “flash-cut” to implement DTV operation on their existing analog channels, or filed “displacement” applications to use different digital channels.

Low Power FM Radio.    The FCC created a “low power radio service” (“LPFM”) in which the FCC authorizes the construction and operation of two classes of noncommercial educational FM stations, LP100 (up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to

30 meters (100 feet) which is calculated to produce a service area radius of approximately 3.5 miles, and LP10 (up to 10 watts ERP and up to 30 meters HAAT) with a service area radius of approximately 1 to 2 miles. The FCC will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, i.e., 88 to 108 MHz, although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On January 4, 2011, the President signed into law the Local Community Radio Act of 2010 which requires the Commission to modify the rules authorizing the operation of LPFM, as proposed in MM Docket No. 99-25. The law requires the Commission to: (1) Prescribe protection for co-channels and first- and second-adjacent channels; (2) Prohibit any applicant from obtaining a low-power FM license if the applicant has engaged in any manner in the unlicensed operation of any station in violation of the Communications Act; (3) Eliminate provisions prohibiting the FCC from extending the eligibility for application for low-power FM stations beyond the organizations and entities as proposed in the docket; and (4) Eliminate third-adjacent minimum distance separation requirements between: (i) LPFM stations and (ii) full-service FM stations, FM translator stations, and FM booster stations. The new law prohibits the FCC from reducing the minimum co-channel and first- and second-adjacent channel distance separation requirements in effect on the date of enactment of the law between LPFM stations and full-service FM stations. The new law authorizes a waiver of the second-adjacent channel distance separation requirement to any LPFM station that establishes that its proposed operations will not interfere with any authorized radio service, provided that, upon notification by the FCC that it is causing certain interference, such LPFM station must: (i) suspend operation; and (ii) resume operation only after interference has been eliminated or it demonstrates that such interference was not due to the low-power FM station’s emissions. The new law requires the FCC to comply with its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and low-power FM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and low-power FM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. The law requires the FCC to modify its rules to address the potential for predicted interference to FM translator input signals on third-adjacent channels set forth in a specified technical report; and modifies the interference complaint process in specified ways. On January 5, 2012, the FCC released a Report to Congress on the impact that low-power FM stations will have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that LPFM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “LPFM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” Before the new law can be implemented, the FCC must conduct a rulemaking proceeding, which has not yet been commenced. We cannot predict what, if any, impact the new LPFM stations will have on the Company’s full-service stations and FM translators.

Digital Audio Radio Satellite Service and Internet Radio.    In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The Commission approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. We cannot predict the extent to which DARS will have an adverse impact on our business. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers, on portable receivers, such as cell phones, and in automobiles. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators are also making their product available through the Internet. We cannot predict whether, or the extent to which, such reception devices will have an adverse impact on our business.

Satellite Carriage of Local TV Stations.    The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer Commission-determined “significantly viewed” signals to subscribers. In November, 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed. On November 23, 2010, the FCC released three orders that implemented the Satellite Television Extension and Localism Act of 2010 (“STELA”). The FCC modified its Significantly Viewed (“SV”) rules to implement Section 203 of the STELA which amends Section 340 of the Communications Act to give satellite carriers the authority to offer out-of-market but SV broadcast television stations as part of their local service to subscribers. Section 203 of the STELA changes the restrictions on subscriber eligibility to receive SV network stations from satellite carriers. To implement the STELA, the FCC revised its satellite subscriber eligibility rules. The new rules could result in satellite carriers providing additional signals in DMAs where the Company operates television stations, but we cannot predict at this time, what, if any, impact the rules might have on the Company.

In-Band On-Channel “Hybrid Digital” Radio.    On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology can provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC also permits the transmission of up to three additional program streams over the radio stations. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are broadcasting in HD radio on 45 stations and we continue to convert stations to HD radio on an ongoing basis. On January 29, 2010, the FCC adopted an Order that permits FM radio stations to voluntarily increase digital power levels up to ten percent of analog power levels and establishes interference mitigation and remediation procedures to promptly resolve complaints of interference to analog stations. The Commission hopes the changes will boost digital signal coverage while safeguarding analog reception against interference from higher power digital transmissions.

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

Recent Changes to Application and Assignment Procedures.    In January 2010, the FCC adopted a First Report and Order that gives tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the recently established Tribal Priority to the Tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities who have overcome substantial disadvantage and would be eligible for a bidding credit. In the Quadrennial Regulatory Review NPRM, the Commission also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” The Company cannot predict whether such preferences will be adopted, or whether they would have any impact on the Company.

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

On March 25, 2010, the FCC issued a Public Notice implementing the Common Alerting Protocol (“CAP”), which is an open, interoperable, data interchange format for collecting and distributing all-hazard safety notifications and emergency warnings to multiple information networks, public safety alerting systems, and personal communications devices. CAP will allow the Federal Emergency Management Agency (“FEMA”), the National Weather Service (“NWS”), a State Governor, or any other authorized initiator of a public alert and warning to automatically format and geo-target a particular alert simultaneously to the public over multiple media platforms, such as television, radio, cable, cell phones and electronic highway signs. CAP will also allow an alert initiator to send alerts specifically formatted for people with disabilities and for non-English speakers. The deadline for compliance with CAP has been extended to June 12, 2012. Compliance with CAP will require the Company to make a significant investment in new technical equipment.

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

Executive Officers

Our current executive officers are:

Name	Age	Position
Edward K. Christian	67	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	55	Executive Vice President and Group Program Director
Warren S. Lada	57	Senior Vice President, Operations
Samuel D. Bush	54	Senior Vice President and Chief Financial Officer
Marcia K. Lobaito	63	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	52	Senior Vice President/Finance, Chief Accounting Officer, Corporate Controller and Treasurer

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

Mr. Lada has been Executive Vice President, Operations since March 2012. He was Senior Vice President, Operations from 2000 to 2012 and Vice President, Operations from 1997 to 2000. From 1992 to 1997 he was Regional Vice President of our subsidiary, Saga Communications of New England, Inc.

Mr. Bush has been Senior Vice President since 2002 and Chief Financial Officer since September 1997. He was Treasurer from 1997 to 2012 and Vice President from 1997 to 2002. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, including senior vice president.

Ms. Lobaito has been Senior Vice President since 2005, Director of Business Affairs and Corporate Secretary since our inception in 1986 and Vice President from 1996 to 2005.

Ms. Bobinski has been Senior Vice President/Finance and Treasurer since March 2012 and Chief Accounting Officer and Corporate Controller since September 1991. She was Vice President from March 1999 to March 2012. Ms. Bobinski is a certified public accountant.

Item 1A.    Risk Factors

The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

Global Economic Conditions and Uncertainties May Continue to Affect our Business

The demand for advertising services is sensitive to changes in the level of economic activity. The global economic downturn that began in 2008 caused a decline in advertising and marketing by our customers. This reduction in advertising spending had an adverse effect on our revenue, profit margins and cash flows. Although we believe that economic conditions are improving, uncertainty continues to exist over the stability of the U.S. and global economies. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2011 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Media, LLC) was approximately $69,078,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of June 13, 2016. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

Our Debt Covenants Restrict our Financial and Operational Flexibility

Our credit facility contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Certain events of default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable and, therefore, could have a material adverse effect on our business. We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the credit facility and each of our subsidiaries has guaranteed the credit facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the credit facility.

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2018, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian’s life. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top six markets when combined represented 44%, 44% and 45% of our net operating revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

Disputes with Performance Rights Organizations May Adversely Affect our Business

Effective December 31, 2009, our radio music license agreements with American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. In January 2010, The Radio Music Licensing Committee (“RMLC”), of which we are a participant, filed motions in the U.S. District Court in New York against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI.

In January 2012, the ASCAP and RMLC entered into a settlement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for the interim fees paid in 2010 and 2011 and such fees are expected to be credited over a five year period beginning in January 2012.

The fees for BMI, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.

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

Our Success Depends on our Ability to Identify, Consummate and Integrate Acquired Stations

As part of our strategy, we have pursued and may continue to pursue acquisitions of additional radio and television stations, subject to the terms of our credit facility. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio and television stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We have stations that are currently subject to indecency-related inquiries and/or proposed fines at the FCC’s Enforcement Bureau, and we may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 9, 2012, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2011 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 8 months to 5 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 1 month to 78 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Item 4. Mine	Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on the NYSE Amex under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE Amex for the calendar quarters indicated:

Year	High	Low
2010:
First Quarter	$27.47	$10.82
Second Quarter	$29.00	$21.65
Third Quarter	$23.49	$16.53
Fourth Quarter	$26.72	$19.50
2011:
First Quarter	$34.80	$24.04
Second Quarter	$40.45	$31.00
Third Quarter	$39.60	$26.85
Fourth Quarter	$40.08	$26.65

The closing price for the Company’s Class A Common Stock on March 9, 2012 as reported by the NYSE Amex was $38.00. As of March 9, 2012, there were approximately 264 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock during the three most recent fiscal years. See Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources and Note 4 of the Notes to Consolidated Financial Statements included with this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2011, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		328,382
1992 Stock Option Plan	24,375		$83.200		—
2003 Stock Option Plan	21,688		$77.050		—
2005 Incentive Compensation Plan	191,598	(1)	$42.146	(2)	371,568
Equity Compensation Plans Not Approved by Stockholders:
None	—				—

Total	237,661				699,950

(1)	Includes 9,914 shares of restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2011.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 of our Class A Common Stock against the cumulative total return of the NYSE Amex Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Journal Communications, Inc., Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc. and Dial Global, Inc. The graph and table assume that $100 was invested on December 31, 2006, in each of our Class A Common Stock, the NYSE Amex Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2011	2010	2009(1)	2008(1)	2007(1)(2)
	(In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue	$127,295	$127,817	$120,798	$139,956	$144,023
Station Operating Expense	93,362	92,754	94,647	105,805	106,302
Corporate General and Administrative	7,590	7,274	7,944	9,979	9,800
Gain on Asset Exchange	—	—	(495)	(506)	—
Impairment of Intangible Assets	—	—	17,286	116,443	—

Operating Income (Loss)	$26,343	$27,789	$1,416	$(91,765)	$27,921
Interest Expense	$3,420	$5,622	$4,948	$7,173	$8,954
Net Income (Loss)	$12,631	$15,136	$(2,581)	$(66,492)	$11,004
Basic Earnings (Loss) Per Share	$2.98	$3.58	$(0.61)	$(14.05)	$2.19
Cash Dividends Declared Per Common Share	—	—	—	—	—
Weighted Average Common Shares	4,238	4,230	4,207	4,734	5,023
Diluted Earnings (Loss) Per Share	$2.98	$3.58	$(0.61)	$(14.05)	$2.19
Weighted Average Common Shares and Common Equivalents	4,242	4,231	4,207	4,734	5,029

	December 31,
	2011	2010	2009	2008(1)	2007(1)(2)
	(In thousands)
BALANCE SHEET DATA:
Working Capital	$16,322	$18,130	$7,753	$20,438	$24,075
Net Property and Equipment	$63,186	$65,561	$69,216	$73,383	$76,217
Net Intangible and Other Assets	$96,188	$97,683	$96,241	$113,276	$220,045
Total Assets	$190,334	$199,803	$202,351	$221,460	$337,644
Long-term Debt Including Current Portion	$69,078	$96,078	$121,078	$135,411	$129,911
Stockholders’ Equity	$92,975	$80,078	$64,093	$65,097	$149,076

(1)	In January 2009, the Company consummated a one-for-four reverse stock split of its Class A and Class B Common Stock. All share and per share information has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	Reflects the results of WIII acquired in September 2007, and WCLZ acquired in November 2007.

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

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2011, 2010 and 2009, approximately 85%, 86% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We experienced a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Because 2011 was a non-election year, political revenue significantly declined. We expect a considerable increase in political advertising for 2012, which is a presidential election year.

Our net operating revenue, station operating expense and operating income varies from market to market based upon the market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

The broadcasting industry and advertising in general, is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations primarily broadcast in small to midsize markets. Historically, these markets have been more stable than major metropolitan markets during downturns in advertising spending, but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

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

The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular radio station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and by adjusting prices based upon local market conditions and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of inventory sell out ratios and pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries, sales commissions, programming expenses, depreciation, and advertising and promotion expenses.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services (such as the Internet, satellite radio and mp3 players). These recent technologies and media are gaining advertising share against radio and other traditional media.

We are continuing to expand our interactive initiative to provide a seamless audio experience across numerous platforms to connect with our listeners where and when they want, and have added online components including streaming our stations over the Internet and on-demand options. Third and fourth generation mobile networks have enabled a steady increase in the audio quality and reliability of mobile Internet radio streaming, and this is expected to continue to increase as fourth generation networks become the standard. We expect that improvements from higher bandwidths, wider programming selection and advancements in functionality will continue making Internet radio and smartphone applications an important revenue source.

In addition, we continue the rollout of HD RadioTM. HD RadioTM utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market.

During the years ended December 31, 2011, 2010 and 2009, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 28%, 30% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

We have experienced a decline in our net operating revenue for the year ended December 31, 2011 as compared to the corresponding period of 2010 in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in these markets. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new ratings methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated Net Operating Revenue for the Years Ended December 31,
	2011	2010	2009
Market:
Bellingham, Washington	5%	5%	5%
Des Moines, Iowa	6%	6%	7%
Manchester, New Hampshire	5%	6%	5%
Milwaukee, Wisconsin	12%	13%	13%

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

During the years ended December 31, 2011, 2010 and 2009, the radio stations in our four largest markets when combined, represented approximately 34%, 36% and 41%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated Station Operating Income (*) for the Years Ended December 31,
	2011	2010	2009
Market:
Bellingham, Washington	6%	7%	7%
Des Moines, Iowa	6%	4%	7%
Manchester, New Hampshire	7%	8%	7%
Milwaukee, Wisconsin	15%	17%	20%

(*)	Operating income (excluding non-cash impairment charge in 2009) plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2011, 2010 and 2009, approximately 80%, 80% and 82%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

We had a significant increase in political advertising in 2010 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Since 2011 was a non-election year, political revenue significantly declined. We expect a considerable increase in political advertising for 2012, which is a presidential election year.

In 2009 we entered into retransmission consent agreements with certain cable and satellite providers as to the terms of their carriage of our television stations, and the compensation we would receive for granting such carriage rights. We recognized revenue of approximately $608,000 for the year ended December 31, 2011 as a result of these agreements. In 2011 we engaged in negotiating new agreements with these and other providers which will result in a significant increase in our retransmission consent revenue. We expect to recognize revenue of approximately $2.1 million in 2012 and, per the terms of our network affiliation agreements, we expect to remit approximately $580,000 of this revenue to our network partners as their share of our retransmission consent revenue.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, advertising and promotion expenses, and depreciation.

Our television market in Joplin, Missouri represented approximately 8% of our net operating revenues, and approximately 10%, 10% and 9%, respectively, of our consolidated station operating income (operating income excluding non-cash impairment charge in 2009, plus corporate general and administrative expenses, depreciation and amortization, less gain on asset exchange) for the years ended December 31, 2011, 2010 and 2009.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2011, 2010 and 2009.

Consolidated Results of Operations

	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
				$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
	2011	2010	2009
	(In thousands, except %’s and per share information)
Net operating revenue	$127,295	$127,817	$120,798	$(522)	(0.4)%	$7,019	5.8%
Station operating expense	93,362	92,754	94,647	608	0.7%	(1,893)	(2.0)%
Corporate G&A	7,590	7,274	7,944	316	4.3%	(670)	(8.4)%
Gain on asset exchange	—	—	(495)	—	—	(495)	N/M
Impairment of intangible assets	—	—	17,286	—	—	(17,286)	N/M

Operating income	26,343	27,789	1,416	(1,446)	(5.2)%	26,373	N/M
Interest expense	3,420	5,622	4,948	(2,202)	(39.2)%	674	13.6%
Write-off debt issuance costs	1,326	—	—	1,326	N/M	—	N/M
Other (income) expense, net	536	(3,369)	210	3,905	N/M	(3,579)	N/M
Income taxes	8,430	10,400	(1,161)	(1,970)	(18.9)%	11,561	N/M

Net income (loss)	$12,631	$15,136	$(2,581)	$(2,505)	(16.5)%	$17,717	N/M

Earnings (loss) per share:
Basic	$2.98	$3.58	$(0.61)	$(0.60)	(16.8)%	$4.19	N/M

Diluted	$2.98	$3.58	$(0.61)	$(0.60)	(16.8)%	$4.19	N/M

Radio Broadcasting Segment

	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
				$ Increase (Decrease)	% Increase (Decrease)	$ Increase (Decrease)	% Increase (Decrease)
	2011	2010	2009
	(In thousands, except %’s)
Net operating revenue	$108,938	$109,891	$104,601	$(953)	(0.9)%	$5,290	5.1%
Station operating expense	79,130	79,012	80,382	118	0.1%	(1,370)	(1.7)%
Impairment of intangible assets	—	—	16,206	—	—	(16,206)	N/M

Operating income	$29,808	$30,879	$8,013	$(1,071)	(3.5)%	$22,866	N/M

Television Broadcasting Segment

	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
				% Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)	% Increase (Decrease)
	2011	2010	2009
	(In thousands, except %’s)
Net operating revenue	$18,357	$17,926	$16,197	$431	2.4%	$1,729	10.7%
Station operating expense	14,232	13,742	14,265	490	3.6%	(523)	(3.7)%
Gain on asset exchange	—	—	(495)	—	—	(495)	N/M
Impairment of intangible assets	—	—	1,080	—	—	(1,080)	N/M

Operating income	$4,125	$4,184	$1,347	$(59)	(1.4)%	$2,837	N/M

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

Year Ended December 31, 2011:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$108,938	$18,357	$—	$127,295
Station operating expense	79,130	14,232	—	93,362
Corporate general and administrative	—	—	7,590	7,590

Operating income (loss)	$29,808	$4,125	$(7,590)	$26,343

Year Ended December 31, 2010:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$109,891	$17,926	$—	$127,817
Station operating expense	79,012	13,742	—	92,754
Corporate general and administrative	—	—	7,274	7,274

Operating income (loss)	$30,879	$4,184	$(7,274)	$27,789

Year Ended December 31, 2009:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated

For the year ended December 31, 2011, consolidated net operating revenue was $127,295,000 compared with $127,817,000 for year ended December 31, 2010, a decline of $522,000 or less than 1%. Gross national revenue and gross local revenue increased $1,573,000 and $633,000, respectively. Gross political revenue decreased $2,734,000 for the year ended December 31, 2011 as compared to 2010. The improvement in gross national revenue was primarily the result of increased advertising from the financial services, cellular and automotive industries. Gross local revenue increased primarily as a result of increased local advertising in our

Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and an increase in advertising spending in general. The decrease in gross political revenue was attributable to political advertising in 2010 which was an election year.

Station operating expense was $93,362,000 for the year ended December 31, 2011, compared with $92,754,000 for the year ended December 31, 2010, an increase of $608,000 or less than 1%. Salaries increased $400,000 as a result of the 3.75% reinstatement in 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased $683,000 in the current year, primarily resulting from both increased claims and Health Care Reform. These increases were partially offset by reductions in music license fees and depreciation expense of $241,000 and $240,000, respectively.

Operating income for the year ended December 31, 2011 was $26,343,000 compared to $27,789,000 for the year ended December 31, 2010, a decrease of $1,446,000, or 5%. The decrease was a result of the decline in net operating revenue and increase in station operating expense, described above. Additionally, our corporate general and administrative charges increased $316,000 in the current year. The increase in corporate general and administrative charges was primarily from an increase in IT expenses of $200,000 and an increase in officers’ life insurance expense of $61,000 that is attributable to a decline in the cash surrender value of the life insurance policies.

We generated net income of $12,631,000 ($2.98 per share on a fully diluted basis) during the year ended December 31, 2011, compared with $15,136,000 ($3.58 per share on a fully diluted basis) for the year ended December 31, 2010, a decrease of $2,505,000 or 17%. In 2011, we had a decrease in operating income of $1,446,000, as described above, and decreases in interest expense and income tax expense of $2,202,000 and $1,970,000, respectively. The reduction in interest expense was attributable to an average decline in market interest rates of approximately 0.98%, a decrease in the amortization of debt financing costs, and a decrease in the average obligation of debt outstanding. The reduction in income tax expense was attributable to current year operating performance. Additionally, in 2011, we recognized a $1,326,000 charge for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement. See Note 4 — Long-Term Debt, in the accompanying notes to the consolidated financial statements. In 2010, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations.

Radio Segment

For the year ended December 31, 2011, net operating revenue of the radio segment was $108,938,000 compared with $109,891,000 for the year ended December 31, 2010, a decrease of $953,000 or 1%. Gross national revenue improved $1,464,000 in the current year. Gross political revenue and gross local revenue declined $1,935,000 and $495,000, respectively, for the year ended December 31, 2011 as compared to the prior year. The increase in gross national revenue was primarily the result of increased advertising from the financial services, cellular and automotive industries. The reduction in gross political revenue was attributable to political advertising in 2010 which was an election year. The decline in gross local revenue was primarily the result of a softening in local advertising.

Station operating expense for the radio segment was $79,130,000 for the year ended December 31, 2011, compared with $79,012,000 for the year ended December 31, 2010, an increase of approximately $118,000 or less than 1%. Salaries increased $350,000 as a result of the 3.75% reinstatement in 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased approximately $537,000 in 2011, primarily resulting from both increased claims and Health Care Reform. These increases were partially offset by reductions in music license fees and ratings service expense of $247,000 and $156,000, respectively. Additionally, we had a decline in depreciation and amortization expense of $254,000 in 2011.

Operating income in the radio segment for the year ended December 31, 2011 was $29,808,000 compared with $30,879,000 for the year ended December 31 2010, a decrease of $1,071,000 or 3%. The decrease was a direct result of the decline in net operating revenue and the increase in station operating expense, described above.

Television Segment

For the year ended December 31, 2011, net operating revenue of our television segment was $18,357,000 compared with $17,926,000 for the year ended December 31, 2010, an increase of $431,000 or 2%. Gross national revenue increased $104,000 in the current year. Gross local revenue increased $1,128,000, but was partially offset by a decline in gross political revenue of $799,000. The improvement in local revenue was primarily a result of an increase in local advertising in our Joplin, MO market following a tornado in May 2011 that caused significant damage in the market. Our television stations that we own and operate in Joplin did not sustain damage in the tornado. The decline in gross political revenue was attributable to political advertising in 2010 which was an election year.

Station operating expense in the television segment for the year ended December 31, 2011 was $14,232,000, compared with $13,742,000 for the year ended December 31, 2010, an increase of $490,000 or 4%. Our health care costs increased $146,000, primarily resulting from both increased claims and Health Care Reform. Sales commission and selling expenses increased $119,000 as a result of increased revenue. In addition, salaries increased $56,000 from the 3.75% reinstatement in 2011 of the 5% salary reductions implemented in March 2009.

Operating income in the television segment was relatively unchanged for the year ended December 31, 2011 compared with the year ended December 31, 2010.

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

Station operating expense was $92,754,000 for the year ended December 31, 2010, compared with $94,647,000 for the year ended December 31, 2009, a decrease of approximately $1,893,000 or 2%. Severance costs (primarily programming), license fees and ratings service expense decreased approximately $250,000, $450,000 and $575,000, respectively, in 2010. Additionally, depreciation expense was approximately $894,000 higher in 2009, primarily as a result of a change in the estimated useful life of television analog equipment, which was fully depreciated in 2009. These cost reductions were partially offset by a $470,000 increase in advertising and promotions expense in 2010 as compared to the same period of 2009.

Operating income for the year ended December 31, 2010 was $27,789,000 compared to $1,416,000 for the year ended December 31, 2009, an increase of approximately $26,373,000. The increase was primarily due to the absence of an impairment charge in 2010 as compared to an impairment charge of $17,286,000 that was recognized in the fourth quarter of 2009. The improvement in net operating revenue and reduction in station operating expense, described in detail above, also contributed to the increase in operating income in 2010. In addition, corporate general and administrative expense decreased $670,000 or 8% in 2010 as compared to 2009.

The decrease in corporate general and administrative charges was primarily attributable to reductions of approximately $400,000 in compensation related costs. Operating income in 2009 included a $495,000 gain from the exchange of equipment under an arrangement we had with Sprint Nextel Corporation. The equipment exchange was completed in 2009.

We reported net income of approximately $15,136,000 ($3.58 per share on a fully diluted basis) during the year ended December 31, 2010, compared with a net loss of $2,581,000 (-$0.61 per share on a fully diluted basis) for the year ended December 31, 2009, an improvement of approximately $17,717,000. The increase was the result of changes in operating income as discussed above, and an increase in other income of $3,579,000, offset by increases in interest expense and income tax expense of $674,000 and $11,561,000, respectively. In the first quarter of 2010, we had non-recurring income of approximately $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations. The increase in interest expense was attributable to an average increase in market interest rates of approximately 0.7%, and an increase in the amortization of debt financing costs, partially offset by a decrease in the average obligation of debt outstanding. The increase in income tax expense was directly attributable to 2010 operating performance and the fourth quarter non-cash impairment charge in 2009.

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

Station operating expense for the radio segment was $79,012,000 for the year ended December 31, 2010, compared with $80,382,000 for the year ended December 31, 2009, a decrease of approximately $1,370,000 or 2%. Severance costs (primarily programming), license fees and ratings service expense decreased approximately $225,000, $470,000 and $575,000, respectively, in 2010. In addition, depreciation expense decreased $375,000 in 2010 primarily due to the decrease in capital expenditures over the past two years. These cost reductions were partially offset by a $400,000 increase in advertising and promotions expense in 2010 as compared to 2009. Salaries and related expenses for the year ended December 31, 2010 increased approximately $180,000 from the same period of 2009, primarily as a result of improved operating performance due to the strengthening of the U.S. economy.

Operating income in the radio segment for the year ended December 31, 2010 was $30,879,000 compared to $8,013,000 for the year ended December 31, 2009, an increase of approximately $22,866,000 or 285%. The increase was primarily due to the absence of an impairment charge in 2010 as compared to an impairment charge of $16,206,000 that was recognized in the fourth quarter of 2009. The improvement in net operating revenue and reduction in station operating expense, described in detail above, also contributed to the increase in operating income in 2010.

Television Segment

For the year ended December 31, 2010, net operating revenue of our television segment was $17,926,000 compared with $16,197,000 for the year ended December 31, 2009, an increase of approximately $1,729,000 or 11%. Gross national revenue and gross local revenue increased approximately $730,000 and $349,000, respectively. Gross political revenue increased approximately $916,000 in 2010 as compared to 2009. The increase in both gross national and gross local revenue was primarily the result of the improvement in the U.S. economy and advertising spending in general. The increase in gross political revenue was directly attributable to advertising related to the November 2010 congressional, senatorial, gubernatorial and local elections.

Station operating expense in the television segment for the year ended December 31, 2010 was $13,742,000 compared with $14,265,000 for the year ended December 31, 2009, a decrease of approximately $523,000 or 4%. Depreciation expense decreased $520,000 in 2010, primarily because of television analog equipment, which was fully depreciated in 2009.

Operating income in the television segment for the year ended December 31, 2010 was $4,184,000 compared to $1,347,000 for the year ended December 31, 2009, an increase of approximately $2,837,000 or 211%. The increase was primarily due to the improvement in net operating revenue and reduction in station operating expense, described in detail above. Additionally, the absence of an impairment charge in 2010 as compared to an impairment charge of $1,080,000 that was recognized in the fourth quarter of 2009 contributed to the increase in operating income in 2010. Operating income in 2009 included a $495,000 gain from the exchange of equipment under an arrangement we had with Sprint Nextel Corporation. The equipment exchange was completed in 2009.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On June 13, 2011, we entered into a new $120 million credit facility ($118.5 million at December 31, 2011) (the “Credit Facility”) with a group of banks, to refinance our outstanding debt under our credit agreement that was maturing on July 29, 2012 (the “Old Credit Agreement”). The Credit Facility consisted of a $60 million term loan ($58.5 million at December 31, 2011) (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016. An additional $40 million financing may, in the future, be made available to the Company subject to compliance with terms and conditions of the Credit Facility.

The proceeds from the Credit Facility were used to refinance our Old Credit Agreement and pay transactional fees.

We had approximately $50.5 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2011. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2011, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2011, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, Agreement for the Sale of Commercial Time and Broker Agreement. See Note 9 of the Notes to Consolidated Financial Statements included within this Form 10-K, which is incorporated by reference.

Sources and Uses of Cash

During the years ended December 31, 2011, 2010 and 2009, we had net cash flows from operating activities of $27,178,000, $27,539,000 and $25,281,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

We have a Stock Buy-Back Program (the “Buy-Back Program”) which allows us to purchase up to $60 million of our Class A Common Stock. From its inception in 1998 through December 31, 2011, we have repurchased 1,391,586 shares of our Class A Common Stock for approximately $45.7 million. During the year ended December 31, 2011, approximately 4,000 shares were retained for payment of withholding taxes related to the vesting of restricted stock for $117,000.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2011 were approximately $5,577,000 ($4,348,000 in 2010). We anticipate capital expenditures in 2012 to be approximately $5.0 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2011:

	Payments Due By Period
Contractual Obligations(1):	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt Obligations(2)	$69,078	$3,000	$7,078	$59,000	$—
Operating Leases	6,738	1,332	1,618	853	2,935
Purchase Obligations(3)	27,062	11,526	10,310	3,527	1,699
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$102,878	$15,858	$19,006	$63,380	$4,634

(1)	The above amounts do not include interest, which is primarily variable in amount.

(2)	Under our Credit Facility, the maturity on outstanding debt of $68 million could be accelerated if we do not maintain certain covenants. Long- Term Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 9 of the Notes to Consolidated Financial Statements).

(3)	Includes $17,786,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our president, CEO, and chairman, Edward K. Christian and $9,276,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

We anticipate that the above contractual cash obligations will be financed through funds generated from operations or additional borrowings under our Credit Facility, or a combination thereof.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:    We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2011, from 4.0% to 5.0% or from $794,000 to $994,000 would result in a decrease in net income of $118,000, net of taxes for the year ended December 31, 2011.

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

Broadcast Licenses and Goodwill:    We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill assets. As of December 31, 2011, we have recorded approximately $90,584,000 in broadcast licenses, which represents 47.6% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. In 2009, we recorded an impairment loss of $17,286,000 for broadcast licenses. Our goodwill was fully impaired in 2008; therefore we have no goodwill at December 31, 2011.

We completed the impairment test for broadcast licenses during the fourth quarter of 2011 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2011, the Company would have recorded a broadcast license impairment of approximately $0.9 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2011, the Company would have recorded a broadcast license impairment of approximately $4.3 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2011, the Company would have recorded a broadcast license impairment of approximately $9.8 million. Please refer to Note 2 — Broadcast Licenses and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

Market Capitalization:    As of December 31, 2011, our total market capitalization was $66.0 million more than our book value. We believe this difference can be attributed to the increase in our stock price in 2011 and a reduction in equity book value due to impairments to broadcasting licenses and goodwill in 2008 and 2009. In the accompanying notes to the financial statements, please refer to Note 2 — Broadcast Licenses and Other Intangible Assets, for a discussion of impairment charges in 2009.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2011 than they did during 2011, our interest expense would increase, and income before taxes would decrease by $886,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update will be effective for the Company on January  1, 2012 and is not expected to have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2011 and 2010, and the consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Saga Communications, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Detroit, Michigan

March 15, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120  days after the end of the Company’s fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2011 and 2010

— Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

— Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Report of Independent Registered Public Accounting Firms

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc.(the “company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the each of three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Saga Communications, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Detroit, Michigan

March 15, 2012

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,991	$12,197
Short-term investments	—	1,007
Accounts receivable, less allowance of $794 ($797 in 2010)	19,415	18,985
Prepaid expenses and other current assets	1,987	2,002
Barter transactions	1,398	1,377
Deferred income taxes	1,169	991

Total current assets	30,960	36,559
Net property and equipment	63,186	65,561
Other assets:
Broadcast licenses, net	90,584	90,584
Other intangibles, deferred costs and investments, net of accumulated amortization of $11,756 ($14,662 in 2010)	5,604	7,099

Total other assets	96,188	97,683

	$190,334	$199,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,808	$1,683
Accrued expenses:
Payroll and payroll taxes	5,730	5,524
Other	2,502	3,460
Barter transactions	1,598	1,641
Current portion of long-term debt	3,000	6,121

Total current liabilities	14,638	18,429
Deferred income taxes	13,383	7,105
Long-term debt	66,078	89,957
Broadcast program rights	1,275	1,646
Other	1,985	2,588

Total liabilities	97,359	119,725

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 4,771 issued (4,770 in 2010)	47	47
Class B common stock, $.01 par value, 3,500 shares authorized, 597 issued and outstanding (598 in 2010)	6	6
Additional paid-in capital	50,681	50,298
Retained earnings	70,831	58,200
Treasury stock (1,116 shares in 2011 and 1,112 in 2010, at cost)	(28,590)	(28,473)

Total stockholders’ equity	92,975	80,078

	$190,334	$199,803

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net operating revenue	$127,295	$127,817	$120,798
Station operating expense	93,362	92,754	94,647
Corporate general and administrative	7,590	7,274	7,944
Gain on asset exchange	—	—	(495)
Impairment of intangible assets	—	—	17,286

	100,952	100,028	119,382

Operating income	26,343	27,789	1,416
Other (income) expenses:
Interest expense	3,420	5,622	4,948
Write-off debt issuance costs	1,326	—	—
Other	536	(3,369)	210

Income (loss) before income tax	21,061	25,536	(3,742)
Income tax provision (benefit):
Current	2,330	5,320	(16)
Deferred	6,100	5,080	(1,145)

	8,430	10,400	(1,161)

Net income (loss)	$12,631	$15,136	$(2,581)

Basic earnings (loss) per share	$2.98	$3.58	$(0.61)

Weighted average common shares	4,238	4,230	4,207

Diluted earnings (loss) per share	$2.98	$3.58	$(0.61)

Weighted average common and common equivalent shares	4,242	4,231	4,207

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at January 1, 2009	4,770	$47	600	$6	$51,951	$45,645	$(32,552)	$65,097
Net loss						(2,581)		(2,581)
Conversion of shares from Class B to Class A	1		(1)					—
Net proceeds from exercised options	2				41			41
Forfeiture of restricted stock	(2)							—
Compensation expense related to restricted stock awards					508			508
Share-based compensation cost					858			858
Purchase of shares held in treasury							(20)	(20)
401(k) plan contribution					(3,981)		4,171	190
Employee stock purchase plan					(6)		6	—

Balance at December 31, 2009	4,771	$47	599	$6	$49,371	$43,064	$(28,395)	$64,093
Net income						15,136		15,136
Conversion of shares from Class B to Class A	1		(1)					—
Forfeiture of restricted stock	(2)							—
Compensation expense related to restricted stock awards					360			360
Share-based compensation cost					567			567
Purchase of shares held in treasury							(78)	(78)

Balance at December 31, 2010	4,770	$47	598	$6	$50,298	$58,200	$(28,473)	$80,078
Net income						12,631		12,631
Conversion of shares from Class B to Class A	1		(1)					—
Compensation expense related to restricted stock awards					187			187
Share-based compensation cost					196			196
Purchase of shares held in treasury							(117)	(117)

Balance at December 31, 2011	4,771	$47	597	$6	$50,681	$70,831	$(28,590)	$92,975

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,631	$15,136	$(2,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,486	7,718	8,629
Impairment of intangible assets	—	—	17,286
Share based compensation expense	196	567	858
Barter revenue, net	(216)	(13)	(187)
Broadcast program rights amortization	721	732	706
Deferred income taxes	6,100	5,080	(1,145)
Income tax expense on exercise of options	—	—	24
Loss on sale of assets	643	386	210
Gain on license downgrade	—	(3,561)	—
Gain on asset exchange	—	—	(495)
Other gains	(109)	(195)	—
Deferred and other compensation	38	42	89
Compensation expense related to restricted stock awards	187	360	508
Write-off of debt issuance costs	1,326	—	—
Amortization of deferred costs	642	1,079	502
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	(365)	688	3,685
Payments for broadcast program rights	(715)	(744)	(725)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,387)	264	(2,083)

Total adjustments	14,547	12,403	27,862

Net cash provided by operating activities	27,178	27,539	25,281
Cash flows from investing activities:
Acquisition of property and equipment	(5,577)	(4,348)	(4,041)
Proceeds from sale of short-term investments	1,018	998	—
Proceeds from sale and disposal of assets	531	280	166
Proceeds from license downgrade	—	3,561	—
Purchases of short-term investments	—	(2,005)	—
Other investing activities	(90)	(146)	(155)

Net cash used in investing activities	(4,118)	(1,660)	(4,030)
Cash flows from financing activities:
Payments on long-term debt	(119,100)	(25,000)	(14,350)
Proceeds from long-term debt	92,100	—	17
Payments for debt issuance costs	(1,149)	(1,503)	(967)
Purchase of shares held in treasury	(117)	(78)	(20)
Other financing activities	—	—	(24)

Net cash used in financing activities	(28,266)	(26,581)	(15,344)

Net (decrease) increase in cash and cash equivalents	(5,206)	(702)	5,907
Cash and cash equivalents, beginning of year	12,197	12,899	6,992

Cash and cash equivalents, end of year	$6,991	$12,197	$12,899

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2011 we owned or operated ninety-one radio stations, five television stations, four low-power television stations and five radio information networks serving twenty-six markets throughout the United States.

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

Change in Accounting Estimate

In the second quarter of 2008, the Company reviewed the estimated useful lives of its television analog equipment. This review was performed because of the Federal Communications Commission’s (“FCC”) mandatory requirement that all television stations convert from analog to digital spectrum by June 2009. As a result of this review, the Company’s depreciation rate of its analog equipment was increased to reflect the estimated period during which these assets would remain in service. This change of estimated useful lives was deemed as a change in accounting estimate and was accounted for prospectively, effective April 1, 2008. The effect of this change in estimate was to decrease net income approximately $292,000 and decrease earnings per share (basic and diluted) by $.07 for the year ended December 31, 2009. The analog equipment was fully depreciated in June of 2009.

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

Concentration of Risk

Our top six markets when combined represented 44%, 44% and 45% of our net operating revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. At December 31, 2010, we had approximately $1 million of time deposits included in cash and cash equivalents. We did not have any time deposits at December 31, 2011.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2011.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 was as follows:

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Write Off of Uncollectible Accounts, Net of Recoveries	Balance at End of Period
	(In thousands)
December 31, 2011	$797	$526	$(529)	$794
December 31, 2010	$733	$560	$(496)	$797
December 31, 2009	$1,071	$714	$(1,052)	$733

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment, deferred costs and investments for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2011, 2010 and 2009.

Property and equipment consisted of the following:

	Estimated Useful Life	December 31,
		2011	2010
		(In thousands)
Land and land improvements	—	$11,319	$11,292
Buildings	31.5 years	32,678	32,375
Towers and antennae	7-15 years	27,275	26,898
Equipment	3-15 years	77,619	76,857
Furniture, fixtures and leasehold improvements	7-20 years	7,704	7,499
Vehicles	5 years	3,835	3,668

		160,430	158,589
Accumulated depreciation		(97,244)	(93,028)

Net property and equipment		$63,186	$65,561

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $7,438,000, $7,668,000 and $8,562,000, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Costs

The costs related to the issuance of debt are capitalized and accounted for as interest expense over the life of the debt. During the years ended December 31, 2011, 2010 and 2009, we recognized interest expense related to the amortization of debt issuance costs of $642,000, $1,079,000 and $502,000, respectively. During 2011 we wrote-off unamortized debt issuance costs of $1,326,000, pre-tax, in connection with the refinancing of our bank debt. See Note 4 — Long-Term Debt.

At December 31, 2011 and 2010, the net book value of deferred costs was $1,024,000 and $1,840,000, respectively, and was presented in Other intangibles, deferred costs and investments in our consolidated balance sheet.

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

Treasury Stock

We have a Stock Buy-Back Program (the “Buy-Back Program”) which allows us to purchase up to $60 million of our Class A Common Stock. From its inception in 1998 through December 31, 2011, we have repurchased 1,391,586 shares of our Class A Common Stock for approximately $45.7 million. Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2011, 2010 and 2009, we acquired 4,035 shares at an average price of $28.95 per share, 5,466 shares at an average price of $14.25 per share and 5,682 shares at an average price of $3.50 per share, respectively. During 2009 we issued 62,243 shares of Treasury Stock in connection with our 401(k) employer match. None were issued in 2010 or 2011.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to approximately $3,694,000, $3,583,000 and $3,117,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders	$12,631	$15,136	$(2,581)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,238	4,230	4,207
Effect of dilutive securities:
Stock options	4	1	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,242	4,231	4,207

Basic earnings (loss) per share	$2.98	$3.58	$(0.61)

Diluted earnings (loss) per share	$2.98	$3.58	$(0.61)

Approximately 600 incremental shares were not included in the diluted loss per share calculation for the year ended December 31, 2009, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Potentially dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 228,000, 294,000 and 388,000 shares of our stock were outstanding at December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update will be effective for the Company on January 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

2.	Broadcast Licenses and Other Intangibles Assets

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

We have recorded the changes to broadcast licenses for the years ended December 31, 2010 as follows:

	Radio	Television	Total
	(In thousands)
Balance at January 1, 2010	$80,736	$9,816	$90,552
Acquisitions	32	—	32

Balance at December 31, 2010	$80,768	$9,816	$90,584

There were no changes to broadcast licenses for the year ended December 31, 2011.

2011 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2011 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2011. The ranges for operating profit margin and market long-term revenue growth rates vary based on our specific markets. In general, when comparing between 2011 and 2010: (1) the market specific operating profit margin range remained consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained consistent; and (4) current year revenues were 1% less than previously projected for 2011.

	Fourth Quarter 2011	Fourth Quarter 2010
Discount rates	11.9% - 12.2%	11.9% - 12.2%
Operating profit margin ranges	17.4% - 35.8%	17.4% - 35.0%
Market long-term revenue growth rates	2.0% - 3.0%	2.0% - 3.0%

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

2010 Impairment Test

During the fourth quarter of 2010, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

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

We have recorded amortizable intangible assets at December 31, 2011 as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(In thousands)
Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,504	358
Other intangibles	1,716	1,562	154

Total amortizable intangible assets	$12,143	$11,631	$512

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have recorded amortizable intangible assets at December 31, 2010 as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(In thousands)
Non-competition agreements	$4,565	$4,565	$—
Favorable lease agreements	5,862	5,467	395
Other intangibles	1,691	1,549	142

Total amortizable intangible assets	$12,118	$11,581	$537

Aggregate amortization expense for these intangible assets for the years ended December 31, 2011, 2010 and 2009, was $50,000, $49,000 and $68,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is approximately $50,000, $50,000, $50,000, $37,000 and $36,000, respectively.

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

The equipment we received under this arrangement was recorded at its estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Fair market value was derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As the equipment was exchanged and put into service in each of our television markets we recorded gains to the extent that the fair market value of the equipment we received exceeded the book value of the analog equipment we exchanged. For the year ended December 31, 2009, we recognized gains of approximately $495,000 from the exchange of this equipment. There was no exchange in 2011 or 2010.

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Credit Agreement:
Term loan	$58,500	$—
Revolving credit facility	9,500	—
Reducing revolver facility	—	95,000
Secured debt of affiliate	1,078	1,078

	69,078	96,078
Amounts payable within one year	3,000	6,121

	$66,078	$89,957

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)
2012	$3,000
2013	3,000
2014	4,078
2015	3,000
2016	56,000
Thereafter	—

$69,078

On June 13, 2011, we entered into a new $120 million credit facility ($118.5 million at December 31, 2011) (the “Credit Facility”) with a group of banks, to refinance our outstanding debt under our credit agreement that was maturing on July 29, 2012 (the “Old Credit Agreement”). The Credit Facility consisted of a $60 million term loan ($58.5 million at December 31, 2011) (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

The proceeds from the Credit Facility were used to refinance our Old Credit Agreement and pay transactional fees.

We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1.3 million, pre-tax, due to this refinancing during the quarter ended June 30, 2011.

We had approximately $50.5 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2011. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.296% at December 31, 2011) plus 1.50% to 2.75% or the base rate plus 0.50% to 1.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2011) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In June 2011, approximately $1.1 million of secured debt of an affiliate was amended to extend the maturity date to May 2014.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid (received) during the period for:
Interest	$2,788	$4,504	$4,428
Income taxes	$3,202	$4,664	$(1,358)
Non-cash transactions:
Barter revenue	$4,428	$4,632	$4,825
Barter expense	$4,212	$4,618	$4,637
Acquisition of property and equipment	$286	$137	$573

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax liabilities:
Property and equipment	$9,766	$8,981
Intangible assets	5,538	255
Prepaid expenses	439	439

Total deferred tax liabilities	15,743	9,675
Deferred tax assets:
Allowance for doubtful accounts	319	321
Compensation	3,060	3,048
Other accrued liabilities	150	192
Loss carry forwards	92	107

	3,621	3,668
Less: valuation allowance	92	107

Total net deferred tax assets	3,529	3,561

Net deferred tax liabilities	$12,214	$6,114

Current portion of deferred tax assets	$1,169	$991
Non-current portion of deferred tax liabilities	(13,383)	(7,105)

Net deferred tax liabilities	$(12,214)	$(6,114)

At December 31, 2011, we have state and local tax loss carry forwards of approximately $2,108,000, which will expire from 2012 to 2024. During 2011, we utilized approximately $342,000 in state and local tax loss carry forwards and accordingly, the valuation allowances decreased by $15,000. At December 31, 2011, the valuation allowance for net deferred tax assets relates to state loss carry forwards. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2011 and 2010, net deferred tax liabilities include a deferred tax asset of $1,236,000 and $1,225,000, respectively, relating to stock-based compensation expense. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2011 and 2010. See Note7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$1,820	$4,320	$(60)
State	510	1,000	44

Total current	2,330	5,320	(16)
Total deferred	6,100	5,080	(1,145)

	$8,430	$10,400	$(1,161)

In addition, we realized tax expense as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes. These tax expenses were recorded to additional paid-in capital in the amounts of approximately $0, $0 and $24,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax (benefit) expense at U.S. statutory rates	$7,260	$8,875	$(1,264)
State tax (benefit) expense, net of federal benefit	1,116	1,523	(182)
Impairment of Indefinite-lived intangibles not deductible for tax	—	—	150
Other, net	69	164	139
Change in valuation allowance on loss carry forwards	(15)	(162)	(4)

	$8,430	$10,400	$(1,161)

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2006. The Company is subject to examination for income and non-income tax filings in various states, and during the first quarter of 2012, the IRS commenced an examination of the Company’s 2010 U.S. federal income tax return.

Included in the balance sheets at December 31, 2011 and 2010 are tax accruals of approximately $56,000 and $77,000, respectively for uncertain tax positions. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2011 and 2010, we had no tax-related interest or penalties and had $13,000 and $5,000 accrued at December 31, 2011 and 2010, respectively.

In March 2012, the Compensation Committee recommended, and the Board approved, a $350,000 discretionary bonus to the CEO for the year ended December 31, 2011. As a result of the CEO’s total gross compensation, approximately $177,000 will be nondeductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The compensation expense recognized in corporate general and administrative expense of our results of operations for the years ended December 31, 2011, 2010 and 2009 was approximately $196,000, $567,000 and $858,000, respectively. The associated future income tax benefit recognized for the years ended December 31, 2011, 2010 and 2009 was approximately $80,000, $231,000 and $377,000, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the year ended December 31:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	450,059	$54.11
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(61,590)	51.24

Outstanding at December 31, 2009	388,469	$54.56	4.2	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(94,476)	63.48

Outstanding at December 31, 2010	293,993	$51.70	3.9	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(66,246)	58.00

Outstanding at December 31, 2011	227,747	$49.86	3.6	$135,886

Vested and Exercisable at December 31, 2011	220,785	$50.24	3.5	$135,886

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	126,325	$20.13
Granted	—	—
Vested	(42,279)	20.87
Forfeited/canceled/expired	(3,593)	20.14

Non-vested at December 31, 2009	80,453	$19.74
Granted	—	—
Vested	(41,653)	20.88
Forfeited/canceled/expired	(3,645)	18.59

Non-vested at December 31, 2010	35,155	$18.51
Granted	—	—
Vested	(27,863)	18.30
Forfeited/canceled/expired	(330)	19.30

Non-vested at December 31, 2011	6,962	$19.30

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the stock option transactions for the Directors Plan for the year ended December 31:

	Number of Options	Weighted Average Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,036	$0.035	$6,802
Granted	—	—
Exercised	(1,036)	0.035
Forfeited	—	—

Outstanding and exercisable at December 31, 2009	—	$—	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2009 was $6,274. Cash received from stock options exercised during the year ended December 31, 2009 was not significant.

The following summarizes the restricted stock transactions for the year ended December 31:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	53,649	$32.60
Granted	—	—
Vested	(14,356)	35.82
Forfeited/canceled/expired	(1,925)	30.84

Outstanding at December 31, 2009	37,368	$31.45
Granted	—	—
Vested	(14,097)	35.92
Forfeited/canceled/expired	(2,151)	28.85

Outstanding at December 31, 2010	21,120	$28.73
Granted	—	—
Vested	(10,632)	31.28
Forfeited/canceled/expired	(574)	25.76

Non-vested and outstanding at December 31, 2011	9,914	$26.15

Weighted average remaining contractual life (in years)	1.3

The weighted average grant date fair value of restricted stock that vested during 2011, 2010 and 2009 was approximately $333,000, $506,000 and $514,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $127,000, $329,000 and $750,000 at December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009 we had approximately $383,000, $926,700 and $1,365,600, respectively, of total compensation expense related to stock-based arrangements. The associated tax benefit recognized for the years ended December 31, 2011, 2010 and 2009 was approximately $157,000, $378,000 and $600,800, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was approximately $16,000, $23,000 and $9,000 in 2011, 2010 and 2009, respectively. The Company did not make a discretionary contribution to the 401(k) Plan in 2011, 2010 or 2009.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $141,000, $218,000 and $204,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2011 his average annual compensation, as defined by the employment agreement was approximately $1,005,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On December 15, 2009, Mr. Christian agreed to defer approximately $134,000 of his 2010 salary to be paid 100% on January 14, 2011. On December 15, 2010, Mr. Christian agreed to defer approximately $134,000 of his 2011 salary to be paid 100% on January 20, 2012. On December 19, 2011, Mr. Christian agreed to defer approximately $100,000 of his 2012 salary to be paid 100% on January 25, 2013.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. Under the TBA, during 2011, 2010 and 2009, we paid Surtsey Media fees of approximately $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term is extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media are increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2011, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2011, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). We paid fees under the agreements during 2011, 2010 and 2009 of approximately $4,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses. The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement are terminated, (ii) the terms of the continuing Station Agreements are extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million.

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of approximately $10,000, $18,000 and $15,000 during the years ended December 31, 2011, 2010 and 2009, respectively. In January 2012, the lease was amended primarily to extend the term nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms.

10.	Common Stock

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of five members at December 31, 2011. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

11.	Commitments and Contingencies

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2011 was $1,531,000 ($1,627,000 and $1,837,000 for the years ended December 31, 2010 and 2009, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2011 (in thousands):

2012	$1,332
2013	1,016
2014	602
2015	492
2016	361
Thereafter	2,935

$6,738

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2011 (in thousands):

2012	$688
2013	616
2014	437
2015	202
2016	6
Thereafter	14

$1,963
Amounts due within one year (included in accounts payable)	688

$1,275

Music Licensing

Effective December 31, 2009, our radio music license agreements with American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. In January 2010, The Radio Music Licensing Committee (“RMLC”), of which we are a participant, filed motions in the U.S. District Court in New York against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. The courts approved reduced interim fees for ASCAP and BMI.

In January 2012, the ASCAP and RMLC entered into a settlement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also includes a credit for the interim fees paid in 2010 and 2011 and such fees are expected to be credited over a five year period beginning in January 2012.

The fees for BMI, still to be determined by the court, may be retroactive to January 1, 2010 and may be different from the interim fees.

Contingencies

In 2003, in connection with our acquisition of one FM radio station, WJZK-FM serving the Columbus, Ohio market, we entered into an agreement whereby we would pay the seller up to an additional $1,000,000 if we obtain approval from the FCC for a city of license change.

12.	Fair Value Measurements

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We measure the fair value of time deposits based on quoted market prices of similar assets and other significant inputs derived from or corroborated by observable market data.

Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 2 — Broadcast Licenses and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

In 2011 and 2010 the Company reviewed the fair value of its broadcasting licenses, net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

The following table represents the fair value of the Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Non-financial assets:
Broadcast licenses	$61,625	—	—	$61,625

Total	$61,625	$—	$—	$61,625

During the fourth quarter of 2009, the Company wrote down broadcast licenses with a carrying value of $78,911,000 to their fair value of $61,625,000, resulting in a non-cash impairment charge of $17,286,000, which is included in the net loss for the year ended December 31, 2009.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year ended December 31, 2011:
Net operating revenue	$108,938	$18,357	$—	$127,295
Station operating expense	79,130	14,232	—	93,362
Corporate general and administrative	—	—	7,590	7,590

Operating income (loss)	$29,808	$4,125	$(7,590)	$26,343

Depreciation and amortization	$5,518	$1,736	$232	$7,486

Total assets at December 31, 2011	$148,973	$26,819	$14,542	$190,334

Capital additions	$3,990	$1,435	$152	$5,577

Broadcast licenses, net	$80,768	$9,816	$—	$90,584

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year ended December 31, 2010:
Net operating revenue	$109,891	$17,926	$—	$127,817
Station operating expense	79,012	13,742	—	92,754
Corporate general and administrative	—	—	7,274	7,274

Operating income (loss)	$30,879	$4,184	$(7,274)	$27,789

Depreciation and amortization	$5,772	$1,722	$224	$7,718

Total assets at December 31, 2010	$150,692	$27,564	$21,547	$199,803

Capital additions	$3,295	$995	$58	$4,348

Broadcast licenses, net	$80,768	$9,816	$—	$90,584

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year ended December 31, 2009:
Net operating revenue	$104,601	$16,197	$—	$120,798
Station operating expense	80,382	14,265	—	94,647
Corporate general and administrative	—	—	7,944	7,944
Gain on asset exchange	—	(495)	—	(495)
Impairment of intangible assets	16,206	1,080	—	17,286

Operating income (loss)	$8,013	$1,347	$(7,944)	$1,416

Depreciation and amortization	$6,166	$2,242	$221	$8,629

Total assets at December 31, 2009	$153,718	$27,963	$20,670	$202,351

Capital additions	$3,226	$742	$73	$4,041

Broadcast licenses, net	$80,736	$9,816	$—	$90,552

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands, except per share data)
Net operating revenue	$28,708	$27,987	$33,183	$32,887	$32,494	$32,810	$32,910	$34,133
Station operating expenses	22,736	22,560	23,623	23,157	23,553	23,629	23,450	23,408
Corporate general and administrative	1,940	1,882	1,949	1,897	1,965	1,741	1,736	1,754

Operating income	4,032	3,545	7,611	7,833	6,976	7,440	7,724	8,971
Other (income) expenses:
Interest expense	1,157	1,519	1,034	1,468	646	1,375	583	1,260
Write-off debt issuance costs	—	—	1,326	—	—	—	—	—
Other	68	(3,596)	(95)	185	27	13	536	29

Income before income tax	2,807	5,622	5,346	6,180	6,303	6,052	6,605	7,682
Income tax provision	1,145	2,305	2,176	2,485	2,609	2,495	2,500	3,115

Net income	$1,662	$3,317	$3,170	$3,695	$3,694	$3,557	$4,105	$4,567

Basic earnings per share	$.39	$.78	$.75	$.87	$.87	$.84	$.97	$1.08

Weighted average common shares	4,237	4,228	4,242	4,236	4,242	4,236	4,242	4,236

Diluted earnings per share	$.39	$.78	$.75	$.87	$.87	$.84	$.97	$1.08

Weighted average common and common equivalent shares	4,243	4,229	4,245	4,237	4,246	4,236	4247	4,241

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President and Chief Financial Officer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Senior Vice President/Finance, Chief Accounting Officer, Corporate Controller and Treasurer

/s/ Clarke R. Brown, Jr. Clarke R. Brown, Jr.	Director

/s/ David B. Stephens David B. Stephens	Director

/s/ Gary G. Stevens Gary G. Stevens	Director

/s/ W. Russell Withers, Jr. W. Russell Withers, Jr.	Director

EXHIBIT INDEX

Exhibit No.		Description
3(a)	4	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(a)(2)	10	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(b)	8	Bylaws, as amended May 23, 2007.
4(a)	1	Plan of Reorganization.
4(b)	12	Credit Agreement dated as of June 13, 2011 among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Merrill Lynch Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, Huntington National Bank, as Documentation Agent, and certain other financial institutions as party thereto.
10(b)	2	Saga Communications, Inc. 1992 Stock Option Plan, as amended.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(f)	3	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	11	Chief Executive Officer Annual Incentive Plan.
10(h)	5	Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	6	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(k)	6	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(l)	6	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(o)	7	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	12	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(q)	9	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	9	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	9	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(t)	9	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

3	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

4	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

11	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.