Form 10-Q
period 2012-03-31
SAGA COMMUNICATIONS INC
filed 2012-05-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 4, 2012 was 3,652,405 and 597,504, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — March 31, 2012 and December 31, 2011	3
Condensed consolidated statements of income — Three months ended March 31, 2012 and 2011	4
Condensed consolidated statements of cash flows —Three months ended March 31, 2012 and 2011	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	20
Signatures	21

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,695	$6,991
Accounts receivable, net	16,969	19,415
Prepaid expenses and other current assets	1,659	1,987
Barter transactions	1,620	1,398
Deferred income taxes	1,177	1,169

Total current assets	28,120	30,960
Property and equipment	161,513	160,430
Less accumulated depreciation	98,938	97,244

Net property and equipment	62,575	63,186
Other assets:
Broadcast licenses, net	90,584	90,584
Other intangibles, deferred costs and investments, net	5,634	5,604

Total other assets	96,218	96,188

	$186,913	$190,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$1,808
Payroll and payroll taxes	6,166	5,730
Other accrued expenses	3,316	2,502
Barter transactions	1,710	1,598
Current portion of long-term debt	—	3,000

Total current liabilities	12,687	14,638
Deferred income taxes	14,001	13,383
Long-term debt	61,328	66,078
Other liabilities	3,240	3,260

Total liabilities	91,256	97,359
Commitments and contingencies
Stockholders’ equity:
Common stock	53	53
Additional paid-in capital	50,738	50,681
Retained earnings	73,536	70,831
Treasury stock	(28,670)	(28,590)

Total stockholders’ equity	95,657	92,975

	$186,913	$190,334

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,934	$28,708
Station operating expenses	22,968	22,736
Corporate general and administrative	1,949	1,940

Operating income	5,017	4,032
Other expenses, net:
Interest expense	528	1,157
Other (income) expense, net	(2)	68

Income before income tax	4,491	2,807
Income tax provision	1,786	1,145

Net income	$2,705	$1,662

Earnings per share
Basic	$0.64	$0.39

Diluted	$0.64	$0.39

Weighted average common shares	4,244	4,237

Weighted average common and common equivalent shares	4,259	4,243

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$8,798	$5,885
Cash flows from investing activities:
Acquisition of property and equipment	(1,189)	(1,145)
Other investing activities	(75)	(66)

Net cash used in investing activities	(1,264)	(1,211)
Cash flows from financing activities:
Payments on long-term debt	(7,750)	(4,000)
Purchase of shares held in treasury	(80)	(117)

Net cash used in financing activities	(7,830)	(4,117)

Net (decrease) increase in cash and cash equivalents	(296)	557
Cash and cash equivalents, beginning of period	6,991	12,197

Cash and cash equivalents, end of period	$6,695	$12,754

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$2,705	$1,662

Denominator:
Denominator for basic earnings per share — weighted average shares	4,244	4,237
Effect of dilutive securities:
Common stock equivalents	15	6

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,259	4,243

Basic earnings per share	$0.64	$0.39

Diluted earnings per share	$0.64	$0.39

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 94,000 and 294,000 for the three months ended March 31, 2012 and 2011, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

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

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update was adopted on January 1, 2012 and did not have a material impact on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2012:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2011	4,770	598
Conversion of shares	1	(1)

Balance, December 31, 2011	4,771	597
Conversion of shares	—	—

Balance, March 31, 2012	4,771	597

We have a Stock Buy-Back Program to allow us to purchase up to $60 million of our Class A Common Stock. From its inception in 1998 through March 31, 2012, we have repurchased 1,393,779 shares of our Class A Common Stock for approximately $45,756,000.

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

Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, we had approximately $22,000 and $95,000, respectively, of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2012 and 2011 was approximately $9,000 and $39,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the three months ended March 31, 2012:

			Weighted Average Remaining Contractual Term (Years)
				Aggregate Intrinsic Value
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2012	227,747	$49.86	3.6	$—
Granted	—	—
Exercised	—	—
Expired	(191)	37.96
Forfeited	—	—

Outstanding at March 31, 2012	227,556	$49.87	3.4	$—

Exercisable at March 31, 2012	227,556	$49.87	3.4	$—

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the three months ended March 31, 2012:

		Weighted Average Grant Date Fair Value
	Number of Options

Non-vested at January 1, 2012	6,962	$19.30
Granted	—	—
Vested	(6,962)	19.30
Forfeited/canceled	—	—

Non-vested at March 31, 2012	—	$—

The following summarizes the restricted stock transactions for the three months ended March 31, 2012:

		Weighted Average Grant Date Fair Value

	Shares
Outstanding at January 1, 2012	9,914	$26.15
Granted	—	—
Vested	(5,734)	27.75
Forfeited	(30)	23.96

Non-vested and outstanding at March 31, 2012	4,150	$23.96

For the three months ended March 31, 2012 and 2011, we had approximately $35,000 and $67,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2012 and 2011 was approximately $14,000 and $28,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

6. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Credit Agreement:
Term loan	$57,750	$58,500
Revolving credit facility	2,500	9,500
Secured debt of affiliate	1,078	1,078

	61,328	69,078
Amounts payable within one year	—	3,000

	$61,328	$66,078

Our credit facility providing availability up to $117.8 million (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had approximately $57.5 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

	Radio	Television	Corporate and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2012:
Net operating revenue	$25,199	$4,735	$—	$29,934
Station operating expense	19,354	3,614	—	22,968
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss)	$5,845	$1,121	$(1,949)	$5,017

Depreciation and amortization	$1,297	$436	$57	$1,790

Total assets	$146,667	$26,493	$13,753	$186,913

	Radio	Television	Corporate and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2011:
Net operating revenue	$24,506	$4,202	$—	$28,708
Station operating expense	19,278	3,458	—	22,736
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss)	$5,228	$744	$(1,940)	$4,032

Depreciation and amortization	$1,339	$412	$54	$1,805

Total assets	$148,859	$26,833	$21,860	$197,552

8. Subsequent Event

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). We also entered into an Agreement for the Sale of Commercial Time and a Shared Services Agreement (“the Agreements”) with Commonwealth Broadcasting, LLC (“Commonwealth”), that are effective May 1, 2012, whereby Commonwealth, in conjunction with the WXVT sales staff will sell the advertising inventory of WXVT, and WXVT will provide programming and services including but not limited to use of facilities, traffic, billing, engineering, administrative and accounting to Commonwealth. The Agreements remain in effect until the closing of the sale or termination of the purchase agreement, whichever is earlier. We do not anticipate this transaction to have a material effect on our consolidated financial statements. The sale, which is subject to the approval of the Federal Communications Commission, is expected to close during the third quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks (“Networks”). The Television segment includes three markets and consists of five television stations and four LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2012 and 2011, approximately 88% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

During the three months ended March 31, 2012 and 2011 and the years ended December 31, 2011 and 2010, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 27%, 28%, 28% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

We have experienced a decline in our net operating revenue for the three months ended March 31, 2012 and year ended December 31, 2011, as compared to the corresponding periods of 2011 and 2010, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated Net Operating Revenue for the Three Months Ended March 31,		Percentage of Consolidated Net Operating Revenue for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	6%	6%	6%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	12%	12%	13%

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

During the three months ended March 31, 2012 and 2011 and the years ended December 31, 2011 and 2010, the radio stations in our four largest markets when combined, represented approximately 32%, 35%, 34% and 36%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated Station Operating Income (*) for the Three Months Ended March 31,		Percentage of Consolidated Station Operating Income(*) for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	6%	7%	6%	7%
Des Moines, Iowa	4%	4%	6%	4%
Manchester, New Hampshire	8%	8%	7%	8%
Milwaukee, Wisconsin	14%	16%	15%	17%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2012 and 2011, approximately 82% and 81%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

In 2009 we entered into retransmission consent agreements with certain cable and satellite providers as to the terms of their carriage of our television stations, and the compensation we would receive for granting such carriage rights. We recognized revenue of approximately $608,000 for the year ended December 31, 2011 as a result of these agreements. In 2011 we negotiated new retransmission consent agreements with these and other providers that will result in a significant increase in our retransmission consent revenue. We expect to recognize revenue of approximately $1.9 million in 2012 and, per the terms of our network affiliation agreements, we expect to remit approximately $550,000 of this revenue to our network partners as their share of our retransmission consent revenue.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, advertising and promotion expenses, and depreciation.

Our television market in Joplin, Missouri represented approximately 9%, 9%, 8% and 8%, respectively, of our net operating revenues, and approximately 12%, 12%, 10% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the three months ended March 31, 2012 and 2011 and the years ended December 31, 2011 and 2010.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2012 and 2011.

Consolidated Results of Operations

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
	(In thousands, except percentages and per share information)
Net operating revenue	$29,934	$28,708	$1,226	4.3%
Station operating expense	22,968	22,736	232	1.0%
Corporate G&A	1,949	1,940	9	0.5%

Operating income	5,017	4,032	985	24.4%
Interest expense	528	1,157	(629)	(54.4)%
Other (income) expense, net	(2)	68	(70)	N/M
Income tax expense	1,786	1,145	641	56.0%

Net income	$2,705	$1,662	$1,043	62.8%

Earnings per share (basic and diluted)	$.64	$.39	$.25	64.1%

Radio Broadcasting Segment

	Three Months Ended March 31,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$25,199	$24,506	$693	2.8%
Station operating expense	19,354	19,278	76	0.4%

Operating income	$5,845	$5,228	$617	11.8%

Television Broadcasting Segment

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2012	2011
	(In thousands, except percentages)
Net operating revenue	$4,735	$4,202	$533	12.7%
Station operating expense	3,614	3,458	156	4.5%

Operating income	$1,121	$744	$377	50.7%

N/M = Not Meaningful

Reconciliation of segment operating income (loss) to consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2012:
Net operating revenue	$25,199	$4,735	$—	$29,934
Station operating expense	19,354	3,614	—	22,968
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss)	$5,845	$1,121	$(1,949)	$5,017

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2011:
Net operating revenue	$24,506	$4,202	$—	$28,708
Station operating expense	19,278	3,458	—	22,736
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss)	$5,228	$744	$(1,940)	$4,032

Consolidated

For the three months ended March 31, 2012, consolidated net operating revenue was $29,934,000 compared with $28,708,000 for the three months ended March 31, 2011, an increase of $1,226,000 or 4%. Gross local revenue and gross political revenue increased $608,000 and $412,000, respectively, from the first quarter of 2011. Gross retransmission consent revenue increased $350,000 while gross national revenue decreased $174,000. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was attributable to the presidential primary elections, and the increase in retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. The decrease in gross national revenue is primarily due to a softening of national advertising in our Clarksville, TN and Joplin, MO markets.

Station operating expense was $22,968,000 for the three months ended March 31, 2012, compared with $22,736,000 for the three months ended March 31, 2011, an increase of $232,000 or 1%. Salaries increased $373,000 primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009, and local sales commissions increased $135,000 due to the increased revenue in the current quarter. Our retransmission fees were $127,000 in the current year, which is a new expense for our television stations. Retransmission fees are the amount that we will have to pay our network affiliates as a result of our carriage rights agreements. These increases were partially offset by reductions in health care costs, music licensing fees and advertising expense of approximately $154,000, $164,000 and $139,000, respectively.

Operating income for the three months ended March 31, 2012 was $5,017,000 compared to $4,032,000 for the three months ended March 31, 2011, an increase of $985,000 or 24%. The increase was a direct result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

We generated net income of $2,705,000 ($.64 per share on a fully diluted basis) during the three months ended March 31, 2012, compared to $1,662,000 ($.39 per share on a fully diluted basis) for the three months ended March 31, 2011, an increase of $1,043,000 or 63%. We had an increase in operating income of $985,000, as described above, and a decrease in interest expense of $629,000. The decrease in interest expense was attributable to an average decrease in market interest rates of approximately 0.89%, a decrease in average debt outstanding and a decrease in the amortization of debt financing costs. Income tax expense increased $641,000 as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the three months ended March 31, 2012, net operating revenue of the radio segment was $25,199,000 compared with $24,506,000 for the three months ended March 31, 2011, which represents an increase of $693,000 or 3%. Gross local revenue and gross political revenue increased $556,000 and $306,000, respectively, from the first quarter of 2011. Gross national revenue decreased $227,000. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was attributable to the presidential primary elections. The decrease in gross national revenue is primarily due to a softening of national advertising in our Clarksville, TN market.

Station operating expense for the radio segment was $19,354,000 for the three months ended March 31, 2012, compared with $19,278,000 for the three months ended March 31, 2011, an increase of $76,000 or less than 1%. Salaries increased $263,000 primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009, and local sales commissions increased $113,000 due to the increased revenue in the current quarter. These increases were partially offset by reductions in health care costs, music licensing fees and advertising expense of approximately $148,000, $160,000 and $132,000, respectively.

Operating income in the radio segment increased $617,000 to $5,845,000 for the three months ended March 31, 2012, from $5,228,000 for the three months ended March 31, 2011. The increase was a direct result of the improvement in net operating revenue, described in detail above.

Television Segment

For the three months ended March 31, 2012, net operating revenue of our television segment was $4,735,000 compared with $4,202,000 for the three months ended March 31, 2011, an increase of $533,000 or 13%. Gross political revenue and gross retransmission consent revenue increased $106,000 and $350,000, respectively. The increase in gross political revenue was attributable to the presidential primary elections, and the increase in retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations.

Station operating expense in the television segment for the three months ended March 31, 2012 was $3,614,000, compared with $3,458,000 for the three months ended March 31, 2011, an increase of $156,000 or 5%. The increase in station operating expense is primarily retransmission fees of $127,000 in the current year, which is a new expense for our television stations. Retransmission fees are the amount that we will have to pay our network affiliates as a result of our carriage rights agreements.

Operating income in the television segment for the three months ended March 31, 2012 was $1,121,000 compared with $744,000 for the three months ended March 31, 2011, an increase of $377,000 or 51%. The increase was a direct result of the improvement in net operating revenue partially offset by retransmission fees, described in detail above.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $117.8 million (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had approximately $57.5 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the three months ended March 31, 2012 and 2011, we had net cash flows from operating activities of $8,798,000 and $5,885,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2012 were $1,189,000 ($1,145,000 in 2011). We anticipate capital expenditures in 2012 to be approximately $4.0 to $4.5 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2011.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination therof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2012. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(a)
January 1 — January 31, 2012	—	$—	—	$14,323,614
February 1 — February 29, 2012	—	$—	—	$14,323,614
March 1 — March 31, 2012	2,193	$36.40	2,193	$14,243,789

Total	2,193	$36.40	2,193	$14,243,789

(a)	We have a Stock Buy-Back Program which allows us to purchase up to $60 million of our Class A Common Stock.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 9, 2012	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2012	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer, Corporate Controller and Treasurer (Principal Accounting Officer)