Form 10-Q
period 2012-06-30
SAGA COMMUNICATIONS INC
filed 2012-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 3, 2012 was 3,652,405 and 597,504, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,841	$6,991
Accounts receivable, net	19,374	19,415
Prepaid expenses and other current assets	2,341	1,907
Barter transactions	1,808	1,358
Deferred income taxes	1,175	1,169
Current assets held for sale	128	120

Total current assets	33,667	30,960
Property and equipment	156,437	154,246
Less accumulated depreciation	96,703	93,624

Net property and equipment	59,734	60,622
Broadcast licenses, net	90,361	90,356
Other intangibles, deferred costs and investments, net	5,250	5,409
Assets held for sale	2,832	2,987

	$191,844	$190,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,410	$1,728
Payroll and payroll taxes	5,765	5,730
Other accrued expenses	4,760	2,502
Barter transactions	1,870	1,550
Current portion of long-term debt	—	3,000
Current liabilities of station held for sale	131	128

Total current liabilities	13,936	14,638
Deferred income taxes	15,163	13,383
Long-term debt	58,828	66,078
Other liabilities	2,914	3,065
Liabilities of station held for sale	188	195

Total liabilities	91,029	97,359

Commitments and contingencies
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,763	50,681
Retained earnings	78,668	70,831
Treasury stock	(28,669)	(28,590)

Total stockholders’ equity	100,815	92,975

	$191,844	$190,334

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,986	$32,764	$62,309	$61,012
Station operating expense	21,959	23,016	44,319	45,150
Corporate general and administrative	1,940	1,949	3,889	3,889

Operating income from continuing operations	9,087	7,799	14,101	11,973

Other expenses, net:
Interest expense	458	1,034	986	2,191
Write-off revolving credit facility debt issuance costs	—	1,326	—	1,326
Other income, net	(8)	(95)	(10)	(32)

Income from continuing operations before income tax	8,637	5,534	13,125	8,488
Income tax provision	3,438	2,251	5,223	3,457

Income from continuing operations, net of income tax	5,199	3,283	7,902	5,031
Loss from discontinued operations, net of income tax	(67)	(113)	(65)	(199)

Net income	$5,132	$3,170	$7,837	$4,832

Basic earnings (loss) per share:
From continuing operations	$1.22	$.77	$1.86	$1.19
From discontinued operations	(.01)	(.02)	(.01)	(.05)

Earnings per share	$1.21	$.75	$1.85	$1.14

Diluted earnings (loss) per share:
From continuing operations	$1.22	$.77	$1.86	$1.19
From discontinued operations	(.01)	(.02)	(.02)	(.05)

Earnings per share	$1.21	$.75	$1.84	$1.14

Weighted average common shares	4,246	4,242	4,243	4,237

Weighted average common and common equivalent shares	4,247	4,245	4,250	4,242

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$14,756	$11,556
Cash flows from investing activities:
Acquisition of property and equipment	(2,502)	(2,522)
Other investing activities	(74)	(104)

Net cash used in investing activities	(2,576)	(2,626)
Cash flows from financing activities:
Payments on long-term debt	(10,250)	(99,100)
Proceeds from long-term debt	—	92,100
Payments for debt issuance costs	—	(1,147)
Purchase of shares held in treasury	(80)	(117)

Net cash used in financing activities	(10,330)	(8,264)

Net increase in cash and cash equivalents	1,850	666
Cash and cash equivalents, beginning of period	6,991	12,197

Cash and cash equivalents, end of period	$8,841	$12,863

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011. Results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations, net of income tax	$5,199	$3,283	$7,902	$5,031
Loss from discontinued operations, net of income tax	(67)	(113)	(65)	(199)

Net income available to common stockholders	$5,132	$3,170	$7,837	$4,832

Denominator:
Denominator for basic earnings per share — weighted average shares	4,246	4,242	4,243	4,237
Effect of dilutive securities	1	3	7	5

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,247	4,245	4,250	4,242

Basic earnings (loss) per share:
From continuing operations	$1.22	$.77	$1.86	$1.19
From discontinued operations	(.01)	(.02)	(.01)	(.05)

Earnings per share	$1.21	$.75	$1.85	$1.14

Diluted earnings (loss) per share:
From continuing operations	$1.22	$.77	$1.86	$1.19
From discontinued operations	(.01)	(.02)	(.02)	(.05)

Earnings per share	$1.21	$.75	$1.84	$1.14

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 105,000 for the three and six months ended June 30, 2012 and 228,000 for the three and six months ended June 30, 2011. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

4. Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). We also entered into an Agreement for the Sale of Commercial Time and a Shared Services Agreement (“the Agreements”) with Commonwealth Broadcasting, LLC (“Commonwealth”), that were effective May 1, 2012, whereby Commonwealth, in conjunction with the WXVT sales staff will sell the advertising inventory of WXVT, and WXVT will provide programming and services including but not limited to use of facilities, traffic, billing, engineering, administrative and accounting to Commonwealth. The Agreements remain in effect until the closing of the sale or termination of the sales agreement, whichever is earlier. We do not anticipate this transaction to have a material effect on our consolidated financial statements. The sale, which is subject to the approval of the Federal Communications Commission, is expected to close in 2012.

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of WXVT have been classified as held for sale and the net results of operations have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2012:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2011	4,770	598
Conversion of shares	1	(1)

Balance, December 31, 2011	4,771	597
Conversion of shares	—	—

Balance, June 30, 2012	4,771	597

We have a Stock Buy-Back Program to allow us to purchase up to $60 million of our Class A Common Stock. As of June 30, 2012, we have remaining authorization of $14.2 million for future repurchases of our Class A Common Stock.

6. Stock-Based Compensation

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Stock-Based Compensation

For the six months ended June 30, 2012 and the three and six months ended June 30, 2011, we had $22,000, $34,000 and $129,000, respectively, of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 was $9,000, $14,000 and $53,000, respectively. The stock options were fully expensed at March 31, 2012, therefore there was no compensation expense related to stock options for the three months ended June 30, 2012.

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	227,747	$49.86	3.6	$109,299
Granted	—	—
Exercised	—	—
Expired	(24,566)	82.85
Forfeited	—	—

Outstanding and exercisable at June 30, 2012	203,181	$45.88	3.5	$109,299

The following summarizes the restricted stock transactions for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	9,914	$26.15
Granted	—	—
Vested	(5,734)	27.75
Forfeited	(30)	23.96

Non-vested and outstanding at June 30, 2012	4,150	$23.96

For the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, we had $25,000, $60,000, $41,000 and $108,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011 was $10,000, $24,000, $16,000 and $44,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement:
Term loan	$57,750	$58,500
Revolving credit facility	—	9,500
Secured debt of affiliate	1,078	1,078

	58,828	69,078
Amounts payable within one year	—	3,000

	$58,828	$66,078

Our credit facility providing availability up to $117.8 million (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

8. Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks. The Television segment includes two markets and consists of four television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2012:
Net operating revenue	$28,482	$4,504	$—	$32,986
Station operating expense	18,921	3,038	—	21,959
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss) from continuing operations	$9,561	$1,466	$(1,940)	$9,087

Depreciation and amortization	$1,274	$346	$56	$1,676

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2011:
Net operating revenue	$28,611	$4,153	$—	$32,764
Station operating expense	20,004	3,012	—	23,016
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss) from continuing operations	$8,607	$1,141	$(1,949)	$7,799

Depreciation and amortization	$1,348	$318	$59	$1,725

	Radio	Television	Corporate and Other	Assets Held For Sale	Consolidated
	(In thousands)
Six Months Ended June 30, 2012:
Net operating revenue	$53,682	$8,627	$—		$62,309
Station operating expense	38,276	6,043	—		44,319
Corporate general and administrative	—	—	3,889		3,889

Operating income (loss) from continuing operations	$15,406	$2,584	$(3,889)		$14,101

Depreciation and amortization	$2,571	$685	$113		$3,369

Total assets	$149,508	$23,657	$15,719	$2,960	$191,844

	Radio	Television	Corporate and Other	Assets Held For Sale	Consolidated
	(In thousands)
Six Months Ended June 30, 2011:
Net operating revenue	$53,117	$7,895	$—		$61,012
Station operating expense	39,282	5,868	—		45,150
Corporate general and administrative	—	—	3,889		3,889

Operating income (loss) from continuing operations	$13,835	$2,027	$(3,889)		$11,973

Depreciation and amortization	$2,687	$637	$113		$3,437

Total assets	$153,029	$23,243	$22,051	$3,300	$201,623

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

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-one of our radio stations and five radio information networks (“Networks”). The Television segment includes two markets and consists of four television stations and four LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties.

Recent Developments

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC. We also entered into an Agreement for the Sale of Commercial Time and a Shared Services Agreement (“the Agreements”) with Commonwealth Broadcasting, LLC (“Commonwealth”), that were effective May 1, 2012, whereby Commonwealth, in conjunction with the WXVT sales staff will sell the advertising inventory of WXVT, and WXVT will provide programming and services including but not limited to use of facilities, traffic, billing, engineering, administrative and accounting to Commonwealth. The Agreements remain in effect until the closing of the sale or termination of the sales agreement, whichever is earlier. We do not anticipate this transaction to have a material effect on our consolidated financial statements. The sale, which is subject to the approval of the Federal Communications Commission, is expected to close in 2012.

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For all previously reported periods, certain amounts in the unaudited condensed consolidated financial statements have been reclassified. The assets and liabilities of WXVT have been classified as held for sale and the net results of operations have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2012 and 2011, approximately 88% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising in 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

During the six months ended June 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 28%, 29%, 29% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

We have experienced a decline in our net operating revenue for the six months ended June 30, 2012 and year ended December 31, 2011, as compared to the corresponding periods of 2011 and 2010, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated Net Operating Revenue for the Six Months Ended June 30,		Percentage of Consolidated Net Operating Revenue for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	7%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	12%	12%	12%	13%

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

During the six months ended June 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, the radio stations in our four largest markets when combined, represented approximately 34%, 35%, 34% and 36%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated Station Operating Income (*) for the Six Months Ended June 30,		Percentage of Consolidated Station Operating Income(*) for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	6%	6%	6%	7%
Des Moines, Iowa	6%	6%	6%	4%
Manchester, New Hampshire	8%	7%	7%	8%
Milwaukee, Wisconsin	15%	16%	15%	17%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2012 and 2011, approximately 84% and 82%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising in 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

In 2009 we entered into retransmission consent agreements with certain cable and satellite providers as to the terms of their carriage of our television stations, and the compensation we would receive for granting such carriage rights. We recognized revenue of approximately $608,000 for the year ended December 31, 2011 as a result of these agreements. In 2011 we negotiated new retransmission consent agreements with these and other providers that will result in a significant increase in our retransmission consent revenue. We expect to recognize revenue of approximately $1.8 million in 2012 and, per the terms of our network affiliation agreements, we expect to remit approximately $570,000 of this revenue to our network partners as their share of our retransmission consent revenue.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 9%, 9% and 8%, respectively, of our net operating revenues, and approximately 11%, 10%, 10% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the six months ended June 30, 2012 and 2011 and the years ended December 31, 2011 and 2010.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2012 and 2011.

Consolidated Results of Operations

	Three Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,986	$32,764	$222	0.7%
Station operating expense	21,959	23,016	(1,057)	(4.6)%
Corporate G&A	1,940	1,949	(9)	(0.5)%

Operating income from continuing operations	9,087	7,799	1,288	16.5%
Interest expense	458	1,034	(576)	(55.7)%
Write-off debt issuance costs	—	1,326	(1,326)	N/M
Other income, net	(8)	(95)	(87)	N/M

Income from continuing operations before income tax	8,637	5,534	3,103	56.1%
Income tax provision	3,438	2,251	1,187	52.7%

Income from continuing operations, net of income taxes	5,199	3,283	1,916	58.4%
Loss from discontinued operations, net of income taxes	(67)	(113)	(46)	(40.7)%

Net income	$5,132	$3,170	$1,962	61.9%

Earnings per share:
From continuing operations	$1.22	$.77	$.45	58.4%
From discontinued operations	(.01)	(.02)	.01	50.0%

Earnings per share (basic and diluted)	$1.21	$.75	$.46	61.3%

Radio Broadcasting Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,482	$28,611	$(129)	(0.5)%
Station operating expense	18,921	20,004	(1,083)	(5.4)%

Operating income	$9,561	$8,607	$954	11.1%

Television Broadcasting Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,504	$4,153	$351	8.5%
Station operating expense	3,038	3,012	26	0.9%

Operating income	$1,466	$1,141	$325	28.5%

N/M	= Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2012:
Net operating revenue	$28,482	$4,504	$—	$32,986
Station operating expense	18,921	3,038	—	21,959
Corporate general and administrative	—	—	1,940	1,940

Operating income (loss) from continuing operations	$9,561	$1,466	$(1,940)	$9,087

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2011:
Net operating revenue	$28,611	$4,153	$—	$32,764
Station operating expense	20,004	3,012	—	23,016
Corporate general and administrative	—	—	1,949	1,949

Operating income (loss) from continuing operations	$8,607	$1,141	$(1,949)	$7,799

Consolidated

For the three months ended June 30, 2012, consolidated net operating revenue was $32,986,000 compared with $32,764,000 for the three months ended June 30, 2011, an increase of $222,000 or less than 1%. Gross political revenue and gross local revenue increased $480,000 and $98,000, respectively, in the current year. Gross retransmission consent revenue increased $328,000 and gross national revenue decreased $812,000 in the current quarter. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in our radio segment.

Station operating expense was $21,959,000 for the three months ended June 30, 2012, compared with $23,016,000 for the three months ended June 30, 2011, a decrease of $1,057,000 or 5%. Music licensing fees decreased approximately $1,200,000 in the current quarter as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had a decrease in health care costs of $225,000 in the current quarter. Salaries increased $251,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009. Retransmission fees were $106,000 which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we will have to pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income from continuing operations for the three months ended June 30, 2012 was $9,087,000 compared to $7,799,000 for the three months ended June 30, 2011, an increase of $1,288,000 or 17%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above.

The loss from discontinued operations is related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. See Note 4 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

We generated net income of $5,132,000 ($1.21 per share on a fully diluted basis) during the three months ended June 30, 2012, compared with $3,170,000 ($.75 per share on a fully diluted basis) for the three months ended June 30, 2011, an increase of $1,962,000 or 62%. In the current quarter we had an increase in operating income from continuing operations of $1,288,000, as described above, and a decrease in interest expense of $576,000. The decrease in interest expense was attributable to an average decrease in market interest rates, a decrease in average debt outstanding and a decrease in the amortization of debt financing costs. Income tax expense increased $1,187,000 in the current quarter, as a result of the improvement in operating income and the decline in interest expense. Additionally, in the prior year we recognized a one-time charge of $1,326,000 for the write-off of unamortized debt issuance costs, and non-recurring other income of $105,000 from the construction of a tower at one of our markets.

Radio Segment

For the three months ended June 30, 2012, net operating revenue of the radio segment decreased $129,000, or less than 1%, to $28,482,000 compared with $28,611,000 for the three months ended June 30, 2011. Gross national revenue decreased $734,000 for the quarter. National advertising on our Networks accounted for 46% of this decrease. Gross political revenue and gross local revenue increased $255,000 and $200,000, respectively. The increase in gross political revenue was a result of the 2012 election campaigns. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks.

Station operating expense for the radio segment was $18,921,000 for the three months ended June 30, 2012, compared with $20,004,000 for the three months ended June 30, 2011, a decrease of $1,083,000 or 5%. Music licensing fees decreased approximately $1,200,000 in the current quarter as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had a decrease in health care costs of $203,000 in the current quarter. Salaries increased $209,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009.

Operating income for the radio segment increased $954,000 to $9,561,000 for the three months ended June 30, 2012, from $8,607,000 for the three months ended June 30, 2011. The increase was a result of the decrease in station operating expense described in detail above.

Television Segment

For the three months ended June 30, 2012, net operating revenue of our television segment was $4,504,000 compared with $4,153,000 for the three months ended June 30, 2011, an increase of $351,000 or 8%. Gross political revenue and gross retransmission consent revenue increased $225,000 and $328,000, respectively. The increase in gross political revenue was attributable to the 2012 election campaigns, and the increase in gross retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. These increases were partially offset by decreases in gross national revenue and gross local revenue of $78,000 and $102,000, respectively.

Station operating expense in the television segment for the three months ended June 30, 2012 was $3,038,000, compared with $3,012,000 for the three months ended June 30, 2011, an increase of $26,000 or less than 1%.

Operating income for the television segment for the three months ended June 30, 2012 was $1,466,000 compared with $1,141,000 for the three months ended June 30, 2011, an increase of $325,000 or 28%. The increase was a result of the improvement in net operating revenue described in detail above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2012 and 2011.

Consolidated Results of Operations

	Six Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$62,309	$61,012	$1,297	2.1%
Station operating expense	44,319	45,150	(831)	(1.8)%
Corporate G&A	3,889	3,889	—	—%

Operating income	14,101	11,973	2,128	17.8%
Interest expense	986	2,191	(1,205)	(55.0)%
Write-off debt issuance costs	—	1,326	(1,326)	N/M
Other income, net	(10)	(32)	(22)	N/M

Income from continuing operations before income tax	13,125	8,488	4,637	54.6%
Income tax provision	5,223	3,457	1,766	51.1%

Income from continuing operations, net of income taxes	7,902	5,031	2,871	57.1%
Loss from discontinued operations, net of income taxes	(65)	(199)	(134)	(67.3)%

Net income	$7,837	$4,832	$3,005	62.2%

Earnings per share:
From continuing operations	$1.86	$1.19	$.67	56.3%
From discontinued operations	(.02)	(.05)	.03	60.0%

Earnings per share (diluted)	$1.84	$1.14	$.70	61.4%

Radio Broadcasting Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$53,682	$53,117	$565	1.1%
Station operating expense	38,276	39,282	(1,006)	(2.6)%

Operating income	$15,406	$13,835	$1,571	11.4%

Television Broadcasting Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$8,627	$7,895	$732	9.3%
Station operating expense	6,043	5,868	175	3.0%

Operating income	$2,584	$2,027	$557	27.5%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2012:
Net operating revenue	$53,682	$8,627	$—	$62,309
Station operating expense	38,276	6,043	—	44,319
Corporate general and administrative	—	—	3,889	3,889

Operating income (loss) from continuing operations	$15,406	$2,584	$(3,889)	$14,101

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2011:
Net operating revenue	$53,117	$7,895	$—	$61,012
Station operating expense	39,282	5,868	—	45,150
Corporate general and administrative	—	—	3,889	3,889

Operating income (loss) from continuing operations	$13,835	$2,027	$(3,889)	$11,973

Consolidated

For the six months ended June 30, 2012, consolidated net operating revenue was $62,309,000 compared with $61,012,000 for the six months ended June 30, 2011, an increase of $1,297,000 or 2%. Gross local revenue and gross political revenue increased $669,000 and $882,000, respectively, for the six months of 2012. Gross retransmission consent revenue increased $628,000 and gross national revenue decreased $1,056,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in 2012.

Station operating expense was $44,319,000 for the six months ended June 30, 2012, compared with $45,150,000 for the six months ended June 30, 2011, a decrease of $831,000 or 2%. Music licensing fees decreased approximately $1,300,000 in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had a decrease in health care costs of $378,000 as compared to the prior year. Salaries increased $610,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009. Retransmission fees were $232,000 which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we will have to pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income for the six months ended June 30, 2012 was $14,101,000 compared to $11,973,000 for the six months ended June 30, 2011, an increase of $2,128,000, or 18%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above.

The loss from discontinued operations is related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. See Note 4 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

We generated net income of $7,837,000 ($1.84 per share on a fully diluted basis) for the six months ended June 30, 2012, compared with $4,832,000 ($1.14 per share on a fully diluted basis) for the six months ended June 30, 2011, an increase of $3,005,000 or 62%. In the current year we had an increase in operating income of $2,128,000, as described above, and a decrease in interest expense of $1,205,000. Additionally, in the prior year we recognized a non-recurring charge of $1,326,000 for the write-off of unamortized debt issuance costs. The decrease in interest expense was attributable to an average decrease in market interest rates of 0.90%, a decrease in average debt outstanding, and a decrease in the amortization of debt financing costs. Income tax expense increased $1,766,000 as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the six months ended June 30, 2012, net operating revenue of the radio segment was $53,682,000 compared with $53,117,000 for the six months ended June 30, 2011, an increase of $565,000 or 1%. Gross local revenue and gross political revenue increased $757,000 and $561,000, respectively, for the six months of 2012. Gross national revenue decreased $961,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was a result of the 2012 election campaigns. The decrease in national revenue is due to a reduction of national advertising in 2012. National advertising on our Networks accounted for 32% of this decrease.

Station operating expense for the radio segment was $38,276,000 for the six months ended June 30, 2012, compared with $39,282,000 for the six months ended June 30, 2011, a decrease of $1,006,000 or 3%. Music licensing fees decreased approximately $1,300,000 in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had a decrease in health care costs of $351,000 in the current year. Salaries increased $472,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009, and local sales commissions increased $133,000 due to the increased revenue for the period.

Operating income for the radio segment increased $1,571,000 or 11% to $15,406,000 for the six months ended June 30, 2012, from $13,835,000 for the six months ended June 30, 2011. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above.

Television Segment

For the six months ended June 30, 2012, net operating revenue of our television segment was $8,627,000 compared with $7,895,000 for the six months ended June 30, 2011, an increase of $732,000 or 9%. Gross political revenue and gross retransmission consent revenue increased $321,000 and $628,000, respectively, in 2012. The increase in gross political revenue was attributable to the 2012 election campaigns, and the increase in gross retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. These increases were partially offset by decreases in gross national revenue and gross local revenue of $95,000 and $88,000, respectively.

Station operating expense in the television segment for the six months ended June 30, 2012 was $6,043,000, compared with $5,868,000 for the six months ended June 30, 2011, an increase of $175,000 or 3%. The increase in station operating expense was primarily retransmission fees of $232,000 in 2012, which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we will have to pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income in the television segment for the six months ended June 30, 2012 was $2,584,000 compared with $2,027,000 for the six months ended June 30, 2011, an increase of $557,000 or 27%. The increase was a result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

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

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the six months ended June 30, 2012 and 2011, we had net cash flows from operating activities of $14,756,000 and $11,556,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2012 were $2,502,000 ($2,522,000 for the corresponding period in 2011). We anticipate capital expenditures in 2012 to be $4.5 to $5.0 million, which we expect to finance through funds generated from operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We currently and from time to time are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRLTaxonomy Extension Schema Document

101.CAL	XBRLTaxonomy Calculation Linkbase Document

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC

Date: August 9, 2012	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2012	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)