Form 10-Q
period 2012-09-30
SAGA COMMUNICATIONS INC
filed 2012-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ .

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 2, 2012 was 3,652,405 and 597,504, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,124	$6,991
Accounts receivable, net	19,158	19,415
Prepaid expenses and other current assets	2,602	1,907
Barter transactions	1,808	1,358
Deferred income taxes	1,205	1,169
Current assets of station held for sale	127	120

Total current assets	39,024	30,960
Property and equipment	156,692	154,246
Less accumulated depreciation	97,294	93,624

Net property and equipment	59,398	60,622
Broadcast licenses, net	90,361	90,356
Other intangibles, deferred costs and investments, net	5,515	5,409
Assets of station held for sale	2,815	2,987

	$197,113	$190,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,625	$1,728
Payroll and payroll taxes	6,513	5,730
Other accrued expenses	3,184	2,502
Barter transactions	1,775	1,550
Current portion of long-term debt	—	3,000
Current liabilities of station held for sale	125	128

Total current liabilities	13,222	14,638
Deferred income taxes	16,493	13,383
Long-term debt	58,828	66,078
Other liabilities	3,232	3,065
Liabilities of station held for sale	170	195

Total liabilities	91,945	97,359

Commitments and contingencies
Stockholders’ equity
Common stock	53	53
Additional paid-in capital	50,788	50,681
Retained earnings	82,996	70,831
Treasury stock	(28,669)	(28,590)

Total stockholders’ equity	105,168	92,975

	$197,113	$190,334

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,409	$32,027	$94,718	$93,039
Station operating expense	22,379	22,939	66,698	68,089
Corporate general and administrative	1,910	1,965	5,799	5,854

Operating income from continuing operations	8,120	7,123	22,221	19,096
Other expenses, net:
Interest expense	381	646	1,367	2,837
Write-off revolving credit facility debt issuance costs	—	—	—	1,326
Other (income) expense, net	145	27	135	(5)

Income from continuing operations before income tax	7,594	6,450	20,719	14,938
Income tax provision	3,227	2,473	8,450	5,930

Income from continuing operations, net of income tax	4,367	3,977	12,269	9,008
Loss from discontinued operations, net of income tax	(39)	(283)	(104)	(482)

Net income	$4,328	$3,694	$12,165	$8,526

Basic earnings (loss) per share:
From continuing operations	$1.03	$.94	$2.89	$2.13
From discontinued operations	(.01)	(.07)	(.02)	(.12)

Earnings per share	$1.02	$.87	$2.87	$2.01

Diluted earnings (loss) per share:
From continuing operations	$1.03	$.94	$2.89	$2.12
From discontinued operations	(.01)	(.07)	(.03)	(.11)

Earnings per share	$1.02	$.87	$2.86	$2.01

Weighted average common shares	4,246	4,242	4,243	4,238

Weighted average common and common equivalent shares	4,252	4,246	4,250	4,242

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$21,521	$19,421
Cash flows from investing activities:
Acquisition of property and equipment	(3,904)	(4,140)
Proceeds from sale of short-term investments	—	1,018
Other investing activities	(154)	67

Net cash used in investing activities	(4,058)	(3,055)
Cash flows from financing activities:
Payments on long-term debt	(10,250)	(111,850)
Proceeds from long-term debt	—	92,100
Payments for debt issuance costs	—	(1,149)
Purchase of shares held in treasury	(80)	(117)

Net cash used in financing activities	(10,330)	(21,016)

Net increase (decrease) in cash and cash equivalents	7,133	(4,650)
Cash and cash equivalents, beginning of period	6,991	12,197

Cash and cash equivalents, end of period	$14,124	$7,547

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011. Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations, net of income tax	$4,367	$3,977	$12,269	$9,008
Loss from discontinued operations, net of income tax	(39)	(283)	(104)	(482)

Net income available to common stockholders	$4,328	$3,694	$12,165	$8,526

Denominator:
Denominator for basic earnings per share — weighted average shares	4,246	4,242	4,243	4,238
Effect of dilutive securities	6	4	7	4

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	4,252	4,246	4,250	4,242

Basic earnings (loss) per share:
From continuing operations	$1.03	$.94	$2.89	$2.13
From discontinued operations	(.01)	(.07)	(.02)	(.12)

Earnings per share	$1.02	$.87	$2.87	$2.01

Diluted earnings (loss) per share:
From continuing operations	$1.03	$.94	$2.89	$2.12
From discontinued operations	(.01)	(.07)	(.03)	(.11)

Earnings per share	$1.02	$.87	$2.86	$2.01

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 105,000 for the three and nine months ended September 30, 2012 and 228,000 for the three and nine months ended September 30, 2011. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state income taxes in the income tax amount.

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

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from four to twenty-six years. Other intangibles are amortized over one to eleven years.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

4. Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). We also entered into an Agreement for the Sale of Commercial Time and a Shared Services Agreement (“the Agreements”) with Commonwealth Broadcasting, LLC (“Commonwealth”), that were effective May 1, 2012, whereby Commonwealth, in conjunction with the WXVT sales staff will sell the advertising inventory of WXVT, and WXVT will provide programming and services including but not limited to use of facilities, traffic, billing, engineering, administrative and accounting to Commonwealth. The Agreements remain in effect until the closing of the sale or termination of the sales agreement, whichever is earlier. We do not anticipate this transaction to have a material effect on our consolidated financial statements. The sale, which is subject to the approval of the Federal Communications Commission, is expected to close in the fourth quarter of 2012 or the first quarter of 2013.

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2012:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2011	4,770	598
Conversion of shares	1	(1)

Balance, December 31, 2011	4,771	597
Conversion of shares	—	—

Balance, September 30, 2012	4,771	597

We have a Stock Buy-Back Program to allow us to purchase up to $60 million of our Class A Common Stock. As of September 30, 2012, we have remaining authorization of $14.2 million for future repurchases of our Class A Common Stock.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Stock-Based Compensation

For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, we had $22,000, $34,000 and $163,000, respectively, of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 was $9,000, $14,000 and $67,000, respectively. The stock options were fully expensed at March 31, 2012, therefore there was no compensation expense related to stock options for the three months ended September 30, 2012.

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	227,747	$49.86	3.6	$135,886
Granted	—	—
Exercised	—	—
Expired	(24,886)	82.25
Forfeited	—	—

Outstanding and exercisable at September 30, 2012	202,861	$45.89	3.2	$532,848

The following summarizes the restricted stock transactions for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	9,914	$26.15
Granted	—	—
Vested	(5,734)	27.75
Forfeited	(30)	23.96

Non-vested and outstanding at September 30, 2012	4,150	$23.96

For the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, we had $25,000, $85,000, $40,000 and $148,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 was $10,000, $35,000, $17,000 and $61,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement:
Term loan	$57,750	$58,500
Revolving credit facility	—	9,500
Secured debt of affiliate	1,078	1,078

	58,828	69,078
Amounts payable within one year	—	3,000

	$58,828	$66,078

Our credit facility providing availability up to $117.8 million (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2012:
Net operating revenue	$27,498	$4,911	$—	$32,409
Station operating expense	19,365	3,014	—	22,379
Corporate general and administrative	—	—	1,910	1,910

Operating income (loss) from continuing operations	$8,133	$1,897	$(1,910)	$8,120

Depreciation and amortization	$1,301	$341	$57	$1,699

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2011:
Net operating revenue	$27,885	$4,142	$—	$32,027
Station operating expense	20,029	2,910	—	22,939
Corporate general and administrative	—	—	1,965	1,965

Operating income (loss) from continuing operations	$7,856	$1,232	$(1,965)	$7,123

Depreciation and amortization	$1,385	$339	$60	$1,784

	Radio	Television	Corporate and Other	Assets Held For Sale	Consolidated
	(In thousands)
Nine Months Ended September 30, 2012:
Net operating revenue	$81,180	$13,538	$—		$94,718
Station operating expense	57,641	9,057	—		66,698
Corporate general and administrative	—	—	5,799		5,799

Operating income (loss) from continuing operations	$23,539	$4,481	$(5,799)		$22,221

Depreciation and amortization	$3,872	$1,026	$170		$5,068

Total assets	$149,346	$23,213	$21,612	$2,942	$197,113

	Radio	Television	Corporate and Other	Assets Held For Sale	Consolidated
	(In thousands)
Nine Months Ended September 30, 2011:
Net operating revenue	$81,002	$12,037	$—		$93,039
Station operating expense	59,311	8,778	—		68,089
Corporate general and administrative	—	—	5,854		5,854

Operating income (loss) from continuing operations	$21,691	$3,259	$(5,854)		$19,096

Depreciation and amortization	$4,072	$976	$173		$5,221

Total assets	$150,581	$23,739	$14,699	$3,171	$192,190

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

9. Subsequent Event

On October 2, 2012, the Company’s Board of Directors declared a special dividend of $1.65 per share on its Classes A and B Common Stock to be paid on December 3, 2012 to shareholders of record on November 15, 2012.

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

Recent Developments

On October 2, 2012, the Company’s Board of Directors declared a special dividend of $1.65 per share on its Classes A and B Common Stock to be paid on December 3, 2012 to shareholders of record on November 15, 2012. This special cash dividend will be funded by cash on the Company’s balance sheet.

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC. We also entered into an Agreement for the Sale of Commercial Time and a Shared Services Agreement (“the Agreements”) with Commonwealth Broadcasting, LLC (“Commonwealth”), that were effective May 1, 2012, whereby Commonwealth, in conjunction with the WXVT sales staff will sell the advertising inventory of WXVT, and WXVT will provide programming and services including but not limited to use of facilities, traffic, billing, engineering, administrative and accounting to Commonwealth. The Agreements remain in effect until the closing of the sale or termination of the sales agreement, whichever is earlier. We do not anticipate this transaction to have a material effect on our consolidated financial statements. The sale, which is subject to the approval of the Federal Communications Commission, is expected to close in the fourth quarter of 2012 or the first quarter of 2013.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2012 and 2011, approximately 88% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We have had and will continue to have a significant increase in political advertising in 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets. We anticipate fourth quarter 2012 gross political revenue of $3.1 million.

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

During the nine months ended September 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, our Bellingham, Washington; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 28%, 29%, 29% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

We have experienced a decline in our net operating revenue for the nine months ended September 30, 2012 and year ended December 31, 2011, as compared to the corresponding periods of 2011 and 2010, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated Net Operating Revenue for the Nine Months Ended September 30,		Percentage of Consolidated Net Operating Revenue for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	5%	5%	5%	5%
Des Moines, Iowa	7%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	12%	12%	13%

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

During the nine months ended September 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, the radio stations in our four largest markets when combined, represented approximately 32%, 35%, 34% and 36%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated Station Operating Income (*) for the Nine Months Ended September 30,		Percentage of Consolidated Station Operating Income(*) for the Years Ended December 31,
	2012	2011	2011	2010
Market:
Bellingham, Washington	6%	6%	6%	7%
Des Moines, Iowa	5%	6%	6%	4%
Manchester, New Hampshire	7%	8%	7%	8%
Milwaukee, Wisconsin	14%	15%	15%	17%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2012 and 2011, approximately 85% and 81%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We have had and will continue to have a significant increase in political advertising in 2012 due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets. We anticipate fourth quarter 2012 gross political revenue of $500,000.

In 2009 we entered into retransmission consent agreements with certain cable and satellite providers as to the terms of their carriage of our television stations, and the compensation we would receive for granting such carriage rights. We recognized revenue of approximately $534,000 for the year ended December 31, 2011 as a result of these agreements. In 2011 we negotiated new retransmission consent agreements with these and other providers that will result in a significant increase in our retransmission consent revenue. We expect to recognize revenue of approximately $1.8 million in 2012 and, per the terms of our network affiliation agreements, we expect to remit approximately $500,000 of this revenue to our network partners as their share of our retransmission consent revenue that is recorded as station operating expense.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 8%, 9% and 8%, respectively, of our consolidated net operating revenues, and approximately 12%, 10%, 10% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the nine months ended September 30, 2012 and 2011 and the years ended December 31, 2011 and 2010.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2012 and 2011.

Consolidated Results of Operations

	Three Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,409	$32,027	$382	1.2%
Station operating expense	22,379	22,939	(560)	(2.4)%
Corporate G&A	1,910	1,965	(55)	(2.8)%

Operating income from continuing operations	8,120	7,123	997	14.0%
Interest expense	381	646	(265)	(41.0)%
Other expense, net	145	27	118	N/M

Income from continuing operations before income tax	7,594	6,450	1,144	17.7%
Income tax provision	3,227	2,473	754	30.5%

Income from continuing operations, net of income taxes	4,367	3,977	390	9.8%
Loss from discontinued operations, net of income taxes	(39)	(283)	(244)	(86.2)%

Net income	$4,328	$3,694	$634	17.2%

Earnings per share:
From continuing operations	$1.03	$.94	$.09	9.6%
From discontinued operations	(.01)	(.07)	.06	85.7%

Earnings per share (basic and diluted)	$1.02	$.87	$.15	17.2%

Radio Broadcasting Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$27,498	$27,885	$(387)	(1.4)%
Station operating expense	19,365	20,029	(664)	(3.3)%

Operating income	$8,133	$7,856	$277	3.5%

Television Broadcasting Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,911	$4,142	$769	18.6%
Station operating expense	3,014	2,910	104	3.6%

Operating income	$1,897	$1,232	$665	54.0%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2012:
Net operating revenue	$27,498	$4,911	$—	$32,409
Station operating expense	19,365	3,014	—	22,379
Corporate general and administrative	—	—	1,910	1,910

Operating income (loss) from continuing operations	$8,133	$1,897	$(1,910)	$8,120

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2011:
Net operating revenue	$27,885	$4,142	$—	$32,027
Station operating expense	20,029	2,910	—	22,939
Corporate general and administrative	—	—	1,965	1,965

Operating income (loss) from continuing operations	$7,856	$1,232	$(1,965)	$7,123

Consolidated

For the three months ended September 30, 2012, consolidated net operating revenue was $32,409,000 compared with $32,027,000 for the three months ended September 30, 2011, an increase of $382,000 or 1%. Gross political revenue and gross retransmission consent revenue increased $1,095,000 and $343,000, respectively, in the current quarter. Gross national revenue decreased $1,055,000 and gross local revenue was relatively unchanged in the current quarter. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in the current year.

Station operating expense was $22,379,000 for the three months ended September 30, 2012, compared with $22,939,000 for the three months ended September 30, 2011, a decrease of $560,000 or 2%. Music licensing fees decreased $280,000 in our radio segment in the current quarter as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases in the current quarter of $162,000 in advertising and promotions expense, $89,000 in bad debt expense, and $82,000 in depreciation and amortization expense. The reduction in advertising and promotions expense was primarily the result of reductions in billboard advertising and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. We had an increase in retransmission fees of $103,000 which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income from continuing operations for the three months ended September 30, 2012 was $8,120,000 compared to $7,123,000 for the three months ended September 30, 2011, an increase of $997,000 or 14%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above.

The loss from discontinued operations was related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. See Note 4 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

We generated net income of $4,328,000 ($1.02 per share on a fully diluted basis) during the three months ended September 30, 2012, compared with $3,694,000 ($.87 per share on a fully diluted basis) for the three months ended September 30, 2011, an increase of $634,000 or 17%. In the current quarter we had an increase in operating income from continuing operations of $997,000, as described above, and a decrease in interest expense of $265,000. The decrease in interest expense was attributable to an average decrease in market interest rates and a decrease in average debt outstanding. Income tax expense increased $754,000 in the current quarter, as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the three months ended September 30, 2012, net operating revenue of the radio segment decreased $387,000, or 1%, to $27,498,000 compared with $27,885,000 for the three months ended September 30, 2011. Gross national revenue decreased $865,000 for the quarter due to a reduction in national advertising. Gross political revenue and gross local revenue increased $287,000 and $69,000, respectively. The increase in gross political revenue was a result of the 2012 election campaigns.

Station operating expense for the radio segment was $19,365,000 for the three months ended September 30, 2012, compared with $20,029,000 for the three months ended September 30, 2011, a decrease of $664,000 or 3%. Music licensing fees decreased $280,000 in the current quarter as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases in the current quarter of $147,000 in advertising and promotions expense, $77,000 in bad debt expense, $96,000 in national commission expense and $84,000 in depreciation and amortization expense. The reduction in advertising and promotions expense was primarily the result of reductions in billboard advertising, the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets and the reduction in national commission expense was a result of reduced national sales in the radio segment.

Operating income for the radio segment increased $277,000 to $8,133,000 for the three months ended September 30, 2012, from $7,856,000 for the three months ended September 30, 2011. The increase was a result of the decrease in station operating expense described in detail above.

Television Segment

For the three months ended September 30, 2012, net operating revenue of our television segment was $4,911,000 compared with $4,142,000 for the three months ended September 30, 2011, an increase of $769,000 or 19%. Gross political revenue and gross retransmission consent revenue increased $808,000 and $343,000, respectively. The increase in gross political revenue was attributable to the 2012 election campaigns, and the increase in gross retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. These increases were partially offset by decreases in gross national revenue and gross local revenue of $190,000 and $95,000, respectively.

Station operating expense in the television segment for the three months ended September 30, 2012 was $3,014,000, compared with $2,910,000 for the three months ended September 30, 2011, an increase of $104,000 or 4%. Retransmission fees were $103,000 for the quarter, which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income for the television segment for the three months ended September 30, 2012 was $1,897,000 compared with $1,232,000 for the three months ended September 30, 2011, an increase of $665,000 or 54%. The increase was a result of the improvement in net operating revenue described in detail above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2012 and 2011.

Consolidated Results of Operations

	Nine Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$94,718	$93,039	$1,679	1.8%
Station operating expense	66,698	68,089	(1,391)	(2.0)%
Corporate G&A	5,799	5,854	(55)	(0.9)%

Operating income	22,221	19,096	3,125	16.4%
Interest expense	1,367	2,837	(1,470)	(51.8)%
Write-off debt issuance costs	—	1,326	(1,326)	N/M
Other (income) expense, net	135	(5)	140	N/M

Income from continuing operations before income tax	20,719	14,938	5,781	38.7%
Income tax provision	8,450	5,930	2,520	42.5%

Income from continuing operations, net of income taxes	12,269	9,008	3,261	36.2%
Loss from discontinued operations, net of income taxes	(104)	(482)	(378)	(78.4)%

Net income	$12,165	$8,526	$3,639	42.3%

Earnings per share:
From continuing operations	$2.89	$2.12	$.77	36.3%
From discontinued operations	(.03)	(.11)	.08	72.7%

Earnings per share (diluted)	$2.86	$2.01	$.85	42.3%

Radio Broadcasting Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$81,180	$81,002	$178	0.2%
Station operating expense	57,641	59,311	(1,670)	(2.8)%

Operating income	$23,539	$21,691	$1,848	8.5%

Television Broadcasting Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$13,538	$12,037	$1,501	12.5%
Station operating expense	9,057	8,778	279	3.2%

Operating income	$4,481	$3,259	$1,222	37.5%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2012:
Net operating revenue	$81,180	$13,538	$—	$94,718
Station operating expense	57,641	9,057	—	66,698
Corporate general and administrative	—	—	5,799	5,799

Operating income (loss) from continuing operations	$23,539	$4,481	$(5,799)	$22,221

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2011:
Net operating revenue	$81,002	$12,037	$—	$93,039
Station operating expense	59,311	8,778	—	68,089
Corporate general and administrative	—	—	5,854	5,854

Operating income (loss) from continuing operations	$21,691	$3,259	$(5,854)	$19,096

Consolidated

For the nine months ended September 30, 2012, consolidated net operating revenue was $94,718,000 compared with $93,039,000 for the nine months ended September 30, 2011, an increase of $1,679,000 or 2%. Gross political revenue and gross retransmission consent revenue increased $1,977,000 and $971,000, respectively, for the nine months of 2012. Gross local revenue increased $643,000 and gross national revenue decreased $2,111,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in 2012.

Station operating expense was $66,698,000 for the nine months ended September 30, 2012, compared with $68,089,000 for the nine months ended September 30, 2011, a decrease of $1,391,000 or 2%. Music licensing fees decreased $1,580,000 in our radio segment in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had a decreases during the nine months ended September of $390,000 in health care costs, $374,000 in advertising and promotions expense, $96,000 in national commission expense, $144,000 in bad debt expense and $150,000 in depreciation and amortization expense. The decrease in healthcare costs was primarily attributable to lower claims by insured participants as we are self-insured, the decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising, the reduction in national commission expense was primarily the result of reduced national sales in the radio segment and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. These decreases in expenses were partially offset by an increase in salaries of $963,000, as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases. Retransmission fees were $336,000 which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income from continuing operations for the nine months ended September 30, 2012 was $22,221,000 compared to $19,096,000 for the nine months ended September 30, 2011, an increase of $3,125,000, or 16%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above.

The loss from discontinued operations was related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. See Note 4 to the unaudited condensed consolidated financial statements for more information on our discontinued operations.

We generated net income of $12,165,000 ($2.86 per share on a fully diluted basis) for the nine months ended September 30, 2012, compared with $8,526,000 ($2.01 per share on a fully diluted basis) for the nine months ended September 30, 2011, an increase of $3,639,000 or 43%. In the current year we had an increase in operating income from continuing operations of $3,125,000, as described above, and a decrease in interest expense of $1,470,000. Additionally, in the prior year we recognized a charge of $1,326,000 for the write-off of unamortized debt issuance costs related to our pre-existing credit facility. The decrease in interest expense was attributable to an average decrease in market interest rates of 0.84%, a decrease in average debt outstanding, and a decrease in the amortization of debt financing costs. Income tax expense increased $2,520,000 as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the nine months ended September 30, 2012, net operating revenue of the radio segment was $81,180,000 compared with $81,002,000 for the nine months ended September 30, 2011, an increase of $178,000 or less than 1%. Gross local revenue and gross political revenue increased $826,000 and $848,000, respectively, for the nine months of 2012. Gross national revenue decreased $1,826,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in local revenue on our Networks. The increase in gross political revenue was a result of the 2012 election campaigns. The decrease in national revenue is due to a reduction of national advertising in 2012. National advertising on our Networks accounted for 26% of this decrease.

Station operating expense for the radio segment was $57,641,000 for the nine months ended September 30, 2012, compared with $59,311,000 for the nine months ended September 30, 2011, a decrease of $1,670,000 or 3%. Music licensing fees decreased $1,570,000 in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases during the nine months ended September 30, 2012 of $364,000 in health care costs, $347,000 in advertising and promotions expense and $142,000 in national commission expense. The decrease in healthcare costs was primarily attributable to lower claims by insured participants as we are self-insured, the decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising and the reduction in national commission expense was primarily the result of reduced national sales in the radio segment. These decreases in expenses were partially offset by an increase in compensation expense of $801,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases.

Operating income for the radio segment increased $1,848,000 or 9% to $23,539,000 for the nine months ended September 30, 2012, from $21,691,000 for the nine months ended September 30, 2011. The increase was a result of the reduction in station operating expense described above.

Television Segment

For the nine months ended September 30, 2012, net operating revenue of our television segment was $13,538,000 compared with $12,037,000 for the nine months ended September 30, 2011, an increase of $1,501,000 or 12%. Gross political revenue and gross retransmission consent revenue increased $1,129,000 and $971,000, respectively, in 2012. The increase in gross political revenue was attributable to the 2012 election campaigns, and the increase in gross retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. These increases were partially offset by decreases in gross national revenue and gross local revenue of $285,000 and $183,000, respectively.

Station operating expense in the television segment for the nine months ended September 30, 2012 was $9,057,000, compared with $8,778,000 for the nine months ended September 30, 2011, an increase of $279,000 or 3%. The increase in station operating expense was primarily retransmission fees of $336,000 in 2012, which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income in the television segment for the nine months ended September 30, 2012 was $4,481,000 compared with $3,259,000 for the nine months ended September 30, 2011, an increase of $1,222,000 or 38%. The increase was a result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

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

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2012, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the nine months ended September 30, 2012 and 2011, we had net cash flows from operating activities of $21,521,000 and $19,421,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2012 were $3,904,000 ($4,140,000 for the corresponding period in 2011). We anticipate capital expenditures in 2012 to be $5.0 to $5.5 million, which we expect to finance through funds generated from operations.

On October 2, 2012, the Company’s Board of Directors declared a special dividend of $1.65 per share (approximately $7.0 million) on its Classes A and B Common Stock to be paid on December 3, 2012 to shareholders of record on November 15, 2012. This dividend will be funded by cash on the Company’s balance sheet.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SAGA COMMUNICATIONS, INC

Date: November 9, 2012	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2012	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)