Form 10-K
period 2012-12-31
SAGA COMMUNICATIONS INC
filed 2013-03-15
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Registrant’s telephone number, including area code:

(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	NYSE MKT

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☐      No    ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 29, 2012 on the NYSE MKT: $135,219,569.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 2013 was 4,875,507 and 796,309, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2012 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.   Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2013, we owned and/or operated four television stations and four low-power television stations serving two markets, five radio information networks, and sixty-one FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2013:

		2012	2012
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	29	38	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	29	38	Rock	Men 25-49
WJMR-FM	Milwaukee, WI	29	38	Urban Adult Contemporary	Women 25-54
WNRG-FM	Milwaukee, WI	29	38	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	36	35	Adult Contemporary	Women 25-54
WNND	Columbus, OH	36	35	Adult Hits	Adults 25-49
WNNP	Columbus, OH	36	35	Adult Hits	Adults 25-49
WVMX	Columbus, OH	36	35	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	44	Rock	Men 18-49
WAFX	Norfolk, VA	40	44	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	68	73	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	68	73	Classic Hits/Oldies	Adults 45-64
KAZR	Des Moines, IA	68	73	Rock	Men 18-34
KLTI-FM	Des Moines, IA	68	73	Adult Contemporary	Women 35-54
KIOA-HD2	Des Moines, IA	68	73	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	78	90	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	78	90	Classic Hits/Oldies	Adults 45-64
WPOR	Portland, ME	78	90	Country	Adults 25-54
WCLZ	Portland, ME	78	90	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	106	91	Classic Rock	Men 35-54
WLZX	Springfield, MA	106	91	Rock	Men 18-34
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 35-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WZID	Manchester, NH	117	196	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	117	196	Classic Hits	Adults 35-54
WZID-HD2	Manchester, NH	117	196	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	160	210	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	160	210	Country	Adults 25-54
WCFF	Champaign, IL	160	210	Classic Hits	Adults 35-44
WYXY	Champaign, IL	160	210	Classic Country	Adults 45-64
WLRW-HD2	Champaign, IL	160	210	Oldies/Classic Hits	Adults 45-64
WIXY-HD2	Champaign, IL	160	210	Rock	Men 18-49
WIXY-HD3	Champaign, IL	160	210	Contemporary Hits	Adults 18-34

(footnotes follow tables)

4

		2012	2012
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WABZ	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL-FM	Asheville, NC	153	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	153	159	Rock	Men 18-49
WOXL-HD2	Asheville, NC	153	159	Adult Album Alternative	Adults 18-49
WNAX-FM	Yankton, SD	194	264	Country	Adults 35+
WWWV	Charlottesville, VA	N/A	N/A	Rock	Men 25-54
WQMZ	Charlottesville, VA	N/A	N/A	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	N/A	N/A	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	239	228	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	239	228	Country	Adults 25-54
KJBX	Jonesboro, AR	239	228	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	239	228	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	239	228	Oldies	Adults 45-64
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-34
WEGI-FM	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 25-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD-FM	Spencer, IA	N/A	N/A	Country	Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WKVT-FM	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 25-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 25-54
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WYXL-HD3	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54
WQNY-HD3	Ithaca, NY	N/A	N/A	News Talk	Adults 35+

(footnotes follow tables)

5

		2012	2012
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	29	38	Christian	Adults 18+
WJOI	Norfolk, VA	40	44	Adult Standards	Adults 45+
KRNT	Des Moines, IA	68	73	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	68	73	Christian	Adults 18+
WGAN	Portland, ME	78	90	News/Talk	Adults 35+
WZAN	Portland, ME	78	90	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	78	90	News/Talk/Sports	Adults 45+
WGIN	Portland, ME	78	90	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35+
WHNP	Springfield, MA	106	91	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	117	196	Adult Standards	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	153	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	153	159	Sports/Talk	Men 18+
WNAX	Yankton, SD	194	264	News/Talk	Adults 35+
WINA	Charlottesville, VA	N/A	N/A	News/Talk	Adults 35+
WVAX	Charlottesville, VA	N/A	N/A	Sports Talk	Men 18+
WEGI	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2012 Market Report.

The following table sets forth information about the television stations that we own or operate and the markets they serve as of February 28, 2013:

		2012 Market
		Ranking by		Fall 2012
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM-TV	Joplin, MO — Pittsburg, KS	149	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	149	FOX	2
KAVU-TV	Victoria, TX	204	ABC	N/S
KVCT(c)	Victoria, TX	204	FOX	N/S
KMOL-LD	Victoria, TX	204	NBC	N/S
KXTS-LD	Victoria, TX	204	CBS	N/S
KUNU-LD	Victoria, TX	204	Univision	N/S
KVTX-LP	Victoria, TX	204	Telemundo	N/S

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2012 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a TBA.

(d)	Station operated under the terms of a Shared Services Agreement.

N/S	Station is a non-subscriber to the A.C Nielsen ratings and data.

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

Approximately $124,700,000 or 87% of our gross revenue for the year ended December 31, 2012 (approximately $116,274,000 or 85% in fiscal 2011 and approximately $118,345,000 or 86% in fiscal 2010) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2012 was approximately $18,084,000 or 13% of our gross revenue (approximately $21,288,000 or 15% in fiscal 2011 and approximately $19,820,000 or 14% in fiscal 2010).

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

Employees

As of December 31, 2012, we had approximately 803 full-time employees and 315 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

Available Information

You can find more information about us at our Internet website www.sagacommunications.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WQEL	Bucyrus, OH	3,000	October 1, 2020
WKLH	Milwaukee, WI	50,000	December 1, 2020
WHQG	Milwaukee, WI	50,000	December 1, 2020
WNRG	Milwaukee, WI	6,000	December 1, 2020
WJMR	Milwaukee, WI	6,000	December 1, 2012(6)
WNOR	Norfolk, VA	50,000	October 1, 2011(6)
WAFX	Norfolk, VA	100,000	October 1, 2011(6)
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KLTI	Des Moines, IA	100,000	February 1, 2021
WMGX	Portland, ME	50,000	April 1, 2014
WYNZ	Portland, ME	25,000	April 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WPOR	Portland, ME	50,000	April 1, 2014
WCLZ	Portland, ME	50,000	April 1, 2014
WLZX	Springfield, MA	6,000	April 1, 2014
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014
WMLL	Manchester, NH	6,000	April 1, 2014
WYMG	Springfield, IL	50,000	December 1, 2020
WQQL	Springfield, IL	50,000	December 1, 2020
WDBR	Springfield, IL	50,000	December 1, 2012(6)
WABZ	Springfield, IL	25,000	December 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WCFF	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WNAX	Yankton, SD	100,000	April 1, 2013(6)
KISM	Bellingham, WA	100,000	February 1, 2014
KAFE	Bellingham, WA	100,000	February 1, 2014
KICD	Spencer, IA	100,000	February 1, 2021
KLLT	Spencer, IA	25,000	February 1, 2021
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WEGI	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
KMIT	Mitchell, SD	100,000	April 1, 2013(6)
KUQL	Mitchell, SD	100,000	April 1, 2013(6)
WHAI	Greenfield, MA	3,000	April 1, 2014
WKNE	Keene, NH	50,000	April 1, 2014
WRSI	Northampton, MA	3,000	April 1, 2014
WRSY	Brattleboro, VT	3,000	April 1, 2014
WPVQ	Greenfield, MA	3,000	April 1, 2014
WKVT	Brattleboro, VT	6,000	April 1, 2014
WSNI	Keene, NH	6,000	April 1, 2014
WINQ	Keene, NH	6,000	April 1, 2014
WOXL	Asheville, NC	25,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2011(6)
KEGI	Jonesboro, AR	50,000	June 1, 2020
KDXY	Jonesboro, AR	25,000	June 1, 2020
KJBX	Jonesboro, AR	6,000	June 1, 2020
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2014
WQNY	Ithaca, NY	50,000	June 1, 2014
WIII	Ithaca, NY	50,000	June 1, 2014

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000	December 1, 2020
WJOI	Norfolk, VA	1,000	October 1, 2011(6)
KRNT	Des Moines, IA	5,000	February 1, 2013(6)
KPSZ	Des Moines, IA	10,000	February 1, 2021
WGAN	Portland, ME	5,000	April 1, 2014
WZAN	Portland, ME	5,000	April 1, 2014
WBAE	Portland, ME	1,000	April 1, 2014
WGIN	Portland, ME	1,000	April 1, 2014
WHNP	Springfield, MA	2,500(5)	April 1, 2014
WHMP	Northampton, MA	1,000	April 1, 2014
WFEA	Manchester, NH	5,000	April 1, 2014
WTAX	Springfield, IL	1,000	December 1, 2012(6)
WNAX	Yankton, SD	5,000	April 1, 2013(6)
KGMI	Bellingham, WA	5,000	February 1, 2014
KPUG	Bellingham, WA	10,000	February 1, 2014
KBAI	Bellingham, WA	1,000(5)	February 1, 2014
KICD	Spencer, IA	1,000	February 1, 2021
WEGI	Clarksville, TN/Hopkinsville, KY	1,000(5)	August 1, 2020
WKFN	Clarksville, TN	1,000(5)	August 1, 2020
WHMQ	Greenfield, MA	1,000	April 1, 2014
WKBK	Keene, NH	5,000	April 1, 2014
WZBK	Keene, NH	1,000(5)	April 1, 2014
WKVT	Brattleboro, VT	1,000	April 1, 2014
WISE	Asheville, NC	5,000(5)	December 1, 2019
WYSE	Asheville, NC	5,000(5)	December 1, 2019
WBCO	Bucyrus, OH	5,000(5)	October 1, 2020
WINA	Charlottesville, VA	5,000	October 1, 2011(6)
WVAX	Charlottesville, VA	1,000	October 1, 2019
WHCU	Ithaca, NY	5,000(5)	June 1, 2014
WNYY	Ithaca, NY	5,000(5)	June 1, 2014
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000	August 1, 2006(6)
KVTX-LP(4) (Operating on Analog Ch 45/Has Permit for Digital Ch 45)	Victoria, TX	Analog 1,000	August 1, 2006(6)
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000	August 1, 2006(6)
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000	August 1, 2006(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of our television stations is expressed in terms of visual (“vis”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WEGI, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC (“Surtsey”). See Note 9 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LD, KXTS-LD, KVTX-LP, and KMOL-LD are “low power” television stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the low power stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC.

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

Under the rules, the number of radio stations one party may own in a local Arbitron-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Arbitron and BIA/Kelsey Radio markets that are not Arbitron rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC, Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. In its 2010 Quadrennial Regulatory Review, released December 22, 2011, the Commission proposed to eliminate the radio/television cross-ownership rule in favor of reliance on the local radio rule and local television rule. Other rules were left largely unchanged:

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

Under the Communications Act, we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of full-power radio stations in the relevant radio market as follows:

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

On January 21, 2010, the FCC launched an initiative on the future of media and the information needs of communities in the digital age, which will examine the changes underway in the media marketplace, analyze the full range of future technologies and services that will provide communities with news and information in the digital age, and, as appropriate, make policy recommendations to the FCC, other government entities, and other parties. Initial topics under consideration include: the state of TV, radio, newspaper, and Internet news and information services; the effectiveness and nature of public interest obligations in a digital era; the role of public media and private sector foundations; and many others. Proposals are before the FCC whereby the government would take back part of the spectrum allotted for over-the-air television in favor of wireless broadband. The FCC is conducting a proceeding whereby broadcasters may voluntarily participate in an auction of their over-the-air broadcast spectrum, otherwise agree to modifications in the spectrum available to them, move from the UHF to the VHF band (with or without compensations), or become subject to restrictions on their usage of the spectrum. The Company cannot predict what changes, if any, will be made as a result of the FCC’s initiative.

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

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On October 27, 2011, the FCC released an Order on Reconsideration and Further Notice of Proposed Rule Making, Standardized and Enhanced Disclosure Requirements for Television Broadcast Licensee Public Interest Obligations, which vacated a 2008 order that, among other things, would have required television stations to file on a quarterly basis, a “Standardized Television Disclosure” form setting forth in detail certain information about their programming. On April, 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, Commission-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements. The FCC deferred considering whether to adopt online posting of public files for radio stations until the FCC has gained experience with online posting files of television broadcasters. Television stations are required to provide closed captioning for certain video programming.

Equal Employment Opportunity Rules.  Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors (“MVPDs”). They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules are enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Time Brokerage Agreements.  As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”). Such arrangements are an extension of the concept of agreements under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

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

The FCC’s multiple ownership rules count stations brokered under a joint sales agreement (“JSA”) toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In a “Notice of Proposed Rulemaking” in MB Docket No. 04-256, released August 2, 2004, the FCC sought comment from the public on whether television JSAs should also be attributable to the brokering station. The issue of whether to make attributable Shared Services Agreements and Local News Service Agreements is among the subjects being considered in the 2010 Quadrennial Regulatory Review. We cannot predict whether the FCC will make such agreements attributable. The FCC rules permit, under certain circumstances, the ownership of two or more television stations in a Qualifying Market and require the termination of certain non-complying existing television TBA’s. We currently have a television TBA in the Victoria, Texas market with Surtsey. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above.

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV, a television station in Pittsburg, Kansas, serving the Joplin, Missouri television market. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Agreement for Use of Ancillary Digital Spectrum and Agreement for the Sale of Commercial Time. On January 31, 2012, the Company and Surtsey amended these agreements and entered into an agreement which included an assignable option with Surtsey for KFJX-TV. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in KFJX-TV. On January 31, 2012, we entered into an agreement which included an extension of the grandfathered TBA for KVCT-TV and an assignable option with Surtsey for KVCT-TV. As noted above, if the FCC decides to attribute television SSA’s and JSA’s, we would be required to terminate the Agreement for the Sale of Commercial Time.

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

Digital Television.  Under the FCC’s rules all U.S. television broadcasters have been required to convert their operations from NTSC (analog) to digital television (“DTV”). The rules include provisions for the return of NTSC channels to the government. The FCC has attempted to provide DTV coverage areas that are comparable to the former NTSC service areas. DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the previous NTSC technical standard. Our full-service television stations currently provide DTV service and have terminated NTSC operations. The Company has constructed DTV facilities serving at least 80% of their NTSC population coverage. We hold licenses that authorize KOAM-TV to operate on Channel 7 for DTV and KAVU-TV to operate on Channel 15 for DTV. The FCC’s rules require broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals.

Brokered Station KVCT is providing DTV service on Channel 11. KFJX-TV, with which KOAM-TV shares certain services, is providing DTV services on Channel 13.

In October 2003, the FCC adopted rules requiring “plug and play” cable compatibility would allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. In January 2013, the U.S. Court of Appeals for the D.C. Circuit vacated the rules. The Company cannot predict whether the FCC will adopt other proposals to address this matter. The FCC has adopted rules whereby television licensees are charged a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged. Licensees and “permittees” of DTV stations must file with the FCC a report by December 1 of each year describing such services. None of the Company’s stations to date are offering ancillary or supplementary services on their DTV channels.

White Spaces. On September 23, 2010, the FCC adopted a Second Memorandum Opinion and Order in ET Docket No. 04-186 that updated the rules for unlicensed wireless devices that can operate in broadcast television spectrum at locations where that spectrum is unused by licensed services. This unused TV spectrum is commonly referred to as television "white spaces." The rules allow for the use of unlicensed TV bands devices in the unused spectrum to provide broadband data and other services for consumers and businesses. It is possible that such operations have the potential for causing interference to broadcast operation, but we cannot yet judge whether such operations will have an adverse impact on the Company’s operations.

“Must-Carry” Rules.  The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Cable television operators and other MVPDs may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the MVPD. Such must-carry rights extend to the DTV signals broadcast by our stations. For the three-year period commencing on January 1, 2012, we generally elected “retransmission consent” in notifying MVPDs that carry our television programming in our television markets.

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LD, KVTX-LP, KXTS-LD, and KMOL-LD, Victoria, Texas. None of the stations qualifies under the FCC’s established criteria for Class A status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which NTSC LPTV stations could apply for a digital companion channel or implement DTV operation on their existing NTSC channels. The Company’s LPTV stations did not apply for companion channels, and instead filed applications to “flash-cut” to implement DTV operation on their existing NTSC channels, or filed “displacement” applications to use different digital channels. The FCC has set September 1, 2015, as the terminal date for transition of LPTV to digital transmission.

Low Power FM Radio.  The FCC has created a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of noncommercial educational FM stations with up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On January 4, 2011, the President signed into law the Local Community Radio Act of 2010 which requires the Commission to modify the rules authorizing the operation of LPFM, as proposed in MM Docket No. 99-25. The law requires the Commission to: (1) Prescribe protection for co-channels and first- and second-adjacent channels; (2) Prohibit any applicant from obtaining a LPFM license if the applicant has engaged in any manner in the unlicensed operation of any station in violation of the Communications Act; (3) Eliminate provisions prohibiting the FCC from extending the eligibility for application for LPFM stations beyond the organizations and entities as proposed in the docket; and (4) Eliminate third-adjacent minimum distance separation requirements between: (i) LPFM stations and (ii) full-service FM stations, FM translator stations, and FM booster stations. The law prohibits the FCC from reducing the minimum co-channel and first- and second-adjacent channel distance separation requirements in effect on the date of enactment of the law between LPFM stations and full-service FM stations. The law authorizes a waiver of the second-adjacent channel distance separation requirement to any LPFM station that establishes that its proposed operations will not interfere with any authorized radio service, provided that, upon notification by the FCC that it is causing certain interference, such LPFM station must: (i) suspend operation; and (ii) resume operation only after interference has been eliminated or it demonstrates that such interference was not due to the LPFM station's emissions. The law requires the FCC to comply with its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. On January 5, 2012, the FCC released a Report to Congress on the impact that LPFM stations will have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that low-power FM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “low-power FM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” In an order released December 4, 2012, the FCC modified its rules to implement the new law. The FCC has dismissed approximately 3,000 so-called “short-form” applications for construction permits for new FM translator stations to accommodate a filing opportunity for construction permits for new LPFM stations. Two of the Company’s short-form applications have been dismissed pursuant to this process. The FCC projects that it will open a filing window for applications on or about October 15, 2013. We cannot predict what, if any, impact the new LPFM stations will have on the Company’s full-service stations and FM translators.

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

In-Band On-Channel “Hybrid Digital” Radio.  On May 31, 2007, the FCC released its Second Report and Order, First Order on Reconsideration and Second Further Notice of Proposed Rulemaking (Digital Audio Broadcasting Systems) that adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. IBOC technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. IBOC technology can provide near CD-quality sound on FM channels and FM quality on AM channels. Hybrid IBOC also permits the transmission of up to three additional program streams over the radio stations. Hybrid IBOC operations will have minimal impact on the present broadcast service. At the present time, we are configured to broadcast in HD radio on 47 stations and we continue to convert stations to HD radio on an ongoing basis. On January 29, 2010, the FCC adopted an Order that permits FM radio stations to voluntarily increase digital power levels up to ten percent of analog power levels and establishes interference mitigation and remediation procedures to promptly resolve complaints of interference to analog stations. The Commission hopes the changes will boost digital signal coverage while safeguarding analog reception against interference from higher power digital transmissions.

Use of FM Translators by AM Stations and Digital Program Streams.  FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC.

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

Changes to Application and Assignment Procedures.  In January 2010, the FCC adopted a First Report and Order that gives Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities that have overcome substantial disadvantage and would be eligible for a bidding credit. In the Quadrennial Regulatory Review NPRM, the Commission also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” The Company cannot predict whether such preferences will be adopted, or whether they would have any impact on the Company.

Spectrum Auctions and Channel Sharing. On November 30, 2010, the FCC adopted a Notice of Proposed Rulemaking in ET Docket No. 10-235 that proposed that wireless broadband providers have equal access to television broadcast frequencies that could become available in spectrum auctions. On April 27, 2012, the adopted new rules in that docket that establish a framework for how two or more television licensees may voluntarily share a single six MHz channel in conjunction with the auction process:

•	While stations will need to retain at least one standard definition programming stream to meet the FCC’s requirement of providing an over-the-air video broadcast at no direct charge to viewers, they will have the flexibility of tailoring their channel sharing agreements to meet their individual programming and economic needs.

•	Stations sharing together will employ a single channel and transmission facility but will each continue to be licensed separately, retain its original call sign, retain all the rights pertaining to an FCC license, and remain subject to all of the FCC’s rules, policies, and obligations.

The new rules apply to full power and Class A television stations, including both commercial and noncommercial educational television stations. The rules neither increase nor decrease the cable and satellite carriage rights currently afforded broadcast licensees. Nor do the new rules address the proposals in the Notice of Proposed Rulemaking to establish fixed and mobile allocations in the UHF/VHF bands or to improve TV service on VHF channels. The FCC said it will address the allocation issue in a future rulemaking, and may address the VHF issues at a later date as well. At this time, the Company has made no decision as to whether it will voluntarily participate in combining operations or spectrum auctions.

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

On January 3, 2013, the FCC released the Sixth Further Notice of Proposed Rulemaking, which seeks comment on the requirement that persons with attributable interests in broadcast licensees and other entities filing an FCC Ownership Report provide an “FCC Registration Number” (“FRN”) linked to their social security numbers. Questions have been raised about the security of the FCC’s Registration System where this data would be stored. The FCC is also seeking comment on whether to expand the biennial ownership reporting requirement to include interests, entities and individuals that are not attributable because of (a) the single majority shareholder exemption and (b) the exemption for interests held in eligible entities pursuant to the higher EDP threshold. The Company has utilized the single majority shareholder exemption in reporting ownership interests in the Company. The Company cannot predict whether these proposals will be adopted, and if so, whether information provided by those persons with a reportable attributable interest in the Company will be secure.

On March 25, 2010, the FCC issued a Public Notice implementing the Common Alerting Protocol (“CAP”), which is an open, interoperable, data interchange format for collecting and distributing all-hazard safety notifications and emergency warnings to multiple information networks, public safety alerting systems, and personal communications devices. CAP will allow the Federal Emergency Management Agency (“FEMA”), the National Weather Service (“NWS”), a State Governor, or any other authorized initiator of a public alert and warning to automatically format and geo-target a particular alert simultaneously to the public over multiple media platforms, such as television, radio, cable, cell phones and electronic highway signs. CAP allows an alert initiator to send alerts specifically formatted for people with disabilities and for non-English speakers. The deadline for compliance with CAP was extended to June 12, 2012and the Company has complied with the CAP requirements.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	68	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	56	Executive Vice President and Group Program Director
Warren S. Lada	58	Executive Vice President, Operations
Samuel D. Bush	55	Senior Vice President and Chief Financial Officer
Marcia K. Lobaito	64	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	53	Senior Vice President/Finance, Chief Accounting Officer, Corporate Controller and Treasurer

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

Global Economic Conditions and Uncertainties May Continue to Affect our Business

 The demand for advertising services is sensitive to changes in the level of economic activity. The global economic downturn that began in 2008 caused a decline in advertising and marketing by our customers. This reduction in advertising spending had an adverse effect on our revenue, profit margins and cash flows. Global economic conditions have been slow to recover and remain uncertain. The U.S. economy grew slowly in 2012 and unemployment remained relatively high. Our net revenues grew in the low single digits in 2012 as compared to 2011. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Further, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2012 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Media, LLC) was approximately $58,828,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of June 13, 2016. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top six markets when combined represented 44%, 44% and 45% of our net operating revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2012, our FCC broadcasting licenses represented 45.8% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

New Federal Regulations or Fees Could Affect our Broadcasting Operations

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently, we pay royalties to song composers and publishers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments would have on our results of operations, cash flows or financial position.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 4, 2013, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

We May Experience Volatility in the Market Price of our Common Stock

The market price of our common stock has fluctuated in the past and may continue to be volatile. In addition to stock market fluctuations due to economic or other factors, the volatility of our shares may be influenced by lower trading volume and concentrated ownership relative to many of our publicly-held competitors. Because several of our shareholders own significant portions of our outstanding shares, our stock is relatively less liquid and therefore more susceptible to price fluctuations than many other companies’ shares. If these shareholders were to sell all or a portion of their holdings of our common stock, then the market price of our common stock could be negatively affected. Investors should be aware that they could experience short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

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

As of December 31, 2012 the studios and offices of 27 of our 32 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 months to 4 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 2 months to 77 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 16, 2013 the Company consummated a four-for-three stock split of its Class A and Class B Common Stock, resulting in an increase of issued and outstanding shares of approximately 1,218,000 and 199,000, respectively, for holders of record as of the close of business on December 28, 2012.

The Company’s Class A Common Stock trades on the NYSE MKT under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE MKT for the calendar quarters indicated (as adjusted for the four-for-three stock split):

Year	High	Low

2011:
First Quarter	$26.10	$18.03
Second Quarter	$30.34	$23.25
Third Quarter	$29.70	$20.14
Fourth Quarter	$30.06	$19.99
2012:
First Quarter	$35.99	$26.44
Second Quarter	$28.92	$25.55
Third Quarter	$32.11	$25.31
Fourth Quarter	$38.33	$27.64

The closing price for the Company’s Class A Common Stock on March 4, 2013 as reported by the NYSE MKT was $47.62. As of March 4, 2013, there were approximately 194 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

On October 2, 2012 the Company’s Board of Directors declared a special cash dividend of $1.24 per share on its Classes A and B Common Stock. This dividend totaling $7.0 million was paid on December 3, 2012 to shareholders of record on November 15, 2012. No dividends were declared by the Company in 2011. See Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations — Liquidity and Capital Resources included with this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2012, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans (as adjusted for the four-for-three stock split):

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to		Weighted-		Remaining Available for
	be Issued Upon		Average Exercise		Future Issuance
	Exercise of		Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		437,843
2003 Stock Option Plan	28,917		$57.787		—
2005 Incentive Compensation Plan	237,300	(1)	$31.805	(2)	496,145
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	266,217				933,988

(1)   Includes 5,534 shares of restricted stock.

(2)   Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2012.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 of our Class A Common Stock against the cumulative total return of the NYSE MKT Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Arbitron Inc., Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Fisher Communications Inc., Journal Communications, Inc., Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc. and Dial Global, Inc. The graph and table assume that $100 was invested on December 31, 2007, in each of our Class A Common Stock, the NYSE MKT Stock Market (US Companies) and the Peer Group and that all dividends were reinvested. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend

Symbol	CRSP Total Returns Index for:	12/07	12/08	12/09	12/10	12/11	12/12

	Saga Communications, Inc.	100.0	28.0	53.2	110.4	158.7	204.6
	NYSE MKT Stock Market (US Companies)	100.0	63.7	78.0	99.2	90.4	99.04
	Self-Determined Peer Group	100.0	26.6	53.0	85.7	96.9	139.41

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.   Selected Financial Data

	Years Ended December 31,
	2012(1)(2)	2011(1)(2)	2010(1)(2)	2009(1)(2)	2008(1)(2)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$130,259	$125,273	$125,833	$118,899	$137,482
Station Operating Expense	90,288	90,929	90,335	92,079	103,143
Corporate General and Administrative	7,960	7,590	7,274	7,944	9,979
Gain on Asset Exchange	—	—	—	(495)	(224)
Impairment of Intangible Assets	—	—	—	17,153	115,150
Operating Income (Loss) From Continuing Operations	$32,011	$26,754	$28,224	$2,218	$(90,566)
Interest Expense	$1,733	$3,420	$5,622	$4,948	$7,173
Net Income (Loss):
From Continuing Operations	$18,060	$12,885	$15,464	$(2,031)	$(65,688)
From Discontinued Operations	(135)	(254)	(328)	(550)	(804)
Net Income (Loss)	$17,925	$12,631	$15,136	$(2,581)	$(66,492)
Basic Earnings (Loss) Per Share:
From Continuing Operations	$3.19	$2.28	$2.74	$(0.36)	$(10.40)
From Discontinued Operations	(0.02)	(0.04)	(0.06)	(0.10)	(0.13)
Earnings (Loss) Per Share	$3.17	$2.24	$2.68	$(0.46)	$(10.53)
Weighted Average Common Shares	5,659	5,651	5,640	5,609	6,312
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$3.18	$2.28	$2.74	$(0.36)	$(10.40)
From Discontinued Operations	(0.02)	(0.05)	(0.06)	(0.10)	(0.13)
Earnings (Loss) Per Share	$3.16	$2.23	$2.68	$(0.46)	$(10.53)
Weighted Average Common and Common Equivalent Shares	5,672	5,656	5,641	5,609	6,312
Cash Dividends Declared Per Common Share	$1.24	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$27,066	$16,322	$18,130	$7,753	$19,377
Net Property and Equipment	$58,462	$60,622	$62,753	$66,115	$70,158
Net Intangible and Other Assets	$98,434	$98,752	$100,492	$99,342	$116,501
Total Assets	$197,330	$190,334	$199,803	$202,351	$221,460
Long-term Debt Including Current Portion	$58.828	$69,078	$96,078	$121,078	$135,411
Stockholders’ Equity	$104,209	$92,975	$80,078	$64,093	$65,097

(1)	In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	In April 2012, the Company entered into an agreement to sell WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax provision are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2012, 2011 and 2010, approximately 88%, 85% and 86%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012, we had a significant increase in political advertising due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in most of our markets. Because 2013 is a non-election year, we expect political revenue to significantly decline in 2013.

Our net operating revenue, station operating expense and operating income vary from market to market based upon the market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

The broadcasting industry and advertising in general, is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations broadcast primarily in small to midsize markets. Historically, these markets have been more stable than major metropolitan markets during downturns in advertising spending, but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers. In a number of our markets, this is measured by periodic reports generated by independent national rating services. In the remainder of our markets it is measured by the results advertisers obtain through the actual running of an advertising schedule. Advertisers measure these results based on increased demand for their goods or services and/or actual revenues generated from such demand. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, target marketing capability of radio compared to other advertising media, and signal strength.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These new technologies and media are gaining advertising share against radio and other traditional media.

We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms to allow our listeners and viewers to connect with our products where and when they want. Over the past year, we have embarked on a project to bring all of our websites in house while making them fully accessible on mobile devices. The net result will provide new avenues for revenue and improve our overall digital reach.

 In addition, we continue the rollout of HD RadioTM. HD RadioTM utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market.

During the years ended December 31, 2012, 2011 and 2010, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 30% of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2012	2011	2010

Market:
Columbus, Ohio	7%	6%	5%
Des Moines, Iowa	6%	7%	6%
Manchester, New Hampshire	6%	5%	6%
Milwaukee, Wisconsin	11%	12%	13%

We have experienced a significant decline in our net operating revenue for the years ended December 31, 2011 and 2012 as compared to the corresponding period of 2010 in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new ratings methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots that has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

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

During the years ended December 31, 2012, 2011 and 2010, the radio stations in our four largest markets when combined, represented approximately 34%, 33% and 32%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2012	2011	2010

Market:
Columbus, Ohio	8%	6%	3%
Des Moines, Iowa	5%	5%	4%
Manchester, New Hampshire	8%	7%	8%
Milwaukee, Wisconsin	13%	15%	17%

_______________

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2012, 2011 and 2010, approximately 85%, 81% and 80%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012, we had a significant increase in political advertising due to both the presidential election and a number of congressional, senatorial, gubernatorial and local elections in our markets. Because 2013 is a non-election year, we expect political revenue to significantly decline in 2013.

In 2009 we entered into retransmission consent agreements with certain cable and satellite providers as to the terms of their carriage of our television stations, and the compensation we would receive for granting such carriage rights. In 2011 we renegotiated new retransmission consent agreements with these and other providers that resulted in a significant increase in our retransmission consent revenue for fiscal 2012 -2014. We recognized revenue of $1.8 million in 2012 and, per the terms of our network affiliation agreements, we remitted $435,000 of this revenue to our network partners as their share of our retransmission consent revenue.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 9% and 8% of our net operating revenues, and approximately 11%, 10% and 10% of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2012, 2011 and 2010.

Consolidated Results of Operations

				2012 vs. 2011		2011 vs. 2010
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2012	2011	2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$130,259	$125,273	$125,833	$4,986	4.0%	$(560)	(0.4)%
Station operating expense	90,288	90,929	90,335	(641)	(0.7)%	594	0.7%
Corporate G&A	7,960	7,590	7,274	370	4.9%	316	4.3%
Operating income from continuing operations	32,011	26,754	28,224	5,257	19.7%	(1,470)	(5.2)%
Interest expense	1,733	3,420	5,622	(1,687)	(49.3)%	(2,202)	(39.2)%
Write-off debt issuance costs	—	1,326	—	(1,326)	N/M	1,326	N/M
Other (income) expense, net	279	519	(3,481)	(240)	(46.2)%	4,000	N/M
Income from continuing operations before income tax	29,999	21,489	26,083	8,510	39.6%	(4,594)	(17.6)%
Income tax provision	11,939	8,604	10,619	3,335	38.8%	(2,015)	(19.0)%
Income from continuing operations, net of income tax	18,060	12,885	15,464	5,175	40.2%	(2,579)	(16.7)%
Loss from discontinued operations, net of income tax	(135)	(254)	(328)	(119)	(46.9)%	(74)	(22.6)%
Net income	$17,925	$12,631	$15,136	$5,294	41.9%	$(2,505)	(16.5)%
Earnings (loss) per share:
From continuing operations	$3.18	$2.28	$2.74	$0.90	39.5%	$(0.46)	(16.8)%
From discontinued operations	(0.02)	(0.05)	(0.06)	0.03	60.0%	0.01	16.7%
Earnings per share (fully diluted)	$3.16	$2.23	$2.68	$0.93	41.7%	$(0.45)	(16.8)%

Radio Broadcasting Segment

				2012 vs. 2011		2011 vs. 2010
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2012	2011	2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$111,763	$108,938	$109,891	$2,825	2.6%	$(953)	(0.9)%
Station operating expense	77,992	79,130	79,012	(1,138)	(1.4)%	118	0.1%
Operating income	$33,771	$29,808	$30,879	$3,963	13.3%	$(1,071)	(3.5)%

Television Broadcasting Segment

				2012 vs. 2011		2011 vs. 2010
	Years Ended December 31,			% Increase	% Increase	% Increase	% Increase
	2012	2011	2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$18,496	$16,335	$15,942	$2,161	13.2%	$393	2.5%
Station operating expense	12,296	11,799	11,323	497	4.2%	476	4.2%
Operating income	$6,200	$4,536	$4,619	$1,664	36.7%	$(83)	(1.8)%

________________

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

Year Ended December 31, 2012:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$111,763	$18,496	$—	$130,259
Station operating expense	77,992	12,296	—	90,288
Corporate general and administrative	—	—	7,960	7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)	$32,011

Year Ended December 31, 2011:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$108,938	$16,335	$—	$125,273
Station operating expense	79,130	11,799	—	90,929
Corporate general and administrative	—	—	7,590	7,590
Operating income (loss) from continuing operations	$29,808	$4,536	$(7,590)	$26,754

Year Ended December 31, 2010:	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Net operating revenue	$109,891	$15,942	$—	$125,833
Station operating expense	79,012	11,323	—	90,335
Corporate general and administrative	—	—	7,274	7,274
Operating income (loss) from continuing operations	$30,879	$4,619	$(7,274)	$28,224

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated

For the year ended December 31, 2012, consolidated net operating revenue was $130,259,000 compared with $125,273,000 for year ended December 31, 2011, an increase of $4,986,000 or 4%. Gross political revenue and gross retransmission consent revenue increased $5,472,000 and $1,314,000, respectively, in 2012. Gross local revenue increased $1,624,000 and gross national revenue decreased $3,204,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Milwaukee, WI market and our Networks. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in 2012.

Station operating expense was $90,288,000 for the year ended December 31, 2012, compared with $90,929,000 for the year ended December 31, 2011, a decrease of $641,000 or less than 1%. Music licensing fees decreased $1,771,000 in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases during the year ended December 31, 2012 of $494,000 in advertising and promotions expense, $377,000 in bad debt expense and $236,000 in depreciation and amortization expense. The decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising, and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. These decreases in expenses were partially offset by an increase in salaries of $1,728,000, as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases. Retransmission fees were $435,000, which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income from continuing operations for the year ended December 31, 2012 was $32,011,000 compared to $26,754,000 for the year ended December 31, 2011, an increase of $5,257,000, or 20%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above. Additionally, our corporate general and administrative charges increased $370,000 in the current year. The increase in corporate general and administrative charges was primarily from an increase in 401(k) expenses of $230,000 as a result of the reinstatement of Company contributions in 2012, and a $100,000 increase in interactive expense to bring all of our websites in-house. The Company did not make any matching contributions to the 401(k) plan in 2011.

The loss from discontinued operations was related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. Please refer to Note 3 – Discontinued Operations, in the accompanying notes to the consolidated financial statements for more information on our discontinued operations.

We generated net income of $17,925,000 ($3.16 per share on a fully diluted basis) for the year ended December 31, 2012, compared with $12,631,000 ($2.23 per share on a fully diluted basis) for the year ended December 31, 2011, an increase of $5,294,000 or 42%. In the current year we had an increase in operating income from continuing operations of $5,257,000, as described above, and a decrease in interest expense of $1,687,000. Additionally, in 2011 we recognized a charge of $1,326,000 for the write-off of unamortized debt issuance costs related to our pre-existing credit facility. The decrease in interest expense was attributable to an average decrease in market interest rates of 0.856%, a decrease in average debt outstanding, and a decrease in the amortization of debt financing costs. Income tax expense increased $3,335,000 in 2012 as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the year ended December 31, 2012, net operating revenue of the radio segment was $111,763,000 compared with $108,938,000 for the year ended December 31, 2011, an increase of $2,825,000 or 3%. Gross local revenue and gross political revenue increased $1,829,000 and $3,769,000, respectively, in 2012. Gross national revenue decreased $2,760,000 compared to the prior year. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Milwaukee, WI market and our Networks. The increase in gross political revenue was a result of the 2012 election campaigns. The decrease in national revenue is due to a reduction of national advertising in 2012. National advertising on our Networks accounted for 23% of this decrease.

Station operating expense for the radio segment was $77,992,000 for the year ended December 31, 2012, compared with $79,130,000 for the year ended December 31, 2011, a decrease of $1,138,000 or 1%. Music licensing fees decreased $1,756,000 in the current year as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases during the year ended December 31, 2012 of $449,000 in advertising and promotions expense and $343,000 in bad debt expense. The decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising, and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. These decreases in expenses were partially offset by an increase in compensation expense of $1,425,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases.

Operating income for the radio segment increased $3,963,000 or 13% to $33,771,000 for the year ended December 31, 2012, from $29,808,000 for the year ended December 31, 2011. The increase was a result of the improvement in net operating revenue and reduction in station operating expense described above.

Television Segment

For the year ended December 31, 2012, net operating revenue of our television segment was $18,496,000 compared with $16,335,000 for the year ended December 31, 2011, an increase of $2,161,000 or 13%. Gross political revenue and gross retransmission consent revenue increased $1,703,000 and $1,314,000, respectively, in 2012. The increase in gross political revenue was attributable to the 2012 election campaigns, and the increase in gross retransmission consent revenue was a result of our renegotiated contracts for the carriage rights of our television stations. These increases were partially offset by decreases in gross national revenue and gross local revenue of $444,000 and $205,000, respectively.

Station operating expense in the television segment for the year ended December 31, 2012 was $12,296,000, compared with $11,799,000 for the year ended December 31, 2011, an increase of $497,000 or 4%. The increase in station operating expense was primarily retransmission fees of $435,000 in 2012, which is a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income in the television segment for the year ended December 31, 2012 was $6,200,000 compared with $4,536,000 for the year ended December 31, 2011, an increase of $1,664,000 or 37%. The increase was a result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated

For the year ended December 31, 2011, consolidated net operating revenue was $125,273,000 compared with $125,833,000 for year ended December 31, 2010, a decline of $560,000 or less than 1%. Gross national revenue and gross local revenue increased $1,467,000 and $825,000, respectively. Gross political revenue decreased $2,897,000 for the year ended December 31, 2011 as compared to 2010. The improvement in gross national revenue was primarily the result of increased advertising from the financial services, cellular and automotive industries. Gross local revenue increased primarily as a result of increased local advertising in our Joplin, MO market following a tornado that caused significant damage in the market in May 2011, and an increase in advertising spending in general. The decrease in gross political revenue was attributable to political advertising in 2010 which was an election year.

Station operating expense was $90,929,000 for the year ended December 31, 2011, compared with $90,335,000 for the year ended December 31, 2010, an increase of $594,000 or less than 1%. Salaries increased $400,000 as a result of the 3.75% reinstatement in 2011 of the 5% salary reductions implemented in March 2009. Our health care costs increased $643,000 in the current year, primarily resulting from both increased claims and Health Care Reform. These increases were partially offset by reductions in music license fees and depreciation expense of $241,000 and $242,000, respectively.

Operating income from continuing operations for the year ended December 31, 2011 was $26,754,000 compared to $28,224,000 for the year ended December 31, 2010, a decrease of $1,470,000, or 5%. The decrease was a result of the decline in net operating revenue and increase in station operating expense, described above. Additionally, our corporate general and administrative charges increased $316,000 in the current year. The increase in corporate general and administrative charges was primarily from an increase in IT expenses of $200,000 and an increase in officers’ life insurance expense of $61,000 that is attributable to a decline in the cash surrender value of the life insurance policies.

The loss from discontinued operations was related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. Please refer to Note 3 – Discontinued Operations, in the accompanying notes to the consolidated financial statements for more information on our discontinued operations.

We generated net income of $12,631,000 ($2.23 per share on a fully diluted basis) during the year ended December 31, 2011, compared with $15,136,000 ($2.68 per share on a fully diluted basis) for the year ended December 31, 2010, a decrease of $2,505,000 or 17%. In 2011, we had a decrease in operating income from continuing operations of $1,470,000, as described above, and decreases in interest expense and income tax expense of $2,202,000 and $2,015,000, respectively. The reduction in interest expense was attributable to an average decline in market interest rates of approximately 0.98%, a decrease in the amortization of debt financing costs, and a decrease in the average obligation of debt outstanding. The reduction in income tax expense was attributable to our 2011 operating performance. Additionally, in 2011, we recognized a $1,326,000 charge for the write-off of unamortized debt issuance costs in conjunction with our previous credit agreement. See Note 4 – Long-Term Debt, in the accompanying notes to the consolidated financial statements. In 2010, we had non-recurring income of $3,561,000 resulting from an agreement to downgrade an FCC license at one of our stations.

Radio Segment

For the year ended December 31, 2011, net operating revenue of the radio segment was $108,938,000 compared with $109,891,000 for the year ended December 31, 2010, a decrease of $953,000 or 1%. Gross national revenue improved $1,464,000 in 2011. Gross political revenue and gross local revenue declined $1,935,000 and $495,000, respectively, for the year ended December 31, 2011 as compared to 2010. The increase in gross national revenue was primarily the result of increased advertising from the financial services, cellular and automotive industries. The reduction in gross political revenue was attributable to political advertising in 2010 which was an election year. The decline in gross local revenue was primarily the result of a softening in local advertising in 2011.

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

Television Segment

For the year ended December 31, 2011, net operating revenue of our television segment was $16,335,000 compared with $15,942,000 for the year ended December 31, 2010, an increase of $393,000 or 2%. Gross local revenue increased $1,320,000, but was partially offset by a decline in gross political revenue of $962,000. Gross national revenue was relatively unchanged compared to 2010. The improvement in local revenue was primarily a result of an increase in local advertising in our Joplin, MO market following a tornado in May 2011 that caused significant damage in the market. Our television stations that we own and operate in Joplin did not sustain damage in the tornado. The decline in gross political revenue was attributable to political advertising in 2010 which was an election year.

Station operating expense in the television segment for the year ended December 31, 2011 was $11,799,000, compared with $11,323,000 for the year ended December 31, 2010, an increase of $476,000 or 4%. Our health care costs increased $106,000, primarily resulting from both increased claims and Health Care Reform. Sales commission and selling expenses increased $159,000 as a result of increased revenue. In addition, salaries increased $48,000 from the 3.75% reinstatement in 2011 of the 5% salary reductions implemented in March 2009.

Operating income in the television segment for the year ended December 31, 2011 was $4,536,000, compared with $4,619,000 for the year ended December 31, 2010, a decrease of $83,000 or 2%. The decrease was a result of the increase in station operating expense described above.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility, providing availability up to $117.8 million (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016. An additional $40 million financing may, in the future, be made available to the Company subject to compliance with terms and conditions of the Credit Facility.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $25 million, annually, in aggregate amount for additional business acquisitions, subject to certain terms and conditions as set forth in the Credit Facility in further detail, and also permits the Company to make up to $20 million, annually, in aggregate amount for dividends, distributions and stock redemptions.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2012, we have no required amortization payment.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2012, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2012, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations, which were amended in January 2012. See Note 9 of the Notes to Consolidated Financial Statements included within this Form 10-K, which is incorporated by reference.

Sources and Uses of Cash

During the years ended December 31, 2012, 2011 and 2010, we had net cash flows from operating activities of $30,955,000, $27,178,000 and $27,539,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2012, we have repurchased 1.9 million shares of our Class A Common Stock for $45.8 million. During the year ended December 31, 2012, approximately 3,000 shares were retained for payment of withholding taxes related to the vesting of restricted stock for $80,000.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2012 were $4,809,000 ($5,410,000 in 2011). We anticipate capital expenditures in 2013 to be approximately $5.0 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2012:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$58,828	$—	$1,078	$57,750	$—
Interest Payments on Long-Term Debt(2)	4,129	1,216	2,378	535	—
Operating Leases	6,177	1,216	1,303	729	2,929
Purchase Obligations(3)	26,705	12,166	10,828	2,482	1,229
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$95,839	$14,598	$15,587	$61,496	$4,158

(1)	Under our Credit Facility, the maturity on outstanding debt of $58.8 million could be accelerated if we do not maintain certain covenants. Long-Term Debt Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 9 of the Notes to Consolidated Financial Statements).

(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.

(3)	Includes $17,334,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian and $9,371,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 3% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2012, from 3.0% to 4.0% or from $577,000 to $774,000 would result in a decrease in net income of $116,000, net of taxes for the year ended December 31, 2012.

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

Broadcast Licenses and Goodwill:  We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcast licenses and goodwill assets. As of December 31, 2012, we have recorded approximately $90,361,000 in broadcast licenses, which represents 45.8% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value.

We completed the impairment test for broadcast licenses during the fourth quarter of 2012 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Our goodwill was fully impaired in 2008; therefore we have no goodwill at December 31, 2012.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2012, the Company would have recorded a broadcast license impairment of approximately $0.3 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2012, the Company would have recorded a broadcast license impairment of approximately $2.7 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2012, the Company would have recorded a broadcast license impairment of approximately $9.1 million. Please refer to Note 2 — Broadcast Licenses and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2012 than they did during 2012, our interest expense would increase, and income before taxes would decrease by $621,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely that not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance is effective for the Company for the first quarter of 2013 and is not expected to have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Shareholders

Saga Communications, Inc

We have audited Saga Communications, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saga Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc, as of December 31, 2012 and 2011, and the consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Saga Communications Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Detroit, Michigan

March 15, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2012 and 2011

— Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

— Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Detroit, Michigan

March 15, 2013

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$15,915	$6,991
Accounts receivable, less allowance of $577 ($794 in 2011)	19,692	19,415
Prepaid expenses and other current assets	2,482	1,907
Barter transactions	1,347	1,358
Deferred income taxes	892	1,169
Current assets of station held for sale	106	120
Total current assets	40,434	30,960
Net property and equipment	58,462	60,622
Other assets:
Broadcast licenses, net	90,361	90,356
Other intangibles, deferred costs and investments, net of accumulated amortization of $11,984 ($11,702 in 2011)	5,286	5,409
Assets of station held for sale	2,787	2,987
	$197,330	$190,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,218	$1,728
Accrued expenses:
Payroll and payroll taxes	6,364	5,730
Other	3,244	2,502
Barter transactions	1,417	1,550
Current portion of long-term debt	—	3,000
Current liabilities of station held for sale	125	128
Total current liabilities	13,368	14,638
Deferred income taxes	17,646	13,383
Long-term debt	58,828	66,078
Broadcast program rights	853	1,080
Other liabilities	2,279	1,985
Liabilities of station held for sale	147	195
Total liabilities	93,121	97,359
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,369 issued (6,359 in 2011)	64	64
Class B common stock, $.01 par value, 3,500 shares authorized, 797 issued and outstanding (797 in 2011)	8	8
Additional paid-in capital	51,061	50,662
Retained earnings	81,746	70,831
Treasury stock (1,491 shares in 2012 and 1,488 in 2011, at cost)	(28,670)	(28,590)
Total stockholders’ equity	104,209	92,975
	$197,330	$190,334

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Net operating revenue	$130,259	$125,273	$125,833
Station operating expense	90,288	90,929	90,335
Corporate general and administrative	7,960	7,590	7,274
	98,248	98,519	97,609
Operating income from continuing operations	32,011	26,754	28,224
Other (income) expenses:
Interest expense	1,733	3,420	5,622
Write-off debt issuance costs	—	1,326	—
Other	279	519	(3,481)
Income from continuing operations before income tax	29,999	21,489	26,083
Income tax provision:
Current	7,399	2,504	5,539
Deferred	4,540	6,100	5,080
	11,939	8,604	10,619
Income from continuing operations, net of income tax	18,060	12,885	15,464
Loss from discontinued operations, net of income tax	(135)	(254)	(328)
Net income	$17,925	$12,631	$15,136
Basic earnings (loss) per share
From continuing operations	$3.19	$2.28	$2.74
From discontinued operations	(.02)	(.04)	(.06)
Basic earnings per share	$3.17	$2.24	$2.68
Weighted average common shares	5,659	5,651	5,640
Diluted earnings (loss) per share
From continuing operations	$3.18	$2.28	$2.74
From discontinued operations	(.02)	(.05)	(.06)
Diluted earnings per share	$3.16	$2.23	$2.68
Weighted average common and common equivalent shares	5,672	5,656	5,641
Dividends declared per share	$1.24	$—	$—

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2012, 2011 and 2010

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2010	6,360	$64	799	$8	$49,352	$43,064	$(28,395)	$64,093
Net income						15,136		15,136
Conversion of shares from Class B to Class A	1		(1)					—
Forfeiture of restricted stock	(3)							—
Compensation expense related to restricted stock awards					360			360
Share-based compensation cost					567			567
Purchase of shares held in treasury							(78)	(78)
Balance at December 31, 2010	6,358	$64	798	$8	$50,279	$58,200	$(28,473)	$80,078
Net income						12,631		12,631
Conversion of shares from Class B to Class A	1		(1)					—
Compensation expense related to restricted stock awards					187			187
Share-based compensation cost					196			196
Purchase of shares held in treasury							(117)	(117)
Balance at December 31, 2011	6,359	$64	797	$8	$50,662	$70,831	$(28,590)	$92,975
Net income						17,925		17,925
Conversion of shares from Class B to Class A								—
Net proceeds from exercised options	10				267			267
Dividends declared per common share						(7,010)		(7,010)
Compensation expense related to restricted stock awards					110			110
Share-based compensation cost					22			22
Purchase of shares held in treasury							(80)	(80)
Balance at December 31, 2012	6,369	$64	797	$8	$51,061	$81,746	$(28,670)	$104,209

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$17,925	$12,631	$15,136
Loss from discontinued operations, net of tax	135	254	328
Income from continuing operations	18,060	12,885	15,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,858	7,101	7,335
Share-based compensation expense	22	196	567
Barter revenue, net	(294)	(231)	(13)
Broadcast program rights amortization	614	637	651
Deferred income taxes	4,540	6,100	5,080
Loss on sale of assets	221	626	274
Gain on license downgrade	—	—	(3,561)
Other (gains) losses, net	59	(109)	(195)
Deferred and other compensation	3	38	42
Compensation expense related to restricted stock awards	110	187	360
Write-off of debt issuance costs	—	1,326	—
Amortization of deferred costs	231	642	1,079
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	(742)	(365)	688
Payments for broadcast program rights	(626)	(630)	(662)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,850	(1,387)	264
Total adjustments	12,846	14,131	11,909
Net cash provided by continuing operating activities	30,906	27,016	27,373
Net cash provided by discontinued operating activities	49	162	166
Net cash provided by operating activities	30,955	27,178	27,539
Cash flows from investing activities:
Acquisition of property and equipment	(4,809)	(5,410)	(4,141)
Proceeds from sale and disposal of assets	42	521	275
Proceeds from sale of short-term investments	—	1,018	998
Proceeds from license downgrade	—	—	3,561
Purchases of short-term investments	—	—	(2,005)
Other investing activities	(157)	(90)	(146)
Net cash used in continuing investing activities	(4,924)	(3,961)	(1,458)
Net cash used in discontinued investing activities	(34)	(157)	(202)
Net cash used in investing activities	(4,958)	(4,118)	(1,660)
Cash flows from financing activities:
Payments on long-term debt	(10,250)	(119,100)	(25,000)
Cash dividends paid	(7,010)	—	—
Proceeds from long-term debt	—	92,100	—
Payments for debt issuance costs	—	(1,149)	(1,503)
Other financing activities	187	(117)	(78)
Net cash used in financing activities	(17,073)	(28,266)	(26,581)
Net increase (decrease) in cash and cash equivalents	8,924	(5,206)	(702)
Cash and cash equivalents, beginning of year	6,991	12,197	12,899
Cash and cash equivalents, end of year	$15,915	$6,991	$12,197

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2012 we owned or operated ninety-one radio stations, four television stations, four low-power television stations and five radio information networks serving twenty-five markets throughout the United States.

Basis of Presentation

On January 16, 2013 the Company consummated a four-for-three stock split of its Class A and Class B Common Stock, to shareholders of record as of the close of business on December 28, 2012. The stock split increased the Company’s issued and outstanding shares of common stock from 3,659,753 shares of Class A Common Stock and 597,504 shares of Class B Common Stock to 4,877,323 and 796,672 shares, respectively.

All share and per share information in the accompanying financial statements have been restated retroactively to reflect the stock split. The common stock and additional paid-in capital accounts at December 31, 2012 and 2011 reflect the retroactive capitalization of the four-for-three stock split.

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

Concentration of Risk

Our top six markets when combined represented 44%, 44% and 45% of our net operating revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2012 and 2011.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2012.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2012	$794	$134	$(351)	$577
December 31, 2011	$797	$526	$(529)	$794
December 31, 2010	$733	$560	$(496)	$797

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2012, 2011 and 2010.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2012	2011
		(In thousands)

Land and land improvements	—	$11,321	$11,178
Buildings	31.5 years	32,367	31,741
Towers and antennae	7-15 years	25,687	25,582
Equipment	3-15 years	74,874	74,403
Furniture, fixtures and leasehold improvements	7-20 years	7,768	7,623
Vehicles	5 years	3,762	3,720
		155,779	154,247
Accumulated depreciation		(97,317)	(93,625)
Net property and equipment		$58,462	$60,622

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $6,805,000, $7,053,000 and $7,285,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 97 broadcast licenses serving 25 markets, some of which are currently under renewal, while others require renewal over the period 2014-2021. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of a FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2012, 2011 and 2010, we recognized interest expense related to the amortization of debt issuance costs of $231,000, $642,000 and $1,079,000, respectively. During 2011 we wrote-off unamortized debt issuance costs of $1,326,000, pre-tax, in connection with the refinancing of our bank debt, included in Long-term obligations. See Note 4 – Long-Term Debt.

At December 31, 2012 and 2011, the net book value of deferred costs was $793,000 and $1,024,000, respectively, and was presented in Other intangibles, deferred costs and investments in our consolidated balance sheet.

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

Treasury Stock

We have a Stock Buy-Back Program (the “Buy-Back Program”) which allows us to purchase up to $60 million of our Class A Common Stock. As of December 31, 2012, we had remaining authorization of $14.2 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders’ Equity. During 2012, 2011 and 2010, we acquired 2,924 shares at an average price of $27.30 per share, 5,380 shares at an average price of $21.71 per share and 7,288 shares at an average price of $10.69 per share, respectively.

In March 2013, our board of directors authorized an increase in the amount committed to the Buy-Back Program from $60 million at December 31, 2012 to $75.8 million, with the amount available to $30 million for future repurchases of our Class A Common Stock.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $3,182,000, $3,675,000 and $3,562,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Dividends

On October 2, 2012 the Company’s Board of Directors declared a special cash dividend of $1.24 per share on its Classes A and B Common Stock. This dividend totaling $7.0 million was paid on December 3, 2012 to shareholders of record on November 15, 2012. No dividends were declared by the Company in 2011 or 2010.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Numerator:
Net income available to common stockholders	$17,925	$12,631	$15,136
Denominator:
Denominator for basic earnings per share-weighted average shares	5,659	5,651	5,640
Effect of dilutive securities:
Stock options	13	5	1
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,672	5,656	5,641
Basic earnings per share	$3.17	$2.24	$2.68
Diluted earnings per share	$3.16	$2.23	$2.68

Potentially dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 93,000, 304,000 and 392,000 shares of our stock were outstanding at December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely that not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance is effective for the Company for the first quarter of 2013 and is not expected to have a material impact on our consolidated financial statements.

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

We have recorded the changes to broadcast licenses for the years ended December 31, 2012 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2012	$80,768	$9,588	$90,356
Acquisitions	5	—	5
Balance at December 31, 2012	$80,773	$9,588	$90,361

There were no changes to broadcast licenses for the year ended December 31, 2011.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2012 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2012 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2012. The ranges for operating profit margin and market long-term revenue growth rates vary based on our specific markets. In general, when comparing between 2012 and 2011: (1) the market specific operating profit margin range remained consistent; (2) the market long-term revenue growth rates were relatively consistent; (3)  the discount rate remained consistent; and (4) current year revenues were 4.6% higher than previously projected for 2012.

	Fourth	Fourth
	Quarter	Quarter
	2012	2011
Discount rates	12.0% - 12.2%	11.9% - 12.2%
Operating profit margin ranges	17.4% - 35.8%	17.4% - 35.8%
Market long-term revenue growth rates	1.75% - 3.1%	2.0% - 3.0%

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

2011 Impairment Test

During the fourth quarter of 2011, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

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

We have recorded amortizable intangible assets at December 31, 2012 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,511	$4,511	$—
Favorable lease agreements	5,862	5,540	322
Other intangibles	1,731	1,577	154
Total amortizable intangible assets	$12,104	$11,628	$476

We have recorded amortizable intangible assets at December 31, 2011 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)

Non-competition agreements	$4,511	$4,511	$—
Favorable lease agreements	5,862	5,504	358
Other intangibles	1,716	1,562	154
Total amortizable intangible assets	$12,089	$11,577	$512

Aggregate amortization expense for these intangible assets for the years ended December 31, 2012, 2011 and 2010, was $51,000, $50,000 and $49,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is $52,000, $52,000, $38,000, $37,000 and $37,000, respectively.

3.	Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). This transaction was completed on January 31, 2013 and we recognized a gain of approximately $200,000, net of tax, on the sale of WXVT during the first quarter of 2013.

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, certain amounts in the consolidated financial statement have been reclassified. The assets and liabilities of WXVT have been classified as held for sale and the net results of operations have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)

Credit Agreement:
Term loan	$57,750	$58,500
Revolving credit facility	—	9,500
Secured debt of affiliate	1,078	1,078
	58,828	69,078
Amounts payable within one year	—	3,000
	$58,828	$66,078

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2013	$—
2014	1,078
2015	—
2016	57,750
2017	—
Thereafter	—
$58,828

On June 13, 2011, we entered into a new credit facility with a group of banks, to refinance our outstanding debt under our old credit agreement (the “Old Credit Agreement”). We wrote off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $1.3 million, pre-tax, due to this refinancing during the quarter ended June 30, 2011.

Our credit facility, providing availability up to $117.8 million at December 31, 2012 (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016. An additional $40 million financing may, in the future, be made available to the Company subject to compliance with terms and conditions of the Credit Facility.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2012. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2012, we have no required amortization payment.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.2117% at December 31, 2012) plus 1.50% to 2.75% or the base rate plus 0.50% to 1.75%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.375% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2012) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Cash paid during the period for:
Interest	$1,559	$2,788	$4,504
Income taxes	$6,999	$3,202	$4,664
Non-cash transactions:
Barter revenue	$4,188	$4,369	$4,554
Barter expense	$3,894	$4,138	$4,541
Acquisition of property and equipment	$99	$286	$137

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2012	2011
	(In thousands)

Deferred tax liabilities:
Property and equipment	$9,205	$9,766
Intangible assets	10,437	5,538
Prepaid expenses	616	439
Total deferred tax liabilities	20,258	15,743
Deferred tax assets:
Allowance for doubtful accounts	233	319
Compensation	3,195	3,060
Other accrued liabilities	76	150
Loss carry forwards	58	92
	3,562	3,621
Less: valuation allowance	58	92
Total net deferred tax assets	3,504	3,529
Net deferred tax liabilities	$16,754	$12,214

Current portion of deferred tax assets	$892	$1,169
Non-current portion of deferred tax liabilities	(17,646)	(13,383)
Net deferred tax liabilities	$(16,754)	$(12,214)

At December 31, 2012, we have state and local tax loss carry forwards of approximately $1,334,000, which will expire from 2013 to 2023. During 2012, we utilized approximately $708,000 in state and local tax loss carry forwards, approximately $67,000 in state and local tax loss carry forwards expired and accordingly, the valuation allowances decreased by $34,000. At December 31, 2012, the valuation allowance for net deferred tax assets relates to state loss carry forwards. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2012 and 2011, net deferred tax liabilities include a deferred tax asset of $1,199,000 and $1,236,000, respectively, relating to stock-based compensation expense. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheet at December 31, 2012 and 2011. See Note7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Current:
Federal	$6,160	$1,820	$4,320
State	1,150	510	1,000
Total current	7,310	2,330	5,320
Total deferred	4,540	6,100	5,080
	$11,850	$8,430	$10,400
Taxes are allocated as follows:
Continuing operations	$11,939	$8,604	$10,619
Discontinued operations	(89)	(174)	(219)
	$11,850	$8,430	$10,400

In addition, we recognized tax expense of $25,000, $0 and $0 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2012, 2011 and 2010, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Tax expense at U.S. statutory rates	$10,486	$7,260	$8,875
State tax expense, net of federal benefit	1,356	1,116	1,523
Other, net	42	69	164
Change in valuation allowance on loss carry forwards	(34)	(15)	(162)
	$11,850	$8,430	$10,400
Discontinued operations	89	174	219
	$11,939	$8,604	$10,619

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2007. During the first quarter of 2012, the IRS commenced an examination of the Company’s 2010 U.S. federal income tax return which was completed in the third quarter of 2012 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the balance sheets at December 31, 2012 and 2011 are tax accruals of approximately $16,000 and $56,000, respectively for uncertain tax positions. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2012 and 2011, we had no tax-related interest or penalties and had $0 and $13,000 accrued at December 31, 2012 and 2011, respectively.

In March 2012, the Compensation Committee recommended, and the Board approved, a $350,000 discretionary bonus to the CEO for the year ended December 31, 2011. As a result of the CEO’s total gross compensation, approximately $177,000 was nondeductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. For the years ended December 31, 2012, 2011 and 2010, we had $22,000, $196,000 and $567,000, respectively, of total compensation expense related to stock options. This expense is included in corporate general and administrative expense of our results of operations. The associated future income tax benefit recognized for the years ended December 31, 2012, 2011 and 2010 was $9,000, $80,000 and $231,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following summarizes the stock option transactions for the 2005 and 2003 Plans and the 1992 Stock Option Plan (the “1992 Plan”) for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at January 1, 2010	517,905	$40.92
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(125,957)	47.61
Outstanding at December 31, 2010	391,948	$38.78	3.9	$—

Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(88,316)	43.50
Outstanding at December 31, 2011	303,632	$37.40	3.6	$135,886

Granted	—	—
Exercised	(9,796)	27.26
Forfeited/canceled/expired	(33,176)	61.69
Outstanding at December 31, 2012	260,660	$34.69	3.0	$1,253,039

Vested and Exercisable at December 31, 2012	260,660	$34.69	3.0	$1,253,039

The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $72,200. Cash received from stock options exercised during the year ended December 31, 2012 was $287,600. No options were exercised during the years ended December 31, 2011 and 2010.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the 2005, 2003 and 1992 Plans for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2010	107,270	$14.81
Granted	—	—
Vested	(55,537)	15.66
Forfeited/canceled/expired	(4,860)	13.94
Non-vested at December 31, 2010	46,873	$13.88
Granted	—	—
Vested	(37,150)	13.73
Forfeited/canceled/expired	(440)	14.48
Non-vested at December 31, 2011	9,283	$14.48
Granted	—	—
Vested	(9,283)	14.48
Forfeited/canceled/expired	—	—
Non-vested at December 31, 2012	—	$—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2010	49,824	$23.59
Granted	—	—
Vested	(18,792)	26.94
Forfeited/canceled/expired	(2,868)	21.64
Outstanding at December 31, 2010	28,164	$21.55
Granted	—	—
Vested	(14,187)	23.46
Forfeited/canceled/expired	(765)	19.32
Outstanding at December 31, 2011	13,212	$19.61
Granted	—	—
Vested	(7,641)	20.82
Forfeited/canceled/expired	(40)	17.97
Non-vested and outstanding at December 31, 2012	5,531	$17.97

Weighted average remaining contractual life (in years)	.5

The weighted average grant date fair value of restricted stock that vested during 2012, 2011 and 2010 was $159,000, $333,000 and $506,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $16,000, $127,000 and $329,000 at December 31, 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010 we had $110,000, $187,000 and $360,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2012, 2011 and 2010 was $45,000, $77,000 and $147,000, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $12,000, $16,000 and $23,000 in 2012, 2011 and 2010, respectively. The Company’s discretionary contribution to the plan was approximately $230,000 for the year ended December 31, 2012. The Company did not make a discretionary contribution to the 401(k) Plan for the years ended December 31, 2011 or 2010.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2012, 2011 and 2010 was $126,000, $141,000 and $218,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2012 his average annual compensation, as defined by the employment agreement was approximately $1,185,000.

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

On December 15, 2010, Mr. Christian agreed to defer approximately $134,000 of his 2011 salary to be paid 100% on January 20, 2012. On December 19, 2011, Mr. Christian agreed to defer approximately $100,000 of his 2012 salary to be paid 100% on January 25, 2013. On December 27, 2012, Mr. Christian agreed to defer approximately $100,000 of his 2013 salary to be paid 100% on January 10, 2014.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Steven J. Goldstein, Executive Vice President and Group Program Director, Warren S. Lada, Executive Vice President of Operations and Marcia K. Lobaito, Senior Vice President, Corporate Secretary and Director of Business Affairs, entered into Change in Control Agreements. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. Under the TBA, during 2012, 2011 and 2010, we paid Surtsey Media fees of approximately $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term is extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media are increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula.

 In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2012, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2012, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). We paid fees under the agreements during 2012, 2011 and 2010 of approximately $4,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses. The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement are terminated, (ii) the terms of the continuing Station Agreements are extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

 Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $10,000, $10,000 and $18,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

In February 2012, we sold a used vehicle to the daughter of Mr. Christian. The vehicle was sold at its fair market value of $38,000.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of five members at December 31, 2012. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2012 was $1,400,000 ($1,511,000 and $1,608,000 for the years ended December 31, 2011 and 2010, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2012 (in thousands):

2013	$1,216
2014	721
2015	582
2016	446
2017	283
Thereafter	2,929
$6,177

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2012 (in thousands):

2013	$616
2014	507
2015	255
2016	37
2017	33
Thereafter	21
$1,469
Amounts due within one year (included in accounts payable)	616
$853

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

We measure the fair value of time deposits based on quoted market prices of similar assets and other significant inputs derived from or corroborated by observable market data and are considered a level 2.

Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value and is considered a level 2.

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

In 2012, 2011 and 2010 the Company reviewed the fair value of its broadcasting licenses, net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values. As such, no non-recurring fair value measures were utilized in the aforementioned periods.

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

			Corporate	Assets Held
	Radio	Television	and Other	For Sale	Consolidated
	(In thousands)

Year ended December 31, 2012:
Net operating revenue	$111,763	$18,496	$—		$130,259
Station operating expense	77,992	12,296	—		90,288
Corporate general and administrative	—	—	7,960		7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)		$32,011

Depreciation and amortization	$5,222	$1,411	$225		$6,858

Capital additions	$3,786	$977	$46		$4,809

Broadcast licenses, net	$80,773	$9,588	$—		$90,361

Total assets at December 31, 2012	$148,163	$23,013	$23,261	$2,893	$197,330

			Corporate	Assets Held
	Radio	Television	and Other	For Sale	Consolidated
	(In thousands)

Year ended December 31, 2011:
Net operating revenue	$108,938	$16,335	$—		$125,273
Station operating expense	79,130	11,799	—		90,929
Corporate general and administrative	—	—	7,590		7,590
Operating income (loss) from continuing operations	$29,808	$4,536	$(7,590)		$26,754

Depreciation and amortization	$5,518	$1,351	$232		$7,101

Capital additions	$3,990	$1,268	$152		$5,410

Broadcast licenses, net	$80,768	$9,588	$—		$90,356

Total assets at December 31, 2011	$148,973	$23,712	$14,542	$3,107	$190,334

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2010:
Net operating revenue	$109,891	$15,942	$—	$125,833
Station operating expense	79,012	11,323	—	90,335
Corporate general and administrative	—	—	7,274	7,274
Operating income (loss) from continuing operations	$30,879	$4,619	$(7,274)	$28,224

Depreciation and amortization	$5,772	$1,339	$224	$7,335

Capital additions	$3,295	$788	$58	$4,141

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands, except per share data)

Net operating revenue	$29,323	$28,248	$32,986	$32,764	$32,409	$32,027	$35,541	$32,234
Station operating expenses	22,360	22,134	21,959	23,016	22,379	22,939	23,590	22,840
Corporate G&A	1,949	1,940	1,940	1,949	1,910	1,965	2,161	1,736
Operating income from continuing operations	5,014	4,174	9,087	7,799	8,120	7,123	9,790	7,658
Other (income) expenses:
Interest expense	528	1,157	458	1,034	381	646	366	583
Write-off debt issuance costs	—	—	—	1,326	—	—	—	—
Other	(2)	63	(8)	(95)	145	27	144	524
Income from continuing operations before tax	4,488	2,954	8,637	5,534	7,594	6,450	9,280	6,551
Income tax provision	1,785	1,206	3,438	2,251	3,227	2,473	3,489	2,674
Income from continuing operations, net of tax	2,703	1,748	5,199	3,283	4,367	3,977	5,791	3,877
Income (loss) from discontinued operations, net of tax	2	(86)	(67)	(113)	(39)	(283)	(31)	228
Net income	$2,705	$1,662	$5,132	$3,170	$4,328	$3,694	$5,760	$4,105
Basic earnings (loss) per share:
From continuing operations	$.48	$.31	$.92	$.58	$.77	$.70	$1.02	$.69
From discontinued operations	—	(.02)	(.01)	(.02)	(.01)	(.05)	—	.04
Earnings per share	$.48	$.29	$.91	$.56	$.76	$.65	$1.02	$.73

Weighted average common shares	5,658	5,649	5,661	5,656	5,661	5,656	5,663	5,656
Diluted earnings (loss) per share:
From continuing operations	$.48	$.31	$.92	$.58	$.77	$.70	$1.02	$.68
From discontinued operations	—	(.02)	(.01)	(.02)	(.01)	(.05)	(.01)	.04
Diluted earnings per share	$.48	$.29	$.91	$.56	$.76	$.65	$1.01	$.72
Weighted average common and common equivalent shares	5,678	5,657	5,663	5,660	5,670	5,661	5,692	5,663

The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President and Chief Financial Officer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

/s/ Clarke R. Brown, Jr. Clarke R. Brown, Jr.	Director

/s/ David B. Stephens David B. Stephens	Director

/s/ Gary G. Stevens Gary G. Stevens	Director

/s/ W. Russell Withers, Jr. W. Russell Withers, Jr.	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(a)(2)	9	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(b)	7	Bylaws, as amended May 23, 2007.
4(b)	11	Credit Agreement dated as of June 13, 2011 among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Merrill Lynch Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, Huntington National Bank, as Documentation Agent, and certain other financial institutions as party thereto.
10(c)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(f)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(g)	10	Chief Executive Officer Annual Incentive Plan.
10(h)	4	Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(j)	5	Form of Stock Option Agreement — Restricted Stock for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(k)	5	Form of Stock Option Agreement — Non-Qualified for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(l)	5	Form of Stock Option Agreement — Incentive Stock Option for Participants in the Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(o)	6	Amendments to Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(p)	11	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(q)	8	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(r)	8	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(s)	8	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(t)	8	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

10	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

