Form 10-Q
period 2013-03-31
SAGA COMMUNICATIONS INC
filed 2013-05-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 3, 2013 was 4,885,926 and 796,309, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — March 31, 2013 and December 31, 2012	3
Condensed consolidated statements of income — Three months ended March 31, 2013 and 2012	4
Condensed consolidated statements of cash flows —Three months ended March 31, 2013 and 2012	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	19
Signatures	20
EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,292	$15,915
Accounts receivable, net	16,930	19,692
Prepaid expenses and other current assets	2,187	2,482
Barter transactions	1,593	1,347
Deferred income taxes	872	892
Current assets of station held for sale	—	106
Total current assets	46,874	40,434
Property and equipment	156,454	155,779
Less accumulated depreciation	98,473	97,317
Net property and equipment	57,981	58,462
Other assets:
Broadcast licenses, net	90,373	90,361
Other intangibles, deferred costs and investments, net	5,342	5,286
Assets of station held for sale	—	2,787
	$200,570	$197,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,802	$2,218
Payroll and payroll taxes	6,187	6,364
Other accrued expenses	3,337	3,244
Barter transactions	1,675	1,417
Current liabilities of station held for sale	—	125
Total current liabilities	13,001	13,368
Deferred income taxes	18,237	17,646
Long-term debt	58,828	58,828
Other liabilities	3,095	3,132
Liabilities of station held for sale	—	147
Total liabilities	93,161	93,121
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	51,166	51,061
Retained earnings	84,691	81,746
Treasury stock	(28,520)	(28,670)
Total stockholders’ equity	107,409	104,209
	$200,570	$197,330

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,957	$29,323
Station operating expenses	22,088	22,360
Corporate general and administrative	1,948	1,949
Operating income from continuing operations	4,921	5,014
Other expenses, net:
Interest expense	358	528
Other expense (income), net	25	(2)
Income from continuing operations before tax	4,538	4,488
Income tax provision	1,812	1,785
Income from continuing operations, net of tax	2,726	2,703
Income from discontinued operations, net of tax	223	2
Net income	$2,949	$2,705
Basic earnings per share:
From continuing operations	$0.48	$0.48
From discontinued operations	0.04	—
Basic earnings per share	$0.52	$0.48
Weighted average common shares	5,673	5,658
Diluted earnings per share:
From continuing operations	$0.47	$0.48
From discontinued operations	0.04	—
Diluted earnings per share	$0.51	$0.48
Weighted average common and common equivalent shares	5,738	5,678

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$7,726	$8,798
Cash flows from investing activities:
Proceeds from sale of television station	2,960	—
Acquisition of property and equipment	(1,177)	(1,189)
Other investing activities	(135)	(75)
Net cash provided by (used in) investing activities	1,648	(1,264)
Cash flows from financing activities:
Payments on long-term debt	—	(7,750)
Other financing activities	3	(80)
Net cash provided by (used in) financing activities	3	(7,830)
Net increase (decrease) in cash and cash equivalents	9,377	(296)
Cash and cash equivalents, beginning of period	15,915	6,991
Cash and cash equivalents, end of period	$25,292	$6,695

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

On January 16, 2013 the Company consummated a four-for-three stock split of its Class A and Class B Common Stock, to shareholders of record as of the close of business on December 28, 2012. The stock split increased the Company’s issued and outstanding shares of common stock from 3,659,753 shares of Class A Common Stock and 597,504 shares of Class B Common Stock to 4,879,186 and 796,672 shares, respectively.

All share and per share information in the accompanying financial statements have been restated retroactively to reflect the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$2,949	$2,705

Denominator:
Denominator for basic earnings per share— weighted average shares	5,673	5,658
Effect of dilutive securities:
Common stock equivalents	65	20
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,738	5,678
Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.51	$0.48

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 29,000 and 125,000 for the three months ended March 31, 2013 and 2012, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2013.

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

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely that not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. This update was adopted on January 1, 2013 and did not have a material impact on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2013:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2012	6,360	797
Exercised options	10	—
Balance, December 31, 2012	6,370	797
Exercised options	3	—
Conversion of shares	1	(1)
Balance, March 31, 2013	6,374	796

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2013 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

5. Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). This transaction was completed on January 31, 2013 and we recognized a gain of approximately $223,000, net of tax, on the sale of WXVT during the first quarter of 2013.

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

Stock-Based Compensation

For the three months ended March 31, 2012, we had $22,000 of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the three months ended March 31, 2012 was $9,000. The stock options were fully expensed at March 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2013.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the three months ended March 31, 2013:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2013	260,660	$34.69	3.0	$1,253,039
Exercised	(3,486)	28.47
Outstanding at March 31, 2013	257,174	$34.77	2.7	$3,287,930
Exercisable at March 31, 2013	257,174	$34.77	2.7	$3,287,930

All stock options were fully vested at December 31, 2012.

The following summarizes the restricted stock transactions for the three months ended March 31, 2013:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2013	5,531	$17.97
Vested	(5,531)	17.97
Non-vested and outstanding at March 31, 2013	—	$—

For the three months ended March 31, 2013 and 2012, we had $16,000 and $35,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2013 and 2012 was $7,000 and $14,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Credit Agreement:
Term loan	$57,750	$57,750
Revolving credit facility	—	—
Secured debt of affiliate	1,078	1,078
	58,828	58,828
Amounts payable within one year	—	—
	$58,828	$58,828

Our credit facility providing availability up to $117.8 million at March 31, 2013 (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2013, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2013:
Net operating revenue	$24,462	$4,495	$—	$28,957
Station operating expense	19,007	3,081	—	22,088
Corporate general and administrative	—	—	1,948	1,948
Operating income (loss) from continuing operations	$5,455	$1,414	$(1,948)	$4,921
Depreciation and amortization	$1,242	$342	$57	$1,641
Total assets	$145,538	$22,782	$32,250	$200,570

			Corporate
	Radio	Television	and Other		Consolidated
		(In thousands)
Three Months Ended March 31, 2012:
Net operating revenue	$25,199	$4,124	$—		$29,323
Station operating expense	19,354	3,006	—		22,360
Corporate general and administrative	—	—	1,949		1,949
Operating income (loss) from continuing operations	$5,845	$1,118	$(1,949)		$5,014
Depreciation and amortization	$1,297	$339	$57		$1,693
Total assets	$146,667	$23,456	$16,790	*	$186,913

*	Includes $3,037 of Assets held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2013 and 2012, approximately 89% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a considerable increase in revenue due to political advertising. Because 2013 is a non-election year, we expect political revenue to significantly decrease in 2013.

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

During the three months ended March 31, 2013 and 2012 and the years ended December 31, 2012 and 2011, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets, when combined, represented approximately 28%, 29%, 30% and 30%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	7%	6%	7%	6%
Des Moines, Iowa	6%	6%	6%	7%
Manchester, New Hampshire	5%	5%	6%	5%
Milwaukee, Wisconsin	10%	11%	11%	12%

We have experienced a significant decline in our net operating revenue for the three months ended March 31, 2013 and year ended December 31, 2012, as compared to the corresponding periods of 2012 and 2011, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

During the three months ended March 31, 2013 and 2012 and the years ended December 31, 2012 and 2011, the radio stations in our four largest markets when combined, represented approximately 30%, 33%, 34% and 33%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	8%	7%	8%	6%
Des Moines, Iowa	3%	4%	5%	5%
Manchester, New Hampshire	7%	8%	8%	7%
Milwaukee, Wisconsin	12%	14%	13%	15%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2013 and 2012, approximately 83% of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a considerable increase in revenue due to political advertising. Because 2013 is a non-election year, we expect political revenue to significantly decrease in 2013.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 9%, 9% and 9%, respectively, of our net operating revenues, and approximately 14%, 12%, 11% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the three months ended March 31, 2013 and 2012 and the years ended December 31, 2012 and 2011.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2013 and 2012.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$28,957	$29,323	$(366)	(1.2)%
Station operating expense	22,088	22,360	(272)	(1.2)%
Corporate general and administrative	1,948	1,949	(1)	(0.1)%
Operating income from continuing operations	4,921	5,014	(93)	(1.9)%
Interest expense	358	528	(170)	(32.2)%
Other expense (income), net	25	(2)	27	N/M
Income from continuing operations before income tax	4,538	4,488	50	1.1%
Income tax provision	1,812	1,785	27	1.5%
Income from continuing operations, net of income taxes	2,726	2,703	23	0.9%
Income from discontinued operations, net of income taxes	223	2	221	N/M %
Net income	$2,949	$2,705	$244	9.0%
Earnings per share:
From continuing operations	$.47	$.48	$(.01)	(2.1)%
From discontinued operations	.04	—	.04	N/M
Earnings per share (diluted)	$.51	$.48	$.03	6.3%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$24,462	$25,199	$(737)	(2.9)%
Station operating expense	19,007	19,354	(347)	(1.8)%
Operating income	$5,455	$5,845	$(390)	(6.7)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,495	$4,124	$371	9.0%
Station operating expense	3,081	3,006	75	2.5%
Operating income	$1,414	$1,118	$296	26.5%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2013:
Net operating revenue	$24,462	$4,495	$—	$28,957
Station operating expense	19,007	3,081	—	22,088
Corporate general and administrative	—	—	1,948	1,948
Operating income (loss) from continuing operations	$5,455	$1,414	$(1,948)	$4,921

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2012:
Net operating revenue	$25,199	$4,124	$—	$29,323
Station operating expense	19,354	3,006	—	22,360
Corporate general and administrative	—	—	1,949	1,949
Operating income (loss) from continuing operations	$5,845	$1,118	$(1,949)	$5,014

Consolidated

For the three months ended March 31, 2013, consolidated net operating revenue was $28,957,000 compared with $29,323,000 for the three months ended March 31, 2012, a decrease of $366,000 or 1%. Gross local revenue and gross retransmission consent revenue increased $326,000 and $106,000, respectively, from the first quarter of 2012. Gross national revenue and gross political revenue decreased $505,000 and $438,000, respectively. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH, Des Moines, IA and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Milwaukee, WI market. The decrease in gross national revenue is due to an overall decline in national advertising in our Radio segment. The decrease in gross political revenue was expected since 2013 is not an election year.

Station operating expense was $22,088,000 for the three months ended March 31, 2013, compared with $22,360,000 for the three months ended March 31, 2012, a decrease of $272,000 or 1%. This decrease was primarily a result of reductions in health care costs and music licensing fees of $158,000 and $187,000, respectively.

Operating income from continuing operations for the three months ended March 31, 2013 was $4,921,000 compared to $5,014,000 for the three months ended March 31, 2012, a decrease of $93,000 or 2%. The decrease was a result of the decrease in net operating revenue offset by the decrease in station operating expense, described in detail above.

We generated net income of $2,949,000 ($.51 per share on a fully diluted basis) during the three months ended March 31, 2013, compared to $2,705,000 ($.48 per share on a fully diluted basis) for the three months ended March 31, 2012, an increase of $244,000 or 9%. We had a decrease in operating income from continuing operations of $93,000, as described above, and a decrease in interest expense of $170,000. The decrease in interest expense was attributable to an average decrease in market interest rates of approximately 0.74% and a decrease in average debt outstanding. In the current year we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. Please refer to Note 5 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more on our discontinued operations.

Radio Segment

For the three months ended March 31, 2013, net operating revenue of the radio segment was $24,462,000 compared with $25,199,000 for the three months ended March 31, 2012, which represents a decrease of $737,000 or 3%. Gross national revenue and gross political revenue decreased $576,000 and $343,000, respectively, from the first quarter of 2012. The decrease in gross national revenue is due to an overall decline in national advertising in our Radio segment and the decrease in gross political revenue was expected since 2013 is not an election year. Gross local revenue was unchanged from the prior year.

Station operating expense for the radio segment was $19,007,000 for the three months ended March 31, 2013, compared with $19,354,000 for the three months ended March 31, 2012, a decrease of $347,000 or 2%. This decrease was primarily a result of reductions in health care costs and music licensing fees of $134,000 and $189,000, respectively.

Operating income in the radio segment decreased $390,000 to $5,455,000 for the three months ended March 31, 2013, from $5,845,000 for the three months ended March 31, 2012. The decrease was a result of the decline in net operating revenue as described above.

Television Segment

For the three months ended March 31, 2013, net operating revenue of our television segment was $4,495,000 compared with $4,124,000 for the three months ended March 31, 2012, an increase of $371,000 or 9%. Gross local revenue and gross retransmission consent revenue increased $327,000 and $106,000, respectively, from the first quarter of 2012. The increase in local revenue was attributable to increased advertising from the automotive industry. Gross national revenue increased $71,000 and gross political revenue decreased $95,000 as compared to the prior year. The decrease in gross political revenue was expected since 2013 is not an election year.

Station operating expense in the television segment for the three months ended March 31, 2013 was $3,081,000, compared with $3,006,000 for the three months ended March 31, 2012, an increase of $75,000 or 2%. Sales expenses increased $77,000 in the current quarter as a result of the increase in revenue.

Operating income in the television segment for the three months ended March 31, 2013 was $1,414,000 compared with $1,118,000 for the three months ended March 31, 2012, an increase of $296,000 or 26%. The increase was a direct result of the improvement in net operating revenue described in detail above.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $117.8 million at March 31, 2013 (the “Credit Facility”) consists of a $57.8 million term loan (the “Term Loan”) and a $60 million revolving loan (the “Revolving Credit Facility”) and matures on June 13, 2016.

We had $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2013, we have no required amortization payment.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the three months ended March 31, 2013 and 2012, we had net cash flows from operating activities of $7,726,000 and $8,798,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2013 were $1,177,000 ($1,189,000 in 2012). We anticipate capital expenditures in 2013 to be approximately $5.0 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2013. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Program	Program(a)
January 1 — January 31, 2013	—	$—	—	$14,243,789
February 1 — February 28, 2013	—	$—	—	$30,000,000
March 1 — March 31, 2013	2,179	$43.98	2,179	$29,904,167
Total	2,179	$43.98	2,179	$29,904,167

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 10, 2013	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2013	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

