Form 10-Q
period 2013-06-30
SAGA COMMUNICATIONS INC
filed 2013-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 2, 2013 was 4,887,843 and 796,309, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2013 and December 31, 2012	3
Condensed consolidated statements of income — Three and six months ended June 30, 2013 and 2012	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2013 and 2012	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
PART II OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 6. Exhibits	22
Signatures	23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,303	$15,915
Accounts receivable, net	19,772	19,692
Prepaid expenses and other current assets	2,777	2,482
Barter transactions	1,682	1,347
Deferred income taxes	861	892
Current assets of station held for sale	—	106
Total current assets	44,395	40,434
Property and equipment	157,656	155,779
Less accumulated depreciation	100,000	97,317
Net property and equipment	57,656	58,462
Other assets:
Broadcast licenses, net	90,373	90,361
Other intangibles, deferred costs and investments, net	5,559	5,286
Assets of station held for sale	—	2,787
	$197,983	$197,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,793	$2,218
Payroll and payroll taxes	5,849	6,364
Other accrued expenses	2,889	3,244
Barter transactions	1,801	1,417
Current portion of long-term debt	1,078	—
Current liabilities of station held for sale	—	125
Total current liabilities	13,410	13,368
Deferred income taxes	19,209	17,646
Long-term debt	50,000	58,828
Other liabilities	3,092	3,132
Liabilities of station held for sale	—	147
Total liabilities	85,711	93,121
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	51,222	51,061
Retained earnings	89,498	81,746
Treasury stock	(28,520)	(28,670)
Total stockholders’ equity	112,272	104,209
	$197,983	$197,330

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$33,832	$32,986	$62,789	$62,309
Station operating expense	23,493	21,959	45,581	44,319
Corporate general and administrative	1,982	1,940	3,930	3,889
Operating income from continuing operations	8,357	9,087	13,278	14,101
Other expenses, net:
Interest expense	357	458	715	986
Other expense (income), net	66	(8)	91	(10)
Income from continuing operations before tax	7,934	8,637	12,472	13,125
Income tax provision	3,130	3,438	4,942	5,223
Income from continuing operations, net of tax	4,804	5,199	7,530	7,902
Income (loss) from discontinued operations, net of tax	—	(67)	223	(65)
Net income	$4,804	$5,132	$7,753	$7,837
Basic earnings (loss) per share:
From continuing operations	$.85	$.92	$1.33	$1.40
From discontinued operations	—	(.01)	.04	(.01)
Basic earnings per share	$.85	$.91	$1.37	$1.39
Weighted average common shares	5,683	5,661	5,677	5,658
Diluted earnings (loss) per share:
From continuing operations	$.84	$.92	$1.31	$1.39
From discontinued operations	—	(.01)	.04	(.01)
Diluted earnings per share	$.84	$.91	$1.35	$1.38
Weighted average common and common equivalent shares	5,745	5,663	5,740	5,667

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$11,046	$14,756
Cash flows from investing activities:
Proceeds from sale of television station	2,960	—
Acquisition of property and equipment	(2,465)	(2,502)
Other investing activities	(173)	(74)
Net cash provided by (used in) investing activities	322	(2,576)
Cash flows from financing activities:
Payments on long-term debt	(7,750)	(10,250)
Payments for debt amendment fees	(289)	—
Other financing activities	59	(80)
Net cash used in financing activities	(7,980)	(10,330)
Net increase in cash and cash equivalents	3,388	1,850
Cash and cash equivalents, beginning of period	15,915	6,991
Cash and cash equivalents, end of period	$19,303	$8,841

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$4,804	$5,132	$7,753	$7,837

Denominator:
Denominator for basic earnings per share — weighted average shares	5,683	5,661	5,677	5,658
Effect of dilutive securities:
Common stock equivalents	62	2	63	9
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,745	5,663	5,740	5,667
Basic earnings per share:	$.85	$.91	$1.37	$1.39
Diluted earnings per share:	$.84	$.91	$1.35	$1.38

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 14,000 for the three and six months ended June 30, 2013 and 140,000 for the three and six months ended June 30, 2012. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2013.

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

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely that not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. This update was adopted on January 1, 2013 and did not have any material effect on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2013:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2012	6,360	797
Exercised options	10	—
Balance, December 31, 2012	6,370	797
Exercised options	5	—
Conversion of shares	1	(1)
Balance, June 30, 2013	6,376	796

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2013 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

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

Stock-Based Compensation

For the six months ended June 30, 2012, we had $22,000 of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the six months ended June 30, 2012 was $9,000. The stock options were fully expensed at March 31, 2012, therefore there was no compensation expense related to stock options for the three months ended June 30, 2012 or the three and six months ended June 30, 2013.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the six months ended June 30, 2013:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2013	260,660	$34.69	3.0	$1,253,039
Exercised	(5,403)	28.22
Expired	(15,299)	57.66
Outstanding at June 30, 2013	239,958	$33.67	2.6	$3,173,242
Exercisable at June 30, 2013	239,958	$33.67	2.6	$3,173,242

All stock options were fully vested at December 31, 2012.

The following summarizes the restricted stock transactions for the six months ended June 30, 2013:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2013	5,531	$17.97
Vested	(5,531)	17.97
Non-vested and outstanding at June 30, 2013	—	$—

For the six months ended June 30, 2013 and the three and six months ended June 30, 2012, we had $16,000, $25,000 and $60,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the six months ended June 30, 2013 and the three and six months ended June 30, 2012, was $7,000, $10,000 and $24,000, respectively. The restricted stock was fully expensed at March 31, 2013, therefore there was no compensation expense related to restricted stock for the three months ended June 30, 2013.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Credit Agreement:
Term loan	$30,000	$57,750
Revolving credit facility	20,000	—
Secured debt of affiliate	1,078	1,078
	51,078	58,828
Amounts payable within one year	1,078	—
	$50,000	$58,828

On May 31, 2013, we amended our $120 million credit facility (the “Credit Facility”) to (i) extend the maturity date to May 31, 2018; (ii) change the allocation between the term loan (the “Term Loan”) and the revolving loan (the “Revolving Credit Facility”) to $30 million and $90 million, respectively; (iii) modify the Consolidated Fixed Charge Coverage ratio to exclude distributions made when the Consolidated Leverage Ratio is less than 2.50 to 1.00 from the fixed charge component of such ratio; (iv) revise the interest rates and commitment fees, as set forth below; (v) remove the cap on additional business acquisitions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, cap such acquisitions at $35 million subject to certain conditions; and (vi) remove the cap on the annual aggregate of dividends, distributions, and stock redemptions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, such annual aggregate amount becomes subject to a pro forma covenant compliance.

We had $70 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2013, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.19535% at June 28, 2013) plus 1.25% to 2.25% (0.2117% at December 31, 2012, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25% (0.50% to 1.75% at December 31, 2012). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum (0.25% to 0.375% per annum at December 31, 2012) on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2013:
Net operating revenue	$28,674	$5,158	$—	$33,832
Station operating expense	20,215	3,278	—	23,493
Corporate general and administrative	—	—	1,982	1,982
Operating income (loss) from continuing operations	$8,459	$1,880	$(1,982)	$8,357
Depreciation and amortization	$1,249	$350	$56	$1,655

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2012:
Net operating revenue	$28,482	$4,504	$—	$32,986
Station operating expense	18,921	3,038	—	21,959
Corporate general and administrative	—	—	1,940	1,940
Operating income (loss) from continuing operations	$9,561	$1,466	$(1,940)	$9,087
Depreciation and amortization	$1,274	$346	$56	$1,676

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2013:
Net operating revenue	$53,136	$9,653	$—	$62,789
Station operating expense	39,222	6,359	—	45,581
Corporate general and administrative	—	—	3,930	3,930
Operating income (loss) from continuing operations	$13,914	$3,294	$(3,930)	$13,278
Depreciation and amortization	$2,491	$692	$113	$3,296
Total assets	$147,741	$23,068	$27,174	$197,983

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other		Consolidated
		(In thousands)
Six Months Ended June 30, 2012:
Net operating revenue	$53,682	$8,627	$—		$62,309
Station operating expense	38,276	6,043	—		44,319
Corporate general and administrative	—	—	3,889		3,889
Operating income (loss) from continuing operations	$15,406	$2,584	$(3,889)		$14,101
Depreciation and amortization	$2,571	$685	$113		$3,369
Total assets	$149,508	$23,657	$18,679	*	$191,844

*	Includes $2,960 of Assets held for sale.

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

 Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2013 and 2012, approximately 88% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular radio station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions, station popularity and format. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of inventory sell out ratios and pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

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

During the six months ended June 30, 2013 and 2012 and the years ended December 31, 2012 and 2011, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 34%, 34%, 35% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	7%	6%	7%	6%
Des Moines, Iowa	7%	7%	6%	7%
Manchester, New Hampshire	5%	5%	6%	5%
Milwaukee, Wisconsin	10%	12%	11%	12%
Norfolk, Virginia	5%	4%	5%	4%

We have experienced a significant decline in our net operating revenue for the six months ended June 30, 2013 and year ended December 31, 2012, as compared to the corresponding periods of 2012 and 2011, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

During the six months ended June 30, 2013 and 2012 and the years ended December 31, 2012 and 2011, the radio stations in our five largest markets when combined, represented approximately 38%, 40%, 40% and 36%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	8%	7%	8%	6%
Des Moines, Iowa	5%	5%	5%	5%
Manchester, New Hampshire	7%	8%	8%	7%
Milwaukee, Wisconsin	12%	15%	13%	15%
Norfolk, Virginia	6%	5%	6%	3%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2013 and 2012, approximately 83% and 84%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Our television market in Joplin, Missouri represented approximately 10%, 9%, 9% and 9%, respectively, of our net operating revenues, and approximately 13%, 11%, 11% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the six months ended June 30, 2013 and 2012 and the years ended December 31, 2012 and 2011.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2013 and 2012.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$33,832	$32,986	$846	2.6%
Station operating expense	23,493	21,959	1,534	7.0%
Corporate general and administrative	1,982	1,940	42	2.2%
Operating income from continuing operations	8,357	9,087	(730)	(8.0)%
Interest expense	357	458	(101)	(22.1)%
Other expense (income), net	66	(8)	74	N/M
Income from continuing operations before income tax	7,934	8,637	(703)	(8.1)%
Income tax provision	3,130	3,438	(308)	(9.0)%
Income from continuing operations, net of income taxes	4,804	5,199	(395)	(7.6)%
Loss from discontinued operations, net of income taxes	—	(67)	67	N/M
Net income	$4,804	$5,132	$(328)	(6.4)%
Earnings (loss) per share:
From continuing operations	$.84	$.92	$(.08)	(8.7)%
From discontinued operations	—	(.01)	.01	N/M
Earnings per share (diluted)	$.84	$.91	$(.07)	(7.7)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,674	$28,482	$192	0.7%
Station operating expense	20,215	18,921	1,294	6.8%
Operating income	$8,459	$9,561	$(1,102)	(11.5)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,158	$4,504	$654	14.5%
Station operating expense	3,278	3,038	240	7.9%
Operating income	$1,880	$1,466	$414	28.2%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2013:
Net operating revenue	$28,674	$5,158	$—	$33,832
Station operating expense	20,215	3,278	—	23,493
Corporate general and administrative	—	—	1,982	1,982
Operating income (loss) from continuing operations	$8,459	$1,880	$(1,982)	$8,357

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2012:
Net operating revenue	$28,482	$4,504	$—	$32,986
Station operating expense	18,921	3,038	—	21,959
Corporate general and administrative	—	—	1,940	1,940
Operating income (loss) from continuing operations	$9,561	$1,466	$(1,940)	$9,087

Consolidated

For the three months ended June 30, 2013, consolidated net operating revenue was $33,832,000 compared with $32,986,000 for the three months ended June 30, 2012, an increase of $846,000 or 3%. Gross local revenue and gross retransmission consent revenue increased $987,000 and $122,000, respectively, from the second quarter of 2012. Gross national revenue increased $342,000 and gross political revenue decreased $545,000. The increase in gross local revenue was attributable to improvements in our Columbus, OH and Victoria, TX markets, partially offset by a decline in gross local revenue in our Portland, ME and Milwaukee, WI markets. The increase in gross national revenue is due to an increase in national advertising on our Networks and in our television markets. The decrease in gross political revenue was expected since 2013 is not an election year and 2012 was an election year.

Station operating expense was $23,493,000 for the three months ended June 30, 2013, compared with $21,959,000 for the three months ended June 30, 2012, an increase of $1,534,000 or 7%. The increase is primarily a result of $851,000 in non-recurring credits received in the prior year quarter from two of our performance rights organizations for fees previously paid. Sales commissions and selling expenses increased $226,000 in the current quarter as a result of increased revenue. Salaries increased $150,000 as a result of programming contractual agreements and health care costs increased $90,000.

Operating income from continuing operations for the three months ended June 30, 2013 was $8,357,000 compared to $9,087,000 for the three months ended June 30, 2012, a decrease of $730,000 or 8%. The decrease was a result of the increase in net operating revenue offset by an increase in station operating expense, described above.

We generated net income of $4,804,000 ($.84 per share on a fully diluted basis) during the three months ended June 30, 2013, compared to $5,132,000 ($.91 per share on a fully diluted basis) for the three months ended June 30, 2012, a decrease of $328,000 or 6%. We had a decrease in operating income from continuing operations of $730,000, as described above, and a decrease in interest expense of $101,000. The decrease in interest expense was attributable to an average decrease in market interest rates and a decrease in average debt outstanding. Income tax expense decreased $308,000 in the current quarter, as a result of the decrease in operating income.

Radio Segment

For the three months ended June 30, 2013, net operating revenue of the radio segment was $28,674,000 compared with $28,482,000 for the three months ended June 30, 2012, which represents an increase of $192,000 or less than 1%. Gross national revenue and gross local revenue increased $139,000 and $454,000, respectively, from the second quarter of 2012. The increase in gross national revenue is attributable to an increase in national advertising on our Networks and the increase in gross local revenue is attributable to improvements in our Columbus, OH market, partially offset by a decline in gross local revenue in our Portland, ME and Milwaukee, WI markets. Gross political revenue decreased $404,000 in the current year quarter because 2013 is not an election year and 2012 was an election year.

Station operating expense for the radio segment was $20,215,000 for the three months ended June 30, 2013, compared with $18,921,000 for the three months ended June 30, 2012, an increase of $1,294,000 or 7%. The increase is primarily a result of $851,000 in non-recurring credits received in the prior year quarter from two of our performance rights organizations for fees previously paid. Sales commissions and selling expenses increased $157,000 in the current quarter.  Salaries increased $105,000 as a result of programming contractual agreements and health care costs increased $73,000.

Operating income in the radio segment decreased $1,102,000 to $8,459,000 for the three months ended June 30, 2013, from $9,561,000 for the three months ended June 30, 2012. The decrease was a result of the increase in station operating expense as described above.

Television Segment

For the three months ended June 30, 2013, net operating revenue of our television segment was $5,158,000 compared with $4,504,000 for the three months ended June 30, 2012, an increase of $654,000 or 15%. Gross local revenue and gross retransmission consent revenue increased $533,000 and $122,000, respectively, from the second quarter of 2012. The increase in local revenue was attributable to increased spending by the automotive industry and local broadcast television affiliates. Gross national revenue increased $203,000 and gross political revenue decreased $141,000 as compared to the prior year quarter. Increased advertising spending by phone and cellular companies led to the increase in gross national revenue and the decrease in gross political revenue was expected since 2013 is not an election year and 2012 was an election year.

Station operating expense in the television segment for the three months ended June 30, 2013 was $3,278,000, compared with $3,038,000 for the three months ended June 30, 2012, an increase of $240,000 or 8%. Sales expense and retransmission fees increased $69,000 and $47,000, respectively, in the current year quarter as a result of the increase in revenue.

Operating income in the television segment for the three months ended June 30, 2013 was $1,880,000 compared with $1,466,000 for the three months ended June 30, 2012, an increase of $414,000 or 28%. The increase was a direct result of the improvement in net operating revenue partially offset by the increase in station operating expense, described above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2013 and 2012.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$62,789	$62,309	$480	0.8%
Station operating expense	45,581	44,319	1,262	2.8%
Corporate general and administrative	3,930	3,889	41	1.1%
Operating income from continuing operations	13,278	14,101	(823)	(5.8)%
Interest expense	715	986	(271)	(27.5)%
Other expense (income), net	91	(10)	101	N/M
Income from continuing operations before tax	12,472	13,125	(653)	(5.0)%
Income tax provision	4,942	5,223	(281)	(5.4)%
Income from continuing operations, net of tax	7,530	7,902	(372)	(4.7)%
Income (loss) from discontinued operations, net of tax	223	(65)	288	N/M
Net income	$7,753	$7,837	$(84)	(1.1)%
Earnings (loss) per share:
From continuing operations	$1.31	$1.39	$(.08)	(5.8)%
From discontinued operations	.04	(.01)	.05	N/M
Earnings per share (diluted)	$1.35	$1.38	$(.03)	(2.2)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$53,136	$53,682	$(546)	(1.0)%
Station operating expense	39,222	38,276	946	2.5%
Operating income	$13,914	$15,406	$(1,492)	(9.7)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$9,653	$8,627	$1,026	11.9%
Station operating expense	6,359	6,043	316	5.2%
Operating income	$3,294	$2,584	$710	27.5%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2013:
Net operating revenue	$53,136	$9,653	$—	$62,789
Station operating expense	39,222	6,359	—	45,581
Corporate general and administrative	—	—	3,930	3,930
Operating income (loss) from continuing operations	$13,914	$3,294	$(3,930)	$13,278

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2012:
Net operating revenue	$53,682	$8,627	$—	$62,309
Station operating expense	38,276	6,043	—	44,319
Corporate general and administrative	—	—	3,889	3,889
Operating income (loss) from continuing operations	$15,406	$2,584	$(3,889)	$14,101

Consolidated

For the six months ended June 30, 2013, consolidated net operating revenue was $62,789,000 compared with $62,309,000 for the six months ended June 30, 2012, an increase of $480,000 or 1%. Gross local revenue and gross retransmission consent revenue increased $1,313,000 and $228,000, respectively, for the six months of 2013. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH, Norfolk, VA and Victoria, TX markets, partially offset by a decline in gross local revenue in our Portland, ME and Milwaukee, WI markets. Gross national revenue and gross political revenue decreased $163,000 and $983,000, respectively. The decrease in gross national revenue is due to an overall decline in national advertising in our radio segment and the decrease in gross political revenue was expected since 2013 is not an election year and 2012 was an election year.

Station operating expense was $45,581,000 for the six months ended June 30, 2013, compared with $44,319,000 for the six months ended June 30, 2012, an increase of $1,262,000 or 3%. The increase is primarily a result of $851,000 in non-recurring credits received in the prior year from two of our performance rights organizations for fees previously paid. Sales commissions and selling expenses increased $155,000 in the current year as a result of increased revenue. Advertising and promotions expense increased $105,000 in 2013 and was primarily attributable to increased billboard and TV advertising.

Operating income from continuing operations for the six months ended June 30, 2013 was $13,278,000 compared to $14,101,000 for the six months ended June 30, 2012, a decrease of $823,000 or 6%. The decrease was a result of the increase in net operating revenue offset by an increase in station operating expense, described above.

We generated net income of $7,753,000 ($1.35 per share on a fully diluted basis) during the six months ended June 30, 2013, compared to $7,837,000 ($1.38 per share on a fully diluted basis) for the six months ended June 30, 2012, a decrease of $84,000 or 1%. We had a decrease in operating income from continuing operations of $823,000, as described above, and a decrease in interest expense of $271,000. The decrease in interest expense was attributable to an average decrease in market interest rates of approximately 0.61% and a decrease in average debt outstanding. Income tax expense decreased $281,000 in the current year as a result of the decrease in operating income. In 2013 we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. See Note 5 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more on our discontinued operations.

Radio Segment

For the six months ended June 30, 2013, net operating revenue of the radio segment was $53,136,000 compared with $53,682,000 for the six months ended June 30, 2012, which represents a decrease of $546,000 or 1%. Gross national revenue and gross political revenue decreased $437,000 and $747,000, respectively, in 2013. The decrease in gross national revenue is due to an overall decline in national advertising and the decrease in gross political revenue was expected since 2013 is not an election year and 2012 was an election year. Gross local revenue increased $452,000 in 2013. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Portland, ME and Milwaukee, WI markets.

Station operating expense for the radio segment was $39,222,000 for the six months ended June 30, 2013, compared with $38,276,000 for the six months ended June 30, 2012, an increase of $946,000 or 2%. The increase is primarily a result of $851,000 in non-recurring credits received in the prior year from two of our performance rights organizations for fees previously paid. Advertising and promotions expense increased $138,000 in 2013 and was primarily attributable to increased billboard and TV advertising.

Operating income in the radio segment decreased $1,492,000 or 10% to $13,914,000 for the six months ended June 30, 2013, from $15,406,000 for the six months ended June 30, 2012. The decrease was a result of the decline in net operating revenue and increase in station operating expense, as described above.

Television Segment

For the six months ended June 30, 2013, net operating revenue of our television segment was $9,653,000 compared with $8,627,000 for the six months ended June 30, 2012, an increase of $1,026,000 or 12%. Gross local revenue and gross retransmission consent revenue increased $861,000 and $228,000, respectively, in 2013. The increase in local revenue was attributable to increased spending by the automotive industry and broadcast television affiliates. Gross national revenue increased $274,000 and gross political revenue decreased $236,000 as compared to the prior year. Increased advertising spending by phone and cellular companies led to the increase in gross national revenue and the decrease in gross political revenue was expected since 2013 is not an election year and 2012 was an election year.

Station operating expense in the television segment for the six months ended June 30, 2013 was $6,359,000, compared with $6,043,000 for the six months ended June 30, 2012, an increase of $316,000 or 5%. Sales expense and retransmission fees increased $146,000 and $71,000, respectively, in the current year as a result of the increase in revenue.

Operating income in the television segment for the six months ended June 30, 2013 was $3,294,000 compared with $2,584,000 for the six months ended June 30, 2012, an increase of $710,000 or 27%. The increase was a result of the improvement in net operating revenue partially offset by the increase in station operating expense, described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On May 31, 2013, we amended our $120 million credit facility (the “Credit Facility”) to (i) extend the maturity date to May 31, 2018; (ii) change the allocation between the term loan (the “Term Loan”) and the revolving loan (the “Revolving Credit Facility”) to $30 million and $90 million, respectively; (iii) modify the Consolidated Fixed Charge Coverage ratio to exclude distributions made when the Consolidated Leverage Ratio is less than 2.50 to 1.00 from the fixed charge component of such ratio; (iv) revise the interest rates and commitment fees, as set forth below; (v) remove the cap on additional business acquisitions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, cap such acquisitions at $35 million subject to certain conditions; and (vi) remove the cap on the annual aggregate of dividends, distributions, and stock redemptions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, such annual aggregate amount becomes subject to a pro forma covenant compliance.

We had $70 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2013, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.19535% at June 28, 2013) plus 1.25% to 2.25% (0.2117% at December 31, 2012, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25% (0.50% to 1.75% at December 31, 2012). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum (0.25% to 0.375% per annum at December 31, 2012) on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the six months ended June 30, 2013 and 2012, we had net cash flows from operating activities of $11,046,000 and $14,756,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2013 were $2,465,000 ($2,502,000 in 2012). We anticipate capital expenditures in 2013 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SAGA COMMUNICATIONS, INC.
Date: August 9, 2013	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2013	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

