Form 10-Q
period 2013-09-30
SAGA COMMUNICATIONS INC
filed 2013-11-12
CIK 886136

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 4, 2013 was 4,889,082 and 796,309, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — September 30, 2013 and December 31, 2012	3
Condensed consolidated statements of income — Three and nine months ended September 30, 2013 and 2012	4
Condensed consolidated statements of cash flows —Nine months ended September 30, 2013 and 2012	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
PART II OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 6. Exhibits	22
Signatures	23

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,454	$15,915
Accounts receivable, net	19,413	19,692
Prepaid expenses and other current assets	2,279	2,482
Barter transactions	1,621	1,347
Deferred income taxes	830	892
Current assets of station held for sale	—	106
Total current assets	51,597	40,434
Property and equipment	157,604	155,779
Less accumulated depreciation	101,198	97,317
Net property and equipment	56,406	58,462
Other assets:
Broadcast licenses, net	90,493	90,361
Other intangibles, deferred costs and investments, net	6,274	5,286
Assets of station held for sale	—	2,787
	$204,770	$197,330

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,577	$2,218
Payroll and payroll taxes	7,037	6,364
Other accrued expenses	2,499	3,244
Barter transactions	1,735	1,417
Current portion of long-term debt	1,078	—
Current liabilities of station held for sale	—	125
Total current liabilities	13,926	13,368
Deferred income taxes	20,240	17,646
Long-term debt	50,000	58,828
Other liabilities	3,953	3,132
Liabilities of station held for sale	—	147
Total liabilities	88,119	93,121
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	51,305	51,061
Retained earnings	93,794	81,746
Treasury stock	(28,520)	(28,670)
Total stockholders’ equity	116,651	104,209
	$204,770	$197,330

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

  SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,929	$32,409	$95,718	$94,718
Station operating expense	23,598	22,379	69,179	66,698
Corporate general and administrative	2,051	1,910	5,981	5,799
Operating income from continuing operations	7,280	8,120	20,558	22,221
Other expenses, net:
Interest expense	308	381	1,023	1,367
Other (income) expense, net	(144)	145	(53)	135
Income from continuing operations before tax	7,116	7,594	19,588	20,719
Income tax provision	2,820	3,227	7,762	8,450
Income from continuing operations, net of tax	4,296	4,367	11,826	12,269
Income (loss) from discontinued operations, net of tax	—	(39)	223	(104)
Net income	$4,296	$4,328	$12,049	$12,165
Basic earnings (loss) per share:
From continuing operations	$.76	$.77	$2.08	$2.17
From discontinued operations	—	(.01)	.04	(.02)
Basic earnings per share	$.76	$.76	$2.12	$2.15
Weighted average common shares	5,686	5,661	5,679	5,658
Diluted earnings (loss) per share:
From continuing operations	$.75	$.77	$2.06	$2.17
From discontinued operations	—	(.01)	.04	(.02)
Diluted earnings per share	$.75	$.76	$2.10	$2.15
Weighted average common and common equivalent shares	5,754	5,670	5,744	5,667

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$19,470	$21,521
Cash flows from investing activities:
Proceeds from sale of television station	2,960	—
Acquisition of property and equipment	(3,472)	(3,904)
Proceeds from sale and disposal of assets	774	38
Other investing activities	(296)	(192)
Net cash used in investing activities	(34)	(4,058)
Cash flows from financing activities:
Payments on long-term debt	(7,750)	(10,250)
Payments for debt amendment fees	(289)	—
Other financing activities	142	(80)
Net cash used in financing activities	(7,897)	(10,330)
Net increase in cash and cash equivalents	11,539	7,133
Cash and cash equivalents, beginning of period	15,915	6,991
Cash and cash equivalents, end of period	$27,454	$14,124

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

Earnings Per Share Information

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$4,296	$4,328	$12,049	$12,165

Denominator:
Denominator for basic earnings per share — weighted average shares	5,686	5,661	5,679	5,658
Effect of dilutive securities:
Common stock equivalents	68	9	65	9
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,754	5,670	5,744	5,667
Basic earnings per share:	$.76	$.76	$2.12	$2.15
Diluted earnings per share:	$.75	$.76	$2.10	$2.15

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 14,000 for the three and nine months ended September 30, 2013 and 140,000 for the three and nine months ended September 30, 2012. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2013.

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

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying amount, then the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. This update was adopted on January 1, 2013 and did not have any material effect on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2013:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2012	6,360	797
Exercised options	10	—
Balance, December 31, 2012	6,370	797
Exercised options	7	—
Conversion of shares	1	(1)
Balance, September 30, 2013	6,378	796

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2013 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

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

6. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”). The 2005 Incentive Compensation Plan was re-approved by stockholders in 2010 (the “Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan”). The changes in the Second Restated 2005 Plan (i) increases the number of authorized shares by 233,334 shares of Common Stock, (ii) extends the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50% of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

Stock-Based Compensation

For the nine months ended September 30, 2012, we had $22,000 of total compensation expense related to stock options. This expense is included in corporate general and administrative expenses in our results of operations. The associated future income tax benefit recognized for the nine months ended September 30, 2012 was $9,000. The stock options were fully expensed at March 31, 2012, therefore there was no compensation expense related to stock options for the three months ended September 30, 2012 or the three and nine months ended September 30, 2013.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the nine months ended September 30, 2013:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2013	260,660	$34.69	3.0	$1,253,039
Exercised	(7,778)	29.55
Expired	(15,299)	57.66
Outstanding at September 30, 2013	237,583	$33.38	2.3	$2,798,915
Exercisable at September 30, 2013	237,583	$33.38	2.3	$2,798,915

All stock options were fully vested at December 31, 2012.

The following summarizes the restricted stock transactions for the nine months ended September 30, 2013:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2013	5,531	$17.97
Vested	(5,531)	17.97
Non-vested and outstanding at September 30, 2013	—	$—

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

For the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, we had $16,000, $25,000 and $85,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, was $7,000, $10,000 and $35,000, respectively. The restricted stock was fully expensed at March 31, 2013, therefore there was no compensation expense related to restricted stock for the three months ended September 30, 2013.

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Credit Agreement:
Term loan	$30,000	$57,750
Revolving credit facility	20,000	—
Secured debt of affiliate	1,078	1,078
	51,078	58,828
Amounts payable within one year	1,078	—
	$50,000	$58,828

On May 31, 2013, we amended our $120 million credit facility (the “Credit Facility”) to (i) extend the maturity date to May 31, 2018; (ii) change the allocation between the term loan (the “Term Loan”) and the revolving loan (the “Revolving Credit Facility”) to $30 million and $90 million, respectively; (iii) modify the Consolidated Fixed Charge Coverage ratio to exclude distributions up to $20 million made when the Consolidated Leverage Ratio is less than 2.50 to 1.00 from the fixed charge component of such ratio; (iv) revise the interest rates and commitment fees, as set forth below; (v) remove the cap on additional business acquisitions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, cap such acquisitions at $35 million subject to certain conditions; and (vi) remove the cap on the annual aggregate of dividends, distributions, and stock redemptions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, such annual aggregate amount becomes subject to a pro forma covenant compliance.

We had $70 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2013, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.17905% at September 30, 2013) plus 1.25% to 2.25% (0.2117% at December 31, 2012, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25% (0.50% to 1.75% at December 31, 2012). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum (0.25% to 0.375% per annum at December 31, 2012) on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2013:
Net operating revenue	$28,104	$4,825	$—	$32,929
Station operating expense	20,339	3,259	—	23,598
Corporate general and administrative	—	—	2,051	2,051
Operating income (loss) from continuing operations	$7,765	$1,566	$(2,051)	$7,280
Depreciation and amortization	$1,270	$362	$57	$1,689

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2012:
Net operating revenue	$27,498	$4,911	$—	$32,409
Station operating expense	19,365	3,014	—	22,379
Corporate general and administrative	—	—	1,910	1,910
Operating income (loss) from continuing operations	$8,133	$1,897	$(1,910)	$8,120
Depreciation and amortization	$1,301	$341	$57	$1,699

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2013:
Net operating revenue	$81,240	$14,478	$—	$95,718
Station operating expense	59,561	9,618	—	69,179
Corporate general and administrative	—	—	5,981	5,981
Operating income (loss) from continuing operations	$21,679	$4,860	$(5,981)	$20,558
Depreciation and amortization	$3,761	$1,054	$170	$4,985
Total assets	$146,423	$23,343	$35,004	$204,770

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other		Consolidated
	(In thousands)
Nine Months Ended September 30, 2012:
Net operating revenue	$81,180	$13,538	$—		$94,718
Station operating expense	57,641	9,057	—		66,698
Corporate general and administrative	—	—	5,799		5,799
Operating income (loss) from continuing operations	$23,539	$4,481	$(5,799)		$22,221
Depreciation and amortization	$3,872	$1,026	$170		$5,068
Total assets	$149,346	$23,213	$24,554	*	$197,113
______________________
*       Includes $2,942 of Assets held for sale.

9. Subsequent Event

On November 6, 2013, we entered into an agreement to acquire an FM radio station (WFIZ-FM) and three translators, serving the Ithaca, New York market for approximately $715,000, which we expect to finance through funds generated from operations. This transaction is subject to the approval of the Bankruptcy Court and FCC. We expect to close on the acquisition during the first quarter of 2014.

On November 6, 2013, the Company issued approximately 50,000 shares of restricted stock under the Second Restated 2005 Plan at a grant date value of $46.51 per share.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2013 and 2012, approximately 88% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a considerable increase in revenue due to political advertising. Because 2013 is a non-election year, political revenue has significantly decreased in 2013 and we expect this to continue in the fourth quarter.

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

During the nine months ended September 30, 2013 and 2012 and the years ended December 31, 2012 and 2011, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 34%, 35% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	7%	6%	7%	6%
Des Moines, Iowa	7%	7%	6%	7%
Manchester, New Hampshire	5%	5%	6%	5%
Milwaukee, Wisconsin	11%	11%	11%	12%
Norfolk, Virginia	5%	5%	5%	4%

We have experienced a significant decline in our net operating revenue for the nine months ended September 30, 2013 and year ended December 31, 2012, as compared to the corresponding periods of 2012 and 2011, respectively, in our Milwaukee, Wisconsin market. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

During the nine months ended September 30, 2013 and 2012 and the years ended December 31, 2012 and 2011, the radio stations in our five largest markets when combined, represented approximately 39%, 39%, 40% and 36%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2013	2012	2012	2011
Market:
Columbus, Ohio	8%	7%	8%	6%
Des Moines, Iowa	5%	5%	5%	5%
Manchester, New Hampshire	8%	8%	8%	7%
Milwaukee, Wisconsin	12%	14%	13%	15%
Norfolk, Virginia	6%	5%	6%	3%
_____________________
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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2013 and 2012, approximately 82% and 85%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a considerable increase in revenue due to political advertising. Because 2013 is a non-election year, political revenue has significantly decreased in 2013 and we expect this to continue in the fourth quarter.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 9%, 9% and 9%, respectively, of our net operating revenues, and approximately 12%, 12%, 11% and 10%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the nine months ended September 30, 2013 and 2012 and the years ended December 31, 2012 and 2011.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2013 and 2012.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,929	$32,409	$520	1.6%
Station operating expense	23,598	22,379	1,219	5.4%
Corporate general and administrative	2,051	1,910	141	7.4%
Operating income from continuing operations	7,280	8,120	(840)	(10.4)%
Interest expense	308	381	(73)	(19.2)%
Other (income) expense, net	(144)	145	289	N/M
Income from continuing operations before income tax	7,116	7,594	(478)	(6.3)%
Income tax provision	2,820	3,227	(407)	(12.6)%
Income from continuing operations, net of income taxes	4,296	4,367	(71)	(1.6)%
Loss from discontinued operations, net of income taxes	—	(39)	(39)	N/M
Net income	$4,296	$4,328	$(32)	(0.8)%

Earnings (loss) per share:
From continuing operations	$.75	$.77	$(.02)	(2.6)%
From discontinued operations	—	(.01)	.01	N/M
Earnings per share (diluted)	$.75	$.76	$(.01)	(1.3)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,104	$27,498	$606	2.2%
Station operating expense	20,339	19,365	974	5.0%
Operating income	$7,765	$8,133	$(368)	(4.5)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,825	$4,911	$(86)	(1.8)%
Station operating expense	3,259	3,014	245	8.1%
Operating income	$1,566	$1,897	$(331)	(17.4)%

___________________
N/M =  Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2013:
Net operating revenue	$28,104	$4,825	$—	$32,929
Station operating expense	20,339	3,259	—	23,598
Corporate general and administrative	—	—	2,051	2,051
Operating income (loss) from continuing operations	$7,765	$1,566	$(2,051)	$7,280

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2012:
Net operating revenue	$27,498	$4,911	$—	$32,409
Station operating expense	19,365	3,014	—	22,379
Corporate general and administrative	—	—	1,910	1,910
Operating income (loss) from continuing operations	$8,133	$1,897	$(1,910)	$8,120

Consolidated

For the three months ended September 30, 2013, consolidated net operating revenue was $32,929,000 compared with $32,409,000 for the three months ended September 30, 2012, an increase of $520,000 or 2%. Gross local revenue and gross retransmission consent revenue increased $1,131,000 and $103,000, respectively, from the third quarter of 2012. Gross national revenue increased $539,000 and gross political revenue decreased $1,279,000. The increase in gross local revenue was attributable to improvements in our Columbus, OH and Milwaukee, WI markets, partially offset by a decline in gross local revenue in our Portland, ME market. The increase in gross national revenue was due to an increase in national advertising in our television markets. The decrease in gross political revenue was attributed to political advertising in the third quarter of 2012 which was an election year.

Station operating expense was $23,598,000 for the three months ended September 30, 2013, compared with $22,379,000 for the three months ended September 30, 2012, an increase of $1,219,000 or 5%. Sales commissions and selling expenses increased $287,000 in the current quarter as a result of increased revenue. Programming salaries increased $196,000 as a result of programming contractual agreements and health care costs increased $389,000.

Operating income from continuing operations for the three months ended September 30, 2013 was $7,280,000 compared to $8,120,000 for the three months ended September 30, 2012, a decrease of $840,000 or 10%. The decrease was a result of the increase in net operating revenue offset by the increases in station operating expenses, described above, and a $141,000 or 7% increase in corporate general and administrative expense.

We generated net income of $4,296,000 ($.75 per share on a fully diluted basis) during the three months ended September 30, 2013, compared to $4,328,000 ($.76 per share on a fully diluted basis) for the three months ended September 30, 2012, a decrease of $32,000 or 1%. We had a decrease in operating income from continuing operations of $840,000, as described above, and decreases in interest expense and income tax expense of $73,000 and $407,000, respectively. The decrease in interest expense was attributable to a decrease in average debt outstanding and the decrease in income tax expense was a result of the decrease in operating income. In the current quarter we recognized a gain of $146,000 on the sale of real property in Maine.

Radio Segment

For the three months ended September 30, 2013, net operating revenue of the radio segment was $28,104,000 compared with $27,498,000 for the three months ended September 30, 2012, which represents an increase of $606,000 or 2%. Gross national revenue and gross local revenue increased $207,000 and $1,026,000, respectively, from the third quarter of 2012. The increase in gross national revenue was attributable to an increase in national advertising in our Norfolk, VA market and the increase in gross local revenue was attributable to improvements in our Columbus, OH and Milwaukee, WI markets, partially offset by a decline in gross local revenue in our Portland, ME market. Gross political revenue decreased $600,000 in the current year quarter. The decrease in gross political revenue was attributed to political advertising in the third quarter of 2012 which was an election year.

Station operating expense for the radio segment was $20,339,000 for the three months ended September 30, 2013, compared with $19,365,000 for the three months ended September 30, 2012, an increase of $974,000 or 5%. Sales commissions and selling expenses increased $192,000 in the current quarter as a result of increased revenue.  Programming salaries increased $198,000 as a result of programming contractual agreements and health care costs increased $326,000.

Operating income in the radio segment decreased $368,000 or 5% to $7,765,000 for the three months ended September 30, 2013, from $8,133,000 for the three months ended September 30, 2012. The decrease was a result of the increase in net operating revenue offset by the increase in station operating expense as described above.

Television Segment

For the three months ended September 30, 2013, net operating revenue of our television segment was $4,825,000 compared with $4,911,000 for the three months ended September 30, 2012, a decrease of $86,000 or 2%. Gross local revenue and gross retransmission consent revenue increased $105,000 and $103,000, respectively, from the third quarter of 2012. Gross national revenue increased $332,000 while gross political revenue decreased $679,000 as compared to the prior year quarter. The decrease in gross political revenue was attributed to political advertising in the third quarter of 2012 which was an election year.

Station operating expense in the television segment for the three months ended September 30, 2013 was $3,259,000, compared with $3,014,000 for the three months ended September 30, 2012, an increase of $245,000 or 8%. Retransmission fees increased $30,000 and health care cost increased $63,000 in the current year quarter.

Operating income in the television segment for the three months ended September 30, 2013 was $1,566,000 compared with $1,897,000 for the three months ended September 30, 2012, a decrease of $331,000 or 17%. The decrease was primarily a result of the increase in station operating expense as described above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2013 and 2012.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$95,718	$94,718	$1,000	1.1%
Station operating expense	69,179	66,698	2,481	3.7%
Corporate general and administrative	5,981	5,799	182	3.1%
Operating income from continuing operations	20,558	22,221	(1,663)	(7.5)%
Interest expense	1,023	1,367	(344)	(25.2)%
Other (income) expense, net	(53)	135	188	N/M
Income from continuing operations before tax	19,588	20,719	(1,131)	(5.5)%
Income tax provision	7,762	8,450	(688)	(8.1)%
Income from continuing operations, net of tax	11,826	12,269	(443)	(3.6)%
Income (loss) from discontinued operations, net of tax	223	(104)	327	N/M
Net income	$12,049	$12,165	$(116)	(1.0)%

Earnings (loss) per share:
From continuing operations	$2.06	$2.17	$(.11)	(5.1)%
From discontinued operations	.04	(.02)	.06	N/M
Earnings per share (diluted)	$2.10	$2.15	$(.05)	(2.3)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$81,240	$81,180	$60	0.1%
Station operating expense	59,561	57,641	1,920	3.3%
Operating income	$21,679	$23,539	$(1,860)	(7.9)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$14,478	$13,538	$940	6.9%
Station operating expense	9,618	9,057	561	6.2%
Operating income	$4,860	$4,481	$379	8.5%

______________________
N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2013:
Net operating revenue	$81,240	$14,478	$—	$95,718
Station operating expense	59,561	9,618	—	69,179
Corporate general and administrative	—	—	5,981	5,981
Operating income (loss) from continuing operations	$21,679	$4,860	$(5,981)	$20,558

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2012:
Net operating revenue	$81,180	$13,538	$—	$94,718
Station operating expense	57,641	9,057	—	66,698
Corporate general and administrative	—	—	5,799	5,799
Operating income (loss) from continuing operations	$23,539	$4,481	$(5,799)	$22,221

Consolidated

For the nine months ended September 30, 2013, consolidated net operating revenue was $95,718,000 compared with $94,718,000 for the nine months ended September 30, 2012, an increase of $1,000,000 or 1%. Gross local revenue and gross retransmission consent revenue increased $2,444,000 and $331,000, respectively, for the nine months of 2013. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH, Norfolk, VA and Victoria, TX markets, partially offset by a decline in gross local revenue in our Portland, ME market. Gross national revenue increased $376,000 in the current year. National advertising was up significantly in our television markets, but down in our radio segment. Gross political revenue decreased $2,262,000 as compared to the prior year. The decrease in gross political revenue was attributed to political advertising in 2012 which was an election year.

Station operating expense was $69,179,000 for the nine months ended September 30, 2013, compared with $66,698,000 for the nine months ended September 30, 2012, an increase of $2,481,000 or 4%. The increase was primarily a result of $851,000 in non-recurring credits received in the prior year from two of our performance rights organizations for fees previously paid. Sales commissions and selling expenses increased $442,000 in the current year as a result of increased revenue. Programming salaries increased $375,000 as a result of programming contractual agreements and health care costs increased $323,000.

Operating income from continuing operations for the nine months ended September 30, 2013 was $20,558,000 compared to $22,221,000 for the nine months ended September 30, 2012, a decrease of $1,663,000 or 7%. The decrease was a result of the increase in net operating revenue offset by the increases in station operating expenses, described above, and an $182,000 or 3% increase in corporate general and administrative expense.

We generated net income of $12,049,000 ($2.10 per share on a fully diluted basis) during the nine months ended September 30, 2013, compared to $12,165,000 ($2.15 per share on a fully diluted basis) for the nine months ended September 30, 2012, a decrease of $116,000 or 1%. We had a decrease in operating income from continuing operations of $1,663,000, as described above, and a decrease in interest expense of $344,000. The decrease in interest expense was attributable to an average decrease in market interest rates of approximately 0.4% and a decrease in average debt outstanding. Income tax expense decreased $688,000 in the current year as a result of the decrease in operating income. In 2013 we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. See Note 5 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more on our discontinued operations.

Radio Segment

For the nine months ended September 30, 2013, net operating revenue of the radio segment was $81,240,000 compared with $81,180,000 for the nine months ended September 30, 2012, which represents an increase of $60,000 or less than 1%. Gross local revenue increased $1,478,000 in 2013. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Portland, ME market. Gross national revenue and gross political revenue decreased $230,000 and $1,347,000, respectively, in 2013. The decrease in gross national revenue is due to an overall decline in national advertising and the decrease in gross political revenue was attributed to political advertising in 2012 which was an election year.

Station operating expense for the radio segment was $59,561,000 for the nine months ended September 30, 2013, compared with $57,641,000 for the nine months ended September 30, 2012, an increase of $1,920,000 or 3%. The increase was primarily a result of $851,000 in non-recurring credits received in the prior year from two of our performance rights organizations for fees previously paid. Sales commissions and selling expenses increased $201,000 in the current year as a result of increased revenue. Programming salaries increased $371,000 as a result of programming contractual agreements and health care costs increased $265,000.

Operating income in the radio segment decreased $1,860,000 or 8% to $21,679,000 for the nine months ended September 30, 2013, from $23,539,000 for the nine months ended September 30, 2012. The decrease was a result of the increase in station operating expense.

Television Segment

For the nine months ended September 30, 2013, net operating revenue of our television segment was $14,478,000 compared with $13,538,000 for the nine months ended September 30, 2012, an increase of $940,000 or 7%. Gross local revenue and gross retransmission consent revenue increased $966,000 and $331,000, respectively, in 2013. The increase in local revenue was attributable to increased spending in our Victoria, TX market by the automotive industry and broadcast television affiliates. Gross national revenue increased $606,000 and gross political revenue decreased $915,000 as compared to the prior year. The decrease in gross political revenue was attributed to political advertising in 2012 which was an election year.

Station operating expense in the television segment for the nine months ended September 30, 2013 was $9,618,000, compared with $9,057,000 for the nine months ended September 30, 2012, an increase of $561,000 or 6%. Sales expense and retransmission fees increased $241,000 and $101,000, respectively, in the current year as a result of the increase in revenue.

Operating income in the television segment for the nine months ended September 30, 2013 was $4,860,000 compared with $4,481,000 for the nine months ended September 30, 2012, an increase of $379,000 or 8%. The increase was a result of the improvement in net operating revenue partially offset by the increase in station operating expense as described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On May 31, 2013, we amended our $120 million credit facility (the “Credit Facility”) to (i) extend the maturity date to May 31, 2018; (ii) change the allocation between the term loan (the “Term Loan”) and the revolving loan (the “Revolving Credit Facility”) to $30 million and $90 million, respectively; (iii) modify the Consolidated Fixed Charge Coverage ratio to exclude distributions up to $20 million made when the Consolidated Leverage Ratio is less than 2.50 to 1.00 from the fixed charge component of such ratio; (iv) revise the interest rates and commitment fees, as set forth below; (v) remove the cap on additional business acquisitions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, cap such acquisitions at $35 million subject to certain conditions; and (vi) remove the cap on the annual aggregate of dividends, distributions, and stock redemptions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, such annual aggregate amount becomes subject to a pro forma covenant compliance.

We had $70 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2013, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.17905% at September 30, 2013) plus 1.25% to 2.25% (0.2117% at December 31, 2012, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25% (0.50% to 1.75% at December 31, 2012). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum (0.25% to 0.375% per annum at December 31, 2012) on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the nine months ended September 30, 2013 and 2012, we had net cash flows from operating activities of $19,470,000 and $21,521,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2013 were $3,472,000 ($3,904,000 in 2012). We anticipate capital expenditures in 2013 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

On November 6, 2013, we entered into an agreement to acquire an FM radio station (WFIZ-FM) and three translators, serving the Ithaca, New York market for approximately $715,000, which we expect to finance through funds generated from operations. This transaction is subject to the approval of the Bankruptcy Court and FCC. We expect to close on the acquisition during the first quarter of 2014.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SAGA COMMUNICATIONS, INC.

Date: November 12, 2013	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2013	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

