Form 10-K
period 2013-12-31
SAGA COMMUNICATIONS INC
filed 2014-03-17
CIK 886136

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 28, 2013 on the NYSE MKT: $215,596,299.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 3, 2014 was 4,920,640 and 815,945, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.
 2013 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2014 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.   Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2014, we owned and/or operated four television stations and four low-power television stations serving two markets, five radio information networks, and sixty-two FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2014:

		2013	2013
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	30	38	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	30	38	Rock	Men 25-49
WJMR-FM	Milwaukee, WI	30	38	Urban Adult Contemporary	Women 25-54
WJMR-HD2	Milwaukee, WI	30	38	Religious	12+
WNRG-FM	Milwaukee, WI	30	38	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	35	35	Adult Contemporary	Women 25-54
WNND	Columbus, OH	35	35	Adult Hits	Adults 25-49
WNNP	Columbus, OH	35	35	Adult Hits	Adults 25-49
WVMX	Columbus, OH	35	35	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	44	Rock	Men 18-49
WAFX	Norfolk, VA	40	44	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	69	74	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	69	74	Classic Hits/Oldies	Adults 45-64
KAZR	Des Moines, IA	69	74	Rock	Men 18-34
KMYR	Des Moines, IA	69	74	Adult Contemporary	Women 35-54
KIOA-HD2	Des Moines, IA	69	74	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	77	90	Hot Adult Contemporary	Women 25-44
WMGX-HD2	Portland, ME	77	90	News	Adults 35-64
WYNZ	Portland, ME	77	90	Classic Hits/Oldies	Adults 45-64
WPOR	Portland, ME	77	90	Country	Adults 25-54
WCLZ	Portland, ME	77	90	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	98	92	Classic Rock	Men 35-54
WLZX	Springfield, MA	98	92	Rock	Men 18-34
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 35-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WZID	Manchester, NH	115	196	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	115	196	Classic Hits	Adults 35-54
WZID-HD2	Manchester, NH	115	196	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	162	210	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	162	210	Country	Adults 25-54
WCFF	Champaign, IL	162	210	Classic Hits	Adults 35-44
WYXY	Champaign, IL	162	210	Classic Country	Adults 45-64
WLRW-HD2	Champaign, IL	162	210	Oldies/Classic Hits	Adults 45-64
WIXY-HD2	Champaign, IL	162	210	Rock	Men 18-49
WIXY-HD3	Champaign, IL	162	210	Contemporary Hits	Adults 18-34

 (footnotes follow tables)

4

		2013	2013
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLFZ	Springfield, IL	N/A	N/A	Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL-FM	Asheville, NC	149	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	149	159	Rock	Men 18-49
WTMT-HD2	Asheville, NC	149	159	Sports	Men 25-54
WOXL-HD2	Asheville, NC	149	159	Adult Album Alternative	Adults 18-49
WNAX-FM	Yankton, SD	192	261	Country	Adults 35+
WWWV	Charlottesville, VA	N/A	N/A	Rock	Men 25-54
WQMZ	Charlottesville, VA	N/A	N/A	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	N/A	N/A	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	232	226	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	232	226	Country	Adults 25-54
KJBX	Jonesboro, AR	232	226	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	232	226	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	232	226	Contemporary Christian	Adults 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-34
WEGI-FM	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 25-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD-FM	Spencer, IA	N/A	N/A	Country	Adults 35+
KLLT	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WKVT-FM	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 25-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 25-54
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-54
WQNY-HD2	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WQNY-HD3	Ithaca, NY	N/A	N/A	News Talk	Adults 35+
WFIZ-FM	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Classic Hits/Oldies	Adults 35+

(footnotes follow tables)

5

		2013	2013
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	30	38	Christian	Adults 18+
WJOI	Norfolk, VA	40	44	Adult Standards	Adults 45+
KRNT	Des Moines, IA	69	74	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	69	74	Christian	Adults 18+
WGAN	Portland, ME	77	90	News/Talk	Adults 35+
WZAN	Portland, ME	77	90	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	77	90	News/Talk/Sports	Adults 45+
WGIN	Portland, ME	77	90	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35+
WHNP	Springfield, MA	98	92	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	115	196	Adult Standards	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	149	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	149	159	Sports/Talk	Men 18+
WNAX	Yankton, SD	192	261	News/Talk	Adults 35+
WINA	Charlottesville, VA	N/A	N/A	News/Talk	Adults 35+
WVAX	Charlottesville, VA	N/A	N/A	Sports Talk	Men 18+
WEGI	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2013 Market Report.

 The following table sets forth information about the television stations that we own or operate and the markets they serve as of February 28, 2014:

		2013 Market
		Ranking by		Fall 2013
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM-TV	Joplin, MO — Pittsburg, KS	150	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	150	FOX	3
KAVU-TV	Victoria, TX	203	ABC	N/S
KVCT(c)	Victoria, TX	203	FOX	N/S
KMOL-LD	Victoria, TX	203	NBC	N/S
KXTS-LD	Victoria, TX	203	CBS	N/S
KUNU-LD	Victoria, TX	203	Univision	N/S
KVTX-LP	Victoria, TX	203	Telemundo	N/S

___________________________________________________________________________________________

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2013 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a Time Brokerage Agreement (“TBA”).

(d)	Station operated under the terms of a Shared Services Agreement.

N/S	Station is a non-subscriber to the A.C Nielsen ratings and data.
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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as 8 radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and Federal Communications Commission (“FCC”) rules.

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

Approximately $122,400,000 or 87% of our gross revenue for the year ended December 31, 2013 (approximately $124,700,000 or 87% in fiscal 2012 and approximately $116,274,000 or 85% in fiscal 2011) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2013 was approximately $18,904,000 or 13% of our gross revenue (approximately $18,084,000 or 13% in fiscal 2012 and approximately $21,288,000 or 15% in fiscal 2011).

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

Employees

As of December 31, 2013, we had approximately 790 full-time employees and 350 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WQEL	Bucyrus, OH	3,000	October 1, 2020
WKLH	Milwaukee, WI	50,000	December 1, 2020
WHQG	Milwaukee, WI	50,000	December 1, 2020
WNRG	Milwaukee, WI	6,000	December 1, 2020
WJMR	Milwaukee, WI	6,000	December 1, 2012(6)
WNOR	Norfolk, VA	50,000	October 1, 2011(6)
WAFX	Norfolk, VA	100,000	October 1, 2019
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WMGX	Portland, ME	50,000	April 1, 2014(6)
WYNZ	Portland, ME	25,000	April 1, 2014(6)

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WPOR	Portland, ME	50,000	April 1, 2014(6)
WCLZ	Portland, ME	50,000	April 1, 2014(6)
WLZX	Springfield, MA	6,000	April 1, 2014(6)
WAQY	Springfield, MA	50,000	April 1, 2006(6)
WZID	Manchester, NH	50,000	April 1, 2014(6)
WMLL	Manchester, NH	6,000	April 1, 2014(6)
WYMG	Springfield, IL	50,000	December 1, 2020
WLFZ	Springfield, IL	50,000	December 1, 2020
WDBR	Springfield, IL	50,000	December 1, 2012(6)
WQQL	Springfield, IL	25,000	December 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WCFF	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WNAX	Yankton, SD	100,000	April 1, 2021
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
KICD	Spencer, IA	100,000	February 1, 2021
KLLT	Spencer, IA	25,000	February 1, 2021
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WEGI	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
KMIT	Mitchell, SD	100,000	April 1, 2021
KUQL	Mitchell, SD	100,000	April 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2014(6)
WKNE	Keene, NH	50,000	April 1, 2014(6)
WRSI	Northampton, MA	3,000	April 1, 2014(6)
WRSY	Brattleboro, VT	3,000	April 1, 2014(6)
WPVQ	Greenfield, MA	3,000	April 1, 2014(6)
WKVT	Brattleboro, VT	6,000	April 1, 2014(6)
WSNI	Keene, NH	6,000	April 1, 2014(6)
WINQ	Keene, NH	6,000	April 1, 2014(6)
WOXL	Asheville, NC	25,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2011(6)
KEGI	Jonesboro, AR	50,000	June 1, 2020
KDXY	Jonesboro, AR	25,000	June 1, 2020
KJBX	Jonesboro, AR	6,000	June 1, 2020
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2014(6)
WQNY	Ithaca, NY	50,000	June 1, 2014(6)
WIII	Ithaca, NY	50,000	June 1, 2014(6)

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000	December 1, 2020
WJOI	Norfolk, VA	1,000	October 1, 2019
KRNT	Des Moines, IA	5,000	February 1, 2013(6)
KPSZ	Des Moines, IA	10,000	February 1, 2021
WGAN	Portland, ME	5,000	April 1, 2014(6)
WZAN	Portland, ME	5,000	April 1, 2014(6)
WBAE	Portland, ME	1,000	April 1, 2014(6)
WGIN	Portland, ME	1,000	April 1, 2014(6)
WHNP	Springfield, MA	2,500(5)	April 1, 2014(6)
WHMP	Northampton, MA	1,000	April 1, 2014(6)
WFEA	Manchester, NH	5,000	April 1, 2014(6)
WTAX	Springfield, IL	1,000	December 1, 2012(6)
WNAX	Yankton, SD	5,000	April 1, 2021
KGMI	Bellingham, WA	5,000	February 1, 2022
KPUG	Bellingham, WA	10,000	February 1, 2022
KBAI	Bellingham, WA	1,000(5)	February 1, 2022
KICD	Spencer, IA	1,000	February 1, 2021
WEGI	Clarksville, TN/Hopkinsville, KY	1,000(5)	August 1, 2020
WKFN	Clarksville, TN	1,000(5)	August 1, 2020
WHMQ	Greenfield, MA	1,000	April 1, 2014(6)
WKBK	Keene, NH	5,000	April 1, 2014(6)
WZBK	Keene, NH	1,000(5)	April 1, 2014(6)
WKVT	Brattleboro, VT	1,000	April 1, 2014(6)
WISE	Asheville, NC	5,000(5)	December 1, 2019
WYSE	Asheville, NC	5,000(5)	December 1, 2019
WBCO	Bucyrus, OH	5,000(5)	October 1, 2020
WINA	Charlottesville, VA	5,000	October 1, 2019
WVAX	Charlottesville, VA	1,000	October 1, 2019
WHCU	Ithaca, NY	5,000(5)	June 1, 2014(6)
WNYY	Ithaca, NY	5,000(5)	June 1, 2014(6)
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2006(6)
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2006(6)
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2006(6)
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000	August 1, 2006(6)
KVTX-LP(4) (Operating on Digital Ch 45 Pursuant to Program Test Authority)	Victoria, TX	Analog 1,000	August 1, 2006(6)
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000	August 1, 2006(6)
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000	August 1, 2006(6)

(1)	Some stations are licensed to a different community located within the market that they serve.

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

12

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

Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Although we serve as a holding company for most of our various radio station subsidiaries (where we could not have more than 25% of our stock owned or voted by Aliens), we directly own two radio stations and two FM translators so that we cannot have more than 20% of our stock owned by Aliens.

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. In its 2006 Quadrennial Regulatory Review, released February 4, 2008, the FCC adopted a presumption, in the top 20 Nielsen Designated Market Areas (“DMAs”), that it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following limited circumstances, a daily newspaper and a television station, if (1) the television station is not ranked among the top four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA. In all other instances, the FCC adopted a presumption that a newspaper/broadcast station combination would not be in the public interest, with two limited exceptions, and emphasized that the Commission is unlikely to approve such transactions. Taking into account these respective presumptions, in determining whether the grant of a transaction that would result in newspaper/broadcast cross-ownership is in the public interest, the Commission will consider the following factors: (1) whether the cross-ownership will increase the amount of local news disseminated through the affected media outlets in the combination; (2) whether each affected media outlet in the combination will exercise its own independent news judgment; (3) the level of concentration in the DMA; and (4) the financial condition of the newspaper or broadcast outlet, and if the newspaper or broadcast station is in financial distress, the proposed owner’s commitment to invest significantly in newsroom operations.

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

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the DMAs in which the relevant stations are located divided by the total national television households as measured by DMA data at the time of a grant, transfer or assignment of a license. For purposes of making this calculation, UHF television stations are attributed with 50 percent of the television households in their DMA market) of 39%. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

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
Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA/Kelsey Radio that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC, Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. In its 2010 Quadrennial Regulatory Review, released December 22, 2011, the Commission proposed to eliminate the radio/television cross-ownership rule in favor of reliance on the local radio rule and local television rule. Other rules were left largely unchanged:

14

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

The FCC also sought comment on whether television local news service (“LNS”) agreements and shared service agreements (“SSA”) are substantively equivalent to agreements that are already subject to the FCC’s attribution rules, and are therefore attributable now or should be in the future.

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

The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

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

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On April, 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, Commission-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements as had been proposed. The FCC deferred considering whether to adopt online posting of public files for radio stations until the FCC has gained experience with online posting files of television broadcasters. Television stations are required to provide closed captioning for certain video programming.

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

Other FCC Requirements

The “V-Chip.”  The FCC adopted rules requiring every television receiver, 13 inches or larger, sold in the United States since January 2000 to contain a “V-chip” which allows parents to block programs on a standardized rating system. The FCC also adopted the TV Parental Guidelines, developed by the Industry Ratings Implementation Group, which apply to all broadcast television programming except for news and sports. As a part of the legislation, television station licensees are required to attach as an exhibit to their applications for license renewal a summary of written comments and suggestions received from the public and maintained by the licensee that comment on the licensee’s programming characterized as violent.

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

In October 2003, the FCC adopted rules requiring “plug and play” cable compatibility which would allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. In January 2013, the U.S. Court of Appeals for the D.C. Circuit vacated the rules. The Company cannot predict whether the FCC will adopt other proposals to address this matter. The FCC has adopted rules whereby television licensees are charged a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged. Licensees and “permittees” of DTV stations must file with the FCC a report by December 1 of each year describing such services. None of the Company’s stations to date are offering ancillary or supplementary services on their DTV channels.

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

Low Power and Class A Television Stations.  Currently, the service areas of low power television (“LPTV”) stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LD, KVTX-LP, KXTS-LD, and KMOL-LD, Victoria, Texas, all of which operate in the digital mode. None of the stations qualifies under the FCC’s established criteria for Class A status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which NTSC LPTV stations could apply for a digital companion channel or implement DTV operation on their existing NTSC channels. The Company’s LPTV stations did not apply for companion channels, and instead filed applications to “flash-cut” to implement DTV operation on their existing NTSC channels, or filed “displacement” applications to use different digital channels. The FCC has set September 1, 2015, as the terminal date for transition of LPTV to digital transmission.

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

On January 5, 2012, the FCC released a Report to Congress on the impact that LPFM stations will have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that low-power FM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “low-power FM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” In an order released December 4, 2012, the FCC modified its rules to implement the new law. The FCC has dismissed approximately 3,000 so-called “short-form” applications for construction permits for new FM translator stations to accommodate a filing opportunity for construction permits for new LPFM stations. Two of the Company’s short-form applications have been dismissed pursuant to this process. The FCC opened a “filing window” from October 17 through November 14, 2013, during which it received over 2,800 applications for new stations and major modifications of authorized LPFM stations. Some of these applications have been granted, including applications for LPFM stations in markets where the Company operates radio stations. Applications that are “mutually-exclusive” with other LPFM applications filed in the window are the subject of the FCC’s ongoing procedures to resolve the mutually exclusive situations. In December 2013, the FCC opened a 60-day “window” to permit mutually-exclusive LPFM applicants to attempt to resolve the mutually-exclusive conditions. We cannot predict what, if any, impact the new LPFM stations will have on the Company’s full-service stations and FM translators.

Digital Audio Radio Satellite Service and Internet Radio.  In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. We cannot predict the extent to which DARS will have an adverse impact on our business. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers, on portable receivers, such as cell phones, and in automobiles. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. We cannot predict whether, or the extent to which, such competing reception devices will have an adverse impact on our business.

Satellite Carriage of Local TV Stations and “Aereo” Technology.  The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer Commission-determined “significantly viewed” signals to subscribers. In November, 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed. On November 23, 2010, the FCC released three orders that implemented the Satellite Television Extension and Localism Act of 2010 (“STELA”). The FCC modified its Significantly Viewed (“SV”) rules to implement Section 203 of the STELA which amends Section 340 of the Communications Act to give satellite carriers the authority to offer out-of-market but SV broadcast television stations as part of their local service to subscribers. Section 203 of the STELA changes the restrictions on subscriber eligibility to receive SV network stations from satellite carriers. To implement the STELA, the FCC revised its satellite subscriber eligibility rules. The new rules could result in satellite carriers providing additional signals in DMAs where the Company operates television stations, but we cannot predict at this time, what, if any, impact the rules might have on the Company. A technology company, Aereo, Inc., in 2012 launched a service that allows subscribers to view live as well as time-shifted streams of over-the-air television programs on Internet-connected devices. On April 1, 2013, a federal appeals court upheld a lower court’s ruling, finding that Aereo, Inc.’s streams to subscribers were not “public performances”, and thus did not constitute copyright infringement. The matter is subject to ongoing litigation. We cannot predict whether this technology will have an impact on the Company.

In-Band On-Channel “Hybrid Digital” Radio.  The FCC has adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations. At the present time, we are configured to broadcast in HD radio on 51 stations and we continue to convert stations to HD radio on an ongoing basis.

Use of FM Translators by AM Stations and Digital Program Streams.  FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. In a Notice of Proposed Rulemaking, released October 31, 2013, the Commission tentatively concluded that it should afford an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations for new FM translator stations for the sole and limited purpose of enhancing their existing service to the public. It, therefore, proposed to open a one-time filing window during which only AM broadcasters may participate.  In the filing window, qualifying AM licensees may apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service. The Company is an AM licensee and expects to participate in the filing opportunity. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC.

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

Proposed Changes.  The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect us and the operation and ownership of our broadcast properties. Application processing rules adopted by the FCC might require us to apply for facilities modifications to our standard broadcast stations in future “window” periods for filing applications or result in the stations being “locked in” with their present facilities. The FCC is authorized to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require us to bid for the use of certain frequencies.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. In 2009, a bill, H.R. 848, the Performance Rights Act, was introduced in Congress, but did not pass in the 111th Congress. If passed, this bill would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by MusicFirst to persuade Congress to enact a law that would require such payments. We cannot predict whether such a law might be enacted. Should such a law be enacted, it would impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	69	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	57	Executive Vice President and Group Program Director
Warren S. Lada	59	Executive Vice President, Operations
Samuel D. Bush	56	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	65	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	54	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

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

Mr. Bush has been Senior Vice President since 2002 and Chief Financial Officer and Treasurer since September 1997. He was Vice President from 1997 to 2002. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, including senior vice president.

Ms. Lobaito has been Senior Vice President since 2005, Director of Business Affairs and Corporate Secretary since our inception in 1986 and Vice President from 1996 to 2005.

Ms. Bobinski has been Senior Vice President/Finance since March 2012 and Chief Accounting Officer and Corporate Controller since September 1991. She was Vice President from March 1999 to March 2012. Ms. Bobinski is a certified public accountant.

 Item 1A. Risk Factors

The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may face additional risks and uncertainties that are unknown to us at this time.

Global Economic Conditions and Uncertainties May Continue to Affect our Business

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. The global economic downturn that began in 2008 caused a decline in advertising and marketing by our customers, which had an adverse effect on our revenue, profit margins and cash flows. Global economic conditions have been slow to recover and remain uncertain. The U.S. economy grew less than 2% in 2013 and unemployment remained relatively high. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again; global economic conditions may once again adversely impact our business. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Further, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2013 our long-term debt (including the current portion thereof and our guarantee of debt of Surtsey Media, LLC) was approximately $46,078,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal under our credit facility amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of May 31, 2018. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top six markets when combined represented 44%, 44% and 43% of our net operating revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2013, our FCC broadcasting licenses represented 45.8% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 3, 2014, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 62% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters is located in Grosse Pointe Farms, Michigan. The types of properties required to support each of our stations include offices, studios, and transmitter and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage for our stations’ broadcast signals.

As of December 31, 2013 the studios and offices of 26 of our 31 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 8 months to 10 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 5 months to 76 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

 Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 16, 2013 the Company consummated a four-for-three stock split of its Class A and Class B Common Stock, resulting in an increase of issued and outstanding shares of approximately 1,219,000 and 199,000, respectively, for holders of record as of the close of business on December 28, 2012.

The Company’s Class A Common Stock trades on the NYSE MKT under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE MKT for the calendar quarters indicated (prices for periods prior to the four-for-three stock split are adjusted for such split):

Year	High	Low

2012:
First Quarter	$35.99	$26.44
Second Quarter	$28.92	$25.55
Third Quarter	$32.11	$25.31
Fourth Quarter	$38.33	$27.64
2013:
First Quarter	$51.61	$33.23
Second Quarter	$49.86	$39.64
Third Quarter	$51.99	$43.48
Fourth Quarter	$54.00	$43.48

The closing price for the Company’s Class A Common Stock on March 3, 2014 as reported by the NYSE MKT was $50.81. As of March 3, 2014, there were approximately 193 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

On November 21, 2013 the Company’s Board of Directors declared a special cash dividend of $1.80 per share on its Classes A and B Common Stock. This dividend totaling $10.3 million was paid on December 12, 2013 to shareholders of record on December 2, 2013. On October 2, 2012 the Company’s Board of Directors declared a special cash dividend of $1.24 per share on its Classes A and B Common Stock. This dividend totaling $7.0 million was paid on December 3, 2012 to shareholders of record on November 15, 2012.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2013, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
	Number of Shares to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance
	Exercise of		Exercise Price of		Under Equity
	Outstanding Options		Outstanding Options,		Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		432,773
2003 Stock Option Plan	13,323		$57.93		—
2005 Incentive Compensation Plan	270,526	(1)	$31.893	(2)	515,182
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	283,849				947,955

(1)	Includes 50,062 shares of restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2013.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 of our Class A Common Stock against the cumulative total return of the NYSE MKT Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Journal Communications, Inc., The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc. and Spanish Broadcasting System, Inc. The graph and table assume that $100 was invested on December 31, 2008, in each of our Class A Common Stock, the NYSE MKT Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.  The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Five-Year Cumulative Total Return

Legend

Symbol	CRSP Total Returns Index for:	12/08	12/09	12/10	12/11	12/12	12/13

	Saga Communications, Inc.	100.0	190.1	393.9	566.5	733.3	1,094.4
	NYSE MKT Stock Market (US Companies)	100.0	122.3	155.5	141.8	155.4	170.4
	Self-Determined Peer Group	100.0	203.1	327.4	376.4	499.2	766.5

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.   Selected Financial Data

	Years Ended December 31,
	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010 (1)(2)	2009(1)(2)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$129,478	$130,259	$125,273	$125,833	$118,899
Station Operating Expense	92,977	90,288	90,929	90,335	92,079
Corporate General and Administrative	8,172	7,960	7,590	7,274	7,944
Gain on Asset Exchange	—	—	—	—	(495)
Impairment of Intangible Assets	2,033	—	—	—	17,153
Operating Income (Loss) From Continuing Operations	$26,296	$32,011	$26,754	$28,224	$2,218
Interest Expense	$1,305	$1,733	$3,420	$5,622	$4,948
Net Income (Loss):
From Continuing Operations	$15,050	$18,060	$12,885	$15,464	$(2,031)
From Discontinued Operations	223	(135)	(254)	(328)	(550)
Net Income (Loss)	$15,273	$17,925	$12,631	$15,136	$(2,581)
Basic Earnings (Loss) Per Share:
From Continuing Operations	$2.62	$3.19	$2.28	$2.74	$(0.36)
From Discontinued Operations	0.04	(0.02)	(0.04)	(0.06)	(0.10)
Earnings (Loss) Per Share	$2.66	$3.17	$2.24	$2.68	$(0.46)
Weighted Average Common Shares	5,681	5,659	5,651	5,640	5,609
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$2.60	$3.18	$2.28	$2.74	$(0.36)
From Discontinued Operations	0.04	(0.02)	(0.05)	(0.06)	(0.10)
Earnings (Loss) Per Share	$2.64	$3.16	$2.23	$2.68	$(0.46)
Weighted Average Common and Common Equivalent Shares	5,745	5,672	5,656	5,641	5,609
Cash Dividends Declared Per Common Share	$1.80	1.24	—	—	—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$28,079	$27,066	$16,322	$18,130	$7,753
Net Property and Equipment	$56,337	$58,462	$60,622	$62,753	$66,115
Net Intangible and Other Assets	$94,806	$98,434	$98,752	$100,492	$99,342
Total Assets	$193,224	$197,330	$190,334	$199,803	$202,351
Long-term Debt Including Current Portion	$46,078	$58.828	$69,078	$96,078	$121,078
Stockholders’ Equity	$109,701	$104,209	$92,975	$80,078	$64,093

(1)
In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information prior to the split has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	In January 2013, the Company sold WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2013, 2012 and 2011, approximately 88%, 88% and 85%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a significant increase in revenue due to political advertising. Political revenue significantly decreased in 2013 as it was a non-election year.

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

 We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms to allow our listeners and viewers to connect with our products where and when they want. Over the past year, we completed a project to bring all of our websites in house while making them fully accessible on mobile devices. This change will provide new avenues for revenue and improve our overall digital reach.

 In addition, we continue the rollout of HD RadioTM. HD RadioTM utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market.

During the years ended December 31, 2013, 2012 and 2011, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 34%, 35%, and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2013	2012	2011

Market:
Columbus, Ohio	7%	7%	6%
Des Moines, Iowa	7%	6%	7%
Manchester, New Hampshire	5%	6%	5%
Milwaukee, Wisconsin	10%	11%	12%
Norfolk, Virginia	5%	5%	4%

We have experienced a significant decline in our net operating revenue in our Milwaukee, Wisconsin market for the past three years. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new ratings methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots that has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

During the years ended December 31, 2013, 2012 and 2011, the radio stations in our five largest markets when combined, represented approximately 39%, 40% and 36%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2013	2012	2011

Market:
Columbus, Ohio	8%	8%	6%
Des Moines, Iowa	5%	5%	5%
Manchester, New Hampshire	8%	8%	7%
Milwaukee, Wisconsin	11%	13%	15%
Norfolk, Virginia	7%	6%	3%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2013, 2012 and 2011, approximately 82%, 85% and 81%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 we had a significant increase in revenue due to political advertising. Political revenue significantly decreased in 2013 as it was a non-election year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 9% and 9% of our net operating revenues, and approximately 12%, 11% and 10% of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the years ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2013, 2012 and 2011.

Consolidated Results of Operations

				2013 vs. 2012		2012 vs. 2011
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2013	2012	2011	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$129,478	$130,259	$125,273	$(781)	(0.6)%	$4,986	4.0%
Station operating expense	92,977	90,288	90,929	2,689	3.0%	(641)	(0.7)%
Corporate G&A	8,172	7,960	7,590	212	2.7%	370	4.9%
Impairment of intangible assets	2,033	—	—	2,033	N/M	—	—%
Operating income from continuing operations	26,296	32,011	26,754	(5,715)	(17.9)%	5,257	19.7%
Interest expense	1,305	1,733	3,420	(428)	(24.7)%	(1,687)	(49.3)%
Write-off debt issuance costs	55	—	1,326	55	N/M	(1,326)	N/M
Other (income) expense, net	(106)	279	519	(385)	N/M	(240)	(46.2)%
Income from continuing operations before income tax	25,042	29,999	21,489	(4,957)	(16.5)%	8,510	39.6%
Income tax provision	9,992	11,939	8,604	(1,947)	(16.3)%	3,335	38.8%
Income from continuing operations, net of income tax	15,050	18,060	12,885	(3,010)	(16.7)%	5,175	40.2%
Income (loss) from discontinued operations, net of income tax	223	(135)	(254)	358	N/M	(119)	(46.9)%
Net income	$15,273	$17,925	$12,631	$(2,652)	(14.8)%	$5,294	41.9%
Earnings (loss) per share:
From continuing operations	$2.60	$3.18	$2.28	$(0.58)	(18.3)%	$0.90	39.5%
From discontinued operations	0.04	(0.02)	(0.05)	0.06	N/M	0.03	60.0%
Earnings per share (fully diluted)	$2.64	$3.16	$2.23	$(0.52)	(16.5)%	$0.93	41.7%

Radio Broadcasting Segment

				2013 vs. 2012		2012 vs. 2011
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2013	2012	2011	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$109,818	$111,763	$108,938	$(1,945)	(1.7)%	$2,825	2.6%
Station operating expense	79,933	77,992	79,130	1,941	2.5%	(1,138)	(1.4)%
Impairment of intangible assets	2,033	—	—	2,033	N/M	—	—%
Operating income	$27,852	$33,771	$29,808	$(5,919)	(17.5)%	$3,963	13.3%

Television Broadcasting Segment

				2013 vs. 2012		2012 vs. 2011
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2013	2012	2011	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$19,660	$18,496	$16,335	$1,164	6.3%	$2,161	13.2%
Station operating expense	13,044	12,296	11,799	748	6.1%	497	4.2%
Operating income	$6,616	$6,200	$4,536	$416	6.7%	$1,664	36.7%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

Year Ended December 31, 2013:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296

Year Ended December 31, 2012:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$111,763	$18,496	$—	$130,259
Station operating expense	77,992	12,296	—	90,288
Corporate general and administrative	—	—	7,960	7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)	$32,011

Year Ended December 31, 2011:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$108,938	$16,335	$—	$125,273
Station operating expense	79,130	11,799	—	90,929
Corporate general and administrative	—	—	7,590	7,590
Operating income (loss) from continuing operations	$29,808	$4,536	$(7,590)	$26,754

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated

For the year ended December 31, 2013, consolidated net operating revenue was $129,478,000 compared with $130,259,000 for year ended December 31, 2012, a decrease of $781,000 or less than 1%. Gross local revenue, gross national revenue and gross retransmission consent revenue increased $3,221,000, $821,000 and $438,000, respectively, from 2012. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH, Norfolk, VA and Victoria, TX markets, partially offset by a decline in gross local revenue in our Portland, ME market. National advertising was up significantly in our Joplin, MO market, but down in our radio segment. Gross political revenue decreased $5,928,000 for the year ended December 31, 2013 as compared to 2012. The decrease in gross political revenue was attributable to reduced political advertising in 2013, as compared to 2012, which was an election year.

Station operating expense was $92,977,000 for the year ended December 31, 2013, compared with $90,288,000 for the year ended December 31, 2012, an increase of $2,689,000 or 3%. The increase was primarily a result of $851,000 in non-recurring credits received in 2012 from two of our performance rights organizations for fees previously paid. Sales commission and selling expenses increased $497,000 in 2013 as a result of increased local revenue. Programming salaries increased $445,000 in 2013 as a result of programming contractual agreements and health care cost increased $527,000.

Operating income from continuing operations for the year ended December 31, 2013 was $26,296,000 compared to $32,011,000 for the year ended December 31, 2012, a decrease of $5,715,000, or 18%. The decrease was primarily a result of the increase in station operating expense combined with the decline in net operating revenue, described above, and a $212,000, or 3%, increase in corporate general and administrative expense. Operating income for 2013 also includes a non-cash impairment charge of $2,033,000 in connection with our review of broadcast licenses during the fourth quarter of 2013 (see Note 2 in the accompanying notes to the consolidated financial statements).

We recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station in January 2013. Please refer to Note 3 – Discontinued Operations, in the accompanying notes to the consolidated financial statements for more information on our discontinued operations.

We generated net income of $15,273,000 ($2.64 per share on a fully diluted basis) for the year ended December 31, 2013, compared with $17,925,000 ($3.16 per share on a fully diluted basis) for the year ended December 31, 2012, a decrease of $2,652,000 or 15%. In 2013 we had a decrease in operating income from continuing operations of $5,715,000, as described above, and a decrease in interest expense of $428,000. The decrease in interest expense was attributable to an average decrease in market interest rates of 0.356% and a decrease in average debt outstanding. Income tax expense decreased $1,947,000 in 2013 as a result of current year operating performance and the fourth quarter non-cash impairment charge.

Radio Segment

For the year ended December 31, 2013, net operating revenue of the radio segment was $109,818,000 compared with $111,763,000 for the year ended December 31, 2012, a decrease of $1,945,000 or 2%. Gross local revenue increased $1,829,000 in 2013. The increase in gross local revenue was primarily attributable to improvements in our Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Portland, ME market. Gross political revenue decreased $4,438,000 for the year ended December 31, 2013 as compared to 2012. The decrease in gross political revenue was attributable to reduced political advertising in 2013, as compared to 2012, which was an election year.

Station operating expense for the radio segment was $79,933,000 for the year ended December 31, 2013, compared with $77,992,000 for the year ended December 31, 2012, an increase of $1,941,000 or 2%. The increase was primarily a result of $851,000 in non-recurring credits received in 2012 from two of our performance rights organizations for fees previously paid. Sales commission and selling expenses increased $183,000 in 2013 as a result of increased local revenue. Programming salaries increased $443,000 as a result of programming contractual agreements and health care cost increased $440,000 in 2013.

Operating income for the radio segment decreased $5,919,000 or 18% to $27,852,000 for the year ended December 31, 2013, from $33,771,000 for the year ended December 31, 2012. The decrease was a primarily a result of the decline in net operating revenue combined with the increase in station operating expense, described above. Operating income for 2013 also includes a non-cash impairment charge of $2,033,000 in connection with our review of broadcast licenses during the fourth quarter of 2013 (see Note 2 in the accompanying notes to the consolidated financial statements).

Television Segment

For the year ended December 31, 2013, net operating revenue of our television segment was $19,660,000 compared with $18,496,000 for the year ended December 31, 2012, an increase of $1,164,000 or 6%. Gross local revenue, gross national revenue and gross retransmission consent revenue increased $1,392,000, $869,000 and $438,000, respectively, from 2012. The increase in gross local revenue was primarily attributable to improvements in our Victoria, TX market. The increase in gross national revenue is due to increased advertising in our Joplin, MO market. Gross political revenue decreased $1,490,000 for the year ended December 31, 2013 as compared to 2012. The decrease in gross political revenue was attributable to reduced political advertising in 2013, as compared to 2012, which was an election year.

Station operating expense in the television segment for the year ended December 31, 2013 was $13,044,000, compared with $12,296,000 for the year ended December 31, 2012, an increase of $748,000 or 6%. The increase in station operating expense was due to higher sales commissions and selling expenses of $314,000 and increased retransmission fees of $155,000. These costs increases are a direct result of increased revenue in 2013.

Operating income in the television segment for the year ended December 31, 2013 was $6,616,000 compared with $6,200,000 for the year ended December 31, 2012, an increase of $416,000 or 7%. The increase was a result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated

For the year ended December 31, 2012, consolidated net operating revenue was $130,259,000 compared with $125,273,000 for year ended December 31, 2011, an increase of $4,986,000 or 4%. Gross political revenue and gross retransmission consent revenue increased $5,472,000 and $1,314,000, respectively, in 2012. Gross local revenue increased $1,624,000 and gross national revenue decreased $3,204,000 compared to 2011. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Milwaukee, WI market and our Networks. The increase in gross political revenue was a result of the 2012 election campaigns, and the increase in gross retransmission consent revenue was due to our renegotiated contracts for the carriage rights of our television stations. The decrease in national revenue is due to a reduction of national advertising in 2012.

Station operating expense was $90,288,000 for the year ended December 31, 2012, compared with $90,929,000 for the year ended December 31, 2011, a decrease of $641,000 or less than 1%. Music licensing fees decreased $1,771,000 in 2012 as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases during the year ended December 31, 2012 of $494,000 in advertising and promotions expense, $377,000 in bad debt expense and $236,000 in depreciation and amortization expense. The decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising, and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. These decreases in expenses were partially offset by an increase in salaries of $1,728,000, as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases. Retransmission fees were $435,000, which was a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

Operating income from continuing operations for the year ended December 31, 2012 was $32,011,000 compared to $26,754,000 for the year ended December 31, 2011, an increase of $5,257,000, or 20%. The increase was a result of the improvement in net operating revenue and the reduction in station operating expense described in detail above. Additionally, our corporate general and administrative charges increased $370,000 in 2012. The increase in corporate general and administrative charges was primarily from an increase in 401(k) expenses of $230,000 as a result of the reinstatement of Company contributions in 2012, and a $100,000 increase in interactive expense to bring all of our websites in-house. The Company did not make any matching contributions to the 401(k) plan in 2011.

The loss from discontinued operations was related to our Greenville, Mississippi TV station held for sale and is presented net of income taxes. Please refer to Note 3 – Discontinued Operations, in the accompanying notes to the consolidated financial statements for more information on our discontinued operations.

We generated net income of $17,925,000 ($3.16 per share on a fully diluted basis) for the year ended December 31, 2012, compared with $12,631,000 ($2.23 per share on a fully diluted basis) for the year ended December 31, 2011, an increase of $5,294,000 or 42%. In 2012 we had an increase in operating income from continuing operations of $5,257,000, as described above, and a decrease in interest expense of $1,687,000. Additionally, in 2011 we recognized a charge of $1,326,000 for the write-off of unamortized debt issuance costs related to our pre-existing credit facility. The decrease in interest expense was attributable to an average decrease in market interest rates of 0.856%, a decrease in average debt outstanding, and a decrease in the amortization of debt financing costs. Income tax expense increased $3,335,000 in 2012 as a result of the improvement in operating income and the decline in interest expense.

Radio Segment

For the year ended December 31, 2012, net operating revenue of the radio segment was $111,763,000 compared with $108,938,000 for the year ended December 31, 2011, an increase of $2,825,000 or 3%. Gross local revenue and gross political revenue increased $1,829,000 and $3,769,000, respectively, in 2012. Gross national revenue decreased $2,760,000 compared to 2011. The increase in gross local revenue was primarily attributable to improvements in our Charlottesville, VA, Columbus, OH and Norfolk, VA markets, partially offset by a decline in gross local revenue in our Milwaukee, WI market and our Networks. The increase in gross political revenue was a result of the 2012 election campaigns. The decrease in national revenue is due to a reduction of national advertising in 2012. National advertising on our Networks accounted for 23% of this decrease.

Station operating expense for the radio segment was $77,992,000 for the year ended December 31, 2012, compared with $79,130,000 for the year ended December 31, 2011, a decrease of $1,138,000 or 1%. Music licensing fees decreased $1,756,000 in 2012 as a result of lower royalty rates and credits received from two of our performance rights organizations for fees previously paid. We also had decreases during the year ended December 31, 2012 of $449,000 in advertising and promotions expense and $343,000 in bad debt expense. The decrease in advertising and promotions was primarily attributable to reductions in TV and billboard advertising, and the reduction in bad debt expense was a result of enhanced collection efforts in many of our markets. These decreases in expenses were partially offset by an increase in compensation expense of $1,425,000, primarily as a result of the reinstatement of the 5% salary reductions implemented in March 2009 and programming contractual agreement increases.

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

Station operating expense in the television segment for the year ended December 31, 2012 was $12,296,000, compared with $11,799,000 for the year ended December 31, 2011, an increase of $497,000 or 4%. The increase in station operating expense was primarily retransmission fees of $435,000 in 2012, which was a new expense in 2012 for our television stations. Retransmission fees are the amount that we pay our network affiliates as a result of our renegotiated carriage rights agreements.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility, providing availability up to $120 million (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018. An additional $40 million financing may, in the future, be made available to the Company subject to compliance with terms and conditions of the Credit Facility. On May 31, 2013, we amended our Credit Facility to, among other things, change the allocation between the Term Loan and the Revolving Credit Facility to $30 million and $90 million, respectively. This change in allocation was a non-cash transaction resulting in an increase of $27,750,000 on the Revolving Credit Facility outstanding and a decrease in the Term Loan outstanding of $27,750,000.

We had $75 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2013, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2013, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2013, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations. See Note 9 of the Notes to Consolidated Financial Statements included within this Form 10-K, which is incorporated by reference.

Sources and Uses of Cash

During the years ended December 31, 2013, 2012 and 2011, we had net cash flows from operating activities of $26,712,000, $30,955,000 and $27,178,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2013, we have repurchased 1.9 million shares of our Class A Common Stock for $45.9 million. During the year ended December 31, 2013, approximately 2,000 shares were retained for payment of withholding taxes for $95,000 related to the vesting of restricted stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2013 were $5,152,000 ($4,809,000 in 2012). We anticipate capital expenditures in 2014 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2013:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$46,078	$1,078	$—	$45,000	$—
Interest Payments on Long-Term Debt(2)	3,846	879	1,739	1,228	—
Operating Leases	8,722	1,330	2,063	1,408	3,921
Purchase Obligations(3)	23,000	12,955	7,350	2,232	463
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$81,646	$16,242	$11,152	$49,868	$4,384

(1)
Under our Credit Facility, the maturity on outstanding debt of $46.1 million could be accelerated if we do not maintain certain covenants. Long-Term Debt Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 9 of the Notes to Consolidated Financial Statements).

(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)
Includes $13,658,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian and $9,342,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:  We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 3% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2013, from 3.0% to 4.0% or from $578,000 to $762,000 would result in a decrease in net income of $111,000, net of taxes for the year ended December 31, 2013.

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

Broadcast Licenses:  As of December 31, 2013, we have recorded approximately $88,460,000 in broadcast licenses, which represents 45.8% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

During the fourth quarter of 2013, we recognized a $2,033,000 impairment charge for broadcast licenses in certain of our radio markets primarily due to declines in available market revenue, market revenue share, profit margins, and estimated long-term growth rates, combined with an increase in technical equipment costs in three of our markets, Asheville, North Carolina; Keene, New Hampshire/Brattleboro, Vermont; and Mitchell, South Dakota. Please refer to Note 2 — Broadcast Licenses and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

There was no impairment of broadcast licenses in 2012.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2013, the Company would have recorded an additional broadcast license impairment of approximately $1.0 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2013, the Company would have recorded an additional broadcast license impairment of approximately $3.2 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2013, the Company would have recorded an additional broadcast license impairment of approximately $8.5 million.

Stock Based Compensation:  We use a Black-Scholes valuation model to estimate the fair value of stock option awards. Under the fair value method, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these assumptions, then stock based compensation expense may differ materially in the future from that previously recorded.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2013 than they did during 2013, our interest expense would increase, and income before taxes would decrease by $534,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits, an amendment to FASB ASC Topic 740, Income Taxes. This amendment requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance is effective for the Company beginning January 1, 2014 and is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities. This update provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment is effective for the Company on January 1, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The Company does not expect that the adoption of these provisions will have a material impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc., as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Saga Communications Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2013 and 2012
— Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
— Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 17, 2014

Saga Communications, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$17,628	$15,915
Accounts receivable, less allowance of $578 ($577 in 2012)	19,815	19,692
Prepaid expenses and other current assets	2,350	2,482
Barter transactions	1,263	1,347
Deferred income taxes	1,025	892
Current assets of station held for sale	—	106
Total current assets	42,081	40,434
Net property and equipment	56,337	58,462
Other assets:
Broadcast licenses, net	88,460	90,361
Other intangibles, deferred costs and investments, net of accumulated amortization of $12,205 ($11,984 in 2012)	6,346	5,286
Assets of station held for sale	—	2,787
	$193,224	$197,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,962	$2,218
Accrued expenses:
Payroll and payroll taxes	6,700	6,364
Other	2,787	3,244
Barter transactions	1,475	1,417
Current portion of long-term debt	1,078	—
Current liabilities of station held for sale	—	125
Total current liabilities	14,002	13,368
Deferred income taxes	20,571	17,646
Long-term debt	45,000	58,828
Broadcast program rights	1,163	853
Other liabilities	2,787	2,279
Liabilities of station held for sale	—	147
Total liabilities	83,523	93,121
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,409 issued (6,369 in 2012)	64	64
Class B common stock, $.01 par value, 3,500 shares authorized, 816 issued and outstanding (797 in 2012)	8	8
Additional paid-in capital	51,456	51,061
Retained earnings	86,693	81,746
Treasury stock (1,488 shares in 2013 and 1,491 in 2012, at cost)	(28,520)	(28,670)
Total stockholders’ equity	109,701	104,209
	$193,224	$197,330

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011

	(In thousands, except per share data)

Net operating revenue	$129,478	$130,259	$125,273
Station operating expense	92,977	90,288	90,929
Corporate general and administrative	8,172	7,960	7,590
Impairment of intangible assets	2,033	—	—
	103,182	98,248	98,519
Operating income from continuing operations	26,296	32,011	26,754
Other (income) expenses:
Interest expense	1,305	1,733	3,420
Write-off debt issuance costs	55	—	1,326
Other	(106)	279	519
Income from continuing operations before income tax	25,042	29,999	21,489
Income tax provision:
Current	7,187	7,399	2,504
Deferred	2,805	4,540	6,100
	9,992	11,939	8,604
Income from continuing operations, net of income tax	15,050	18,060	12,885
Income (loss) from discontinued operations, net of income tax	223	(135)	(254)
Net income	$15,273	$17,925	$12,631
Basic earnings (loss) per share
From continuing operations	$2.62	$3.19	$2.28
From discontinued operations	..04	(.02)	(.04)
Basic earnings per share	$2.66	$3.17	$2.24
Weighted average common shares	5,681	5,659	5,651
Diluted earnings (loss) per share
From continuing operations	$2.60	$3.18	$2.28
From discontinued operations	..04	(.02)	(.05)
Diluted earnings per share	$2.64	$3.16	$2.23
Weighted average common and common equivalent shares	5,745	5,672	5,656
Dividends declared per share	$1.80	$1.24	$—

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2013, 2012 and 2011

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2011	6,358	$64	798	$8	$50,279	$58,200	$(28,473)	$80,078
Net income						12,631		12,631
Conversion of shares from Class B to Class A	1		(1)					—
Compensation expense related to restricted stock awards					187			187
Share-based compensation cost					196			196
Purchase of shares held in treasury							(117)	(117)
Balance at December 31, 2011	6,359	$64	797	$8	$50,662	$70,831	$(28,590)	$92,975
Net income						17,925		17,925
Net proceeds from exercised options	10				267			267
Dividends declared per common share						(7,010)		(7,010)
Compensation expense related to restricted stock awards					110			110
Share-based compensation cost					22			22
Purchase of shares held in treasury							(80)	(80)
Balance at December 31, 2012	6,369	$64	797	$8	$51,061	$81,746	$(28,670)	$104,209
Net income						15,273		15,273
Conversion of shares from Class B to Class A	1		(1)					—
Issuance of restricted stock	30		20					—
Net proceeds from exercised options	9				275			275
Dividends declared per common share						(10,326)		(10,326)
Compensation expense related to restricted stock awards					135			135
Purchase of shares held in treasury							(95)	(95)
401(k) plan contribution					(15)		245	230
Balance at December 31, 2013	6,409	$64	816	$8	$51,456	$86,693	$(28,520)	$109,701

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011

	(In thousands)

Cash flows from operating activities:
Net income	$15,273	$17,925	$12,631
Income (loss) from discontinued operations, net of tax	223	(135)	(254)
Income from continuing operations	15,050	18,060	12,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,768	6,858	7,101
Deferred income taxes	2,805	4,540	6,100
Impairment of intangible assets	2,033	—	—
Broadcast program rights amortization	637	614	637
Amortization of deferred costs	204	231	642
Compensation expense related to restricted stock awards	135	110	187
(Gain) loss on sale of assets	(126)	221	626
Other (gains) losses, net	20	59	(109)
Share-based compensation expense	—	22	196
Barter revenue, net	(11)	(294)	(231)
Deferred and other compensation	19	3	38
Write-off of debt issuance costs	55	—	1,326
Income tax benefit on exercise of options	(13)	—	—
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	160	(742)	(365)
Payments for broadcast program rights	(628)	(626)	(630)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(396)	1,850	(1,387)
Total adjustments	11,662	12,846	14,131
Net cash provided by continuing operating activities	26,712	30,906	27,016
Net cash provided by discontinued operating activities	—	49	162
Net cash provided by operating activities	26,712	30,955	27,178
Cash flows from investing activities:
Acquisition of property and equipment	(5,152)	(4,809)	(5,410)
Proceeds from sale and disposal of assets	792	42	521
Proceeds from sale of television station	2,960	—	—
Proceeds from sale of short-term investments	—	—	1,018
Other investing activities	(410)	(157)	(90)
Net cash used in continuing investing activities	(1,810)	(4,924)	(3,961)
Net cash used in discontinued investing activities	—	(34)	(157)
Net cash used in investing activities	(1,810)	(4,958)	(4,118)
Cash flows from financing activities:
Payments on long-term debt	(12,750)	(10,250)	(119,100)
Cash dividends paid	(10,326)	(7,010)	—
Payments for debt issuance costs	(289)	—	(1,149)
Proceeds from long-term debt	—	—	92,100
Other financing activities	176	187	(117)
Net cash used in financing activities	(23,189)	(17,073)	(28,266)
Net increase (decrease) in cash and cash equivalents	1,713	8,924	(5,206)
Cash and cash equivalents, beginning of year	15,915	6,991	12,197
Cash and cash equivalents, end of year	$17,628	$15,915	$6,991

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2013 we owned or operated ninety-one radio stations, four television stations, four low-power television stations and five radio information networks serving twenty-five markets throughout the United States.

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

All share and per share information in the accompanying financial statements for periods prior to the split have been restated retroactively to reflect the stock split. The common stock and additional paid-in capital accounts at December 31, 2012 reflect the retroactive capitalization of the four-for-three stock split.

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

Concentration of Risk

Our top six markets when combined represented 44%, 44% and 43% of our net operating revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2013 and 2012.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2013.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2013	$577	$293	$(292)	$578
December 31, 2012	$794	$134	$(351)	$577
December 31, 2011	$797	$526	$(529)	$794

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services are received or used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2013, 2012 and 2011.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2013	2012
		(In thousands)

Land and land improvements	—	$10,984	$11,321
Buildings	31.5 years	32,378	32,367
Towers and antennae	7-15 years	25,761	25,687
Equipment	3-15 years	77,908	74,874
Furniture, fixtures and leasehold improvements	7-20 years	7,926	7,768
Vehicles	5 years	3,805	3,762
		158,762	155,779
Accumulated depreciation		(102,425)	(97,317)
Net property and equipment		$56,337	$58,462

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $6,716,000, $6,805,000 and $7,053,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 98 broadcast licenses serving 25 markets, some of which are currently under renewal, while others require renewal over the period of 2014-2022. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2013, 2012 and 2011, we recognized interest expense related to the amortization of debt issuance costs of $204,000, $231,000 and $642,000, respectively. In 2013 we also wrote-off unamortized debt issuance costs of $55,000, pre-tax, in connection with an amendment to our credit facility. During 2011 we wrote-off unamortized debt issuance costs of $1,326,000, pre-tax, in connection with the refinancing of our bank debt, included in Long-term obligations. See Note 4 – Long-Term Debt.

At December 31, 2013 and 2012, the net book value of deferred costs was $823,000 and $793,000, respectively, and was presented in Other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

Broadcast Program Rights

We record the capitalized costs of broadcast program rights when the license period begins and the programs are available for use. Amortization of the program rights is recorded using the straight-line method over the license period or based on the number of showings. Amortization of broadcast program rights is included in station operating expense. Unamortized broadcast program rights are classified as current or non-current based on terms of the syndication agreements and estimated usage in future years.

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2013, we had remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2013, 2012 and 2011, we acquired 2,179 shares at an average price of $43.98 per share, 2,924 shares at an average price of $27.30 per share and 5,380 shares at an average price of $21.71 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $3,225,000, $3,182,000 and $3,675,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Dividends

On November 21, 2013 the Company’s Board of Directors declared a special cash dividend of $1.80 per share on its Classes A and B Common Stock. This dividend totaling $10.3 million was paid on December 12, 2013 to shareholders of record on December 2, 2013.

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

Earnings Per Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s Second Amended and Restated 2005 Incentive Compensation Plan, that earn dividends on an equal basis with common shares. In applying the two-class method, earnings are allocated to both common shares and participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)

Numerator:
Net income	$15,273	$17,925	$12,631
Less: Net income allocated to unvested participating securities	135	—	—
Net income available to common stockholders	$15,138	$17,925	$12,631
Denominator:
Denominator for basic earnings per share-weighted average shares	5,681	5,659	5,651
Effect of dilutive securities:
Stock options	64	13	5
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,745	5,672	5,656
Basic earnings per share	$2.66	$3.17	$2.24
Diluted earnings per share	$2.64	$3.16	$2.23

Potentially dilutive common shares consist of employee stock options. Employee stock options to purchase approximately 13,000, 93,000 and 304,000 shares of our stock were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits, an amendment to FASB ASC Topic 740, Income Taxes. This amendment requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This guidance is effective for the Company beginning January 1, 2014 and is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities. This update provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment is effective for the Company on January 1, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The Company does not expect that the adoption of these provisions will have a material impact on our consolidated financial statements.

2.	Broadcast Licenses and Other Intangible Assets

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

We have recorded the changes to broadcast licenses for the years ended December 31, 2013 and 2012 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2012	$80,768	$9,588	$90,356
Acquisitions	5	—	5
Balance at December 31, 2012	$80,773	$9,588	$90,361
Acquisitions	132	—	132
Impairment charge	(2,033)	—	(2,033)
Balance at December 31, 2013	$78,872	$9,588	$88,460

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2013 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2013 and determined that the fair value of the broadcast licenses were less than the amount reflected in the balance sheet for three of the Company’s radio markets, Asheville, North Carolina; Keene, New Hampshire/Brattleboro, Vermont; and Mitchell, South Dakota, and recorded non-cash impairment charge of $2,033,000 to reduce the carrying value of these assets to the estimated fair market value. The reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2013 were primarily due to declines in available market revenue, market revenue share, profit margins, and estimated long-term growth rates, combined with an increase in technical equipment costs in three of our markets.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2013. The ranges for operating profit margin and market long-term revenue growth rates vary based on our specific markets. In general, when comparing between 2013 and 2012: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained relatively consistent; and (4) current year revenues were 2.3% lower than previously projected for 2013.

	Fourth	Fourth
	Quarter	Quarter
	2013	2012
Discount rates	12.2% - 12.4%	12.0% - 12.2%
Operating profit margin ranges	19.9% - 35.8%	17.4% - 35.8%
Market long-term revenue growth rates	1.9% - 3.3%	1.75% - 3.1%

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

2012 Impairment Test

During the fourth quarter of 2012, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

2011 Impairment Test

During the fourth quarter of 2011, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value. Amortizable intangible assets are included in Other intangibles, deferred costs and investments in the Consolidated Balance Sheets.

We have recorded amortizable intangible assets at December 31, 2013 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$4,511	$4,511	$—
Favorable lease agreements	5,862	5,577	285
Other intangibles	1,741	1,592	149
Total amortizable intangible assets	$12,114	$11,680	$434

We have recorded amortizable intangible assets at December 31, 2012 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$4,511	$4,511	$—
Favorable lease agreements	5,862	5,540	322
Other intangibles	1,731	1,577	154
Total amortizable intangible assets	$12,104	$11,628	$476

Aggregate amortization expense for these intangible assets for the years ended December 31, 2013, 2012 and 2011, was $52,000, $51,000 and $50,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is $52,000, $38,000, $38,000, $38,000 and $38,000, respectively.

3.	Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million, subject to certain adjustments, to H3 Communications, LLC (“H3”). This transaction was completed on January 31, 2013 and we recognized a gain of approximately $223,000, net of tax, on the sale of WXVT during the first quarter of 2013, included within income from discontinued operations.

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, certain amounts in the consolidated financial statements have been reclassified. The assets and liabilities of WXVT have been classified as held for sale and the net results of operations have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2013	2012
	(In thousands)

Credit Agreement:
Term loan	$30,000	$57,750
Revolving credit facility	15,000	—
Secured debt of affiliate	1,078	1,078
	46,078	58,828
Amounts payable within one year	1,078	—
	$45,000	$58,828

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2014	$1,078
2015	—
2016	—
2017	—
2018	45,000
Thereafter	—
$46,078

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

We had $75 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2013. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2013, we have no required amortization payment for the subsequent twelve month period.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1690% at December 31, 2013) plus 1.25% to 2.25% (0.2117% at December 31, 2012, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25% (0.50% to 1.75% at December 31, 2012). The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum (0.25% to 0.375% per annum at December 31, 2012) on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2013) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Cash paid during the period for:
Interest	$1,103	$1,559	$2,788
Income taxes	$7,134	$6,999	$3,202
Non-cash transactions:
Barter revenue	$3,855	$4,188	$4,369
Barter expense	$3,844	$3,894	$4,138
Acquisition of property and equipment	$104	$99	$286

On May 31, 2013, we amended our Credit Facility to, among other things, change the allocation between the Term Loan and the Revolving Credit Facility to $30 million and $90 million, respectively. This change in allocation was a non-cash transaction resulting in an increase of $27,750,000 on the Revolving Credit Facility outstanding and a decrease in the Term Loan outstanding of $27,750,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2013	2012
	(In thousands)

Deferred tax liabilities:
Property and equipment	$8,235	$9,205
Intangible assets	14,425	10,437
Prepaid expenses	601	616
Total deferred tax liabilities	23,261	20,258
Deferred tax assets:
Allowance for doubtful accounts	232	233
Compensation	3,355	3,195
Other accrued liabilities	128	76
Loss carry forwards	7	58
	3,722	3,562
Less: valuation allowance	7	58
Total net deferred tax assets	3,715	3,504
Net deferred tax liabilities	$19,546	$16,754
Current portion of deferred tax assets	$1,025	$892
Non-current portion of deferred tax liabilities	(20,571)	(17,646)
Net deferred tax liabilities	$(19,546)	$(16,754)

At December 31, 2013, we have state and local tax loss carry forwards of approximately $162,000, which will expire in 2023. During 2013, we utilized approximately $790,000 in state and local tax loss carry forwards, approximately $381,000 in state and local tax loss carry forwards expired and accordingly, the valuation allowances decreased by $51,000. At December 31, 2013, the valuation allowance for net deferred tax assets relates to state loss carry forwards. Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2013 and 2012, net deferred tax liabilities include a deferred tax asset of $2,089,000 and $1,199,000, respectively, relating to deferred compensation and stock-based compensation expense. Full realization of the tax asset related to stock based compensation requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheets at December 31, 2013 and 2012. See Note 7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Current:
Federal	$6,210	$6,160	$1,820
State	1,125	1,150	510
Total current	7,335	7,310	2,330
Total deferred	2,805	4,540	6,100
	$10,140	$11,850	$8,430
Taxes are allocated as follows:
Continuing operations	$9,992	$11,939	$8,604
Discontinued operations	148	(89)	(174)
	$10,140	$11,850	$8,430

In addition, we recognized a tax benefit of $9,200 and tax expense of $25,000 and $0 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2013, 2012 and 2011, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Tax expense at U.S. statutory rates	$8,894	$10,486	$7,260
State tax expense, net of federal benefit	1,192	1,356	1,116
Other, net	105	42	69
Change in valuation allowance on loss carry forwards	(51)	(34)	(15)
	$10,140	$11,850	$8,430
Discontinued operations	148	89	174
	$9,992	$11,939	$8,604

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2008. During the first quarter of 2012, the IRS commenced an examination of the Company’s 2010 U.S. federal income tax return which was completed in the third quarter of 2012 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the balance sheet at December 31, 2012 are tax accruals of approximately $16,000 for uncertain tax positions. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate. As of December 31, 2013 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2013 and 2012, we had no tax-related interest or penalties and had $0 accrued at December 31, 2013 and 2012.

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

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 280,000 shares of Class B Common Stock, 900,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 280,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest; therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. For the years ended December 31, 2012 and 2011, we had $22,000 and $196,000, respectively, of total compensation expense related to stock options. This expense is included in corporate general and administrative expense in our results of operations. The associated future income tax benefit recognized for the years ended December 31, 2012 and 2011 was $9,000 and $80,000, respectively. The stock options were fully expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the year ended December 31, 2013.

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

The following summarizes the stock option transactions for the Second Restated 2005 Plan, the 2003 Plan and the 1992 Stock Option Plan (the “1992 Plan”) for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2011	391,948	$38.78
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	(88,316)	43.50
Outstanding at December 31, 2011	303,632	$37.40	3.6	$135,886
Granted	—	—
Exercised	(9,796)	27.26
Forfeited/canceled/expired	(33,176)	61.69
Outstanding at December 31, 2012	260,660	$34.69	3.0	$1,253,039
Granted	—	—
Exercised	(8,910)	29.41
Forfeited/canceled/expired	(17,963)	54.35
Outstanding at December 31, 2013	233,787	$33.38	2.1	$4,058,035
Vested and Exercisable at December 31, 2013	233,787	$33.38	2.1	$4,058,035

The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $155,500 and $72,200, respectively. Cash received from stock options exercised during the years ended December 31, 2013 and 2012 was $311,500 and $287,600, respectively. No options were exercised during the year ended December 31, 2011.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the Second Restated 2005 Plan, the 2003 Plan and 1992 Plan for the year ended December 31:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2011	46,873	$13.88
Granted	—	—
Vested	(37,150)	13.73
Forfeited/canceled/expired	(440)	14.48
Non-vested at December 31, 2011	9,283	$14.48
Granted	—	—
Vested	(9,283)	14.48
Forfeited/canceled/expired	—	—
Non-vested at December 31, 2012	—	$—

There were no options granted during 2013.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2011	28,164	$21.55
Granted	—	—
Vested	(14,187)	23.46
Forfeited/canceled/expired	(765)	19.32
Outstanding at December 31, 2011	13,212	$19.61
Granted	—	—
Vested	(7,641)	20.82
Forfeited/canceled/expired	(40)	17.97
Outstanding at December 31, 2012	5,531	$17.97
Granted	50,062	46.51
Vested	(5,531)	17.97
Forfeited/canceled/expired	—	—
Non-vested and outstanding at December 31, 2013	50,062	$46.51
Weighted average remaining contractual life (in years)	2.9

The weighted average grant date fair value of restricted stock that vested during 2013, 2012 and 2011 was $99,000, $159,000 and $333,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $2,210,000, $16,000 and $127,000 at December 31, 2013, 2012 and 2011, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2013, 2012 and 2011 we had $135,000, $110,000 and $187,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2013, 2012 and 2011 was $53,000, $45,000 and $77,000, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $5,000, $12,000 and $16,000 in 2013, 2012 and 2011, respectively. The Company’s discretionary contribution to the plan was approximately $240,000 and $230,000 for the years ended December 31, 2013 and 2012, respectively. The Company did not make a discretionary contribution to the 401(k) Plan for the year ended December 31, 2011.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2013, 2012 and 2011 was $193,000, $126,000 and $141,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2013 his average annual compensation, as defined by the employment agreement was approximately $1,382,000.

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

On December 19, 2011, Mr. Christian agreed to defer approximately $100,000 of his 2012 salary to be paid 100% on January 25, 2013. On December 27, 2012, Mr. Christian agreed to defer approximately $100,000 of his 2013 salary to be paid 100% on January 10, 2014. On December 16, 2013, Mr. Christian agreed to defer approximately $100,000 of his 2014 salary to be paid 100% on January 16, 2015.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. Under the TBA, during 2012 and 2011, we paid Surtsey Media fees of approximately $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term is extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media are increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, during 2013 we paid Surtsey Media fees of approximately $3,400 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2013, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2013, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). We paid fees under the agreements during 2012 and 2011 of approximately $4,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses. The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement are terminated, (ii) the terms of the continuing Station Agreements are extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, during 2013 we paid fees of approximately $4,500 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $6,000, $10,000 and $10,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

In December 2013, we sold a used vehicle to the son of Mr. Christian. The vehicle was sold at its fair market value of $41,000. In February 2012, we sold a used vehicle to the daughter of Mr. Christian. The vehicle was sold at its fair market value of $38,000.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2013. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2013 was $1,394,000 ($1,400,000 and $1,511,000 for the years ended December 31, 2012 and 2011, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2013 (in thousands):

2014	$1,330
2015	1,150
2016	913
2017	763
2018	645
Thereafter	3,921
$8,722

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2013 (in thousands):

2014	$622
2015	540
2016	355
2017	188
2018	40
Thereafter	40
$1,785
Amounts due within one year (included in accounts payable)	622
$1,163

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

During the fourth quarter of 2013, as a result of our annual impairment test, the Company wrote down broadcast licenses with a carrying value of $8,620,000 to their fair value of $6,587,000, resulting in a non-cash impairment charge of $2,033,000, which is included in net income for the year ended December 31, 2013. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

In 2012 the Company reviewed the fair value of its broadcasting licenses, net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values. As such, no non-recurring fair value measures were utilized in 2012.

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

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)

Year ended December 31, 2013:
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296
Depreciation and amortization	$5,119	$1,421	$228	$6,768
Capital additions	$3,884	$872	$396	$5,152
Broadcast licenses, net	$78,872	$9,588	$—	$88,460
Total assets at December 31, 2013	$143,927	$23,274	$26,023	$193,224

			Corporate
	Radio	Television	and Other		Consolidated

	(In thousands)

Year ended December 31, 2012:
Net operating revenue	$111,763	$18,496	$—		$130,259
Station operating expense	77,992	12,296	—		90,288
Corporate general and administrative	—	—	7,960		7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)		$32,011
Depreciation and amortization	$5,222	$1,411	$225		$6,858
Capital additions	$3,786	$977	$46		$4,809
Broadcast licenses, net	$80,773	$9,588	$—		$90,361
Total assets at December 31, 2012	$148,163	$23,013	$26,154	*	$197,330

*	Includes $2,893 of Assets held for sale.

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)

Year ended December 31, 2011:
Net operating revenue	$108,938	$16,335	$—	$125,273
Station operating expense	79,130	11,799	—	90,929
Corporate general and administrative	—	—	7,590	7,590
Operating income (loss) from continuing operations	$29,808	$4,536	$(7,590)	$26,754
Depreciation and amortization	$5,518	$1,351	$232	$7,101
Capital additions	$3,990	$1,268	$152	$5,410

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Results of Operations (Unaudited)

	March 31,					June 30,			September 30,				December 31,
	2013			2012		2013		2012		2013		2012		2013	2012
		(In thousands, except per share data)
Net operating revenue		$28,957		$29,323		$33,832		$32,986		$32,929		$32,409		$33,760	$35,541
Station operating expenses		22,088		22,360		23,493		21,959		23,598		22,379		23,798	23,590
Corporate G&A		1,948		1,949		1,982		1,940		2,051		1,910		2,191	2,161
Impairment of intangible assets		—		—		—		—		—		—		2,033	—
Operating income from continuing operations		4,921		5,014		8,357		9,087		7,280		8,120		5,738	9,790
Other (income) expenses:
Interest expense		358		528		357		458		308		381		282	366
Other		25		(2)		66		(8)		(144)		145		2	144
Income from continuing operations before tax		4,538		4,488		7,934		8,637		7,116		7,594		5,454	9,280
Income tax provision		1,812		1,785		3,130		3,438		2,820		3,227		2,230	3,489
Income from continuing operations, net of tax		2,726		2,703		4,804		5,199		4,296		4,367		3,224	5,791
Income (loss) from discontinued operations, net of tax		223		2		—		(67)		—		(39)		—	(31)
Net income		$2,949		$2,705		$4,804		$5,132		$4,296		$4,328		$3,224	$5,760
Basic earnings (loss) per share:
From continuing operations	$	..48	$	..48	$	..85	$	..92	$	..76	$	..77	$	..56	$1.02
From discontinued operations		..04		—		—		(.01)		—		(.01)		—	—
Earnings per share	$	..52	$	..48	$	..85	$	..91	$	..76	$	..76	$	..56	$1.02
Weighted average common shares		5,673		5,658		5,683		5,661		5,686		5,661		5,686	5,663
Diluted earnings (loss) per share:
From continuing operations	$	..47	$	..48	$	..84	$	..92	$	..75	$	..77	$	..56	$1.02
From discontinued operations		..04		—		—		(.01)		—		(.01)		—	(.01)
Diluted earnings per share	$	..51	$	..48	$	..84	$	..91	$	..75	$	..76	$	..56	$1.01
Weighted average common and common equivalent shares		5,738		5,678		5,745		5,663		5,754		5,670		5,751	5,692

During the fourth quarter of 2013, the Company recognized a pre-tax impairment charge of $2,033,000 to reduce the carrying value of certain radio broadcast licenses to their estimated fair value.

15.	Subsequent Event

On January 31, 2014, we acquired an FM radio station (WFIZ-FM) and three translators, serving the Ithaca, New York market for approximately $715,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2014.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signatures

/s/ Edward K. Christian Edward K. Christian	President, Chief Executive Officer and Chairman of the Board

/s/ Samuel D. Bush Samuel D. Bush	Senior Vice President, Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski Catherine A. Bobinski	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

/s/ Clarke R. Brown, Jr. Clarke R. Brown, Jr.	Director

/s/ Timothy J. Clarke Timothy J. Clarke	Director

/s/ Roy F. Coppedge III Roy F. Coppedge	Director

/s/ David B. Stephens David B. Stephens	Director

/s/ Gary G. Stevens Gary G. Stevens	Director

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
4(a)	8
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

4(b)	9	First Amendment to Credit Agreement dated as of May 31, 2013.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	10	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	11	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	11	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(k)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on May 31, 2013 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

