Form 10-Q
period 2014-03-31
SAGA COMMUNICATIONS INC
filed 2014-05-12
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ ..

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 2, 2014 was 4,933,054 and 815,945, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — March 31, 2014 and December 31, 2013	3
Condensed consolidated statements of income — Three months ended March 31, 2014 and 2013	4
Condensed consolidated statements of cash flows —Three months ended March 31, 2014 and 2013	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	20
PART II OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21
Signatures	22

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,327	$17,628
Accounts receivable, net	17,813	19,815
Prepaid expenses and other current assets	1,974	2,350
Barter transactions	1,500	1,263
Deferred income taxes	988	1,025
Total current assets	45,602	42,081
Property and equipment	160,526	158,762
Less accumulated depreciation	103,932	102,425
Net property and equipment	56,594	56,337
Other assets:
Broadcast licenses, net	88,641	88,460
Other intangibles, deferred costs and investments, net	6,319	6,346
	$197,156	$193,224

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,971	$1,962
Payroll and payroll taxes	6,410	6,700
Other accrued expenses	3,118	2,787
Barter transactions	1,705	1,475
Current portion of long-term debt	—	1,078
Total current liabilities	13,204	14,002
Deferred income taxes	21,211	20,571
Long-term debt	46,078	45,000
Other liabilities	3,848	3,950
Total liabilities	84,341	83,523
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	51,858	51,456
Retained earnings	89,132	86,693
Treasury stock	(28,247)	(28,520)
Total stockholders’ equity	112,815	109,701
	$197,156	$193,224

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,423	$28,957
Station operating expenses	22,947	22,088
Corporate general and administrative	2,153	1,948
Operating income from continuing operations	4,323	4,921
Other expenses, net:
Interest expense	272	358
Other (income) expense, net	(15)	25
Income from continuing operations before tax	4,066	4,538
Income tax provision	1,627	1,812
Income from continuing operations, net of tax	2,439	2,726
Income from discontinued operations, net of tax	-	223
Net income	$2,439	$2,949
Basic earnings per share:
From continuing operations	$0.43	$0.48
From discontinued operations	0.00	0.04
Basic earnings per share	$0.43	$0.52
Weighted average common shares	5,690	5,673
Diluted earnings per share:
From continuing operations	$0.42	$0.47
From discontinued operations	0.00	0.04
Diluted earnings per share	$0.42	$0.51
Weighted average common and common equivalent shares	5,757	5,738

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$7,838	$7,726
Cash flows from investing activities:
Acquisition of property and equipment	(1,459)	(1,177)
Acquisition of broadcast properties	(682)	—
Proceeds from sale of television station	—	2,960
Other investing activities	2	(135)
Net cash (used in) provided by investing activities	(2,139)	1,648
Cash flows from financing activities:
Other financing activities	—	3
Net cash provided by financing activities	—	3
Net increase in cash and cash equivalents	5,699	9,377
Cash and cash equivalents, beginning of period	17,628	15,915
Cash and cash equivalents, end of period	$23,327	$25,292

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

On January 16, 2013 the Company consummated a four-for-three stock split of its Class A and Class B Common Stock, to shareholders of record as of the close of business on December 28, 2012. The stock split increased the Company’s issued and outstanding shares of common stock from 3,659,753 shares of Class A Common Stock and 597,504 shares of Class B Common Stock to 4,879,186 and 796,672 shares, respectively. All share and per share information in the accompanying financial statements reflect the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$2,439	$2,949
Less: Net income allocated to unvested participating securities	21	-
Net income available to common stockholders	$2,418	$2,949

Denominator:
Denominator for basic earnings per share— weighted average shares	5,690	5,673
Effect of dilutive securities:
Stock options	67	65
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,757	5,738
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.51

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 13,000 and 29,000 for the three months ended March 31, 2014 and 2013, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2014.

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

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities. This update provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. This amendment was adopted on January 1, 2014 and did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits, an amendment to FASB ASC Topic 740, Income Taxes. This amendment requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This amendment was adopted on January 1, 2014 and did not have a material impact on our consolidated financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2014:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2013	6,369	797
Exercised options	9	—
Conversion of shares	1	(1)
Issuance of restricted stock	30	20
Balance, December 31, 2013	6,409	816
Exercised options	7	—
Balance, March 31, 2014	6,416	816

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2014 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

5. Acquisitions

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total costs were allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes. The Company accounts for acquisition under the provisions of FASB ASC Topic 805, Business Combinations.

On January 31, 2014, we acquired one FM station (WFIZ-FM) and three FM Translators serving the Ithaca, New York market for approximately $720,000. We financed this transaction through funds generated from operations. Unaudited proforma results of operations for the acquisition of WFIZ-FM is not required, as such information is not material to our financial statements and therefore is not presented.

The preliminary allocation of the purchase price through March 31, 2014 is as follows:

Fair Value
(in thousands)
Assets Acquired:
Current assets	$45
Property and equipment	425
Broadcast licenses-Radio segment	174
Other intangibles, deferred costs and investments	3
Fair value of assets acquired	647
Goodwill-Radio segment	73
Total cash consideration	$720

On February 28, 2014 we acquired an FM translator serving the Jonesboro, Arkansas market for approximately $35,000, of which $7,500 was allocated to broadcast licenses and $27,500 was allocated to goodwill.

Management preliminarily assigned fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow approach. The Company is still in the process of verifying data and finalizing information related to the valuation, and expects to finalize these matters within the measurement period.

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

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, certain amounts in the consolidated financial statement have been reclassified. The net results of operations of WXVT have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

7. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”). The 2005 Incentive Compensation Plan was re-approved by stockholders in 2010. The changes made in the Second Restated 2005 Plan (i) increases the number of authorized shares by 233,334 shares of Common Stock, (ii) extends the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50% of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2014 and 2013, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 and 2003 Plans for the three months ended March 31, 2014:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2014	233,787	$33.38	2.1	$4,058,035
Exercised	(7,294)	34.80
Outstanding at March 31, 2014	226,493	$33.33	1.9	$3,814,944
Exercisable at March 31, 2014	226,493	$33.33	1.9	$3,814,944

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2014:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2014	50,062	$46.51
Vested	—	—
Forfeited	(457)	46.51
Non-vested and outstanding at March 31, 2014	49,605	$46.51

For the three months ended March 31, 2014 and 2013, we had $188,000 and $16,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2014 and 2013 was $75,000 and $7,000, respectively.

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	15,000	15,000
Secured debt of affiliate	1,078	1,078
	46,078	46,078
Amounts payable within one year	—	1,078
	$46,078	$45,000

Our credit facility providing availability up to $120 million at March 31, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $75 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2014, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.15450% at March 31, 2014) plus 1.25% to 2.25% (0.2037% at March 31, 2013, plus 1.50% to 2.75%) or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017.

9. Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and five radio information networks. The Television segment includes two markets and consists of four television stations and four low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2014:
Net operating revenue	$24,925	$4,498	$—	$29,423
Station operating expense	19,739	3,208	—	22,947
Corporate general and administrative	—	—	2,153	2,153
Operating income (loss) from continuing operations	$5,186	$1,290	$(2,153)	$4,323
Depreciation and amortization	$1,230	$345	$70	$1,645
Total assets	$143,313	$22,684	$31,159	$197,156

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2013:
Net operating revenue	$24,462	$4,495	$—	$28,957
Station operating expense	19,007	3,081	—	22,088
Corporate general and administrative	—	—	1,948	1,948
Operating income (loss) from continuing operations	$5,455	$1,414	$(1,948)	$4,921
Depreciation and amortization	$1,242	$342	$57	$1,641
Total assets	$145,538	$22,782	$32,250	$200,570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and five radio information networks (“Networks”). The Television segment includes two markets and consists of four television stations and four LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2014 and 2013, approximately 87% and 89%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2014 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms to allow our listeners and viewers to connect with our products where and when they want. In 2013, we completed a project to bring all of our websites in house while making them fully accessible on mobile devices. This change will provide new avenues for revenue and improve our overall digital reach.

In addition, we continue the rollout of HD Radio. HD Radio utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market.

During the three months ended March 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 34%, 33%, 34% and 35%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	7%	7%	7%	7%
Des Moines, Iowa	6%	6%	7%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	10%	10%	10%	11%
Norfolk, Virginia	6%	5%	5%	5%

We have experienced a significant decline in our net operating revenue for the past three years in our Milwaukee, Wisconsin market. For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, however net operating revenue in this market was relatively flat. This decline in net operating revenue has directly affected the operating income of our radio stations in this market. These reductions are attributable to a combination of aggressive competitive pricing due to a soft economy and new rating methodology that has changed the competitive pricing landscape in the market; an increase in the demand for 30 second spots which has caused a reduction in both our rates and inventory available as we control the number of units per hour to provide more entertainment for our listeners; and a decline in certain key category spending in the market.

During the three months ended March 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, the radio stations in our five largest markets when combined, represented approximately 38%, 35%, 39% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	9%	8%	8%	8%
Des Moines, Iowa	4%	3%	5%	5%
Manchester, New Hampshire	7%	7%	8%	8%
Milwaukee, Wisconsin	11%	12%	11%	13%
Norfolk, Virginia	7%	5%	7%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2014 and 2013, approximately 78% and 83%, respectively of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a significant increase in political advertising for 2014 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9%, 10%, 9% and 9%, respectively, of our net operating revenues, and approximately 13%, 14%, 12% and 11%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the three months ended March 31, 2014 and 2013 and the years ended December 31, 2013 and 2012.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2014 and 2013.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$29,423	$28,957	$466	1.6%
Station operating expense	22,947	22,088	859	3.9%
Corporate general and administrative	2,153	1,948	205	10.5%
Operating income from continuing operations	4,323	4,921	(598)	(12.1)%
Interest expense	272	358	(86)	(24.0)%
Other (income) expense, net	(15)	25	(40)	N/M
Income from continuing operations before income tax	4,066	4,538	(472)	(10.4)%
Income tax provision	1,627	1,812	(185)	(10.2)%
Income from continuing operations, net of income taxes	2,439	2,726	(287)	(10.5)%
Income from discontinued operations, net of income taxes	-	223	(223)	(100.0)%
Net income	$2,439	$2,949	$(510)	(17.3)%
Earnings per share:
From continuing operations	$.42	$.47	$(.05)	(10.6)%
From discontinued operations	.00	.04	(.04)	N/M
Earnings per share (diluted)	$.42	$.51	$(.09)	(17.6)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$24,925	$24,462	$463	1.9%
Station operating expense	19,739	19,007	732	3.9%
Operating income	$5,186	$5,455	$(269)	(4.9)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,498	$4,495	$3	0.1%
Station operating expense	3,208	3,081	127	4.1%
Operating income	$1,290	$1,414	$(124)	(8.8)%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2014:
Net operating revenue	$24,925	$4,498	$—	$29,423
Station operating expense	19,739	3,208	—	22,947
Corporate general and administrative	—	—	2,153	2,153
Operating income (loss) from continuing operations	$5,186	$1,290	$(2,153)	$4,323

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2013:
Net operating revenue	$24,462	$4,495	$—	$28,957
Station operating expense	19,007	3,081	—	22,088
Corporate general and administrative	—	—	1,948	1,948
Operating income (loss) from continuing operations	$5,455	$1,414	$(1,948)	$4,921

Consolidated

For the three months ended March 31, 2014, consolidated net operating revenue was $29,423,000 compared with $28,957,000 for the three months ended March 31, 2013, an increase of $466,000 or 1.6%. Gross national, gross political, and gross retransmission consent revenue increased $563,000, $209,000 and $84,000, respectively, from the first quarter of 2013. Gross local revenue for the quarter decreased $336,000 from the first quarter of 2013. The increase in gross national revenue was primarily attributable to improvements in our Asheville, NC, Manchester, NH, Milwaukee, WI, Norfolk, VA, Victoria, TX markets and our Radio Networks. The increase in gross political revenue is due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The decrease in gross local revenue was primarily attributable to a decrease in local revenue in our television segment.

Station operating expense was $22,947,000 for the three months ended March 31, 2014, compared with $22,088,000 for the three months ended March 31, 2013, an increase of $859,000 or 3.9%. This increase was primarily a result of an increase in health care costs of $482,000 or 56% of the increase. Excluding this increase, station operating expenses increased by 1.7% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating income from continuing operations for the three months ended March 31, 2014 was $4,323,000 compared to $4,921,000 for the three months ended March 31, 2013, a decrease of $598,000 or 12%. The decrease was a result of the increase in net operating revenue offset by the increase in station operating expense, and a $205,000 increase in corporate general and administrative expenses that was primarily attributable to an increase in non-cash compensation related to the amortization of restricted stock grants that were made in 2013.

We generated net income of $2,439,000 ($.42 per share on a fully diluted basis) during the three months ended March 31, 2014, compared to $2,949,000 ($.51 per share on a fully diluted basis) for the three months ended March 31, 2013, a decrease of $510,000 or 17.3%. We had a decrease in operating income from continuing operations of $598,000, as described above, a decrease in income from discontinued operations of $223,000 offset by decreases in interest expense of $86,000 and income taxes of $185,000, and an increase in other income of $40,000. In the prior year we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. Please refer to Note 6 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more information on our discontinued operations. The decrease in interest expense was primarily attributable to a decrease in our average debt outstanding. The decrease in income taxes was attributable to the reduction in income before income tax of $472,000.

Radio Segment

For the three months ended March 31, 2014, net operating revenue of the radio segment was $24,925,000 compared with $24,462,000 for the three months ended March 31, 2013, which represents an increase of $463,000 or 1.9%. Gross national revenue and gross political revenue increased $428,000 and $150,000, respectively, from the first quarter of 2013. The increase in gross national revenue was primarily attributable to improvements in our Asheville, NC, Manchester, NH, Milwaukee, WI, Norfolk, VA, markets and our Radio Networks. The increase in gross political revenue is due to a number of congressional, senatorial, gubernatorial and local elections in most of our radio markets. Gross local revenue was relatively flat with the prior year.

Station operating expense for the radio segment was $19,739,000 for the three months ended March 31, 2014, compared with $19,007,000 for the three months ended March 31, 2013, an increase of $732,000 or 3.9%. This increase was primarily a result of an increase in health care costs of $464,000, attributable to an increase in claims for the period. We are self-insured and see fluctuations in claims from time to time. Other station operating expenses increases by 1.4% and are attributable to the increase in revenue.

Operating income in the radio segment decreased $269,000 to $5,186,000 for the three months ended March 31, 2014, from $5,455,000 for the three months ended March 31, 2013. The decrease was a result of the increase in station operating expense as described above.

Television Segment

For the three months ended March 31, 2014, net operating revenue of our television segment was $4,498,000 compared with $4,495,000 for the three months ended March 31, 2013, an increase of $3,000. Gross national, political and retransmission consent revenue increased $135,000, $59,000 and $84,000, respectively, from the first quarter of 2013. The increase in gross political revenue is due to a number of congressional, senatorial, gubernatorial and local elections in both of our television markets. Gross local revenue decreased $289,000 as compared to the prior year.

Station operating expense in the television segment for the three months ended March 31, 2014 was $3,208,000, compared with $3,081,000 for the three months ended March 31, 2013, an increase of $127,000 or 4.1%. The increase in expenses related to increases in health insurance costs, professional fees, advertising and promotions and retransmission fees.

Operating income in the television segment for the three months ended March 31, 2014 was $1,290,000 compared with $1,414,000 for the three months ended March 31, 2013, a decrease of $124,000 or 8.8%. The decrease was a direct result of the increase in station operating expenses described above.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $120 million at March 31, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $75 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2014, we have no required amortization payment.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At March 31, 2014, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at March 31, 2014, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the three months ended March 31, 2014 and 2013, we had net cash flows from operating activities of $7,838,000 and $7,726,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2014 were $1,459,000 ($1,177,000 in 2013). We anticipate capital expenditures in 2014 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2014. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2014	—	$—	—	$29,904,167
February 1 — February 28, 2014	—	$—	—	$29,904,167
March 1 — March 31, 2014	—	$—	—	$29,904,167
Total	—	$—	—	$29,904,167

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 12, 2014	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

