Form 10-Q
period 2014-06-30
SAGA COMMUNICATIONS INC
filed 2014-08-11
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 5, 2014 was 4,933,054 and 815,945, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2014 and December 31, 2013	3
Condensed consolidated statements of income — Three and six months ended June 30, 2014 and 2013	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2014 and 2013	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
PART II OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24
Signatures	25
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,916	$17,628
Accounts receivable, net	19,638	19,815
Prepaid expenses and other current assets	2,243	2,350
Barter transactions	1,660	1,263
Deferred income taxes	1,013	1,025
Total current assets	50,470	42,081
Property and equipment	161,507	158,762
Less accumulated depreciation	105,203	102,425
Net property and equipment	56,304	56,337
Other assets:
Broadcast licenses, net	88,679	88,460
Other intangibles, deferred costs and investments, net	6,535	6,346
	$201,988	193,224

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,962
Payroll and payroll taxes	6,021	6,700
Other accrued expenses	2.947	2,787
Barter transactions	1,747	1,475
Current portion of long-term debt	5,000	1,078
Total current liabilities	17,288	14,002
Deferred income taxes	21,991	20,571
Long-term debt	41,078	45,000
Other liabilities	3,848	3,950
Total liabilities	84,205	83,523
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	52,049	51,456
Retained earnings	93,909	86,693
Treasury stock	(28,247)	(28,520)
Total stockholders’ equity	117,783	109,701
	$201,988	193,224

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$33,831	$33,832	$63,254	$62,789
Station operating expense	23,499	23,493	46,446	45,581
Corporate general and administrative	2,120	1,982	4,273	3,930
Operating income from continuing operations	8,212	8,357	12,535	13,278
Other expenses, net:
Interest expense	272	357	544	715
Other (income) expense, net	(30)	66	(45)	91
Income from continuing operations before tax	7,970	7,934	12,036	12,472
Income tax provision	3,193	3,130	4,820	4,942
Income from continuing operations, net of tax	4,777	4,804	7,216	7,530
Income from discontinued operations, net of tax	—	—	—	223
Net income	$4,777	$4,804	$7,216	$7,753
Basic earnings per share:
From continuing operations	$.83	$.85	$1.26	$1.33
From discontinued operations	—	—	—	.04
Basic earnings per share	$.83	$.85	$1.26	$1.37
Weighted average common shares	5,699	5,683	5,695	5,677
Diluted earnings per share:
From continuing operations	$.82	$.84	$1.24	$1.31
From discontinued operations	—	—	—	.04
Diluted earnings per share	$.82	$.84	$1.24	$1.35
Weighted average common and common equivalent shares	5,754	5,745	5,755	5,740

Dividends declared per share	$.20	$—	$.20	$—

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$11,811	$11,046
Cash flows from investing activities:
Proceeds from sale of television station	—	2,960
Acquisition of property and equipment	(2,914)	(2,465)
Other investing activities	(852)	(173)
Net cash (used in) provided by investing activities	(3,766)	322
Cash flows from financing activities:
Payments on long-term debt	—	(7,750)
Payments for debt amendment fees	—	(289)
Other financing activities	243	59
Net cash provided by (used in) financing activities	243	(7,980)
Net increase in cash and cash equivalents	8,288	3,388
Cash and cash equivalents, beginning of period	17,628	15,915
Cash and cash equivalents, end of period	$25,916	$19,303

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$4,777	$4,804	$7,216	$7,753
Less: Net income allocated to unvested participating securities	41	—	62	—
Net income available to common stockholders	$4,736	$4,804	$7,154	$7,753

Denominator:
Denominator for basic earnings per share — weighted average shares	5,699	5,683	5,695	5,677
Effect of dilutive securities:
Common stock equivalents	55	62	60	63
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,754	5,745	5,755	5,740
Basic earnings per share:	$.83	$.85	$1.26	$1.37
Diluted earnings per share:	$.82	$.84	$1.24	$1.35

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 45,000 and 0 for the three and six months ended June 30, 2014 and 14,000 for the three and six months ended June 30, 2013. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

3. Intangible Assets

We evaluate our FCC licenses for impairment annually as of October 1 st or more frequently if events or circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value.

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from four to twenty-six years. Other intangibles are amortized over one to eleven years.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2014:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2013	6,369	797
Exercised options	9	—
Conversion of shares	1	(1)
Issuance of restricted stock	30	20
Balance, December 31, 2013	6,409	816
Exercised options	7	—
Balance, June 30, 2014	6,416	816

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2014 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

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

 On January 31, 2014, we acquired one FM station (WFIZ-FM) and three FM Translators serving the Ithaca, New York market for approximately $720,000. We financed this transaction through funds generated from operations. The proforma results of operations for the acquisition of WFIZ-FM are not material to our financial statements.

 The allocation of the purchase price through June 30, 2014 is as follows:

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

On May 9, 2014 we acquired an FM translator serving the Clarksville, Tennessee market for approximately $30,000, of which $7,500 was allocated to broadcast licenses and $22,500 was allocated to goodwill.

On May 14, 2014 we acquired an FM translator serving the Portland, ME market for approximately $44,750, of which $7,500 was allocated to broadcast licenses and $37,250 was allocated to goodwill.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

On May 16, 2014 we acquired two FM translators serving the Asheville, NC market for approximately $100,000, of which $15,000 was allocated to broadcast licenses and $85,000 was allocated to goodwill.

On June 16, 2014 we acquired an FM translator serving the Des Moines, IA market for approximately $87,500, of which $7,500 was allocated to broadcast licenses and $80,000 was allocated to goodwill.

Management assigned fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow approach.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the six months ended June 30, 2014:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2014	233,787	$33.38	2.1	$4,058,035
Exercised	(7,294)	34.80
Expired	(13,323)	57.93
Outstanding at June 30, 2014	213,170	$31.79	1.7	$2,391,447
Exercisable at June 30, 2014	213,170	$31.79	1.7	$2,391,447

The following summarizes the restricted stock transactions for the six months ended June 30, 2014:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2014	50,062	$46.51
Vested	—	—
Forfeited	(457)	46.51
Non-vested and outstanding at June 30, 2014	49,605	$46.51

For the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, we had $191,000, $379,000, $0, and $16,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, was $76,000, $152,000, $0 and $7,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	15,000	15,000
Secured debt of affiliate	1,078	1,078
	46,078	46,078
Amounts payable within one year	5,000	1,078
	$41,078	$45,000

Our credit facility providing availability up to $120 million at June 30, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $75 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2014, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1495% at June 30, 2014) plus 1.25% to 2.25% (0.1690% at December 31, 2013, plus 1.25% to 2.25%) or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2014:
Net operating revenue	$28,851	$4,980	$—	$33,831
Station operating expense	20,200	3,299	—	23,499
Corporate general and administrative	—	—	2,120	2,120
Operating income (loss) from continuing operations	$8,651	$1,681	$(2,120)	$8,212
Depreciation and amortization	$1,236	$346	$58	$1,640

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2013:
Net operating revenue	$28,674	$5,158	$—	$33,832
Station operating expense	20,215	3,278	—	23,493
Corporate general and administrative	—	—	1,982	1,982
Operating income (loss) from continuing operations	$8,459	$1,880	$(1,982)	$8,357
Depreciation and amortization	$1,249	$350	$56	$1,655

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2014:
Net operating revenue	$53,776	$9,478	$	$63,254
Station operating expense	39,939	6,507		46,446
Corporate general and administrative			4,273	4,273
Operating income (loss) from continuing operations	$13,837	$2,971	$(4,273)	$12,535
Depreciation and amortization	$2,466	$691	$128	$3,285
Total assets	$144,953	$22,368	$34,667	$201,988

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

10. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Arbitron, Inc. has filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware alleging they have infringed certain of Arbitron’s copyrights.  The suit seeks $150,000 per act of infringement, the exact amount to be determined at trial plus costs and fees.  The Company is in the process of fully investigating these allegations against it and its subsidiary as well as participating in court ordered mediation.  Absent a settlement the trial has been scheduled for July 6, 2015.  An occurrence of loss is reasonably possible although the amount of such loss cannot be reasonably estimated at this time, due to the discovery being incomplete and the preliminary stage of the case.  The Company will continue to participate in the mediation process as well as continuing the discovery process in defense of the suit.

11. Subsequent Events

On June 30, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $ 0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.1 million, was paid on July 25, 2014 to shareholders of record on July 11, 2014.

On July 31, 2014, the Company paid $5 million down on the Revolving Credit Facility.

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

Recent Developments

On June 30, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock This dividend, totaling $1.1 million, was paid on July 25, 2014 to shareholders of record on July 11, 2014 and funded by cash on the Company’s balance sheet.

On July 31, 2014, the Company paid $5 million down on the Revolving Credit Facility.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

 Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2014 and 2013, approximately 88%, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

The broadcasting industry, and advertising in general, are influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations primarily broadcast in small to midsize markets. Historically, these markets have been more stable than major metropolitan markets during downturns in advertising spending, but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

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

During the six months ended June 30, 2014 and 2013 and the years ended December 31, 2013 and 2012, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 34%, 34%, 34% and 35%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	7%	7%	7%	7%
Des Moines, Iowa	6%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	10%	10%	11%
Norfolk, Virginia	5%	5%	5%	5%

During the six months ended June 30, 2014 and 2013 and the years ended December 31, 2013 and 2012, the radio stations in our five largest markets when combined, represented approximately 40%, 38%, 39% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	9%	8%	8%	8%
Des Moines, Iowa	5%	5%	5%	5%
Manchester, New Hampshire	7%	7%	8%	8%
Milwaukee, Wisconsin	13%	12%	11%	13%
Norfolk, Virginia	6%	6%	7%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2014 and 2013, approximately 83% of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Our television market in Joplin, Missouri represented approximately 9%, 10%, 9% and 9%, respectively, of our net operating revenues, and approximately 12%, 13%, 12% and 11%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the six months ended June 30, 2014 and 2013 and the years ended December 31, 2013 and 2012.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2014 and 2013.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$33,831	$33,832	$(1)	0.0%
Station operating expense	23,499	23,493	6	0.0%
Corporate general and administrative	2,120	1,982	138	7.0%
Operating income from continuing operations	8,212	8,357	(145)	(1.7)%
Interest expense	272	357	(85)	(23.8)%
Other (income) expense, net	(30)	66	(96)	N/M
Income from continuing operations before income tax	7,970	7,934	36	0.5%
Income tax provision	3,193	3,130	63	2.0%
Net income	$4,777	$4,804	$(27)	(0.6)%
Earnings per share (diluted)	$.82	$.84	$(.02)	(2.4)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,851	$28,674	$177	0.6%
Station operating expense	20,200	20,215	(15)	(0.1)%
Operating income	$8,651	$8,459	$192	2.3%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,980	$5,158	$(178)	(3.5)%
Station operating expense	3,299	3,278	21	0.7%
Operating income	$1,681	$1,880	$(199)	(10.6)%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2014:
Net operating revenue	$28,851	$4,980	$—	$33,831
Station operating expense	20,200	3,299	—	23,499
Corporate general and administrative	—	—	2,120	2,120
Operating income (loss) from continuing operations	$8,651	$1,681	$(2,120)	$8,212

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2013:
Net operating revenue	$28,674	$5,158	$—	$33,832
Station operating expense	20,215	3,278	—	23,493
Corporate general and administrative	—	—	1,982	1,982
Operating income (loss) from continuing operations	$8,459	$1,880	$(1,982)	$8,357

Consolidated

For the three months ended June 30, 2014, consolidated net operating revenue was $33,831,000 compared with $33,832,000 for the three months ended June 30, 2013, a decrease of $1,000 or less than 1%. Gross local revenue, gross non-spot revenue, gross political revenue, and gross retransmission consent revenue increased $222,000, $141,000, $85,000, and $48,000 respectively, from the second quarter of 2013. Gross national revenue decreased $508,000 from the second quarter of 2013. The increase in gross local revenue was primarily attributable to improvements in our Milwaukee, WI market, partially offset by a decline in gross local revenue in our Des Moines, IA and Victoria, TX markets. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The decrease in gross national revenue is due to a decrease in national advertising on our Networks and in our Norfolk, VA market, partially offset by an increase in gross national revenue at our Manchester, NH market.

Station operating expense was $23,499,000 for the three months ended June 30, 2014, compared with $23,493,000 for the three months ended June 30, 2013, an increase of $6,000 or less than 1%. The increase is primarily a result of increases in salaries of $181,000, increases in health care costs of $70,000, offset by a decrease in sales commissions and selling costs of $102,000, a decrease in advertising and promotional costs of $63,000, and a decrease of $58,000 in music licensing fees.

Operating income from continuing operations for the three months ended June 30, 2014 was $8,212,000 compared to $8,357,000 for the three months ended June 30, 2013, a decrease of $145,000 or 2%. The decrease was a result of the increase in station operating expense, described above and an increase in our corporate general and administrative expenses of $138,000 or 7%, from the second quarter of 2013. The increase in corporate expenses is due to increases in stock based compensation and legal expenses offset by a decrease in our officer life insurance expenses.

We generated net income of $4,777,000 ($.82 per share on a fully diluted basis) during the three months ended June 30, 2014, compared to $4,804,000 ($.84 per share on a fully diluted basis) for the three months ended June 30, 2013, a decrease of $27,000 or less than 1%. We had a decrease in operating income of $145,000, as described above, offset by an increase in other income of $96,000, a decrease in interest expense of $85,000 driven by a decrease in average debt outstanding, and an increase in income tax expense of $63,000.

Radio Segment

For the three months ended June 30, 2014, net operating revenue of the radio segment was $28,851,000 compared with $28,674,000 for the three months ended June 30, 2013, which represents an increase of $177,000 or less than 1%. Gross local revenue and gross political revenue increased $316,000 and $139,000, respectively, from the second quarter of 2013. Gross national revenue decreased $374,000 from second quarter 2013. The increase in gross local revenue was primarily attributable to improvements in our Milwaukee, WI market, partially offset by a decline in gross local revenue in our Des Moines, IA market. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The decrease in gross national revenue is due to a decrease in national advertising on our Radio Networks and in our Norfolk, VA market, partially offset by an increase in gross national revenue at our Manchester, NH market.

Station operating expense for the radio segment was $20,200,000 for the three months ended June 30, 2014, compared with $20,215,000 for the three months ended June 30, 2013, a decrease of $15,000 or less than 1%. The decrease is primarily a result of decreases in sales commissions and selling costs of $80,000, a decrease of $58,000 in music licensing fees, and a decrease in advertising and promotional costs of $54,000, offset by increases in salaries of $152,000 and increases in health care costs of $54,000.

Operating income in the radio segment increased $192,000 to $8,651,000 for the three months ended June 30, 2014, from $8,459,000 for the three months ended June 30, 2013. The increase was a result of the increase in net operating revenue as described above.

Television Segment

For the three months ended June 30, 2014, net operating revenue of our television segment was $4,980,000 compared with $5,158,000 for the three months ended June 30, 2013, a decrease of $178,000 or 3.5%. Gross national revenue and gross local revenue decreased $134,000 and $94,000, respectively, from the second quarter of 2013. Gross retransmission consent revenue increased $48,000 as compared to the prior year quarter.

Station operating expense in the television segment for the three months ended June 30, 2014 was $3,299,000, compared with $3,278,000 for the three months ended June 30, 2013, an increase of $21,000 or less than 1%. The increase is primarily related to an increase in health care costs of $16,000.

Operating income in the television segment for the three months ended June 30, 2014 was $1,681,000 compared with $1,880,000 for the three months ended June 30, 2013, a decrease of $199,000 or 11%. The decrease was a direct result of the decrease in net operating revenue described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2014 and 2013.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$63,254	$62,789	$465	0.7%
Station operating expense	46,446	45,581	865	1.9%
Corporate general and administrative	4,273	3,930	343	8.7%
Operating income from continuing operations	12,535	13,278	(743)	(5.6)%
Interest expense	544	715	(171)	(23.9)%
Other (income) expense, net	(45)	91	(136)	N/M
Income from continuing operations before tax	12,036	12,472	(436)	(3.5)%
Income tax provision	4,820	4,942	(122)	(2.5)%
Income from continuing operations, net of tax	7,216	7,530	(314)	(4.2)%
Income from discontinued operations, net of tax	—	223	(223)	N/M
Net income	$7,216	$7,753	$(537)	(6.9)%
Earnings per share (diluted):
From continuing operations	$1.24	$1.31	$(.07)	(5.3)%
From discontinued operations	—	.04	.04	N/M
Earnings per share (diluted)	$1.24	$1.35	$(.11)	(8.1)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$53,776	$53,136	$640	1.2%
Station operating expense	39,939	39,222	717	1.8%
Operating income	$13,837	$13,914	$(77)	(0.6)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$9,478	$9,653	$(175)	(1.8)%
Station operating expense	6,507	6,359	148	2.3%
Operating income	$2,971	$3,294	$(323)	(9.8)%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2014:
Net operating revenue	$53,776	$9,478	$—	$63,254
Station operating expense	39,939	6,507	—	46,446
Corporate general and administrative	—	—	4,273	4,273
Operating income (loss) from continuing operations	$13,837	$2,971	$(4,273)	$12,535

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2013:
Net operating revenue	$53,136	$9,653	$—	$62,789
Station operating expense	39,222	6,359	—	45,581
Corporate general and administrative	—	—	3,930	3,930
Operating income (loss) from continuing operations	$13,914	$3,294	$(3,930)	$13,278

Consolidated

For the six months ended June 30, 2014, consolidated net operating revenue was $63,254,000 compared with $62,789,000 for the six months ended June 30, 2013, an increase of $465,000 or 1%. Gross political revenue and gross retransmission consent revenue increased $294,000 and $133,000, respectively, from the six months of 2013. The increase in gross political revenue is due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense was $46,446,000 for the six months ended June 30, 2014, compared with $45,581,000 for the six months ended June 30, 2013, an increase of $865,000 or 2%. The increase is primarily a result of the increase in health care costs of $549,000 and an increase in salaries of $422,000 offset by a decrease in market research expense of $116,000.

Operating income from continuing operations for the six months ended June 30, 2014 was $12,535,000 compared to $13,278,000 for the six months ended June 30, 2013, a decrease of $743,000 or 6%. The decrease was a result of the increase in net operating revenue offset by an increase in station operating expense, described above.

We generated net income of $7,216,000 ($1.24 per share on a fully diluted basis) during the six months ended June 30, 2014, compared to $7,753,000 ($1.35 per share on a fully diluted basis) for the six months ended June 30, 2013, a decrease of $537,000 or 7%. The decrease is driven by the decline in income from continuing operations of $314,000 as compared to the six months of 2013. We had a decrease in operating income of $743,000, as described above. This decrease in operating income was offset by decreases in interest expense of $171,000, driven by a decrease in our average debt outstanding, and income tax expense of $122,000 and an increase in other income of $136,000. In 2013, we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. See Note 6 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more on our discontinued operations.

Radio Segment

For the six months ended June 30, 2014, net operating revenue of the radio segment was $53,776,000 compared with $53,136,000 for the six months ended June 30, 2013, which represents an increase of $640,000 or 1%. Gross local revenue and gross political revenue increased $387,000 and $289,000, respectively, in 2014. The increase in gross local revenue was primarily attributable to improvements in our Ithaca, NY, and Milwaukee, WI markets, as well as our Radio Networks, partially offset by a decline in gross local revenue in our Des Moines, IA and Manchester, NH markets. The increase in gross political revenue is due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense for the radio segment was $39,939,000 for the six months ended June 30, 2014, compared with $39,222,000 for the six months ended June 30, 2013, an increase of $717,000 or 2%. The increase is primarily a result of the increase in health care costs of $457,000, and an increase of $387,000 in salaries, offset by a decrease in market research of $116,000.

Operating income in the radio segment decreased $77,000 or 1% to $13,837,000 for the six months ended June 30, 2014, from $13,914,000 for the six months ended June 30, 2013. The decrease was a result of the increase in net operating revenue offset by an increase in station operating expense, as described above.

Television Segment

For the six months ended June 30, 2014, net operating revenue of our television segment was $9,478,000 compared with $9,653,000 for the six months ended June 30, 2013, a decrease of $175,000 or 2%. Gross retransmission consent revenue increased $133,000 in 2014. Gross local revenue decreased $419,000 in 2014.

Station operating expense in the television segment for the six months ended June 30, 2014 was $6,507,000, compared with $6,359,000 for the six months ended June 30, 2013, an increase of $148,000 or 2%. The increase is primarily attributable to the increase in health care costs of $92,000 and an increase in programming expenses of $47,000.

Operating income in the television segment for the six months ended June 30, 2014 was $2,971,000 compared with $3,294,000 for the six months ended June 30, 2013, a decrease of $323,000 or 10%. The decrease was a result of the decline in net operating revenue and the increase in station operating expense, described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $120 million at June 30, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

 We had $75 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2014, we have no required amortization payment.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At June 30, 2014, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at June 30, 2014, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

On July 31, 2014, the Company paid $5 million down on the Revolving Credit Facility.

Sources and Uses of Cash

During the six months ended June 30, 2014 and 2013, we had net cash flows from operating activities of $11,811,000 and $11,046,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2014 were $2,914,000 ($2,465,000 in 2013). We anticipate capital expenditures in 2014 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

On June 30, 2014, the Company’s Board of Directors declared a regular cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.1 million, was paid on July 25, 2014 to shareholders of record on July 11, 2014.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Arbitron, Inc. has filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware alleging they have infringed certain of Arbitron’s copyrights.  The suit seeks $150,000 per act of infringement, the exact amount to be determined at trial plus costs and fees.  The Company is in the process of fully investigating these allegations against it and its subsidiary as well as participating in court ordered mediation.  Absent a settlement the trial has been scheduled for July 6, 2015.  An occurrence of loss is reasonably possible although the amount of such loss cannot be reasonably estimated at this time, due to the discovery being incomplete and the preliminary stage of the case.  The Company will continue to participate in the mediation process as well as continuing the discovery process in defense of the suit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2014. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2014	-	$-	-	$29,904,167
May 1 – May 31, 2014	-	$-	-	$29,904,167
June 1 – June 30, 2014	-	$-	-	$29,904,167
Total	-	$-	-	$29,904,167

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.
Date: August 11, 2014	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2014	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski

Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

