Form 10-Q
period 2014-09-30
SAGA COMMUNICATIONS INC
filed 2014-11-10
CIK 886136

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 4, 2014 was 4,993,054 and 815,945, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — September 30, 2014 and December 31, 2013	3
Condensed consolidated statements of income — Three and nine months ended September 30, 2014 and 2013	4
Condensed consolidated statements of cash flows —Nine months ended September 30, 2014 and 2013	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24
PART II OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Signatures	26

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$28,040	$17,628
Accounts receivable, net	19,753	19,815
Prepaid expenses and other current assets	3,187	2,350
Barter transactions	1,693	1,263
Deferred income taxes	1,063	1,025
Total current assets	53,736	42,081
Property and equipment	162,104	158,762
Less accumulated depreciation	106,536	102,425
Net property and equipment	55,568	56,337
Other assets:
Broadcast licenses, net	88,679	88,460
Other intangibles, deferred costs and investments, net	6,532	6,346
	$204,515	$193,224

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,201	$1,962
Payroll and payroll taxes	7,353	6,700
Dividends payable	1,150	-
Other accrued expenses	5,403	2,787
Barter transactions	1,757	1,475
Current portion of long-term debt	-	1,078
Total current liabilities	17,864	14,002
Deferred income taxes	22,806	20,571
Long-term debt	41,078	45,000
Other liabilities	3,846	3,950
Total liabilities	85,594	83,523
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	52,243	51,456
Retained earnings	94,853	86,693
Treasury stock	(28,247)	(28,520)
Total stockholders’ equity	118,921	109,701
	$204,515	$193,224

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

 SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$34,373	$32,929	$97,627	$95,718
Station operating expense	26,366	23,598	72,812	69,179
Corporate general and administrative	2,307	2,051	6,580	5,981
Operating income from continuing operations	5,700	7,280	18,235	20,558
Other expenses, net:
Interest expense	268	308	812	1,023
Other (income) expense, net	7	(144)	(38)	(53)
Income from continuing operations before tax	5,425	7,116	17,461	19,588
Income tax provision	2,180	2,820	7,000	7,762
Income from continuing operations, net of tax	3,245	4,296	10,461	11,826
Income from discontinued operations, net of tax	—	—	—	223
Net income	$3,245	$4,296	$10,461	$12,049
Basic earnings per share:
From continuing operations	$.56	$.76	$1.82	$2.08
From discontinued operations	—	—	—	.04
Basic earnings per share	$.56	$.76	$1.82	$2.12
Weighted average common shares	5,699	5,686	5,696	5,679
Diluted earnings per share:
From continuing operations	$.56	$.75	$1.80	$2.06
From discontinued operations	—	—	—	.04
Diluted earnings per share	$.56	$.75	$1.80	$2.10
Weighted average common and common equivalent shares	5,742	5,754	5,751	5,744
Dividends declared per share	$.20	$—	$.40	$—

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$20,971	$19,470
Cash flows from investing activities:
Proceeds from sale of television station	—	2,960
Acquisition of property and equipment	(3,801)	(3,472)
Proceeds from sale and disposal of assets	46	774
Other investing activities	(898)	(296)
Net cash used in investing activities	(4,653)	(34)
Cash flows from financing activities:
Payments on long-term debt	(5,000)	(7,750)
Payments for debt amendment fees	—	(289)
Other financing activities	(906)	142
Net cash used in financing activities	(5,906)	(7,897)
Net increase in cash and cash equivalents	10,412	11,539
Cash and cash equivalents, beginning of period	17,628	15,915
Cash and cash equivalents, end of period	$28,040	$27,454

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$3,245	$4,296	$10,461	$12,049
Less: Net income allocated to unvested participating securities	28	—	91	—
Net income available to common stockholders	$3,217	$4,296	$10,370	$12,049

Denominator:
Denominator for basic earnings per share — weighted average shares	5,699	5,686	5,696	5,679
Effect of dilutive securities:
Common stock equivalents	43	68	55	65
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,742	5,754	5,751	5,744
Basic earnings per share:	$.56	$.76	$1.82	$2.12
Diluted earnings per share:	$.56	$.75	$1.80	$2.10

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 59,000 and 45,000 for the three and nine months ended September 30, 2014 and 14,000 for the three and nine months ended September 30, 2013. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes. This amendment requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of uncertain tax positions. This amendment was adopted on January 1, 2014 and did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2014:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2013	6,369	797
Exercised options	9	—
Conversion of shares	1	(1)
Issuance of restricted stock	30	20
Balance, December 31, 2013	6,409	816
Exercised options	7	—
Balance, September 30, 2014	6,416	816

We have a Stock Buy-Back Program to allow us to purchase up to $ 75.8 million of our Class A Common Stock. As of September 30, 2014 we have remaining authorization of $29.9 million for future repurchases of our Class A Common Stock.

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

 The final allocation of the purchase price is as follows:

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

6. Discontinued Operations

On April 3, 2012 we entered into a definitive agreement to sell our Greenville, Mississippi TV station (“WXVT”) for $3 million to H3 Communications, LLC (“H3”). This transaction was completed on January 31, 2013 and we recognized a gain of approximately $223,000, net of tax, on the sale of WXVT during the first quarter of 2013.

In accordance with authoritative guidance we have reported the results of operations of WXVT as discontinued operations in the accompanying consolidated financial statements. The net results of operations of WXVT have been reclassified from continuing operations to discontinued operations. WXVT was previously included in the Company’s television segment.

7. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”). The 2005 Incentive Compensation Plan was re-approved by stockholders in 2010 (the “Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan”). The changes in the Second Restated 2005 Plan (i) increases the number of authorized shares by 233,334 shares of Common Stock, (ii) extends the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 280,000 shares of Class B Common Stock, 900,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 280,000 shares of Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine month ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the nine months ended September 30, 2014:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2014	233,787	$33.38	2.1	$4,058,035
Exercised	(7,294)	34.80
Expired	(13,323)	57.93
Outstanding at September 30, 2014	213,170	$31.79	1.5	$962,329
Exercisable at September 30, 2014	213,170	$31.79	1.5	$962,329

The following summarizes the restricted stock transactions for the nine months ended September 30, 2014:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2014	50,062	$46.51
Vested	—	—
Forfeited	(457)	46.51
Non-vested and outstanding at September 30, 2014	49,605	$46.51

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

For the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, we had $193,000, $572,000, $0, and $16,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, was $76,000, $229,000, $0 and $7,000, respectively.

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	10,000	15,000
Secured debt of affiliate	1,078	1,078
	41,078	46,078
Amounts payable within one year	—	1,078
	$41,078	$45,000

Our credit facility providing availability up to $120 million at September 30, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $80 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5 % of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2014, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1540 % at September 30, 2014) plus 1.25% to 2.25% (0.1690 % at December 31, 2013, plus 1.25 % to 2.25%) or the base rate plus 0.25 % to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25 % to 0.35 % per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2014:
Net operating revenue	$29,400	$4,973	$—	$34,373
Station operating expense	23,082	3,284	—	26,366
Corporate general and administrative	—	—	2,307	2,307
Operating income (loss) from continuing operations	$6,318	$1,689	$(2,307)	$5,700
Depreciation and amortization	$1,245	$350	$77	$1,672

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2013:
Net operating revenue	$28,104	$4,825	$—	$32,929
Station operating expense	20,339	3,259	—	23,598
Corporate general and administrative	—	—	2,051	2,051
Operating income (loss) from continuing operations	$7,765	$1,566	$(2,051)	$7,280
Depreciation and amortization	$1,270	$362	$57	$1,689

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2014:
Net operating revenue	$83,176	$14,451	$—	$97,627
Station operating expense	63,021	9,791	—	72,812
Corporate general and administrative	—	—	6,580	6,580
Operating income (loss) from continuing operations	$20,155	$4,660	$(6,580)	$18,235
Depreciation and amortization	$3,711	$1,041	$205	$4,957
Total assets	$144,650	$22,242	$37,623	$204,515

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

 Neilson Audio, Inc. (formerly Arbitron, Inc.) (“Neilson”) has filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware on or about May 23, 2013 alleging they have infringed certain of Neilson’s copyrights.  The suit seeks $150,000 per act of infringement, the exact amount to be determined at trial plus costs and fees.  The Company and Neilson are negotiating a resolution of this legal action and the Company has accrued an amount anticipated to be incurred as a result of such resolution.

11. Subsequent Events

On September 23, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $ 0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.1 million, was paid on October 17, 2014 to shareholders of record on October 3, 2014.

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

Recent Developments

On September 23, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.1 million, was paid on October 17, 2014 to shareholders of record on October 3, 2014 and funded by cash on the Company’s balance sheet.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2014 and 2013, approximately 88% of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We have experienced a significant increase in political advertising for 2014 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

During the nine months ended September 30, 2014 and 2013 and the years ended December 31, 2013 and 2012, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 34%, 35%, 34% and 35%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	7%	7%	7%	7%
Des Moines, Iowa	6%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	11%	10%	11%
Norfolk, Virginia	5%	5%	5%	5%

During the nine months ended September 30, 2014 and 2013 and the years ended December 31, 2013 and 2012, the radio stations in our five largest markets when combined, represented approximately 35%, 39%, 39% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2014	2013	2013	2012
Market:
Columbus, Ohio	6%	8%	8%	8%
Des Moines, Iowa	6%	5%	5%	5%
Manchester, New Hampshire	8%	8%	8%	8%
Milwaukee, Wisconsin	9%	12%	11%	13%
Norfolk, Virginia	6%	6%	7%	6%

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2014 and 2013, approximately 83% and 82%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We have experienced a significant increase in political advertising for 2014 due to the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 9% of our net operating revenues, and approximately 13%, 12%, 12% and 11%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization) for the nine months ended September 30, 2014 and 2013 and the years ended December 31, 2013 and 2012.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2014 and 2013.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$34,373	$32,929	$1,444	4.4%
Station operating expense	26,366	23,598	2,768	11.7%
Corporate general and administrative	2,307	2,051	256	12.5%
Operating income from continuing operations	5,700	7,280	(1,580)	(21.7)%
Interest expense	268	308	(40)	(13.0)%
Other (income) expense, net	7	(144)	151	N/M
Income from continuing operations before income tax	5,425	7,116	(1,691)	(23.8)%
Income tax provision	2,180	2,820	(640)	(22.7)%
Net income	$3,245	$4,296	$(1,051)	(24.5)%
Earnings per share (diluted)	$.56	$.75	$(.19)	(25.3)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$29,400	$28,104	$1,296	4.6%
Station operating expense	23,082	20,339	2,743	13.5%
Operating income	$6,318	$7,765	$(1,447)	(18.6)%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,973	$4,825	$148	3.1%
Station operating expense	3,284	3,259	25	0.8%
Operating income	$1,689	$1,566	$123	7.9%

___________________

N/M =   Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2014:
Net operating revenue	$29,400	$4,973	$—	$34,373
Station operating expense	23,082	3,284	—	26,366
Corporate general and administrative	—	—	2,307	2,307
Operating income (loss) from continuing operations	$6,318	$1,689	$(2,307)	$5,700

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2013:
Net operating revenue	$28,104	$4,825	$—	$32,929
Station operating expense	20,339	3,259	—	23,598
Corporate general and administrative	—	—	2,051	2,051
Operating income (loss) from continuing operations	$7,765	$1,566	$(2,051)	$7,280

Consolidated

For the three months ended September 30, 2014, consolidated net operating revenue was $34,373,000 compared with $32,929,000 for the three months ended September 30, 2013, an increase of $1,444,000 or 4%. Gross political revenue and gross local revenue increased $912,000 and $734,000, respectively, from the third quarter of 2013. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross local revenue was attributable to improvements in our Bellingham, WA, Columbus, OH and Joplin, MO markets, partially offset by a decline in gross local revenue in our Manchester, NH market.

Station operating expense was $26,366,000 for the three months ended September 30, 2014, compared with $23,598,000 for the three months ended September 30, 2013, an increase of $2,768,000 or 12%. The increase was primarily attributable to the accrual of fees expected to be incurred under license agreements which are currently under negotiation and an increase in sales commissions of $162,000.

Operating income from continuing operations for the three months ended September 30, 2014 was $5,700,000 compared to $7,280,000 for the three months ended September 30, 2013, a decrease of $1,580,000 or 22%. The decrease was a result of the increase in net operating revenue offset by the increases in station operating expenses, described above, and a $256,000 or 13% increase in corporate general and administrative expense primarily attributable to compensation related to restricted stock granted in the fourth quarter of 2013.

We generated net income of $3,245,000 ($.56 per share on a fully diluted basis) during the three months ended September 30, 2014, compared to $4,296,000 ($.75 per share on a fully diluted basis) for the three months ended September 30, 2013, a decrease of $1,051,000 or 25%. We had a decrease in operating income from continuing operations of $1,580,000, as described above, offset by decreases in interest expense and income tax expense of $40,000 and $640,000, respectively. The decrease in interest expense was attributable to a decrease in average debt outstanding and the decrease in income tax expense was a result of the decrease in operating income. Additionally, in the third quarter of 2013, we recognized a gain of $146,000 on the sale of real property in Maine.

Radio Segment

For the three months ended September 30, 2014, net operating revenue of the radio segment was $29,400,000 compared with $28,104,000 for the three months ended September 30, 2013, which represents an increase of $1,296,000 or 5%. Gross political revenue and gross local revenue increased $873,000 and $566,000, respectively, from the third quarter of 2013. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross local revenue was attributable to improvements in our Bellingham, WA, and Columbus, OH markets, partially offset by a decline in gross local revenue in our Manchester, NH market.

Station operating expense for the radio segment was $23,082,000 for the three months ended September 30, 2014, compared with $20,339,000 for the three months ended September 30, 2013, an increase of $2,743,000 or 14%. The increase was primarily attributable to the accrual of fees expected to be incurred under license agreements which are currently under negotiation and an increase in sales commissions of $144,000.

Operating income in the radio segment decreased $1,447,000 or 19% to $6,318,000 for the three months ended September 30, 2014, from $7,765,000 for the three months ended September 30, 2013. The decrease was a result of the increase in net operating revenue offset by the increase in station operating expense as described above.

Television Segment

For the three months ended September 30, 2014, net operating revenue of our television segment was $4,973,000 compared with $4,825,000 for the three months ended September 30, 2013, an increase of $148,000 or 3%. Gross local revenue, gross retransmission revenue and gross political revenue increased $168,000, $44,000 and $39,000, respectively, from the third quarter of 2013. Gross national revenue decreased $113,000 as compared to the prior year quarter.

Station operating expense in the television segment for the three months ended September 30, 2014 was $3,284,000, compared with $3,259,000 for the three months ended September 30, 2013, an increase of $25,000 or less than 1%. Sales commissions increased $18,000 in the current quarter as a result of increased revenue.

Operating income in the television segment for the three months ended September 30, 2014 was $1,689,000 compared with $1,566,000 for the three months ended September 30, 2013, an increase of $123,000 or 8%. The decrease was a result of the increase in net operating revenue offset by the increase in station operating expense as described above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2014 and 2013.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$97,627	$95,718	$1,909	2.0%
Station operating expense	72,812	69,179	3,633	5.3%
Corporate general and administrative	6,580	5,981	599	10.0%
Operating income from continuing operations	18,235	20,558	(2,323)	(11.3)%
Interest expense	812	1,023	(211)	(20.6)%
Other (income) expense, net	(38)	(53)	15	N/M
Income from continuing operations before tax	17,461	19,588	(2,127)	(10.9)%
Income tax provision	7,000	7,762	(762)	(9.8)%
Income from continuing operations, net of tax	10,461	11,826	(1,365)	(11.5)%
Income (loss) from discontinued operations, net of tax	—	223	(223)	N/M
Net income	$10,461	$12,049	$(1,588)	(13.2)%

Earnings (loss) per share:
From continuing operations	$1.80	$2.06	$(.26)	(12.6)%
From discontinued operations	—	.04	(.04)	N/M
Earnings per share (diluted)	$1.80	$2.10	$(.30)	(14.3)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$83,176	$81,240	$1,936	2.4%
Station operating expense	63,021	59,561	3,460	5.8%
Operating income	$20,155	$21,679	$(1,524)	(7.0)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$14,451	$14,478	$(27)	(0.2)%
Station operating expense	9,791	9,618	173	1.8%
Operating income	$4,660	$4,860	$(200)	(4.1)%

______________________

N/M =          Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2014:
Net operating revenue	$83,176	$14,451	$—	$97,627
Station operating expense	63,021	9,791	—	72,812
Corporate general and administrative	—	—	6,580	6,580
Operating income (loss) from continuing operations	$20,155	$4,660	$(6,580)	$18,235

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2013:
Net operating revenue	$81,240	$14,478	$—	$95,718
Station operating expense	59,561	9,618	—	69,179
Corporate general and administrative	—	—	5,981	5,981
Operating income (loss) from continuing operations	$21,679	$4,860	$(5,981)	$20,558

Consolidated

For the nine months ended September 30, 2014, consolidated net operating revenue was $97,627,000 compared with $95,718,000 for the nine months ended September 30, 2013, an increase of $1,909,000 or 2%. Gross political revenue and gross local revenue increased $1,206,000 and $702,000, respectively, for the nine months of 2014. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross local revenue was primarily attributable to improvements in our Bellingham, WA, Columbus, OH, and Ithaca, NY markets, partially offset by a decline in gross local revenue in our Manchester, NH market.

Station operating expense was $72,812,000 for the nine months ended September 30, 2014, compared with $69,179,000 for the nine months ended September 30, 2013, an increase of $3,633,000 or 5%. The increase was primarily attributable to the accrual of fees expected to be incurred under license agreements which are currently under negotiation, an increase in salaries of $502,000 and an increase in healthcare costs of $395,000 in the nine months ended September 30, 2014.

Operating income from continuing operations for the nine months ended September 30, 2014 was $18,235,000 compared to $20,558,000 for the nine months ended September 30, 2013, a decrease of $2,323,000 or 11%. The decrease was a result of the increase in net operating revenue offset by the increases in station operating expenses, described above, and a $599,000 or 10% increase in corporate general and administrative expense primarily attributable to compensation related to restricted stock granted in the fourth quarter of 2013.

We generated net income of $10,461,000 ($1.80 per share on a fully diluted basis) during the nine months ended September 30, 2014, compared to $12,049,000 ($2.10 per share on a fully diluted basis) for the nine months ended September 30, 2013, a decrease of $1,588,000 or 13%. We had a decrease in operating income from continuing operations of $2,323,000, as described above, and a decrease in interest expense of $211,000. The decrease in interest expense was attributable to an average decrease in market interest rates and a decrease in average debt outstanding. Income tax expense decreased $762,000 in the current year as a result of the decrease in operating income. In 2013 we recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station. See Note 6 – Discontinued Operations, in the accompanying notes to the unaudited condensed consolidated financial statements for more on our discontinued operations.

Radio Segment

For the nine months ended September 30, 2014, net operating revenue of the radio segment was $83,176,000 compared with $81,240,000 for the nine months ended September 30, 2013, which represents an increase of $1,936,000 or 2%. Gross political revenue and gross local revenue increased $1,162,000 and $953,000, respectively, for the nine months of 2014. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross local revenue was primarily attributable to improvements in our Bellingham, WA, Columbus, OH, and Ithaca, NY markets, partially offset by a decline in gross local revenue in our Manchester, NH market.

Station operating expense for the radio segment was $63,021,000 for the nine months ended September 30, 2014, compared with $59,561,000 for the nine months ended September 30, 2013, an increase of $3,460,000 or 6%. The increase was primarily attributable to the accrual of fees expected to be incurred under license agreements which are currently under negotiation, an increase in salaries of $478,000 and an increase in healthcare costs of $310,000 in the nine months ended September 30, 2014.

Operating income in the radio segment decreased $1,524,000 or 7% to $20,155,000 for the nine months ended September 30, 2014, from $21,679,000 for the nine months ended September 30, 2013. The decrease was a result of the increase in net operating revenue offset by the increase in station operating expense as described above.

Television Segment

For the nine months ended September 30, 2014, net operating revenue of our television segment was $14,451,000 compared with $14,478,000 for the nine months ended September 30, 2013, a decrease of $27,000 or less than 1%. Gross retransmission consent revenue and gross political revenue increased $177,000 and $44,000, respectively, in 2014. Gross local revenue decreased $251,000 from the prior year.

Station operating expense in the television segment for the nine months ended September 30, 2014 was $9,791,000, compared with $9,618,000 for the nine months ended September 30, 2013, an increase of $173,000 or 2%. The increase is primarily due to an increase in programming rental and healthcare costs of $88,000 and $85,000 respectively in the nine months ended September 30, 2014.

Operating income in the television segment for the nine months ended September 30, 2014 was $4,660,000 compared with $4,860,000 for the nine months ended September 30, 2013, a decrease of $200,000 or 4%. The decrease was a result of the decrease in net operating revenue and an increase in station operating expense as described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $120 million at September 30, 2014 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $80 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of September 30, 2014, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1540% at September 30, 2014) plus 1.25% to 2.25% (0.1690% at December 31, 2013, plus 1.25% to 2.25%) or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

Sources and Uses of Cash

During the nine months ended September 30, 2014 and 2013, we had net cash flows from operating activities of $20,971,000 and $19,470,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2014 were $3,801,000 ($3,472,000 in 2013). We anticipate capital expenditures in 2014 to be approximately $5.5 million, which we expect to finance through funds generated from operations.

On September 23, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.1 million, was paid on October 17, 2014 to shareholders of record on October 3, 2014 and funded by cash on the Company’s balance sheet.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

 Neilson Audio, Inc. (formerly Arbitron, Inc.) (“Neilson”) has filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware on or about May 23, 2013 alleging they have infringed certain of Neilson’s copyrights.  The suit seeks $150,000 per act of infringement, the exact amount to be determined at trial plus costs and fees.  The Company and Neilson are negotiating a resolution of this legal action and the Company has accrued an amount anticipated to be incurred as a result of such resolution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2014. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2014	-	$-	-	$29,904,167
August 1 – August 31, 2014	-	$-	-	$29,904,167
September 1 - September 30, 2014	-	$-	-	$29,904,167
Total	-	$-	-	$29,904,167

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 10, 2014	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2014	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

