Form 10-K
period 2014-12-31
SAGA COMMUNICATIONS INC
filed 2015-03-13
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period for to

Commission file number 1-11588

SAGA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3042953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
73 Kercheval Avenue	48236
Grosse Pointe Farms , Michigan	(Zip Code)
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2014 on the NYSE MKT: $210,152,282.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 3, 2015 was 4,955,806 and 843,034, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2014 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2015 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2015, we owned and/or operated four television stations and five low-power television stations serving two markets, one radio information network, and sixty-two FM and thirty AM radio stations serving twenty-three markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2015:

		2014	2014
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	30	38	Classic Rock	Men 35-54
WHQG	Milwaukee, WI	30	38	Rock	Men 25-49
WJMR-FM	Milwaukee, WI	30	38	Urban Adult Contemporary	Women 25-54
WJMR-HD2	Milwaukee, WI	30	38	Religious	12+
WNRG-FM	Milwaukee, WI	30	38	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	32	37	Adult Contemporary	Women 25-54
WNND	Columbus, OH	32	37	Adult Hits	Adults 25-49
WNNP	Columbus, OH	32	37	Adult Hits	Adults 35-54
WVMX	Columbus, OH	32	37	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	43	Rock	Men 18-49
WAFX	Norfolk, VA	40	43	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	72	73	Hot Adult Contemporary	Women 25-44
KIOA	Des Moines, IA	72	73	Classic Hits/Oldies	Adults 45-64
KAZR	Des Moines, IA	72	73	Rock	Men 18-34
KMYR	Des Moines, IA	72	73	Adult Contemporary	Women 25-54
KIOA-HD2	Des Moines, IA	72	73	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	79	91	Hot Adult Contemporary	Women 25-44
WMGX-HD2	Portland, ME	79	91	News	Adults 35-64
WYNZ	Portland, ME	79	91	Classic Hits/Oldies	Adults 45-64
WPOR	Portland, ME	79	91	Country	Adults 25-54
WCLZ	Portland, ME	79	91	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	94	92	Classic Rock	Men 35-54
WLZX	Springfield, MA	94	92	Rock	Men 18-34
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WZID	Manchester, NH	114	199	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	114	199	Classic Hits	Adults 35-54
WZID-HD2	Manchester, NH	114	199	Contemporary Hits	Adults 18-34
WLRW	Champaign, IL	158	211	Hot Adult Contemporary	Women 25-44
WIXY	Champaign, IL	158	211	Country	Adults 25-54
WREE	Champaign, IL	158	211	Adult Hits	Adults 35-44
WYXY	Champaign, IL	158	211	Classic Country	Adults 45-64
WLRW-HD2	Champaign, IL	158	211	Oldies/Classic Hits	Adults 45-64
WIXY-HD2	Champaign, IL	158	211	Rock	Men 18-49
WIXY-HD3	Champaign, IL	158	211	Contemporary Hits	Adults 18-34

(footnotes follow tables)

4

		2014	2014
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLFZ	Springfield, IL	N/A	N/A	Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Variety Hits	Adults 25-54
WOXL-FM	Asheville, NC	164	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	164	159	Rock	Men 18-49
WTMT-HD2	Asheville, NC	164	159	Sports	Men 25-54
WOXL-HD2	Asheville, NC	164	159	Adult Album Alternative	Adults 18-49
WNAX-FM	Yankton, SD	195	264	Country	Adults 35+
WWWV	Charlottesville, VA	N/A	N/A	Rock	Men 25-54
WQMZ	Charlottesville, VA	N/A	N/A	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	N/A	N/A	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	224	227	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	224	227	Country	Adults 25-54
KJBX	Jonesboro, AR	224	227	Adult Contemporary	Women 25-54
KDXY-HD2	Jonesboro, AR	224	227	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	224	227	Contemporary Christian	Adults 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-34
WRND-FM	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 25-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
KICD-FM	Spencer, IA	N/A	N/A	Country	Adults 35+
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WKVT-FM	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 25-54
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Classic Rock	Men 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 25-54
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-54
WQNY-HD2	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WQNY-HD3	Ithaca, NY	N/A	N/A	News Talk	Adults 35+
WFIZ-FM	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Classic Hits/Oldies	Adults 35+

(footnotes follow tables)

5

		2014	2014
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	30	38	Christian	Adults 18+
WJOI	Norfolk, VA	40	43	Adult Standards	Adults 45+
KRNT	Des Moines, IA	72	73	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	72	73	Christian	Adults 18+
WGAN	Portland, ME	79	91	News/Talk	Adults 35+
WZAN	Portland, ME	79	91	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	79	91	News/Talk/Sports	Adults 45+
WGIN	Portland, ME	79	91	News/Talk/Sports	Adults 45+
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35+
WHNP	Springfield, MA	94	92	News/Talk	Adults 35+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WFEA	Manchester, NH	114	199	News/Talk	Adults 45+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+
WISE	Asheville, NC	164	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	164	159	Sports/Talk	Men 18+
WNAX	Yankton, SD	195	264	News/Talk	Adults 35+
WINA	Charlottesville, VA	N/A	N/A	News/Talk	Adults 35+
WVAX	Charlottesville, VA	N/A	N/A	Sports Talk	Men 18+
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2014 Market Report.

The following table sets forth information about the television stations that we own or operate and the markets they serve as of February 28, 2015:

		2014 Market
		Ranking by		Fall 2014
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM-TV	Joplin, MO — Pittsburg, KS	151	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	151	FOX	3
KAVU-TV	Victoria, TX	203	ABC	N/S
KVCT(c)	Victoria, TX	203	FOX	N/S
KMOL-LD	Victoria, TX	203	NBC	N/S
KXTS-LD	Victoria, TX	203	CBS	N/S
KUNU-LD	Victoria, TX	203	Univision	N/S
KVTX-LP	Victoria, TX	203	Telemundo	N/S
KQZY-LP	Victoria, TX	203	Cozi TV	N/S

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2014 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a Time Brokerage Agreement (“TBA”).

(d)	Station operated under the terms of a Shared Services Agreement.

N/S	Station is a non-subscriber to the A.C Nielsen ratings and data.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements included with this Form 10-K, which is incorporated herein by reference.

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

The television stations that we own and/or operate are comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate, one Telemundo affiliate and one Cozi TV affiliate. In addition to securing network programming, we carefully select available syndicated programming to maximize viewership. We also develop local programming, including a strong local news franchise in each of our television markets.

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

Approximately $127,214,000 or 87% of our gross revenue for the year ended December 31, 2014 (approximately $122,400,000 or 87% in fiscal 2013 and approximately $124,700,000 or 87% in fiscal 2012) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2014 was approximately $19,074,000 or 13% of our gross revenue (approximately $18,904,000 or 13% in fiscal 2013 and approximately $18,084,000 or 13% in fiscal 2012).

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

Employees

As of December 31, 2014, we had approximately 761 full-time employees and 325 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

License Renewal.   Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. We have filed applications to renew the Company’s radio and television station licenses, as necessary, and we intend to timely file renewal applications, as required for the Company’s stations. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion.

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WQEL	Bucyrus, OH	3,000	October 1, 2020
WKLH	Milwaukee, WI	50,000	December 1, 2020
WHQG	Milwaukee, WI	50,000	December 1, 2020
WNRG	Milwaukee, WI	6,000	December 1, 2020
WJMR	Milwaukee, WI	6,000	December 1, 2020
WNOR	Norfolk, VA	50,000	October 1, 2019
WAFX	Norfolk, VA	100,000	October 1, 2019
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WMGX	Portland, ME	50,000	April 1, 2022
WYNZ	Portland, ME	25,000	April 1, 2022

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WPOR	Portland, ME	50,000	April 1, 2022
WCLZ	Portland, ME	50,000	April 1, 2022
WLZX	Springfield, MA	6,000	April 1, 2022
WAQY	Springfield, MA	50,000	April 1, 2022
WZID	Manchester, NH	50,000	April 1, 2022
WMLL	Manchester, NH	6,000	April 1, 2022
WYMG	Springfield, IL	50,000	December 1, 2020
WLFZ	Springfield, IL	50,000	December 1, 2020
WDBR	Springfield, IL	50,000	December 1, 2020
WQQL	Springfield, IL	25,000	December 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WREE	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WNAX	Yankton, SD	100,000	April 1, 2021
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
KICD	Spencer, IA	100,000	February 1, 2021
KMRR	Spencer, IA	25,000	February 1, 2021
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WRND	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
KMIT	Mitchell, SD	100,000	April 1, 2021
KUQL	Mitchell, SD	100,000	April 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2022
WKNE	Keene, NH	50,000	April 1, 2022
WRSI	Northampton, MA	3,000	April 1, 2022
WRSY	Brattleboro, VT	3,000	April 1, 2022
WPVQ	Greenfield, MA	3,000	April 1, 2022
WKVT	Brattleboro, VT	6,000	April 1, 2022
WSNI	Keene, NH	6,000	April 1, 2022
WINQ	Keene, NH	6,000	April 1, 2022
WOXL	Asheville, NC	25,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2019
KEGI	Jonesboro, AR	50,000	June 1, 2020
KDXY	Jonesboro, AR	25,000	June 1, 2020
KJBX	Jonesboro, AR	6,000	June 1, 2020
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2014(6)
WQNY	Ithaca, NY	50,000	June 1, 2014(6)
WIII	Ithaca, NY	50,000	June 1, 2014(6)

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WJYI	Milwaukee, WI	1,000	December 1, 2020
WJOI	Norfolk, VA	1,000	October 1, 2019
KRNT	Des Moines, IA	5,000	February 1, 2021
KPSZ	Des Moines, IA	10,000	February 1, 2021
WGAN	Portland, ME	5,000	April 1, 2022
WZAN	Portland, ME	5,000	April 1, 2022
WBAE	Portland, ME	1,000	April 1, 2022
WGIN	Portland, ME	1,000	April 1, 2022
WHNP	Springfield, MA	2,500(5)	April 1, 2022
WHMP	Northampton, MA	1,000	April 1, 2022
WFEA	Manchester, NH	5,000	April 1, 2022
WTAX	Springfield, IL	1,000	December 1, 2020
WNAX	Yankton, SD	5,000	April 1, 2021
KGMI	Bellingham, WA	5,000	February 1, 2022
KPUG	Bellingham, WA	10,000	February 1, 2022
KBAI	Bellingham, WA	1,000(5)	February 1, 2022
KICD	Spencer, IA	1,000	February 1, 2021
WRND	Clarksville, TN/Hopkinsville, KY	1,000(5)	August 1, 2020
WKFN	Clarksville, TN	1,000(5)	August 1, 2020
WHMQ	Greenfield, MA	1,000	April 1, 2022
WKBK	Keene, NH	5,000	April 1, 2022
WZBK	Keene, NH	1,000(5)	April 1, 2022
WKVT	Brattleboro, VT	1,000	April 1, 2022
WISE	Asheville, NC	5,000	December 1, 2019
WYSE	Asheville, NC	5,000(5)	December 1, 2019
WBCO	Bucyrus, OH	500(5)	October 1, 2020
WINA	Charlottesville, VA	5,000	October 1, 2019
WVAX	Charlottesville, VA	1,000	October 1, 2019
WHCU	Ithaca, NY	5,000	June 1, 2014(6)
WNYY	Ithaca, NY	5,000	June 1, 2014(6)
TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2022
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2022
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2022
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000	August 1, 2022
KVTX-LP(4) (Digital Ch 45)	Victoria, TX	Analog 1,000	August 1, 2022
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000	August 1, 2022
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000	August 1, 2022
KQZY-LP(4)(Digital Ch 33)(Off Air)	Victoria, TX	DTV 4,000	August 2, 2022

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of our television stations is expressed in terms of visual (“vis”) components. WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WRND, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We program this station pursuant to a TBA with the licensee of KVCT, Surtsey Media, LLC (“Surtsey”). See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LD, KXTS-LD, KVTX-LP, KMOL-LD and KQZY-LP are LPTV stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the LPTV stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

(6)	An application for renewal of license is pending before the FCC. The applications for renewal of license of these stations are the subject of a petition to deny which has not yet been resolved by the FCC.

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

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. In its 2006 Quadrennial Regulatory Review , released February 4, 2008, the FCC adopted a presumption, in the top 20 Nielsen Designated Market Areas (“DMAs”), that it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following limited circumstances, a daily newspaper and a television station, if (1) the television station is not ranked among the top four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA. In all other instances, the FCC adopted a presumption that a newspaper/broadcast station combination would not be in the public interest, with two limited exceptions, and emphasized that the Commission is unlikely to approve such transactions. Taking into account these respective presumptions, in determining whether the grant of a transaction that would result in newspaper/broadcast cross-ownership is in the public interest, the Commission will consider the following factors: (1) whether the cross-ownership will increase the amount of local news disseminated through the affected media outlets in the combination; (2) whether each affected media outlet in the combination will exercise its own independent news judgment; (3) the level of concentration in the DMA; and (4) the financial condition of the newspaper or broadcast outlet, and if the newspaper or broadcast station is in financial distress, the proposed owner’s commitment to invest significantly in newsroom operations.

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market (“Qualifying Market”) where at least 20 independently owned media voices remain in the market after the combination is effected. The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is affected. The FCC will permit the common ownership of up to two television stations (if permitted under the FCC’s local television multiple ownership rule) and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than LPTV in a non-Qualifying Market) in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban). For more detailed information, see the discussion of recent FCC action under “Time Brokerage Agreements.”

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

In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

(A)	A daily newspaper; one TV station; and up to half of the radio station limit for that market ( i.e., if the radio limit in the market is 6, the company can only own 3) or

(B)	A daily newspaper; and up to the radio station limit for that market; ( i.e., no TV stations) or

(C)	Two TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e., no daily newspapers).

In markets with nine or more TV stations, the FCC eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC, Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. In its 2010 Quadrennial Regulatory Review, released December 22, 2011, the Commission proposed to eliminate the radio/television cross-ownership rule in favor of reliance on the local radio rule and local television rule. Other rules were left largely unchanged:

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On April, 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, Commission-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements as had been proposed (But see the discussion in “Time Brokerage Agreements” concerning the disclosure of Joint Sales Agreements (“JSA”) . In a Notice of Proposed Rulemaking released December 17, 2014, the FCC proposed to expand to cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees the requirement that public inspection files be posted to the FCC's online database, and action on that proposal is pending.

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

The FCC’s multiple ownership rules count stations brokered under a JSA toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In December, 2014, the Commission adopted a Notice of Proposed Rulemaking and Report and Order in connection with its 2014 Quadrennial Regulatory Review – Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996 (“Report and Order”). The Commission adopted a new attribution rule for JSAs that applies when: (1) both broadcast television stations are licensed to the same DMA; and (2) the brokering station is authorized to sell more than 15 percent of the weekly advertising time of the brokered station. In these circumstances, the brokering station will have an attributable interest in the brokered station. The rule became effective on June 19, 2014. Stations that have a television JSA signed before the release of the Report and Order will have until December 19, 2016, to ensure that the agreement complies with the Commission’s media ownership rules or to come into compliance with the media ownership rules by another means. For example, if the local television ownership rule (47 C.F.R. § 73.3555(b)) prohibits the brokering station from having an attributable interest in more than one broadcast television station in the same DMA, the licensees of the affected stations would either have to terminate the agreement or modify the agreement to ensure that the brokering station is authorized to sell no more than 15 percent of the brokered station’s weekly advertising time, or the licensee of the brokering station would have to take other steps to avoid having an attributable interest in more than one broadcast television station in the market. Licensees that believe application of the attribution rule to their particular circumstances would not serve the public interest may seek a waiver of this rule. Likewise, licensees that believe application of the local television ownership rule would adversely affect competition, diversity, or localism may seek a waiver of that rule. Television JSAs entered into after the release of the Report and Order must comply with the Commission’s media ownership rules at the time they are executed; the compliance period does not apply to any television JSA entered into after the release of the Report and Order. Television JSAs that were entered into before the release of the Report and Order but that expire before December 19, 2016, however, may be renewed even if the agreement would violate the media ownership limits, provided that the renewal term does not extend beyond December 19, 2016. The Report and Order requires that all attributable television JSAs be filed with the Commission. This filing requirement became effective on October 28, 2014. We have complied with this deadline.

We currently have a television TBA in the Victoria, Texas, market with Surtsey. On January 31, 2012, we entered into an agreement which included an extension of the grandfathered TBA for KVCT-TV and an assignable option with Surtsey for KVCT-TV. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believe that the TBA is “grandfathered” under the FCC’s rules and need not be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above.

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV, a television station in Pittsburg, Kansas, serving the Joplin, Missouri television market. In consideration for our guarantee, Surtsey has entered into various agreements with us relating to the station, including a Shared Services Agreement, Agreement for Use of Ancillary Digital Spectrum and Agreement for the Sale of Commercial Time, which is considered by the FCC to be a JSA. On January 31, 2012, the Company and Surtsey amended these agreements and entered into an agreement which included an assignable option with Surtsey for KFJX-TV. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in KFJX-TV. Unless the rule is voided or the time for termination or modification is extended, we would have to terminate or modify our JSA with Surtsey by December 19, 2016.

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

Digital Television.   Under the FCC’s rules all U.S. television broadcasters have been required to convert their operations from NTSC (analog) to digital television (“DTV”). DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the previous NTSC technical standard. Our full-service television stations and Low Power Television (“LPTV”) stations currently provide DTV service and have terminated NTSC operations. The Company has constructed DTV facilities serving at least 80% of their NTSC population coverage. We hold licenses that authorize KOAM-TV to operate on Channel 7 for DTV and KAVU-TV to operate on Channel 15 for DTV. The FCC’s rules require broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals.

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

“Must-Carry” Rules.   The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain LPTV stations. Cable television operators and other MVPDs may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the MVPD. Such must-carry rights extend to the DTV signals broadcast by our stations. For the three-year period commencing on January 1, 2012, we generally elected “retransmission consent” in notifying MVPDs that carry our television programming in our television markets.

LPTV and Class A Television Stations.   Currently, the service areas of LPTV stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own four operating LPTV stations, KUNU-LD, KVTX-LP, KXTS-LD, and KMOL-LD, Victoria, Texas, and are constructing a fifth, KQZY-LP, Victoria, Texas, all of which operate in the digital mode. None of the stations qualifies under the FCC’s established criteria for Class A status. In January 2006, the FCC announced a filing window from May 1 through May 12, 2006, during which NTSC LPTV stations could apply for a digital companion channel or implement DTV operation on their existing NTSC channels. The Company’s LPTV stations did not apply for companion channels, and instead filed applications to “flash-cut” to implement DTV operation on their existing NTSC channels, or filed “displacement” applications to use different digital channels. The FCC has set September 1, 2015, as the terminal date for transition of LPTV to digital transmission.

Low Power FM Radio.   The FCC has created a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of noncommercial educational FM stations with up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On January 4, 2011, the President signed into law the Local Community Radio Act of 2010 which required the Commission to modify the rules authorizing the operation of LPFM, as proposed in MM Docket No. 99-25.   The FCC has promulgated rules consistent with this law. The law requires the FCC to comply with its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations.

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

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers, on portable receivers, such as cell phones, and in automobiles. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. We cannot predict whether, or the extent to which, such competing reception devices and DARS will have an adverse impact on our business.

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

Changes to Application and Assignment Procedures.   In January 2010, the FCC adopted a First Report and Order that gives Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 ( i.e ., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities that have overcome substantial disadvantage and would be eligible for a bidding credit. In a Notice of Proposed Rulemaking, released October 10, 2014, and in the Quadrennial Regulatory Review NPRM, the Commission also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” The Company cannot predict whether such preferences will be adopted, or whether they would have any impact on the Company.

Spectrum Auctions and Channel Sharing. Congress passed and the President signed into law the Middle Class Tax Relief and Job Creation Act of 2012, (codified at 47 U.S.C. § 309(j)(8)(G) 47 U.S.C. § 1452) (2012) (“Spectrum Act”). In a Report and Order, released June 2, 2014, in GN Docket 12-268, the FCC adopted rules to implement the Spectrum Act, including rules to implement the auction of broadcast television spectrum for use by other services. The FCC stated its mandate to protect full power and Class A television facilities that already were operating pursuant to a license (or a pending application for a license to cover a construction permit) on February 22, 2012, and to protect facilities in addition to those the statute requires the FCC to protect, based on consideration of the potential impact on the FCC’s flexibility in the repacking process and its auction goals. The FCC concluded that protecting other categories of facilities, including stations and television translator stations, would unduly constrain the FCC’s flexibility in the repacking process and undermine the likelihood of meeting its objectives for the incentive auction. To help preserve the services provided by LPTV and TV translator stations, the FCC will open a special filing window for such stations that are displaced to select a new channel and will amend its rules to expedite the process for displaced stations to relocate. The reverse and forward spectrum auctions will be integrated in a series of stages.  Each stage will consist of a reverse auction and a forward auction bidding process, and additional stages will be run if necessary.  Broadcasters will indicate through the pre-auction application process their willingness to relinquish spectrum usage rights at the opening prices.  Based on broadcasters’ collective willingness, the initial spectrum clearing target will be set. Then the reverse auction bidding process will be run to determine the total amount of incentive payments to broadcasters required to clear that amount of spectrum. The forward auction bidding process will follow the reverse auction bidding process.  Full power and Class A station licensees will be eligible to participate in the reverse auction. They may bid to voluntarily relinquish the spectrum usage rights associated with station facilities that are eligible for protection in the repacking process. Bidders will have the three bid options specified by the Spectrum Act: (1) license relinquishment; (2) reassignment from a UHF to a VHF channel; and (3) channel sharing. UHF-to-VHF bidders may limit their bids to a high (channels 7 to 13) or low (channels 2 to 6) VHF channel. Bidders will have the additional option to bid for reassignment from a high VHF channel to a low VHF channel. Potential bidders will have to submit certified applications. Between the short-form application filing deadline and the announcement of the results of the reverse auction and the repacking process, all full power and Class A licensees will be prohibited from communicating directly or indirectly any reverse or forward auction applicant’s bids or bidding strategies to any other full power or Class A licensee or forward auction applicant. The FCC will share forward auction proceeds with licensees that relinquish rights in the reverse auction as soon as practicable following the successful conclusion of the incentive auction. The FCC will reimburse costs reasonably incurred by television stations that are reassigned to new channels in the repacking process. The FCC will grandfather existing broadcast station combinations that otherwise would no longer comply with the media ownership rules as a result of the reverse auction. The Company has not made a decision on whether to participate in the spectrum auction.

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

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. In 2009, a bill, H.R. 848, the Performance Rights Act, was introduced in Congress, but did not pass in the 111 th Congress. If passed, this bill would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by MusicFirst to persuade Congress to enact a law that would require such payments. We cannot predict whether such a law might be enacted. Should such a law be enacted, it would impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	70	President, Chief Executive Officer and Chairman; Director
Steven J. Goldstein	58	Executive Vice President and Group Program Director
Warren S. Lada	60	Executive Vice President, Operations
Samuel D. Bush	57	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	66	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	55	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

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

Global Economic Conditions and Uncertainties May Continue to Affect our Business

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. The global economic downturn that began in 2008 caused a decline in advertising and marketing by our customers, which had an adverse effect on our revenue, profit margins and cash flows. Global economic conditions have been slow to recover and remain uncertain. The U.S. economy grew 2% in 2014 and unemployment remained relatively high. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again; global economic conditions may once again adversely impact our business. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Further, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2014 our long-term debt (including our guarantee of debt of Surtsey Media, LLC) was approximately $36,078,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal under our credit facility amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of May 31, 2018. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top six markets when combined represented 43%, 44% and 44% of our net operating revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2014, our FCC broadcasting licenses represented 45.2% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The FCC May Decide to Terminate “Grandfathered” Time Brokerage Agreements

The FCC attributes time brokerage agreements and local marketing agreements to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we and Surtsey will be required to terminate the TBAs for station KVCT-TV unless the FCC simultaneously change its duopoly rules to allow ownership of two stations in the applicable markets.

FCC Regulations May Restrict our Ability to Create Duopolies under Joint Service Agreements, which Could Harm our Existing Operations

In our Joplin market, we have created a duopoly by entering into a joint service agreement. The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has not granted such a waiver and has provided little guidance on what factors must be present for a waiver to be granted. This new rule may require us to amend or terminate our existing JSA with Surtsey. For further details on the quadrennial review see “Federal Regulation of Radio and Television Broadcasting” in Item 1 of this Form 10-K

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 3, 2015, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 63% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Information technology failures or data security breaches could harm our business

Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and consequences to our business' reputation.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.

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

As of December 31, 2014 the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 6 months to 9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 8 months to 75 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Nielsen Audio, Inc. (formerly Arbitron, Inc.) (“Nielsen”) filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware alleging they have infringed certain of Nielsen’s copyrights.  The case was dismissed on December 1, 2014 when we entered into agreements to license historic Nielsen data in selected markets, in conjunction with entering into licenses to receive Nielsen reports and services for future periods in those markets. The historic data that was licensed will allow us to make historic period comparisons as we utilize the Nielsen reports and services in the future, and the related license fee for the historic data was expensed in 2014.

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

The Company’s Class A Common Stock trades on the NYSE MKT under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE MKT for the calendar quarters indicated (prices for periods prior to the four-for-three stock split are adjusted for such split) :

Year	High	Low

2013:
First Quarter	$51.61	$33.23
Second Quarter	$49.86	$39.64
Third Quarter	$51.99	$43.48
Fourth Quarter	$54.00	$43.48
2014:
First Quarter	$55.00	$42.28
Second Quarter	$50.93	$36.76
Third Quarter	$43.92	$33.58
Fourth Quarter	$45.49	$34.57

The closing price for the Company’s Class A Common Stock on March 3, 2015 as reported by the NYSE MKT was $40.73. As of March 3, 2015, there were approximately 186 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

On December 3, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share and a special cash dividend of $1.20 per share on its Classes A and B Common Stock. This dividend totaling $8.2 million was paid on December 29, 2014 to shareholders of record on December 15, 2014.

On September 23, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.1 million was paid on October 17, 2014 to shareholders of record on October 3, 2014.

On June 30, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.1 million was paid on July 25, 2014 to shareholders of record on July 11, 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2014, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)	(c)
Number of Securities
	Number of Shares to			Remaining Available for
	be Issued Upon		Weighted-Average	Future Issuance
	Exercise of		Exercise Price of	Under Equity
	Outstanding Options		Outstanding Options,	Compensation Plans
Plan Category	Warrants, and Rights		Warrants and Rights	(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—	427,196
2003 Stock Option Plan	—		$—	—
2005 Incentive Compensation Plan	303,002	(1)	$31.794 (2)	458,883
Equity Compensation Plans Not Approved by Stockholders:
None	—			—
Total	303,002			886,079

(1)	Includes 89,832 shares of restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2014. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2014	-	$-	-	$29,904,167
November 1 – November 30, 2014	6,165	$41.15	253,690	$29,650,477
December 1 – December 31, 2014	-	$-	-	$29,650,477
Total	6,165	$41.15	253,690	$29,650,477

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 of our Class A Common Stock against the cumulative total return of the NYSE MKT Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Journal Communications, Inc., The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc. and Spanish Broadcasting System, Inc. The graph and table assume that $100 was invested on December 31, 2009, in each of our Class A Common Stock, the NYSE MKT Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend

Symbol	Total Return For:	12/09	12/10	12/11	12/12	12/13	12/13	12/14
	Saga Communications Inc.	100.00	207.23	297.98	385.73	575.68	575.68	520.16

	NYSE MKT Stock Market (US Companies)	100.00	126.92	115.79	127.19	140.20	140.20	147.34

	Peer Group	100.00	160.97	184.88	245.23	376.59	376.59	351.37

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2014	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010 (1)(2)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$133,998	$129,478	$130,259	$125,273	$125,833
Station Operating Expense	98,424	92,977	90,288	90,929	90,335
Corporate General and Administrative	8,901	8,172	7,960	7,590	7,274
Other operating (income) expense	(1,210)	—	—	—	—
Impairment of Intangible Assets	1,936	2,033	—	—	—
Operating Income (Loss) From Continuing Operations	$25,947	$26,296	$32,011	$26,754	$28,224
Interest Expense	$1,064	$1,305	$1,733	$3,420	$5,622
Net Income (Loss):
From Continuing Operations	$14,904	$15,050	$18,060	$12,885	$15,464
From Discontinued Operations	—	223	(135)	(254)	(328)
Net Income (Loss)	$14,904	$15,273	$17,925	$12,631	$15,136
Basic Earnings (Loss) Per Share:
From Continuing Operations	$2.57	$2.62	$3.19	$2.28	$2.74
From Discontinued Operations	—	0.04	(0.02)	(0.04)	(0.06)
Earnings (Loss) Per Share	$2.57	$2.66	$3.17	$2.24	$2.68
Weighted Average Common Shares	5,700	5,681	5,659	5,651	5,640
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$2.55	$2.60	$3.18	$2.28	$2.74
From Discontinued Operations	—	0.04	(0.02)	(0.05)	(0.06)
Earnings (Loss) Per Share	$2.55	$2.64	$3.16	$2.23	$2.68
Weighted Average Common and Common Equivalent Shares	5,753	5,745	5,672	5,656	5,641
Cash Dividends Declared Per Common Share	$1.80	1.80	1.24	—	—

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$30,554	$28,079	$27,066	$16,322	$18,130
Net Property and Equipment	$55,187	$56,337	$58,462	$60,622	$62,753
Net Intangible and Other Assets	$93,270	$94,806	$98,434	$98,752	$100,492
Total Assets	$192,044	$193,224	$197,330	$190,334	$199,803
Long-term Debt Including Current Portion	$36,078	$46,078	$58,828	$69,078	$96,078
Stockholders’ Equity	$115,245	$109,701	$104,209	$92,975	$80,078

(1)	In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information prior to the split has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	In January 2013, the Company sold WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

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

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2014, 2013 and 2012, approximately 88%, 88% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 and 2014 we had significant increases in revenue due the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Political revenue significantly decreased in 2013 as it was a non-election year.

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

We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms to allow our listeners and viewers to connect with our products where and when they want. Over the past year, we have also opened up a new set of digital inventory in the form of targeted display advertising across 98% of the web. This gives our reps an expanded menu of services to offer our clients while not impacting any of our on-air inventory. In addition to targeted display, we continue to offer an array of digital services that include online promotions, mobile messaging, and email marketing.

In addition, we continue the rollout of HD radio™. HD radio™ utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streaming in each radio market.

During the years ended December 31, 2014, 2013 and 2012, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 34%, 34%, and 35%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2014	2013	2012

Market:
Columbus, Ohio	7%	7%	7%
Des Moines, Iowa	6%	7%	6%
Manchester, New Hampshire	5%	5%	6%
Milwaukee, Wisconsin	11%	10%	11%
Norfolk, Virginia	5%	5%	5%

During the years ended December 31, 2014, 2013 and 2012, the radio stations in our five largest markets when combined, represented approximately 32%, 39% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2014	2013	2012

Market:
Columbus, Ohio	7%	8%	8%
Des Moines, Iowa	5%	5%	5%
Manchester, New Hampshire	7%	8%	8%
Milwaukee, Wisconsin	10%	11%	13%
Norfolk, Virginia	3%	7%	6%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2014, 2013 and 2012, approximately 83%, 82% and 85%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. In 2012 and 2014 we had significant increases in revenue due the number of congressional, senatorial, gubernatorial and local elections in most of our markets. Political revenue significantly decreased in 2013 as it was a non-election year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 9% and 9% of our net operating revenues, and approximately 13%, 12% and 11% of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the years ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2014, 2013 and 2012.

Consolidated Results of Operations

				2014 vs. 2013		2013 vs. 2012
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2014	2013	2012	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$133,998	$129,478	$130,259	$4,520	3.5%	$(781)	(0.6)%
Station operating expense	98,424	92,977	90,288	5,447	5.9%	2,689	3.0%
Corporate G&A	8,901	8,172	7,960	729	8.9%	212	2.7%
Other operating (income) expense	(1,210)	—	—	(1,210)	N/M	—	—
Impairment of intangible assets	1,936	2,033	—	(97)	(4.8)%	2,033	N/M
Operating income from continuing operations	25,947	26,296	32,011	(349)	(1.3)%	(5,715)	(17.9)%
Interest expense	1,064	1,305	1,733	(241)	(18.5)%	(428)	(24.7)%
Write-off debt issuance costs	—	55	—	(55)	N/M	55	N/M
Other (income) expense, net	(71)	(106)	279	35	33.0%	(385)	N/M
Income from continuing operations before income tax	24,954	25,042	29,999	(88)	(0.4)%	(4,957)	(16.5)%
Income tax provision	10,050	9,992	11,939	58	0.6%	(1,947)	(16.3)%
Income from continuing operations, net of income tax	14,904	15,050	18,060	(146)	(1.0)%	(3,010)	(16.7)%
Income (loss) from discontinued operations, net of income tax	—	223	(135)	(223)	N/M	358	N/M
Net income	$14,904	$15,273	$17,925	$(369)	(2.4)%	$(2,652)	(14.8)%
Earnings (loss) per share:
From continuing operations	$2.55	$2.60	$3.18	$(0.05)	(1.9)%	$(0.58)	(18.2)%
From discontinued operations	—	0.04	(0.02)	(0.04)	N/M	0.06	N/M
Earnings per share (fully diluted)	$2.55	$2.64	$3.16	$(0.09)	(3.4)%	$(0.52)	(16.5)%

Radio Broadcasting Segment

				2014 vs. 2013		2013 vs. 2012
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2014	2013	2012	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$113,627	$109,818	$111,763	$3,809	3.5%	$(1,945)	(1.7)%
Station operating expense	85,167	79,933	77,992	5,234	6.5%	1,941	2.5%
Other operating (income) expense	(1,210)	—	—	(1,210)	N/M	—	—
Impairment of intangible assets	1,936	2,033	—	(97)	(4.8)%	2,033	N/M
Operating income	$27,734	$27,852	$33,771	$(118)	(0.4)%	$(5,919)	(17.5)%

Television Broadcasting Segment

				2014 vs. 2013		2013 vs. 2012
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2014	2013	2012	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$20,371	$19,660	$18,496	$711	3.6%	$1,164	6.3%
Station operating expense	13,257	13,044	12,296	213	1.6%	748	6.1%
Operating income	$7,114	$6,616	$6,200	$498	7.5%	$416	6.7%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

Year Ended December 31, 2014:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating (income) expense	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss) from continuing operations	$27,734	$7,114	$(8,901)	$25,947

Year Ended December 31, 2013:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296

Year Ended December 31, 2012:			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$111,763	$18,496	$—	$130,259
Station operating expense	77,992	12,296	—	90,288
Corporate general and administrative	—	—	7,960	7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)	$32,011

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated

For the year ended December 31, 2014, consolidated net operating revenue was $133,998,000 compared with $129,478,000 for year ended December 31, 2013, an increase of $4,520,000 or 3.5%.   Gross political revenue, and gross local revenue increased $3,896,000, and $948,000, respectively, from 2013. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in local revenue was primarily attributable to improvements in our Asheville, NC, Bellingham, WA, Ithaca, NY and Milwaukee, WI markets, partially offset by a decline in gross local revenue in our Manchester, NH market. Gross interactive revenue decreased $427,000 for the year ended December 31, 2014 as compared to 2013, primarily in our Milwaukee, WI market.

Station operating expense was $98,424,000 for the year ended December 31, 2014, compared with $92,977,000 for the year ended December 31, 2013, an increase of $5,447,000 or 6%. The increase was primarily attributable to license agreements entered into during the 3rd and 4th quarter of 2014 to license historic Nielsen data in selected markets. Additionally in 2014, we had increases in health insurance, sales commissions, programming salaries and property and casualty insurance of $510,000, $346,000, $288,000 and $153,000, respectively.

Operating income from continuing operations for the year ended December 31, 2014 was $25,947,000 compared to $26,296,000 for the year ended December 31, 2013, a decrease of $349,000, or 1.3%. The decrease was primarily a result of the increase in station operating expense, described above, combined with a $729,000, or 9% increase in corporate general and administrative expense, offset by an increase in net operating revenue, described above and other operating income of $1,210,000 in 2014 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network). Operating income for 2014 and 2013 also included a non-cash impairment charge of $1,936,000 and $2,033,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements).

We recognized income from discontinued operations of $223,000 net of tax from the sale of our Greenville, Mississippi TV station in January 2013. Please refer to Note 3 – Discontinued Operations, in the accompanying notes to the consolidated financial statements for more information on our discontinued operations.

We generated net income of $14,904,000 ($2.55 per share on a fully diluted basis) for the year ended December 31, 2014, compared with $15,273,000 ($2.64 per share on a fully diluted basis) for the year ended December 31, 2013, a decrease of $369,000 or 2%. In 2014 we had a decrease in operating income from continuing operations of $349,000, as described above, and an increase in our tax expense of $58,000 for 2014. These were partially offset by a decrease in interest expense of $241,000 and increase in other income of $35,000. The decrease in interest expense was attributable to a decrease in average debt outstanding.

Radio Segment

For the year ended December 31, 2014, net operating revenue of the radio segment was $113,627,000 compared with $109,818,000 for the year ended December 31, 2013, an increase of $3,809,000 or 4%. Gross political revenue, and gross local revenue increased $2,967,000, and $1,220,000, respectively, from 2013. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets during 2014. The increase in local revenue was primarily attributable to improvements in our Asheville, NC, Bellingham, WA, Ithaca, NY and Milwaukee, WI markets, partially offset by a decline in gross local revenue in our Manchester, NH market. Gross interactive revenue decreased $427,000 for the year ended December 31, 2014 as compared to 2013, primarily in our Milwaukee, WI market.

Station operating expense for the radio segment was $85,167,000 for the year ended December 31, 2014, compared with $79,933,000 for the year ended December 31, 2013, an increase of $5,234,000 or 7%. The increase was primarily attributable to license agreements entered into during the 3rd and 4th quarter of 2014 to license historic Nielsen data in selected markets. Additionally in 2014, we had increases in health insurance, sales commissions, programming salaries and property and casualty insurance of $402,000, $310,000, $289,000 and $127,000, respectively.

Operating income for the radio segment decreased $118,000 or less than 1% to $27,734,000 for the year ended December 31, 2014, from $27,852,000 for the year ended December 31, 2013. The decrease was primarily a result of the increase in station operating expense partially offset by the increase in net operating revenue, described above and other operating income of $1,210,000 in 2014 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network). Operating income for 2014 and 2013 also included a non-cash impairment charge of $1,936,000 and $2,033,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements).

Television Segment

For the year ended December 31, 2014, net operating revenue of our television segment was $20,371,000 compared with $19,660,000 for the year ended December 31, 2013, an increase of $711,000 or 4%. The increase is primarily attributable to increases of $929,000 in gross political revenue and $238,000 in gross retransmission revenue partially offset by decreases in gross local revenue of $272,000 and $99,000 in gross national revenue. The increase in gross political revenue was due to a number of congressional, senatorial, gubernatorial and local elections in most of our markets during 2014. The decrease in gross local revenue was primarily attributable to our Victoria, TX market. The decrease in gross national revenue was due to a decrease in our Joplin, MO market offset by an increase in our Victoria, TX market.

Station operating expense in the television segment for the year ended December 31, 2014 was $13,257,000, compared with $13,044,000 for the year ended December 31, 2013, an increase of $213,000 or 2%. The increase in station operating expense was due to increased retransmission fees of $140,000 and an increase in health insurance of $108,000. The retransmission cost increases are a direct result of increased revenue in 2014.

Operating income in the television segment for the year ended December 31, 2014 was $7,114,000 compared with $6,616,000 for the year ended December 31, 2013, an increase of $498,000 or 8%. The increase was a result of the improvement in net operating revenue partially offset by an increase in station operating expense, described in detail above.

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

We had $85 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2014, we have no required amortization payment.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. We amended the agreement in April 2014 to extend the due date of the loan to mature on May 1, 2017. At December 31, 2014, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2014, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations. See Note 10 of the Notes to Consolidated Financial Statements included within this Form 10-K, which is incorporated by reference.

Sources and Uses of Cash

During the years ended December 31, 2014, 2013 and 2012, we had net cash flows from operating activities of $25,416,000, $26,712,000 and $30,955,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2014, we have repurchased 1.9 million shares of our Class A Common Stock for $46.1 million. During the year ended December 31, 2014, approximately 6,000 shares were retained for payment of withholding taxes for $254,000 related to the vesting of restricted stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2014 were $5,524,000 ($5,152,000 in 2013). We anticipate capital expenditures in 2015 to be approximately $4.5 million to $5.0 million, which we expect to finance through funds generated from operations.

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2014:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$36,078	$—	$1,078	$35,000	$—
Interest Payments on Long-Term Debt(2)	2,654	787	1,555	312	—
Operating Leases	8,871	1,427	2,180	1,513	3,751
Purchase Obligations(3)	40,966	15,471	16,058	8,290	1,147
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$88,569	$17,685	$20,871	$45,115	$4,898

(1)	Under our Credit Facility, the maturity on outstanding debt of $36.1 million could be accelerated if we do not maintain certain covenants. Long-Term Debt Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 10 of the Notes to Consolidated Financial Statements).
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $16,623,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian and $24,343,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-3% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2014, from 2.0% to 3.0% or from $395,000 to $606,000 would result in a decrease in net income of $127,000, net of taxes for the year ended December 31, 2014.

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

Broadcast Licenses and Goodwill:   As of December 31, 2014, we have recorded approximately $86,762,000 in broadcast licenses and $362,000 in goodwill, which represents 45.3% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

During the fourth quarter of 2014, we recognized a $1,936,000 impairment charge for broadcast licenses in certain of our radio markets primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Columbus, Ohio market. There were no impairment indicators for goodwill. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

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

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2014, the Company would have recorded an additional broadcast license impairment of approximately $2.2 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2014, the Company would have recorded an additional broadcast license impairment of approximately $5.6 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2014, the Company would have recorded an additional broadcast license impairment of approximately $11.8 million.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2014 than they did during 2014, our interest expense would increase, and income before taxes would decrease by $429,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and to enhance the related disclosure requirements for discontinued operations. We early adopted ASU 2014-08 in our fourth quarter of 2014 and applied the new guidance in accounting for the sale of the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network. We determined that the sale of our networks did not represent a strategic shift that will have a major effect on our operations and financial results, and accordingly it was not reported as a discontinued operation.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Itm 9A.   Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as set forth in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saga Communications, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Saga Communications Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 13, 2015

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

— Consolidated Balance Sheets as of December 31, 2014 and 2013

— Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

— Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the company elected to adopt an amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective October 1, 2014. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

Detroit, Michigan

March 13, 2015

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$17,907	$17,628
Accounts receivable, less allowance of $395 ($578 in 2013)	20,661	19,815
Prepaid expenses and other current assets	2,957	2,350
Barter transactions	1,217	1,263
Deferred income taxes	845	1,025
Total current assets	43,587	42,081
Net property and equipment	55,187	56,337
Other assets:
Broadcast licenses, net	86,762	88,460
Goodwill	326	—
Other intangibles, deferred costs and investments, net of accumulated amortization of $11,796 ($12,205 in 2013)	6,182	6,346
	$192,044	$193,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,133	$1,962
Accrued expenses:
Payroll and payroll taxes	6,788	6,700
Other	2,756	2,787
Barter transactions	1,356	1,475
Current portion of long-term debt	—	1,078
Total current liabilities	13,033	14,002
Deferred income taxes	23,786	20,571
Long-term debt	36,078	45,000
Broadcast program rights	805	1,163
Other liabilities	3,097	2,787
Total liabilities	76,799	83,523
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,446 issued (6,409 in 2013)	64	64
Class B common stock, $.01 par value, 3,500 shares authorized, 843 issued and outstanding (816 in 2013)	8	8
Additional paid-in capital	52,496	51,456
Retained earnings	91,178	86,693
Treasury stock (1,489 shares in 2014 and 1,488 in 2013, at cost)	(28,501)	(28,520)
Total stockholders’ equity	115,245	109,701
	$192,044	$193,224

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013	2012

	(In thousands, except per share data)

Net operating revenue	$133,998	$129,478	$130,259
Operating expenses (income):
Station operating expense	98,424	92,977	90,288
Corporate general and administrative	8,901	8,172	7,960
Other operating (income) expense	(1,210)	—	—
Impairment of intangible assets	1,936	2,033	—
	108,051	103,182	98,248
Operating income from continuing operations	25,947	26,296	32,011
Other (income) expenses:
Interest expense	1,064	1,305	1,733
Write-off debt issuance costs	—	55	—
Other (income) expenses	(71)	(106)	279
Income from continuing operations before income tax	24,954	25,042	29,999
Income tax provision:
Current	6,665	7,187	7,399
Deferred	3,385	2,805	4,540
	10,050	9,992	11,939
Income from continuing operations, net of income tax	14,904	15,050	18,060
Income (loss) from discontinued operations, net of income tax	—	223	(135)
Net income	$14,904	$15,273	$17,925
Basic earnings (loss) per share
From continuing operations	$2.57	$2.62	$3.19
From discontinued operations	—	.04	(.02)
Basic earnings per share	$2.57	$2.66	$3.17
Weighted average common shares	5,700	5,681	5,659
Diluted earnings (loss) per share
From continuing operations	$2.55	$2.60	$3.18
From discontinued operations	—	.04	(.02)
Diluted earnings per share	$2.55	$2.64	$3.16
Weighted average common and common equivalent shares	5,753	5,745	5,672
Dividends declared per share	$1.80	$1.80	$1.24

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2012	6,359	$64	797	$8	$50,662	$70,831	$(28,590)	$92,975
Net income						17,925		17,925
Net proceeds from exercised options	10				267			267
Dividends declared per common share						(7,010)		(7,010)
Compensation expense related to restricted stock awards					110			110
Share-based compensation cost					22			22
Purchase of shares held in treasury							(80)	(80)
Balance at December 31, 2012	6,369	$64	797	$8	$51,061	$81,746	$(28,670)	$104,209
Net income						15,273		15,273
Conversion of shares from Class B to Class A	1		(1)					—
Issuance of restricted stock	30		20					—
Net proceeds from exercised options	9				275			275
Dividends declared per common share						(10,326)		(10,326)
Compensation expense related to restricted stock awards					135			135
Purchase of shares held in treasury							(95)	(95)
401(k) plan contribution					(15)		245	230
Balance at December 31, 2013	6,409	$64	816	$8	$51,456	$86,693	$(28,520)	$109,701
Net income						14,904		14,904
Conversion of shares from Class B to Class A	3		(3)
Issuance of restricted stock	27		30
Net proceeds from exercised options	7				244			244
Dividends declared per common share						(10,419)		(10,419)
Compensation expense related to restricted stock awards					826			826
Purchase of shares held in treasury							(254)	(254)
401(k) plan contribution					(30)		273	243
Balance at December 31, 2014	6,446	$64	843	$8	$52,496	$91,178	$(28,501)	$115,245

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012

	(In thousands)

Cash flows from operating activities:
Net income	$14,904	$15,273	$17,925
Income (loss) from discontinued operations, net of tax	—	223	(135)
Income from continuing operations	14,904	15,050	18,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,702	6,768	6,858
Deferred income taxes	3,385	2,805	4,540
Impairment of intangible assets	1,936	2,033	—
Broadcast program rights amortization	637	637	614
Amortization of deferred costs	187	204	231
Compensation expense related to restricted stock awards	826	135	110
(Gain) loss on sale of assets	(1,281)	(126)	221
Other (gains) losses, net	—	20	59
Share-based compensation expense	—	—	22
Barter revenue, net	(208)	(11)	(294)
Deferred and other compensation	(129)	19	3
Write-off of debt issuance costs	—	55	—
Income tax expense (benefit) on exercise of options	10	(13)	—
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	(1,521)	160	(742)
Payments for broadcast program rights	(627)	(628)	(626)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	595	(396)	1,850
Total adjustments	10,512	11,662	12,846
Net cash provided by continuing operating activities	25,416	26,712	30,906
Net cash provided by discontinued operating activities	—	—	49
Net cash provided by operating activities	25,416	26,712	30,955
Cash flows from investing activities:
Acquisition of property and equipment	(5,524)	(5,152)	(4,809)
Proceeds from sale and disposal of assets	90	792	42
Proceeds from sale of networks	1,640	—	—
Proceeds from sale of television station	—	2,960	—
Acquisition of broadcast properties	(903)	—	—
Other investing activities	(11)	(410)	(157)
Net cash used in continuing investing activities	(4,708)	(1,810)	(4,924)
Net cash used in discontinued investing activities	—	—	(34)
Net cash used in investing activities	(4,708)	(1,810)	(4,958)
Cash flows from financing activities:
Payments on long-term debt	(10,000)	(12,750)	(10,250)
Cash dividends paid	(10,419)	(10,326)	(7,010)
Payments for debt issuance costs	—	(289)	—
Other financing activities	(10)	176	187
Net cash used in financing activities	(20,429)	(23,189)	(17,073)
Net increase in cash and cash equivalents	279	1,713	8,924
Cash and cash equivalents, beginning of year	17,628	15,915	6,991
Cash and cash equivalents, end of year	$17,907	$17,628	$15,915

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2014 we owned or operated ninety-two radio stations, four television stations, five low-power television stations and one radio information network serving twenty-five markets throughout the United States.

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

All share and per share information in the accompanying financial statements for periods prior to the split have been restated retroactively to reflect the stock split. The common stock and additional paid-in capital accounts reflect the retroactive capitalization of the four-for-three stock split.

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

Concentration of Risk

Our top six markets when combined represented 43%, 44 % and 44 % of our net operating revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2014 and 2013.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2014.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period
	(In thousands)

December 31, 2014	$578	$139	$(322)	$395
December 31, 2013	$577	$293	$(292)	$578
December 31, 2012	$794	$134	$(351)	$577

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2014, 2013 and 2012.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2014	2013
		(In thousands)

Land and land improvements	—	$11,026	$10,984
Buildings	31.5 years	33,275	32,378
Towers and antennae	7-15 years	26,191	25,761
Equipment	3-15 years	79,216	77,908
Furniture, fixtures and leasehold improvements	7-20 years	8,104	7,926
Vehicles	5 years	3,790	3,805
		161,602	158,762
Accumulated depreciation		(106,415)	(102,425)
Net property and equipment		$55,187	$56,337

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $6,648,000, $6,716,000 and $6,805,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 99 broadcast licenses serving 25 markets, some of which are currently under renewal, while others require renewal over the period of 2015-2022. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2014, 2013 and 2012, we recognized interest expense related to the amortization of debt issuance costs of $187,000, $204,000 and $231,000, respectively. In 2013 we also wrote-off unamortized debt issuance costs of $55,000, pre-tax, in connection with an amendment to our credit facility. See Note 4 – Long-Term Debt.

At December 31, 2014 and 2013 the net book value of deferred costs was $636,000, and $823,000, respectively, and was presented in Other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2014, we had remaining authorization of $29.7 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2014, 2013 and 2012, we acquired 6,165 shares at an average price of $41.15 per share, 2,179 shares at an average price of $43.98 per share and 2,924 shares at an average price of $27.30 per share, respectively.

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

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying Consolidated Statements of Income. Assets and liabilities related to the TBA’s/LMA’s are included in the accompanying Consolidated Balance Sheets.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $3,056,000, $3,225,000 and $3,182,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Dividends

On December 3, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share and a special cash dividend of $1.20 per share on its Classes A and B Common Stock. This dividend totaling $8.2 million was paid on December 29, 2014 to shareholders of record on December 15, 2014.

On September 23, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.1 million was paid on October 17, 2014 to shareholders of record on October 3, 2014.

On June 30, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.1 million was paid on July 25, 2014 to shareholders of record on July 11, 2014.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)

Numerator:
Net income	$14,904	$15,273	$17,925
Less: Net income allocated to unvested participating securities	234	135	—
Net income available to common stockholders	$14,670	$15,138	$17,925
Denominator:
Denominator for basic earnings per share-weighted average shares	5,700	5,681	5,659
Effect of dilutive securities:
Stock options	53	64	13
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,753	5,745	5,672
Basic earnings per share	$2.57	$2.66	$3.17
Diluted earnings per share	$2.55	$2.64	$3.16

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from dilutive earnings per share calculation, was 45,000, 13,000 and 93,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and to enhance the related disclosure requirements for discontinued operations. We early adopted ASU 2014-08 in our fourth quarter of 2014 and applied the new guidance in accounting for the sale of the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network. We determined that the sale of our networks did not represent a strategic shift that will have a major effect on our operations and financial results, and accordingly it was not reported as a discontinued operation.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

2.	Broadcast Licenses, Goodwill and Other Intangible Assets

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

We also evaluate goodwill in each of its reporting units (reportable segment) for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill determined by completing a hypothetical purchase price allocation using estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its implied value.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2014 and 2013 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2013	$80,773	$9,588	$90,361
Acquisitions	132	—	132
Impairment charge	(2,033)	—	(2,033)
Balance at December 31, 2013	$78,872	$9,588	$88,460
Acquisitions	219	19	238
Impairment charge	(1,936)	—	(1,936)
Balance at December 31, 2014	$77,155	$9,607	$86,762

 2014 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2014 and determined that the fair value of the broadcast licenses were less than the amount reflected in the balance sheet for one of the Company’s radio markets, Columbus, Ohio, and recorded non-cash impairment charge of $1,936,000 to reduce the carrying value of these assets to the estimated fair market value. The reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2014 were primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Columbus, OH market.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2014. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2014 and 2013: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained relatively consistent; and (4) current year revenues were 1.6 % lower than previously projected for 2014.

	Fourth	Fourth
	Quarter	Quarter
	2014	2013
Discount rates	12.3% - 12.4%	12.2% - 12.4%
Operating profit margin ranges	20.8% - 36.4%	19.9% - 35.8%
Market long-term revenue growth rates	1.2% - 4.1%	1.9% - 3.3%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

During the fourth quarter of 2014, the Company performed its annual impairment test of its goodwill in accordance with ASC 350 and determined under the first step that the fair value of the Radio reporting unit was in excess of its carrying value (each segment is a reporting unit), and therefore, no impairment was indicated. For the years presented there was no goodwill related to the television reporting unit.

We have recorded the changes to goodwill for each of the years ended December 31, 2014 and 2013 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2013	$—	$—	$—
Acquisitions	—	—	—
Balance at December 31, 2013	$—	$—	$—
Acquisitions	326	—	326
Balance at December 31, 2014	$326	$—	$326

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2014 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,862	5,613	249
Other intangibles	1,766	1,609	157
Total amortizable intangible assets	$11,489	$11,083	$406

We have recorded amortizable intangible assets at December 31, 2013 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$4,511	$4,511	$—
Favorable lease agreements	5,862	5,577	285
Other intangibles	1,741	1,592	149
Total amortizable intangible assets	$12,114	$11,680	$434

Aggregate amortization expense for these intangible assets for the years ended December 31, 2014, 2013 and 2012, was $54,000, $52,000 and $51,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $39,000, $39,000, $39,000, $39,000 and $39,000, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)

Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	5,000	15,000
Secured debt of affiliate	1,078	1,078
	36,078	46,078
Amounts payable within one year	—	1,078
	$36,078	$45,000

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2015	$—
2016	—
2017	1,078
2018	35,000
2019	—
Thereafter	—
$36,078

On May 31, 2013, we amended our $120 million credit facility (the “Credit Facility”) to (i) extend the maturity date to May 31, 2018 ; (ii) change the allocation between the term loan (the “Term Loan”) and the revolving loan (the “Revolving Credit Facility”) to $30 million and $90 million, respectively; (iii) modify the Consolidated Fixed Charge Coverage ratio to exclude distributions up to $20 million made when the Consolidated Leverage Ratio is less than 2.50 to 1.00 from the fixed charge component of such ratio; (iv) revise the interest rates and commitment fees, as set forth below; (v) remove the cap on additional business acquisitions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, cap such acquisitions at $35 million subject to certain conditions; and (vi) remove the cap on the annual aggregate of dividends, distributions, and stock redemptions if the Consolidated Leverage Ratio is less than 2.50 to 1.00, and if equal to or greater than such amount, such annual aggregate amount becomes subject to a pro forma covenant compliance.

We had $85 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2014. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5 % of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of December 31, 2014, we have no required amortization payment for the subsequent twelve month period.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.16925 % at December 31, 2014, 0.169% at December 31, 2013) plus 1.25 % to 2.25 % or the base rate plus 0.25 % to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25 % to 0.35 % per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2014) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Cash paid during the period for:
Interest	$874	$1,103	$1,559
Income taxes	$7,319	$7,134	$6,999
Non-cash transactions:
Barter revenue	$3,844	$3,855	$4,188
Barter expense	$3,636	$3,844	$3,894
Acquisition of property and equipment	$91	$104	$99

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2014	2013
	(In thousands)

Deferred tax liabilities:
Property and equipment	$7,727	$8,235
Intangible assets	18,134	14,425
Prepaid expenses	621	601
Total deferred tax liabilities	26,482	23,261
Deferred tax assets:
Allowance for doubtful accounts	158	232
Compensation	3,264	3,355
Other accrued liabilities	119	128
Loss carry forwards	—	7
	3,541	3,722
Less: valuation allowance	—	7
Total net deferred tax assets	3,541	3,715
Net deferred tax liabilities	$22,941	$19,546
Current portion of deferred tax assets	$845	$1,025
Non-current portion of deferred tax liabilities	(23,786)	(20,571)
Net deferred tax liabilities	$(22,941)	$(19,546)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2014, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2014 and 2013, net deferred tax liabilities include a deferred tax asset of $2,082,000 and $2,089,000, respectively, relating to deferred compensation and stock-based compensation expense. Full realization of the tax asset related to stock based compensation requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheets at December 31, 2014 and 2013. See Note 7 — Stock-Based Compensation for further discussion of stock-based compensation expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Current:
Federal	$5,540	$6,210	$6,160
State	1,125	1,125	1,150
Total current	6,665	7,335	7,310
Total deferred	3,385	2,805	4,540
	$10,050	$10,140	$11,850
Taxes are allocated as follows:
Continuing operations	$10,050	$9,992	$11,939
Discontinued operations	—	148	(89)
	$10,050	$10,140	$11,850

In addition, we recognized a tax expense of $10,000, a tax benefit of $9,200 and a tax expense of $25,000 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2014, 2013 and 2012, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Tax expense at U.S. statutory rates	$8,630	$8,894	$10,486
State tax expense, net of federal benefit	1,249	1,192	1,356
Other, net	178	105	42
Change in valuation allowance on loss carry forwards	(7)	(51)	(34)
	$10,050	$10,140	$11,850
Discontinued operations	—	148	89
	$10,050	$9,992	$11,939

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2009. During the first quarter of 2012, the IRS commenced an examination of the Company’s 2010 U.S. federal income tax return which was completed in the third quarter of 2012 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2014 and 2013 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2014 and 2013, we had no tax-related interest or penalties and had $0 accrued at December 31, 2014 and 2013.

7.	Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”), subsequently this plan was re-approved by stockholders in 2010. The changes in the Second Restated 2005 Plan (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest; therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. For the year ended December 31, 2012, we had $22,000 of total compensation expense related to stock options. This expense is included in corporate general and administrative expense in our results of operations. The associated future income tax benefit recognized for the year ended December 31, 2012 was $9,000. The stock options were fully expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2014 and 2013.

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

The following summarizes the stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2012	303,632	$37.40	3.6	$135,886
Granted	—	—
Exercised	(9,796)	27.26
Forfeited/canceled/expired	(33,176)	61.69
Outstanding at December 31, 2012	260,660	$34.69	3.0	$1,253,039
Granted	—	—
Exercised	(8,910)	29.41
Forfeited/canceled/expired	(17,963)	54.35
Outstanding at December 31, 2013	233,787	$33.38	2.1	$4,058,035
Granted	—	—
Exercised	7,294	34.80
Forfeited/canceled/expired	13,323	57.93
Outstanding at December 31, 2014	213,170	$31.79	1.2	$2,519,147
Vested and Exercisable at December 31, 2014	213,170	$31.79	1.2	$2,519,147

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $100,300, $155,500, and $72,200, respectively. Cash received from stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $291,600, $311,500 and $287,600, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the non-vested stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

Weighted
Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2012	9,283	$14.48
Granted	—	—
Vested	(9,283)	14.48
Forfeited/canceled/expired	—	—
Non-vested at December 31, 2012	—	$—

There were no options granted during 2014 and 2013.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2012	13,212	$19.61
Granted	—	—
Vested	(7,641)	20.82
Forfeited/canceled/expired	(40)	17.97
Outstanding at December 31, 2012	5,531	$17.97
Granted	50,062	46.51
Vested	(5,531)	17.97
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2013	50,062	$46.51
Granted	56,756	38.11
Vested	16,529	46.51
Forfeited/canceled/expired	457	46.51
Non-vested and outstanding at December 31, 2014	89,832	$41.20
Weighted average remaining contractual life (in years)	7.0

The weighted average grant date fair value of restricted stock that vested during 2014, 2013 and 2012 was $769,000, $99,000 and $159,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $3,526,000, $2,210,000 and $16,000 at December 31, 2014, 2013 and 2012, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2014, 2013 and 2012 we had $826,000, $135,000 and $110,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2014, 2013 and 2012 was $330,000, $53,000 and $45,000, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $7,000, $5,000 and $12,000 in 2014, 2013 and 2012, respectively. The Company’s discretionary contribution to the plan was approximately $260,000 $240,000 and $230,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2014, 2013 and 2012 was $123,000, $193,000 and $126,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total purchase consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill, which is deductible for tax purposes. The Company accounts for acquisition under the provisions of FASB ASC Topic 805, Business Combinations.

Management assigned fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow approach.

 On January 31, 2014, we acquired one FM station (WFIZ-FM) and three FM Translators serving the Ithaca, New York market for approximately $720,000. We financed this transaction through funds generated from operations. The proforma results of operations for the acquisition of WFIZ-FM are not material to our financial statements and as such are not presented.

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

On November 4, 2014 we acquired an LPTV servicing the Victoria, TX market for approximately $18,500, which was allocated to broadcast licenses.

On December 2, 2014, we sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network, for approximately $1,640,000. The net assets of these networks approximated $430,000, and as such recognized a gain of approximately $1,210,000 that is included in Other operating (income) expenses in our Consolidated Statements of Income. The proforma results of operations for the sale of these networks is not material to our financial statements and as such are not presented. These radio networks have historically been presented within our radio segment. The radio networks did not meet the criteria of discontinued operations.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Related Party Transactions

Principal Stockholder Employment Agreement

In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaces and supersedes his prior employment agreement. The new employment agreement terminates on March 31, 2018. The agreement provides for an annual base salary of $860,000 (subject to annual increases on each anniversary date not less than the greater of 3 % or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary.

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2014 his average annual compensation, as defined by the employment agreement was approximately $1,460,000.

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

On December 27, 2012, Mr. Christian agreed to defer approximately $100,000 of his 2013 salary to be paid 100% on January 10, 2014. On December 16, 2013, Mr. Christian agreed to defer approximately $100,000 of his 2014 salary to be paid 100% on January 16, 2015. On December 2, 2014, Mr. Christian agreed to defer approximately $100,000 of his 2015 salary to be paid 100% on January 8, 2016.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. Under the TBA, during 2012, we paid Surtsey Media fees of approximately $3,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term is extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media are increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, during 2014 and 2013 we paid Surtsey Media fees of approximately $3,600 and $3,400 per month, respectively plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2014, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2014, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). We paid fees under the agreements during 2012 of approximately $4,100 per month plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses. The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement are terminated, (ii) the terms of the continuing Station Agreements are extended nine years commencing from June 1, 2013 , with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, during 2014 and 2013 we paid fees of approximately $4,800 and $4,500 per month, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $6,000, $6,000, and $10,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2014. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2014 was $1,503,000 ($1,394,000 and $1,400,000 for the years ended December 31, 2013 and 2012, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2014 (in thousands):

2015	$1,427
2016	1,169
2017	1,011
2018	868
2019	645
Thereafter	3,751
$8,871

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2014 (in thousands):

2015	$642
2016	488
2017	237
2018	36
2019	20
Thereafter	24
$1,447
Amounts due within one year (included in accounts payable)	642
$805

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

During the fourth quarter of 2014, as a result of our annual impairment test, the Company wrote down broadcast licenses with a carrying value of $15,218,000 to their fair value of $13,282,000, resulting in a non-cash impairment charge of $1,936,000, which is included in net income for the year ended December 31, 2014.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)

Year ended December 31, 2014:
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating (income) expense	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss) from continuing operations	$27,734	7,114	(8,901)	25,947
Depreciation and amortization	$5,023	1,411	268	6,702
Capital additions	$3,856	929	739	5,524
Broadcast licenses, net	$77,155	9,607	—	86,762
Total assets at December 31, 2014	$142,068	22,509	27,467	192,044

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)

Year ended December 31, 2013:
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296
Depreciation and amortization	$5,119	$1,421	$228	$6,768
Capital additions	$3,884	$872	$396	$5,152
Broadcast licenses, net	$78,872	$9,588	$—	$88,460
Total assets at December 31, 2013	$143,927	$23,274	$26,023	$193,224

			Corporate
	Radio	Television	and Other	Consolidated

	(In thousands)

Year ended December 31, 2012:
Net operating revenue	$111,763	$18,496	$—	$130,259
Station operating expense	77,992	12,296	—	90,288
Corporate general and administrative	—	—	7,960	7,960
Operating income (loss) from continuing operations	$33,771	$6,200	$(7,960)	$32,011
Depreciation and amortization	$5,222	$1,411	$225	$6,858
Capital additions	$3,786	$977	$46	$4,809

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands, except per share data)
Net operating revenue	$29,423	$28,957	$33,831	$33,832	$34,373	$32,929	$36,371	$33,760
Station operating expenses	22,947	22,088	23,499	23,493	26,366	23,598	25,612	23,798
Corporate G&A	2,153	1,948	2,120	1,982	2,307	2,051	2,321	2,191
Other operating (income) expense	—	—	—	—	—	—	(1,210)	—
Impairment of intangible assets	—	—	—	—	—	—	1,936	2,033
Operating income from continuing operations	4,323	4,921	8,212	8,357	5,700	7,280	7,712	5,738
Other (income) expenses:
Interest expense	272	358	272	357	268	308	252	282
Other	(15)	25	(30)	66	7	(144)	(33)	2
Income from continuing operations before tax	4,066	4,538	7,970	7,934	5,425	7,116	7,493	5,454
Income tax provision	1,627	1,812	3,193	3,130	2,180	2,820	3,050	2,230
Income from continuing operations, net of tax	2,439	2,726	4,777	4,804	3,245	4,296	4,443	3,224
Income (loss) from discontinued operations, net of tax	—	223	—	—	—	—	—	—
Net income	$2,439	$2,949	$4,777	$4,804	$3,245	$4,296	$4,443	$3,224
Basic earnings (loss) per share:
From continuing operations	$.43	$.48	$.83	$.85	$.56	$.76	$.77	$.56
From discontinued operations	—	.04	—	—	—	—	—	—
Earnings per share	$.43	$.52	$.83	$.85	$.56	$.76	$.77	$.56
Weighted average common shares	5,690	5,673	5,699	5,683	5,699	5,686	5,709	5,686
Diluted earnings (loss) per share:
From continuing operations	$.42	$.47	$.82	$.84	$.56	$.75	$.76	$.56
From discontinued operations	—	.04	—	—	—	—	—	—
Diluted earnings per share	$.42	$.51	$.82	$.84	$.56	$.75	$.76	$.56
Weighted average common and common equivalent shares	5,757	5,738	5,754	5,745	5,742	5,754	5,757	5,751

During the fourth quarter of 2014, the Company recognized a gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network) of $1,210,000 and a pre-tax impairment charge of $1,936,000 to reduce the carrying value of certain radio broadcast licenses to their estimated fair value.

During the fourth quarter of 2013, the Company recognized a pre-tax impairment charge of $2,033,000 to reduce the carrying value of certain radio broadcast licenses to their estimated fair value.

16. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Nielsen Audio, Inc. (formerly Arbitron, Inc.) (“Nielsen”) filed suit against the Company and one of its subsidiaries, Lakefront Communications, LLC, in the United States District Court in Delaware alleging they have infringed certain of Nielsen’s copyrights.  The case was dismissed on December 1, 2014 when we entered into agreements to license historic Nielsen data in selected markets, in conjunction with entering into licenses to receive Nielsen reports and services for future periods in those markets. The historic data that was licensed will allow us to make historic period comparisons as we utilize the Nielsen reports and services in the future, and the related license fee for the historic data was expensed in 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ David B. Stephens	Director
David B. Stephens

/s/ Gary G. Stevens	Director
Gary G. Stevens

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
4(a)	8	Credit Agreement dated as of June 13, 2011 among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Merrill Lynch Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, Huntington National Bank, as Documentation Agent, and certain other financial institutions as party thereto.
4(b)	9	First Amendment to Credit Agreement dated as of May 31, 2013.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	10	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	11	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	11	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Steven J. Goldstein dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(k)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
21	*	Subsidiaries.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on May 31, 2013 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

