Form 10-Q
period 2015-03-31
SAGA COMMUNICATIONS INC
filed 2015-05-08
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 1, 2015 was 4,961,183 and 843,034, respectively.

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$24,521	$17,907
Accounts receivable, net	17,912	20,661
Prepaid expenses and other current assets	2,570	2,957
Barter transactions	1,658	1,217
Deferred income taxes	853	845
Total current assets	47,514	43,587
Property and equipment	162,193	161,602
Less accumulated depreciation	107,636	106,415
Net property and equipment	54,557	55,187
Other assets:
Broadcast licenses, net	86,762	86,762
Goodwill	326	326
Other intangibles, deferred costs and investments, net	6,389	6,182
	$195,548	$192,044

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,262	$2,133
Payroll and payroll taxes	6,517	6,788
Other accrued expenses	3,682	2,756
Barter transactions	1,791	1,356
Total current liabilities	14,252	13,033
Deferred income taxes	24,156	23,786
Long-term debt	36,078	36,078
Other liabilities	4,165	3,902
Total liabilities	78,651	76,799
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	52,934	52,496
Retained earnings	92,148	91,178
Treasury stock	(28,257)	(28,501)
Total stockholders’ equity	116,897	115,245
	$195,548	$192,044

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,061	$29,423
Station operating expenses	22,765	22,947
Corporate general and administrative	2,482	2,153
Operating income	3,814	4,323
Interest expense	241	272
Other (income) expense, net	(8)	(15)
Income tax provision	1,450	1,627
Net income	$2,131	$2,439
Earnings per share:
Basic	$0.37	$0.43
Diluted	$0.36	$0.42

Weighted average common shares	5,710	5,690

Weighted average common and common equivalent shares	5,762	5,757
Dividends declared per share	$0.20	$—

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$7,587	$7,838
Cash flows from investing activities:
Acquisition of property and equipment	(950)	(1,459)
Acquisition of broadcast properties	—	(682)
Other investing activities	2	2
Net cash used in investing activities	(948)	(2,139)
Cash flows from financing activities:
Other financing activities	(25)	—
Net cash used in financing activities	(25)	—
Net increase in cash and cash equivalents	6,614	5,699
Cash and cash equivalents, beginning of period	17,907	17,628
Cash and cash equivalents, end of period	$24,521	$23,327

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$2,131	$2,439
Less: Net income allocated to unvested participating securities	32	21
Net income available to common stockholders	$2,099	$2,418

Denominator:
Denominator for basic earnings per share— weighted average shares	5,710	5,690
Effect of dilutive securities:
Stock options	52	67
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,762	5,757
Basic earnings per share	$0.37	$0.43
Diluted earnings per share	$0.36	$0.42

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 45,000 and 13,000 for the three months ended March 31, 2015 and 2014, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2015.

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

2. Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items” (“ASU 2015-01”), which simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 is effective for the first interim period within annual reporting periods beginning after December 15, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Intangible Assets

We evaluate our FCC licenses and goodwill for impairment annually as of October 1 st or more frequently if events or circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill determined by completing a hypothetical purchase price allocation using estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its implied value.

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from four to twenty-six years. Other intangibles are amortized over one to eleven years.

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2015:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2014	6,409	816
Exercised options	7	—
Conversion of shares	3	(3)
Issuance of restricted stock	27	30
Balance, December 31, 2014	6,446	843
Forfeiture of restricted stock	(1)	—
Balance, March 31, 2015	6,445	843

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2015 we have remaining authorization of $29.6 million for future repurchases of our Class A Common Stock.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pending Acquisitions

On May 5, 2015, we entered into an agreement to purchase two FM stations (WSIG-FM and WBOP-FM) serving the Harrisonburg, Virginia market for approximately $1,335,000. FCC Rules prohibit us from owning both of these stations and we intend to donate WBOP-FM to a charitable organization. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015.

On April 8, 2015, we entered into an agreement to purchase two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF- FX) serving the Harrisonburg, Virginia market for approximately $9,640,000. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015.

2014 Acquisitions and Dispositions

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

On December 2, 2014, we sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network, for approximately $1,640,000. The net assets of these networks approximated $ 430,000, and as such recognized a gain of approximately $1,210,000 that is included in Other operating (income) expenses in our 2014 Consolidated Statements of Income. The proforma results of operations for the sale of these networks is not material to our financial statements and as such are not presented. These radio networks have historically been presented within our radio segment. The radio networks did not meet the criteria of discontinued operations.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2014 and 2015, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 and 2003 Plans for the three months ended March 31, 2015:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	213,170	$31.79	1.2	$2,519,147
Exercised	(385)	27.24
Outstanding at March 31, 2015	212,785	$31.80	0.8	$2,710,460
Exercisable at March 31, 2015	212,785	$31.80	0.8	$2,710,460

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2015:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2015	89,832	$41.20
Vested	(2,351)	46.51
Forfeited	(750)	46.51
Non-vested and outstanding at March 31, 2015	86,731	$41.01

For the three months ended March 31, 2015 and 2014, we had $462,000 and $188,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2015 and 2014 was $185,000 and $75,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	5,000	5,000
Secured debt of affiliate	1,078	1,078
	36,078	36,078
Amounts payable within one year	—	—
	$36,078	$36,078

Our credit facility providing availability up to $120 million at March 31, 2015 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $85 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2015. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.17800% at March 31, 2015 and 0.16925% at December 31, 2014) plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

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

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2015:
Net operating revenue	$24,276	$4,785	$—	$29,061
Station operating expense	19,422	3,343	—	22,765
Corporate general and administrative	—	—	2,482	2,482
Operating income (loss)	$4,854	$1,442	$(2,482)	$3,814
Depreciation and amortization	$1,174	$347	$68	$1,589
Total assets	$139,354	$22,665	$33,529	$195,548

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2014:
Net operating revenue	$24,925	$4,498	$—	$29,423
Station operating expense	19,739	3,208	—	22,947
Corporate general and administrative	—	—	2,153	2,153
Operating income (loss)	$5,186	$1,290	$(2,153)	$4,323
Depreciation and amortization	$1,230	$345	$70	$1,645
Total assets	$143,313	$22,684	$31,159	$197,156

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Subsequent Events

On March 25, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, which is recorded within Other accrued expenses as of March 31, 2015, was paid on April 17, 2015 to shareholders of record on April 6, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network (“Networks”). The Television segment includes two markets and consists of four television stations and five LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2015 and 2014, approximately 89% and 87%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2015 due to the lower number of congressional, senatorial, gubernatorial and local elections in most of our markets as compared to prior year.

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

During the three months ended March 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 34%, 34%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	6%	7%	7%	7%
Des Moines, Iowa	7%	6%	6%	7%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	11%	10%	11%	10%
Norfolk, Virginia	5%	6%	5%	5%

During the three months ended March 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, the radio stations in our five largest markets when combined, represented approximately 32%, 38%, 32% and 39%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	7%	9%	7%	8%
Des Moines, Iowa	5%	4%	5%	5%
Manchester, New Hampshire	6%	7%	7%	8%
Milwaukee, Wisconsin	11%	11%	10%	11%
Norfolk, Virginia	3%	7%	3%	7%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2015 and 2014, approximately 85% and 78%, respectively of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2015 due to the lower number of congressional, senatorial, gubernatorial and local elections in most of our markets as compared to prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 9%, 10% and 9%, respectively, of our net operating revenues, and approximately 14%, 13%, 13% and 12%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.) for the three months ended March 31, 2015 and 2014 and the years ended December 31, 2014 and 2013.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2015 and 2014.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$29,061	$29,423	$(362)	(1.2)%
Station operating expense	22,765	22,947	(182)	(0.8)%
Corporate general and administrative	2,482	2,153	329	15.3%
Operating income	3,814	4,323	(509)	(11.8)%
Interest expense	241	272	(31)	(11.4)%
Other (income) expense, net	(8)	(15)	N/M	N/M
Income tax provision	1,450	1,627	(177)	(10.9)%
Net income	$2,131	$2,439	$(308)	(12.6)%
Earnings per share (diluted)	$0.36	$0.42	$(0.06)	(14.3)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$24,276	$24,925	$(649)	(2.6)%
Station operating expense	19,422	19,739	(317)	(1.6)%
Operating income	$4,854	$5,186	$(332)	(6.4)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$4,785	$4,498	$287	6.4%
Station operating expense	3,343	3,208	135	4.2%
Operating income	$1,442	$1,290	$152	11.8%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2015:
Net operating revenue	$24,276	$4,785	$—	$29,061
Station operating expense	19,422	3,343	—	22,765
Corporate general and administrative	—	—	2,482	2,482
Operating income (loss) from continuing operations	$4,854	$1,442	$(2,482)	$3,814

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2014:
Net operating revenue	$24,925	$4,498	$—	$29,423
Station operating expense	19,739	3,208	—	22,947
Corporate general and administrative	—	—	2,153	2,153
Operating income (loss) from continuing operations	$5,186	$1,290	$(2,153)	$4,323

Consolidated

For the three months ended March 31, 2015, consolidated net operating revenue was $29,061,000 compared with $29,423,000 for the three months ended March 31, 2014, a decrease of $362,000 or 1.2%. Gross national revenue, gross local revenue, and gross political revenue decreased $623,000, $313,000, and $146,000, respectively, from the first quarter of 2014. These decreases were offset by increases in gross retransmission revenue and gross interactive revenue of $308,000 and $135,000 and a decrease in agency commissions of $250,000 from the first quarter of 2014. The decrease in gross national revenue and gross local revenue was primarily attributable to the sale of our Michigan and Minnesota radio networks in 2014 and decreases in gross national revenue in our Victoria, TX market. The decrease in gross political revenue is due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross retransmission revenue was due to increases in both of our television markets during the first quarter of 2015. Gross interactive revenue increased due to increases in our Clarksville, TN and our Columbus, OH markets. The decrease in our agency commissions is due to the decrease in gross national revenue.

Station operating expense was $22,765,000 for the three months ended March 31, 2015, compared with $22,947,000 for the three months ended March 31, 2014, a decrease of $182,000 or less than 1%. This decrease was primarily a result of a decrease in health care costs of $434,000, and a decrease in compensation costs of $326,000, due to the sale of the Michigan and Minnesota radio networks in 2014, offset by an increase in licensing agreements of $617,000.

Operating income for the three months ended March 31, 2015 was $3,814,000 compared to $4,323,000 for the three months ended March 31, 2014, a decrease of $509,000 or 11.8%. The decrease was a result of the decrease in net operating revenue and an increase in corporate general and administrative expenses of $329,000, offset by the decrease in station operating expense, noted above. The $329,000 increase was primarily attributable to an increase of $274,000 in non-cash compensation related to the amortization of restricted stock grants that were made in 2014 and the vesting of shares related to the voluntary resignation of an officer of the Company pursuant to the separation agreement and a $41,000 increase in software fees.

We generated net income of $2,131,000 ($.36 per share on a fully diluted basis) during the three months ended March 31, 2015, compared to $2,439,000 ($.42 per share on a fully diluted basis) for the three months ended March 31, 2014, a decrease of $308,000 or 12.6%. We had a decrease in operating income of $509,000, as described above, a decrease in other income of $7,000, offset by decreases in interest expense of $31,000 and income taxes of $177,000, The decrease in interest expense was primarily attributable to a decrease in our average debt outstanding. The decrease in income taxes was attributable to the reduction in income before income tax of $485,000.

Radio Segment

For the three months ended March 31, 2015, net operating revenue of the radio segment was $24,276,000 compared with $24,925,000 for the three months ended March 31, 2014, which represents a decrease of $649,000 or 2.6% primarily related to the sale of our Michigan and Minnesota radio networks in 2014.

Station operating expense for the radio segment was $19,422,000 for the three months ended March 31, 2015, compared with $19,739,000 for the three months ended March 31, 2014, a decrease of $317,000 or 1.6%. This decrease was primarily a result of a decrease in health care costs of $372,000, a decrease in compensation costs of $369,000, due to the sale of the Michigan and Minnesota radio networks in 2014, a decrease in payroll taxes of $77,000, a decrease in bad debt expense of $57,000, and a decrease in depreciation expense of $56,000, offset by an increase in licensing agreements of $617,000.

Operating income in the radio segment decreased $332,000 to $4,854,000 for the three months ended March 31, 2015, from $5,186,000 for the three months ended March 31, 2014. The decrease was a result of the decrease in net operating revenue offset by a decrease in station operating expense as described above.

Television Segment

For the three months ended March 31, 2015, net operating revenue of our television segment was $4,785,000 compared with $4,498,000 for the three months ended March 31, 2014, an increase of $287,000 or 6.4% which was primarily attributable to gross retransmission revenue.

Station operating expense in the television segment for the three months ended March 31, 2015 was $3,343,000, compared with $3,208,000 for the three months ended March 31, 2014, an increase of $135,000 or 4.2%. The increase in expenses related to increases in retransmission fees and local commission offset by a decrease in health care costs.

Operating income in the television segment for the three months ended March 31, 2015 was $1,442,000 compared with $1,290,000 for the three months ended March 31, 2014, an increase of $152,000 or 11.8%. The increase was a direct result of the increase in net operating revenue offset by the increase in station operating expenses described above.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $120 million at March 31, 2015 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $85 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2015. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of March 31, 2015, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.17800% at March 31, 2015 and 0.16925% at December 31, 2014) plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At March 31, 2015, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at March 31, 2015, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the three months ended March 31, 2015 and 2014, we had net cash flows from operating activities of $7,587,000 and $7,838,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2015 were $950,000 ($1,459,000 in 2014). We anticipate capital expenditures in 2015 to be approximately $4.5 - $5 million, which we expect to finance through funds generated from operations.

On March 25, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, was paid on April 17, 2015 to shareholders of record on April 6, 2015 and funded by cash on the Company’s balance sheet.

The following transactions were either pending at March 31, 2015 or were entered into subsequent to that date, which we expect to finance through funds generated from operations:

On May 5, 2015, we entered into an agreement to purchase two FM stations (WSIG-FM and WBOP-FM) serving the Harrisonburg, Virginia market for approximately $1,335,000. FCC Rules prohibit us from owning both of these stations and we intend to donate WBOP-FM to a charitable organization. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015.

On April 8, 2015, we entered into an agreement to purchase two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF- FX) serving the Harrisonburg, Virginia market for approximately $9,640,000. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015.

We continue to actively seek and explore opportunities for expansion through the acquisitions of additional broadcast properties.

We anticipate that any future acquisitions of radio and television stations and dividend payments will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2015. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2015	—	$—	—	$29,650,477
February 1 — February 28, 2015	—	$—	—	$29,650,477
March 1 — March 31, 2015	828	$41.90	—	$29,615,784
Total	828	$41.90	—	$29,615,784

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 8, 2015	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2015	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

