Form 10-Q
period 2015-06-30
SAGA COMMUNICATIONS INC
filed 2015-08-07
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 3, 2015 was 4,967,504 and 843,034, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2015 and December 31, 2014	3
Condensed consolidated statements of income — Three and six months ended June 30, 2015 and 2014	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2015 and 2014	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	26
Signatures	27
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,378	$17,907
Accounts receivable, net	20,338	20,661
Prepaid expenses and other current assets	2,612	2,957
Barter transactions	1,605	1,217
Deferred income taxes	846	845
Total current assets	52,779	43,587
Property and equipment	161,951	161,602
Less accumulated depreciation	108,051	106,415
Net property and equipment	53,900	55,187
Other assets:
Broadcast licenses, net	86,762	86,762
Goodwill	326	326
Other intangibles, deferred costs and investments, net	6,532	6,182
	$200,299	$192,044

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,115	$2,133
Payroll and payroll taxes	6,355	6,788
Other accrued expenses	4,457	2,756
Barter transactions	1,679	1,356
Total current liabilities	14,606	13,033
Deferred income taxes	25,072	23,786
Long-term debt	36,078	36,078
Other liabilities	4,067	3,902
Total liabilities	79,823	76,799
Commitments and contingencies
Stockholders’ equity:
Common stock	72	72
Additional paid-in capital	54,047	52,496
Retained earnings	95,459	91,178
Treasury stock	(29,102)	(28,501)
Total stockholders’ equity	120,476	115,245
	$200,299	$192,044

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$34,358	$33,831	$63,419	$63,254
Station operating expense	24,311	23,499	47,076	46,446
Corporate general and administrative	2,583	2,120	5,065	4,273
Other operating expense	14	—	14	—
Operating income	7,450	8,212	11,264	12,535
Interest expense	244	272	485	544
Other (income) expense, net	(409)	(30)	(417)	(45)
Income tax provision	3,141	3,193	4,591	4,820
Net income	$4,474	$4,777	$6,605	$7,216
Earnings per share:
Basic earnings per share	$.77	$.83	$1.14	$1.26
Diluted earnings per share	$.77	$.82	$1.13	$1.24
Weighted average common shares	5,712	5,699	5,711	5,695
Weighted average common and common equivalent shares	5,757	5,754	5,759	5,755

Dividends declared per share	$.20	$.20	$.40	$.20

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$12,833	$11,811
Cash flows from investing activities:
Acquisition of property and equipment	(2,254)	(2,914)
Proceeds from insurance claim	777	—
Other investing activities	(602)	(852)
Net cash (used in) provided by investing activities	(2,079)	(3,766)
Cash flows from financing activities:
Cash dividends paid	(1,161)	—
Other financing activities	(122)	243
Net cash (used in) provided by financing activities	(1,283)	243
Net increase in cash and cash equivalents	9,471	8,288
Cash and cash equivalents, beginning of period	17,907	17,628
Cash and cash equivalents, end of period	$27,378	$25,916

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$4,474	$4,777	$6,605	$7,216
Less: Net income allocated to unvested participating securities	68	41	100	62
Net income available to common stockholders	$4,406	$4,736	$6,505	$7,154

Denominator:
Denominator for basic earnings per share — weighted average shares	5,712	5,699	5,711	5,695
Effect of dilutive securities:
Common stock equivalents	45	55	48	60
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,757	5,754	5,759	5,755
Basic earnings per share:	$.77	$.83	$1.14	$1.26
Diluted earnings per share:	$.77	$.82	$1.13	$1.24

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and six months ended June 30, 2015 and 45,000 and 0 for the three and six months ended June 30, 2014, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2015.

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

2. Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. ASU 2015-05 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), with new guidance on the presentation of debt issuance costs that requires all costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We currently present deferred financing costs within Other assets.  Accordingly, the adoption of the new guidance will result in the reclassification of debt issuance costs as an offset to Long term debt in the Company’s condensed consolidated balance sheets, which we do not expect to be material to our financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2015:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2014	6,409	816
Exercised options	7	—
Conversion of shares	3	(3)
Issuance of restricted stock	27	30
Balance, December 31, 2014	6,446	843
Exercised options	29	—
Forfeitures of restricted stock	(1)	—
Balance, June 30, 2015	6,474	843

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2015 we have remaining authorization of $28.8 million for future repurchases of our Class A Common Stock.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pending Acquisitions

On May 5, 2015, we entered into an agreement to purchase two FM stations (WSIG-FM and WBOP-FM) serving the Harrisonburg, Virginia market for approximately $1,335,000. FCC Rules prohibit us from owning both of these stations and we intend to donate WBOP-FM to a charitable organization subsequent to closing this acquisition. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015.

On August 1, 2015, we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF- FX) serving the Harrisonburg, Virginia market for approximately $9,640,000, cash was utilized to fund the acquisition.

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

On May 14, 2014 we acquired an FM translator serving the Portland, Maine market for approximately $44,750, of which $7,500 was allocated to broadcast licenses and $37,250 was allocated to goodwill.

On May 16, 2014 we acquired two FM translators serving the Asheville, North Carolina market for approximately $100,000, of which $15,000 was allocated to broadcast licenses and $85,000 was allocated to goodwill.

On June 16, 2014 we acquired an FM translator serving the Des Moines, Iowa market for approximately $87,500, of which $7,500 was allocated to broadcast licenses and $80,000 was allocated to goodwill.

On November 4, 2014 we acquired an LPTV servicing the Victoria, Texas market for approximately $18,500, which was allocated to broadcast licenses.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

On December 2, 2014, we sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network, for approximately $1,640,000. The net assets of these networks approximated $ 430,000, and as such recognized a gain of approximately $1,210,000 that is included in Other operating (income) expense in our 2014 Consolidated Statements of Income. The proforma results of operations for the sale of these networks is not material to our financial statements and as such are not presented. These radio networks have historically been presented within our radio segment. The radio networks did not meet the criteria of discontinued operations.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, respectively.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the six months ended June 30, 2015:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	213,170	$31.79	1.2	$2,519,147
Exercised	(28,466)	27.29
Expired	(58,781)	43.47
Outstanding at June 30, 2015	125,923	$27.36	1.0	$1,321,078
Exercisable at June 30, 2015	125,923	$27.36	1.0	$1,321,078

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the six months ended June 30, 2015:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2015	89,832	$41.20
Vested	(2,351)	46.51
Forfeited	(991)	46.51
Non-vested and outstanding at June 30, 2015	86,490	$41.00

For the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, we had $365,000, $827,000, $191,000 and $379,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, was $146,000, $331,000, $76,000 and $152,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Credit Agreement:
Term loan	$30,000	$30,000
Revolving credit facility	5,000	5,000
Secured debt of affiliate	1,078	1,078
	36,078	36,078
Amounts payable within one year	—	—
	$36,078	$36,078

Our credit facility providing availability up to $120 million at June 30, 2015 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

We had $85 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2015. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2015, we have no required amortization payment.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1866% at June 30, 2015 and 0.16925% at December 31, 2014), plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

At June 30, 2015, the Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network. As described in Note 5 above, we have since acquired two AM and three FM stations and one FM translator serving the Harrisonburg, Virginia market. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2015:
Net operating revenue	$29,017	$5,341	$—	$34,358
Station operating expense	20,819	3,492	—	24,311
Corporate general and administrative	—	—	2,583	2,583
Other operating expense	14	—	—	14
Operating income (loss)	$8,184	$1,849	$(2,583)	$7,450
Depreciation and amortization	$1,207	$322	$77	$1,606

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2014:
Net operating revenue	$28,851	$4,980	$—	$33,831
Station operating expense	20,200	3,299	—	23,499
Corporate general and administrative	—	—	2,120	2,120
Other operating expense	—	—	—	—
Operating income (loss)	$8,651	$1,681	$(2,120)	$8,212
Depreciation and amortization	$1,236	$346	$58	$1,640

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2015:
Net operating revenue	$53,293	$10,126	$—	$63,419
Station operating expense	40,241	6,835	—	47,076
Corporate general and administrative	—	—	5,065	5,065
Other operating expense	14	—	—	14
Operating income (loss)	$13,038	$3,291	$(5,065)	$11,264
Depreciation and amortization	$2,381	$669	$145	$3,195
Total assets	$140,872	$22,767	$36,660	$200,299

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2014:
Net operating revenue	$53,776	$9,478	$—	$63,254
Station operating expense	39,939	6,507	—	46,446
Corporate general and administrative	—	—	4,273	4,273
Other operating expense	—	—	—	—
Operating income (loss)	$13,837	$2,971	$(4,273)	$12,535
Depreciation and amortization	$2,466	$691	$128	$3,285
Total assets	$144,953	$22,368	$34,667	$201,988

9. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

10. Other Income

During the second quarter of 2015, two transmitters in our Victoria, Texas market were significantly damaged by lightning. The Company’s insurance policy provided coverage for the replacement cost of the transmitters. The insurance settlement was finalized during the quarter and the Company received cash proceeds of $777,000, resulting in a $417,000 gain. The gain on insurance settlement represents the difference between the replacement cost and carrying value of the transmitters. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

11. Subsequent Events

On June 10, 2015, the Company’s Board of Directors declared a regular cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, which is recorded within Other accrued expenses as of June 30, 2015, was paid on July 10, 2015 to shareholders of record on June 22, 2015.

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

For purposes of business segment reporting, at June 30, 2015, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-three markets, which includes all ninety-two of our radio stations and one radio information network (“Network”). As described in Note 5 above, we have since acquired two AM and three FM stations and one FM translator serving the Harrisonburg, Virginia market. The Television segment includes two markets and consists of four television stations and five LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

 Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2015 and 2014, approximately 88%, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2015 and 2014 and the years ended December 31, 2014 and 2013, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 34%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	7%	7%	7%	7%
Des Moines, Iowa	7%	6%	6%	6%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	11%	11%	11%
Norfolk, Virginia	5%	5%	5%	5%

 During the six months ended June 30, 2015 and 2014 and the years ended December 31, 2014 and 2013, the radio stations in our five largest markets when combined, represented approximately 35%, 38%, 39% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	8%	9%	7%	8%
Des Moines, Iowa	6%	5%	5%	5%
Manchester, New Hampshire	6%	7%	7%	8%
Milwaukee, Wisconsin	11%	13%	10%	11%
Norfolk, Virginia	4%	6%	3%	7%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2015 and 2014, approximately 84% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Our television market in Joplin, Missouri represented approximately 10%, 9%, 10% and 9%, respectively, of our net operating revenues, and approximately 13%, 12%, 13% and 12%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the six months ended June 30, 2015 and 2014 and the years ended December 31, 2014 and 2013.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2015 and 2014.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$34,358	$33,831	$527	1.6%
Station operating expense	24,311	23,499	812	3.5%
Corporate general and administrative	2,583	2,120	463	21.8%
Other operating (income) expense	14	—	14	N/M
Operating income	7,450	8,212	(762)	(9.3)%
Interest expense	244	272	(28)	(10.3)%
Other (income) expense, net	(409)	(30)	(379)	N/M
Income tax provision	3,141	3,193	(52)	(1.6)%
Net income	$4,474	$4,777	$(303)	(6.3)%
Earnings per share (diluted)	$.77	$.82	$(.05)	(6.1)%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$29,017	$28,851	$166	0.6%
Station operating expense	20,819	20,200	619	3.1%
Other operating (income) expense	14	—	14	N/M
Operating income	$8,184	$8,651	$(467)	(5.4)%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,341	$4,980	$361	7.3%
Station operating expense	3,492	3,299	193	5.9%
Other operating (income) expense	—	—	—	—
Operating income	$1,849	$1,681	$168	10.0%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2015:
Net operating revenue	$29,017	$5,341	$—	$34,358
Station operating expense	20,819	3,492	—	24,311
Corporate general and administrative	—	—	2,583	2,583
Other operating (income) expense	14	—	—	14
Operating income (loss)	$8,184	$1,849	$(2,583)	$7,450

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2014:
Net operating revenue	$28,851	$4,980	$—	$33,831
Station operating expense	20,200	3,299	—	23,499
Corporate general and administrative	—	—	2,120	2,120
Other operating (income) expense	—	—	—	—
Operating income (loss)	$8,651	$1,681	$(2,120)	$8,212

Consolidated

For the three months ended June 30, 2015, consolidated net operating revenue was $34,358,000 compared with $33,831,000 for the three months ended June 30, 2014, an increase of $527,000 or 1.6%. Gross retransmission revenue, gross interactive revenue and gross national revenue increased $403,000, $160,000 and $151,000 respectively and agency commissions decreased $67,000 from the second quarter of 2014. These improvements to net revenue were offset by decreases in gross local revenue and gross political revenue of $137,000 and $99,000 respectively from the second quarter of 2014. The increase in gross retransmission revenue was due to increases in both of our television markets during the second quarter of 2015. Gross interactive revenue increased due to increases in our Columbus, Ohio, and Manchester, New Hampshire markets. The increase in gross national revenue is due to an increase in national advertising on our Illinois Radio Network. The decrease in agency commissions and gross local revenue are primarily related to the sale of our Michigan and Minnesota radio networks in 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense was $24,311,000 for the three months ended June 30, 2015, compared with $23,499,000 for the three months ended June 30, 2014, an increase of $812,000 or 3.5%. The increase is primarily a result of an increase in ratings licensing agreements of $620,000, an increase in health care costs of $138,000, an increase in local commissions of $89,000, and an increase in retransmission fees of $83,000 offset by a decrease in compensation costs of $140,000 primarily due to the sale of our Michigan and Minnesota radio networks in 2014.

Operating income for the three months ended June 30, 2015 was $7,450,000 compared to $8,212,000 for the three months ended June 30, 2014, a decrease of $762,000 or 9.3%. The decrease was a result of the increase in station operating expense offset by an increase in net operating revenue, described above and an increase in our corporate general and administrative expenses of $463,000 or 21.8%, from the second quarter of 2014. The increase in corporate expenses is due to increases in non-cash compensation related to the amortization of restricted stock grants of $174,000, an increase in consulting fees of $116,000, an increase in legal expense of $57,000, an increase in compensation related expenses of $41,000, an increase in travel expenses of $40,000 and an increase in accounting and auditing fees of $27,000.

We generated net income of $4,474,000 ($.77 per share on a fully diluted basis) during the three months ended June 30, 2015, compared to $4,777,000 ($.82 per share on a fully diluted basis) for the three months ended June 30, 2014, a decrease of $303,000 or 6.3%. We had a decrease in operating income of $762,000, as described above, offset by an increase in other income of $379,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters, a decrease in income tax expense of $52,000 and a decrease in interest expense of $28,000 driven by a decrease in average debt outstanding.

Radio Segment

For the three months ended June 30, 2015, net operating revenue of the radio segment was $29,017,000 compared with $28,851,000 for the three months ended June 30, 2014, which represents an increase of $166,000 or less than 1%. Gross interactive revenue and gross national revenue increased $164,000 and $111,000 respectively and agency commissions decreased $71,000 from the second quarter of 2014. These improvements to net revenue were offset by decreases in gross local revenue and gross political revenue of $132,000 and $77,000 respectively from the second quarter of 2014. Gross interactive revenue increased due to increases in our Columbus, Ohio, and Manchester, New Hampshire markets. The increase in gross national revenue is due to an increase in national advertising on our Illinois Radio Network. The decrease in agency commissions and gross local revenue are primarily related to the sale of our Michigan and Minnesota radio networks in 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense for the radio segment was $20,819,000 for the three months ended June 30, 2015, compared with $20,200,000 for the three months ended June 30, 2014, an increase of $619,000 or 3.1%. The increase is primarily a result of an increase in ratings licensing agreements of $629,000, an increase in health care costs of $118,000, an increase in local commissions of $110,000 offset by a decrease in compensation costs of $193,000 primarily due to the sale of our Michigan and Minnesota radio networks in 2014.

Operating income in the radio segment decreased $467,000 or 5.4% to $8,184,000 for the three months ended June 30, 2015, from $8,651,000 for the three months ended June 30, 2014. The decrease was a result of the increase in station operating expense partially offset by the increase in net operating revenue as described above.

Television Segment

For the three months ended June 30, 2015, net operating revenue of our television segment was $5,341,000 compared with $4,980,000 for the three months ended June 30, 2014, an increase of $361,000 or 7.3% which was primarily related to gross retransmission revenue.

Station operating expense in the television segment for the three months ended June 30, 2015 was $3,492,000, compared with $3,299,000 for the three months ended June 30, 2014, an increase of $193,000 or 5.9%. The increase is primarily related to an increase in retransmission fees of $83,000, an increase in compensation related costs of $53,000 and an increase in health care costs of $20,000.

Operating income in the television segment for the three months ended June 30, 2015 was $1,849,000 compared with $1,681,000 for the three months ended June 30, 2014, an increase of $168,000 or 10%. The increase was a direct result of the increase in net operating revenue partially offset by the increase in station operating expense described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2015 and 2014.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$63,419	$63,254	$165	0.3%
Station operating expense	47,076	46,446	630	1.4%
Corporate general and administrative	5,065	4,273	792	18.5%
Other operating (income) expense	14	—	14	N/M
Operating income	11,264	12,535	(1,271)	(10.1)%
Interest expense	485	544	(59)	(10.9)%
Other (income) expense, net	(417)	(45)	(372)	N/M
Income tax provision	4,591	4,820	(229)	(4.8)%
Net income	$6,605	$7,216	$(611)	(8.5)%
Earnings per share (diluted)	$1.13	$1.24	$(.11)	(8.9)%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$53,293	$53,776	$(483)	(0.9)%
Station operating expense	40,241	39,939	302	0.8%
Other operating (income) expense	14	—	14	N/M
Operating income	$13,038	$13,837	$(799)	(5.8)%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$10,126	$9,478	$648	6.8%
Station operating expense	6,835	6,507	328	5.0%
Other operating (income) expense	—	—	—	—
Operating income	$3,291	$2,971	$320	10.8%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2015:
Net operating revenue	$53,293	$10,126	$—	$63,419
Station operating expense	40,241	6,835	—	47,076
Corporate general and administrative	—	—	5,065	5,065
Other operating (income) expense	14	—	—	14
Operating income (loss)	$13,038	$3,291	$(5,065)	$11,264

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2014:
Net operating revenue	$53,776	$9,478	$—	$63,254
Station operating expense	39,939	6,507	—	46,446
Corporate general and administrative	—	—	4,273	4,273
Other operating (income) expense	—	—	—	—
Operating income (loss)	$13,837	$2,971	$(4,273)	$12,535

Consolidated

For the six months ended June 30, 2015, consolidated net operating revenue was $63,419,000 compared with $63,254,000 for the six months ended June 30, 2014, an increase of $165,000 or less than 1%. Gross retransmission revenue, and gross interactive revenue increased $711,000, and $295,000 respectively and agency commissions decreased $317,000 from 2014. These improvements to net revenue were offset by decreases in gross national revenue, gross local revenue and gross political revenue of $472,000, $450,000 and $245,000 respectively from 2014. The increase in gross retransmission revenue was due to increases in both of our television markets during 2015. Gross interactive revenue increased due to increases in our Clarksville, Tennessee, Columbus, Ohio, and Manchester, New Hampshire markets. The decrease in agency commissions, gross national revenue and gross local revenue are primarily related to the sale of our Michigan and Minnesota radio networks in 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense was $47,076,000 for the six months ended June 30, 2015, compared with $46,446,000 for the six months ended June 30, 2014, an increase of $630,000 or 1.4%. The increase is primarily a result of an increase in ratings licensing agreements of $1,260,000 and an increase in retransmission fees of $157,000 partially offset by a decrease in compensation costs of $478,000 primarily due to the sale of our Michigan and Minnesota radio networks in 2014 and a decrease in healthcare costs of $296,000.

Operating income for the six months ended June 30, 2015 was $11,264,000 compared to $12,535,000 for the six months ended June 30, 2014, a decrease of $1,271,000 or 10.1%. The decrease was a result of the increase in station operating expense offset by an increase in net operating revenue, described above and an increase in our corporate general and administrative expenses of $792,000 or 18.5%, from 2014. The increase in corporate expenses is due to increases in non-cash compensation related to the amortization of restricted stock grants of $448,000, an increase in consulting fees of $119,000, an increase in travel expenses of $89,000, an increase in computer software fees of $51,000, an increase in compensation related expenses of $41,000, and an increase in accounting and auditing fees of $34,000.

We generated net income of $6,605,000 ($1.13 per share on a fully diluted basis) during the six months ended June 30, 2015, compared to $7,216,000 ($1.24 per share on a fully diluted basis) for the six months ended June 30, 2014, a decrease of $611,000 or 8.5%. We had a decrease in operating income of $1,271,000, as described above, offset by an increase in other income of $372,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters, a decrease in income tax expense of $229,000 and a decrease in interest expense of $59,000 driven by a decrease in average debt outstanding.

Radio Segment

For the six months ended June 30, 2015, net operating revenue of the radio segment was $53,293,000 compared with $53,776,000 for the six months ended June 30, 2014, which represents a decrease of $483,000 or less than 1%. Gross local revenue, gross national revenue and gross political revenue decreased $645,000, $337,000 and $165,000 respectively from 2014. These decreases were offset by an increase in gross interactive revenue of $306,000 and a decrease in agency commissions of $308,000 from 2014. The decrease in gross national revenue, gross local revenue and agency commissions are primarily related to the sale of our Michigan and Minnesota radio networks in 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets. Gross interactive revenue increased due to increases in our Clarksville, Tennessee, Columbus, Ohio, and Manchester, New Hampshire markets.

Station operating expense for the radio segment was $40,241,000 for the six months ended June 30, 2015, compared with $39,939,000 for the six months ended June 30, 2014, an increase of $302,000 or less than 1%. The increase is primarily a result of an increase in ratings licensing agreements of $1,260,000 and an increase in interactive media costs of $59,000 partially offset by a decrease in compensation costs of $562,000 primarily due to the sale of our Michigan and Minnesota radio networks in 2014, a decrease in healthcare costs of $254,000 and a decrease in advertising and promotion costs of $186,000.

Operating income in the radio segment decreased $799,000 or 5.8% to $13,038,000 for the six months ended June 30, 2015, from $13,837,000 for the six months ended June 30, 2014. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, as described above.

Television Segment

For the six months ended June 30, 2015, net operating revenue of our television segment was $10,126,000 compared with $9,478,000 for the six months ended June 30, 2014, an increase of $648,000 or 6.8% which was primarily related to gross retransmission revenue.

Station operating expense in the television segment for the six months ended June 30, 2015 was $6,835,000, compared with $6,507,000 for the six months ended June 30, 2014, an increase of $328,000 or 5%. The increase is primarily a result of an increase in retransmission fees of $157,000, an increase in compensation costs of $84,000, an increase in sales related incentives of $46,000, an increase in trade expense of $32,000 and an increase in program rental of $30,000.

Operating income in the television segment for the six months ended June 30, 2015 was $3,291,000 compared with $2,971,000 for the six months ended June 30, 2014, an increase of $320,000 or 10.8%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

Our credit facility providing availability up to $120 million at June 30, 2015 (the “Credit Facility”) consists of a $30 million term loan (the “Term Loan”) and a $90 million revolving loan (the “Revolving Credit Facility”) and matures on May 31, 2018.

 We had $85 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2015. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

The Credit Facility permits up to $35 million, annually, in aggregate amount for additional business acquisitions and also permits the Company to pay dividends, distributions and stock redemptions, subject to certain terms and conditions as set forth in the Credit Facility in further detail.

The Term Loan principal amortizes in equal installments of 5% of the Term Loan during each year, however, upon satisfaction of certain conditions, as defined in the Credit Facility, no amortization payment is required. The Credit Facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Optional prepayments of the Credit Facility are permitted without any premium or penalty, other than certain costs and expenses. As of June 30, 2015, we have no required amortization payment.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1866% at June 30, 2015 and 0.16925% at December 31, 2014) plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. We also pay quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

In 2003, we entered into an agreement of understanding with Surtsey Media, LLC (“Surtsey Media”), a wholly-owned subsidiary of Surtsey Productions, Inc., whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At June 30, 2015, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at June 30, 2015, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the six months ended June 30, 2015 and 2014, we had net cash flows from operating activities of $12,833,000 and $11,811,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2015 were $2,254,000 ($2,914,000 in 2014). We anticipate capital expenditures in 2015 to be approximately $5 – 5.5 million, which we expect to finance through funds generated from operations.

On March 25, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, was paid on April 17, 2015 to shareholders of record on April 6, 2015 and funded by cash on the Company’s balance sheet.

On June 10, 2015, the Company’s Board of Directors declared a regular cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, was paid on July 10, 2015 to shareholders of record on June 22, 2015 and fund by cash on the Company’s balance sheet.

The following transactions were either pending at June 30, 2015 or were entered into subsequent to that date:

On May 5, 2015, we entered into an agreement to purchase two FM stations (WSIG-FM and WBOP-FM) serving the Harrisonburg, Virginia market for approximately $1,335,000. FCC Rules prohibit us from owning both of these stations and we intend to donate WBOP-FM to a charitable organization. This transaction is subject to the approval of the FCC and we expect to close on the acquisition in the third quarter of 2015. We expect to finance this acquisition through funds generated from operations.

On August 1, 2015, we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF- FX) serving the Harrisonburg, Virginia market for approximately $9,640,000. We financed this transaction with cash on hand.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2015. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options and the payment of the related withholding taxes related to those stock option exercises.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2015	—	$—	—	$29,615,784
May 1 – May 31, 2015	21,519	$39.30	—	$28,770,087
June 1 – June 30, 2015	—	$—	—	$28,770,087
Total	—	$—	—	$28,770,087

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 7, 2015	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2015	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski

Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

