Form 10-Q
period 2015-09-30
SAGA COMMUNICATIONS INC
filed 2015-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 3, 2015 was 4,968,644 and 843,034, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — September 30, 2015 and December 31, 2014	3
Condensed consolidated statements of income — Three and nine months ended September 30, 2015 and 2014	4
Condensed consolidated statements of cash flows —Nine months ended September 30, 2015 and 2014	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	31
PART II OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Signatures	33
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$18,866	$17,907
Accounts receivable, net	20,384	20,661
Prepaid expenses and other current assets	5,458	2,957
Barter transactions	1,510	1,217
Deferred income taxes	167	845
Total current assets	46,385	43,587
Property and equipment	167,183	161,602
Less accumulated depreciation	108,186	106,415
Net property and equipment	58,997	55,187
Other assets:
Broadcast licenses, net	88,901	86,762
Goodwill	2,854	326
Other intangibles, deferred costs and investments, net	7,025	6,182
	$204,162	$192,044

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,574	$2,133
Payroll and payroll taxes	8,533	6,788
Other accrued expenses	3,813	2,756
Barter transactions	1,555	1,356
Total current liabilities	16,475	13,033
Deferred income taxes	26,068	23,786
Long-term debt	36,365	36,078
Other liabilities	3,370	3,902
Total liabilities	82,278	76,799
Commitments and contingencies
Stockholders’ equity:
Common stock	74	72
Additional paid-in capital	56,826	52,496
Retained earnings	97,410	91,178
Treasury stock	(32,426)	(28,501)
Total stockholders’ equity	121,884	115,245
	$204,162	$192,044

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$33,831	$34,373	$97,250	$97,627
Station operating expense	24,324	26,366	71,400	72,812
Corporate general and administrative	2,577	2,307	7,642	6,580
Other operating expense, net	433	—	447	—
Operating income	6,497	5,700	17,761	18,235
Interest expense	229	268	714	812
Write-off of debt issuance costs	557	—	557	—
Other (income) expense, net	—	7	(417)	(38)
Income tax provision	2,599	2,180	7,190	7,000
Net income	$3,112	$3,245	$9,717	$10,461
Earnings per share:
Basic earnings per share	$.54	$.56	$1.68	$1.82
Diluted earnings per share	$.53	$.56	$1.67	$1.80
Weighted average common shares	5,724	5,699	5,708	5,696
Weighted average common and common equivalent shares	5,752	5,742	5,749	5,751

Dividends declared per share	$.20	$.20	$.60	$.40

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$19,348	$20,971
Cash flows from investing activities:
Acquisition of property and equipment	(4,427)	(3,801)
Acquisition of broadcast properties	(11,632)	(884)
Proceeds from insurance claim	777	—
Other investing activities	—	32
Net cash (used in) provided by investing activities	(15,282)	(4,653)
Cash flows from financing activities:
Cash dividends paid	(2,323)	(1,150)
Payments on long-term debt	(35,000)	(5,000)
Borrowings on long-term debt	35,287	—
Purchase of treasury shares	(909)	—
Other financing activities	(162)	244
Net cash (used in) provided by financing activities	(3,107)	(5,906)
Net increase in cash and cash equivalents	959	10,412
Cash and cash equivalents, beginning of period	17,907	17,628
Cash and cash equivalents, end of period	$18,866	$28,040

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income	$3,112	$3,245	$9,717	$10,461
Less: Net income allocated to unvested participating securities	46	28	144	91
Net income available to common stockholders	$3,066	$3,217	$9,573	$10,370

Denominator:
Denominator for basic earnings per share — weighted average shares	5,724	5,699	5,708	5,696
Effect of dilutive securities:
Common stock equivalents	28	43	41	55
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,752	5,742	5,749	5,751
Basic earnings per share:	$.54	$.56	$1.68	$1.82
Diluted earnings per share:	$.53	$.56	$1.67	$1.80

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and nine months ended September 30, 2015 and 59,000 and 45,000 for the three and nine months ended September 30, 2014, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2015.

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

Reclassifications

Certain reclassifications have been made in the presentation of investing activities and financing activities in our condensed consolidated statements of cash flows for the nine-months ended September 30, 2014 in order to conform to the presentation for the nine-months ended September 30, 2015.  The reclassifications did not change our total net cash used in investing activities or the total net cash used in financing activities for the nine-months ended September 30, 2014.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 the FAS issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with line of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We currently present deferred financing costs related to our line of credit within Other assets.  ASU 2015-03 and ASU 2015-15 are effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and are not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

3. Intangible Assets

We evaluate our FCC licenses and goodwill for impairment annually as of October 1st or more frequently if events or circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill determined by completing a hypothetical purchase price allocation using estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its implied value.

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from four to twenty-six years. Other intangibles are amortized over one to eleven years.

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2015:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2014	6,409	816
Exercised options	7	—
Conversion of shares	3	(3)
Issuance of restricted stock	27	30
Balance, December 31, 2014	6,446	843
Exercised options	93	32
Conversion of shares	32	(32)
Forfeitures of restricted stock	(2)	—
Balance, September 30, 2015	6,569	843

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2015 we have remaining authorization of $25.4 million for future repurchases of our Class A Common Stock.

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

Pending Acquisition

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast – Columbus, LLC, serving the Columbus, Ohio market for $13,000,000. This transaction is subject to FCC approval and we expect to close on this acquisition in the first quarter 2016. We plan to operate this station under a LMA on or before November 16, 2015.

2015 Acquisitions

On July 13, 2015 we acquired an FM translator serving the Manchester, New Hampshire market for approximately $45,000.

On August 1, 2015 we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF-FX) from M. Belmont VerStandig, Inc., serving the Harrisonburg, Virginia market for approximately $10,131,000, which included $128,000 in transactional costs. Cash was utilized to fund the acquisition. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Harrisonburg, Virginia market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

On August 26, 2015 we acquired an FM translator serving the Asheville, North Carolina market for approximately $125,000.

On September 1, 2015 we acquired two FM stations (WSIG-FM and WBOP-FM) from Gamma Broadcasting, LLC, serving the Harrisonburg, Virginia market for approximately $1,558,000, which included $92,000 in transactional costs. Cash was utilized to fund the acquisition. FCC multiple ownership rules prohibit us from owning both of these stations. In order to satisfy the multiple ownership requirements and receive FCC approval for this acquisition, we simultaneously donated WBOP-FM to Liberty University, Inc, a charitable organization. In exchange for donating WBOP-FM, including the Station, the FCC License and the Assets, we received an FM Translator W267BA, the FM Translator Assets, and the FM Translator FCC license. We incurred a loss of $400,000 as a result of this donation. This loss is recorded in other operating (income), expense, net on the Company’s Condensed Consolidated Statements of Income and reported in cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Harrisonburg, Virginia market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

2014 Acquisitions and Dispositions

 On January 31, 2014 we acquired one FM station (WFIZ-FM) and three FM Translators serving the Ithaca, New York market for approximately $720,000.

 On February 28, 2014 we acquired an FM translator serving the Jonesboro, Arkansas market for approximately $35,000.

On May 9, 2014 we acquired an FM translator serving the Clarksville, Tennessee market for approximately $30,000.

On May 14, 2014 we acquired an FM translator serving the Portland, Maine market for approximately $44,750.

On May 16, 2014 we acquired two FM translators serving the Asheville, North Carolina market for approximately $100,000.

On June 16, 2014 we acquired an FM translator serving the Des Moines, Iowa market for approximately $87,500.

On November 4, 2014 we acquired an LPTV servicing the Victoria, Texas market for approximately $18,500.

On December 2, 2014 we sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network and the Minnesota Farm Network, for approximately $1,640,000. The net assets of these networks approximated $430,000, and as such recognized a gain of approximately $1,210,000 that is included in Other operating (income) expense in our 2014 Consolidated Statements of Income. The proforma results of operations for the sale of these networks is not material to our financial statements and as such are not presented. These radio networks have historically been presented within our radio segment. The radio networks did not meet the criteria of discontinued operations.

Condensed Consolidated Balance Sheet of 2015 and 2014 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2015 and 2014 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2015 acquisitions is preliminary at September 30, 2015.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2015 and 2014 Acquisitions

	Acquisitions in
	2015	2014
	(In thousands)
Assets Acquired:
Current assets	$976	$45
Property and equipment	4,600	425
Other assets:
Broadcast licenses-Radio segment	2,098	219
Broadcast licenses-Television segment	—	19
Goodwill-Radio segment	2,528	325
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	1,507	3
Total other assets	6,133	566
Total assets acquired	11,709	1,036
Liabilities Assumed:
Current liabilities	70	—
Total liabilities assumed	70	—
Net assets acquired	$11,639	$1,036

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2015 and 2014 assume the 2015 acquisitions occurred as of January 1, 2014. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$34,243	$35,433	$99,723	$100,828
Station operating expense	24,654	27,151	73,362	75,186
Corporate general and administrative	2,577	2,307	7,642	6,580
Other operating expenses, net	433	—	447	—
Operating income	6,579	5,975	18,272	19,062
Interest expense	229	268	714	812
Write-off of debt issuance costs	557	—	557	—
Other (income) expense, net	—	7	(417)	(38)
Income taxes	2,632	2,293	7,399	7,339
Net income	$3,161	$3,407	$10,019	$10,949
Basic earnings per share	$.55	$.60	$1.76	$1.92
Diluted earnings per share	$.55	$.59	$1.74	$1.90

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$28,948	$30,460	$84,302	$86,377
Station operating expense	21,155	23,867	63,028	65,395
Other operating expenses, net	400	—	414	—
Operating income	$7,393	$6,593	$20,860	$20,982

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$5,295	$4,973	$15,421	$14,451
Station operating expense	3,499	3,284	10,334	9,791
Other operating expenses, net	33	—	33	—
Operating income	$1,763	$1,689	$5,054	$4,660

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$28,948	$5,295	$—	$34,243
Station operating expense	21,155	3,499	—	24,654
Corporate general and administrative	—	—	2,577	2,577
Other operating expenses, net	400	33	—	433
Operating income (loss)	$7,393	$1,763	$(2,577)	$6,579

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2014:
Net operating revenue	$30,460	$4,973	$—	$35,433
Station operating expense	23,867	3,284	—	27,151
Corporate general and administrative	—	—	2,307	2,307
Operating income (loss)	$6,593	$1,689	$(2,307)	$5,975

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$84,302	$15,421	$—	$99,723
Station operating expense	63,028	10,334	—	73,362
Corporate general and administrative	—	—	7,642	7,642
Other operating expenses, net	414	33	—	447
Operating income (loss)	$20,860	$5,054	$(7,642)	$18,272

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2014:
Net operating revenue	$86,377	$14,451	$—	$100,828
Station operating expense	65,395	9,791	—	75,186
Corporate general and administrative	—	—	6,580	6,580
Operating income (loss)	$20,982	$4,660	$(6,580)	$19,062

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, respectively.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the nine months ended September 30, 2015:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2015	213,170	$31.79	1.2	$2,519,147
Exercised	(125,354)	27.09
Expired	(58,781)	43.47
Outstanding at September 30, 2015	29,035	$28.47	1.6	$149,240
Exercisable at September 30, 2015	29,035	$28.47	1.6	$149,240

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2015:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2015	89,832	$41.20
Vested	(3,002)	45.56
Forfeited	(1,982)	43.62
Non-vested and outstanding at September 30, 2015	84,848	$40.99

For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, we had $373,000, $1,200,000, $193,000 and $572,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, was $149,000, $480,000, $77,000 and $229,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)

Credit Facility:
Revolving Credit Facility	$35,287	$—
Old Credit Agreement:
Term Loan	—	30,000
Revolving credit	—	5,000
Secured debt of affiliate	1,078	1,078
	36,365	36,078
Amounts payable within one year	—	—
	$36,365	$36,078

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and matures on August 18, 2020.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The proceeds from the Credit Facility were used to repay all amounts outstanding on our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $557,000, pre-tax, due to entering into this new agreement during the quarter ended September 30, 2015.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Approximately $261,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.25% at September 30, 2015), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $64 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2015.

Our Old Credit Agreement consisted of a $30 million term loan and a $90 million revolving loan maturing on May 31, 2018. Our indebtedness under the Old Credit Agreement was secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Old Credit Agreement was used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

Interest rates under the Old Credit Agreement were payable, at our option, at alternatives equal to LIBOR (0.16925% at December 31, 2014), plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate varied from time to time, depending upon our financial leverage. We also paid quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility under the Old Credit Agreement.

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

At September 30, 2015, the Radio segment includes twenty-four markets, which includes all ninety-eight of our radio stations and one radio information network. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$28,536	$5,295	$—	$33,831
Station operating expense	20,825	3,499	—	24,324
Corporate general and administrative	—	—	2,577	2,577
Other operating expense	400	33	—	433
Operating income (loss)	$7,311	$1,763	$(2,577)	$6,497
Depreciation and amortization	$1,295	$347	$89	$1,731

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2014:
Net operating revenue	$29,400	$4,973	$—	$34,373
Station operating expense	23,082	3,284	—	26,366
Corporate general and administrative	—	—	2,307	2,307
Other operating expense	—	—	—	—
Operating income (loss)	$6,318	$1,689	$(2,307)	$5,700
Depreciation and amortization	$1,245	$350	$77	$1,672

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$81,829	$15,421	$—	$97,250
Station operating expense	61,006	10,334	—	71,400
Corporate general and administrative	—	—	7,642	7,642
Other operating expense	414	33	—	447
Operating income (loss)	$20,349	$5,054	$(7,642)	$17,761
Depreciation and amortization	$3,676	$1,016	$234	$4,926
Total assets	$151,708	$23,131	$29,323	$204,162

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2014:
Net operating revenue	$83,176	$14,451	$—	$97,627
Station operating expense	63,021	9,791	—	72,812
Corporate general and administrative	—	—	6,580	6,580
Other operating expense	—	—	—	—
Operating income (loss)	$20,155	$4,660	$(6,580)	$18,235
Depreciation and amortization	$3,711	$1,041	$205	$4,957
Total assets	$144,650	$22,242	$37,623	$204,515

9. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

10. Other Income and Expense

During the second quarter of 2015, two transmitters in our Victoria, Texas market were significantly damaged by lightning. The Company’s insurance policy provided coverage for the replacement cost of the transmitters. The insurance settlement was finalized during the second quarter and the Company received cash proceeds of $777,000, resulting in a $417,000 gain. The gain on insurance settlement represents the difference between the replacement cost and carrying value of the transmitters. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

11. Subsequent Events

On September 2, 2015, the Company’s Board of Directors declared a regular cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, which is recorded within Other accrued expenses as of September 30, 2015, was paid on October 2, 2015 to shareholders of record on September 14, 2015.

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

For purposes of business segment reporting, at September 30, 2015, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all ninety-eight of our radio stations and one radio information network (“Network”). The Television segment includes two markets and consists of four television stations and five LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Recent Developments

Spectrum Auctions and Channel Sharing.  The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  Various court appeals of this Report and Order were denied in June 2015.  The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for the reverse auction for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction and has specified December 18, 2015 as the deadline for television broadcasters to file applications to participate in the auction. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business. For additional information see “Item 1. Business – Other FCC Matters – Spectrum Auction and Channel Sharing” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Radio Segment

Our radio segment’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2015 and 2014, approximately 89% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

 We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms to allow our listeners and viewers to connect with our products where and when they want. We have also opened up a new set of digital inventory in the form of targeted display advertising across 98% of the web. This gives our representatives an expanded menu of services to offer our clients while not impacting any of our on-air inventory. In addition to targeted display, we continue to offer an array of digital services that include online promotions, mobile messaging, and email marketing.

 In addition, we continue the rollout of HD Radio. HD Radio utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streams in each radio market.

During the nine months ended September 30, 2015 and 2014 and the years ended December 31, 2014 and 2013, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 34%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	7%	7%	7%	7%
Des Moines, Iowa	7%	6%	6%	7%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	11%	11%	11%	10%
Norfolk, Virginia	5%	5%	5%	5%

During the nine months ended September 30, 2015 and 2014 and the years ended December 31, 2014 and 2013, the radio stations in our five largest markets when combined, represented approximately 35%, 35%, 32% and 39%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2015	2014	2014	2013
Market:
Columbus, Ohio	8%	6%	7%	8%
Des Moines, Iowa	6%	6%	5%	5%
Manchester, New Hampshire	6%	8%	7%	8%
Milwaukee, Wisconsin	11%	9%	10%	11%
Norfolk, Virginia	4%	6%	3%	7%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2015 and 2014, approximately 85% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Our television market in Joplin, Missouri represented approximately 10%, 9%, 9% and 9%, respectively, of our net operating revenues, and approximately 13%, 13%, 13% and 12%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the nine months ended September 30, 2015 and 2014 and the years ended December 31, 2014 and 2013.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2015 and 2014.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$33,831	$34,373	$(542)	(1.6)%
Station operating expense	24,324	26,366	(2,042)	(7.7)%
Corporate general and administrative	2,577	2,307	270	11.7%
Other operating expense	433	—	433	N/M
Operating income	6,497	5,700	797	14.0%
Interest expense	229	268	(39)	(14.6)%
Write-off of debt issuance costs	557	—	557	N/M
Other (income) expense, net	—	7	(7)	N/M
Income tax provision	2,599	2,180	419	19.2%
Net income	$3,112	$3,245	$(133)	(4.1)%
Earnings per share (diluted)	$.53	$.56	$(.03)	(5.4)%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$28,536	$29,400	$(864)	(2.9)%
Station operating expense	20,825	23,082	(2,257)	(9.8)%
Other operating expense	400	—	400	N/M
Operating income	$7,311	$6,318	$993	15.7%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,295	$4,973	$322	6.5%
Station operating expense	3,499	3,284	215	6.6%
Other operating expense	33	—	33	N/M
Operating income	$1,763	$1,689	$74	4.4%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$28,536	$5,295	$—	$33,831
Station operating expense	20,825	3,499	—	24,324
Corporate general and administrative	—	—	2,577	2,577
Other operating expense	400	33	—	433
Operating income (loss)	$7,311	$1,763	$(2,577)	$6,497

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2014:
Net operating revenue	$29,400	$4,973	$—	$34,373
Station operating expense	23,082	3,284	—	26,366
Corporate general and administrative	—	—	2,307	2,307
Other operating expense	—	—	—	—
Operating income (loss)	$6,318	$1,689	$(2,307)	$5,700

Consolidated

For the three months ended September 30, 2015, consolidated net operating revenue was $33,831,000 compared with $34,373,000 for the three months ended September 30, 2014, a decrease of $542,000 or 1.6%. $455,000 of this decrease is attributable to stations we owned or operated for the comparable period in 2014 (“same station”). The decrease in same station revenue was primarily a result of a decrease in gross political revenue of $990,000 offset by an increase in gross retransmission revenue of approximately $476,000 from the third quarter of 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets. The increase in gross retransmission revenue was due to increases in both of our television markets during the third quarter of 2015.

Station operating expense was $24,324,000 for the three months ended September 30, 2015, compared with $26,366,000 for the three months ended September 30, 2014, a decrease of $2,042,000 or 7.7%. The overall decrease was attributable to a decrease of $1,891,000 for those stations we owned and operated for the entire comparable period. The decrease in same station operating expense was primarily due to a decrease in ratings licensing agreements of $1,900,000.

Operating income for the three months ended September 30, 2015 was $6,497,000 compared to $5,700,000 for the three months ended September 30, 2014, an increase of $797,000 or 14%. The increase was a result of the decrease in station operating expense offset by a decrease in net operating revenue, described above an increase in our corporate general and administrative expenses of $270,000 or 11.7% and an increase in other operating expense of $433,000, from the third quarter of 2014. The increase in corporate expenses is due to increases in non-cash compensation related to the amortization of restricted stock grants of $180,000, an increase in consulting fees of $175,000, offset by a decrease in legal expense of $111,000. The increase in other operating expenses is from the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

We generated net income of $3,112,000 ($.53 per share on a fully diluted basis) during the three months ended September 30, 2015, compared to $3,245,000 ($.56 per share on a fully diluted basis) for the three months ended September 30, 2014, a decrease of $133,000 or 4.1%. We had an increase in operating income of $797,000, as described above, and a decrease in interest expense of $39,000 offset by an increase in the write-off of debt issuance costs of $557,000 related to the new Credit Facility entered into during the third quarter of 2015 and an increase in income tax expense of $419,000.

Radio Segment

For the three months ended September 30, 2015, net operating revenue of the radio segment was $28,536,000 compared with $29,400,000 for the three months ended September 30, 2014, which represents a decrease of $864,000 or 2.9%. During 2015, we had a decline of approximately $777,000 or 2.7% in net revenue generated by radio stations that we owned or operated for the comparable period in 2014. The decrease in same station revenue was primarily attributable to the decrease in gross political revenue due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense for the radio segment was $20,825,000 for the three months ended September 30, 2015, compared with $23,082,000 for the three months ended September 30, 2014, a decrease of $2,257,000 or 9.8%. The decrease in station operating expense for the radio segment represents primarily a decrease of approximately $2,106,000 in same station operating expense and a decrease of $151,000 in stations we did not own or operate for the comparable period in 2014. The decrease in radio same station is primarily a result of a decrease in ratings licensing agreements of $1,900,000, and a decrease in compensation costs of $135,000.

Operating income in the radio segment increased $993,000 or 15.7% to $7,311,000 for the three months ended September 30, 2015, from $6,318,000 for the three months ended September 30, 2014. The increase was a result of the decrease in station operating expense partially offset by the decrease in net operating revenue as described above and the increase in other operating expenses due to the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc.

Television Segment

For the three months ended September 30, 2015, net operating revenue of our television segment was $5,295,000 compared with $4,973,000 for the three months ended September 30, 2014, an increase of $322,000 or 6.5% which was primarily related to an increase in gross retransmission revenue of $467,000, offset by a decrease in gross political revenue of $176,000. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense in the television segment for the three months ended September 30, 2015 was $3,499,000, compared with $3,284,000 for the three months ended September 30, 2014, an increase of $215,000 or 6.6%. The increase is primarily related to an increase in retransmission fees.

Operating income in the television segment for the three months ended September 30, 2015 was $1,763,000 compared with $1,689,000 for the three months ended September 30, 2014, an increase of $74,000 or 4.4%. The increase was a direct result of the increase in net operating revenue partially offset by the increase in station operating expense described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2015 and 2014.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$97,250	$97,627	$(377)	(0.4)%
Station operating expense	71,400	72,812	(1,412)	(1.9)%
Corporate general and administrative	7,642	6,580	1,062	16.1%
Other operating expense	447	—	447	N/M
Operating income	17,761	18,235	(474)	(2.6)%
Interest expense	714	812	(98)	(12.1)%
Write-off of debt issuance costs	557	—	557	N/M
Other (income) expense, net	(417)	(38)	(379)	N/M
Income tax provision	7,190	7,000	190	(2.7)%
Net income	$9,717	$10,461	$(744)	(7.1)%
Earnings per share (diluted)	$1.67	$1.80	$(.13)	(7.2)%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$81,829	$83,176	$(1,347)	(1.6)%
Station operating expense	61,066	63,021	(1,955)	(3.1)%
Other operating expense	414	—	414	N/M
Operating income	$20,349	$20,155	$194	(1.0)%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$15,421	$14,451	$970	6.7%
Station operating expense	10,334	9,791	543	5.6%
Other operating expense	33	—	33	N/M
Operating income	$5,054	$4,660	$394	8.5%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$81,829	$15,421	$—	$97,250
Station operating expense	61,066	10,334	—	71,400
Corporate general and administrative	—	—	7,642	7,642
Other operating expense	414	33	—	447
Operating income (loss)	$20,349	$5,054	$(7,642)	$17,761

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2014:
Net operating revenue	$83,176	$14,451	$—	$97,627
Station operating expense	63,021	9,791	—	72,812
Corporate general and administrative	—	—	6,580	6,580
Operating income (loss)	$20,155	$4,660	$(6,580)	$18,235

Consolidated

For the nine months ended September 30, 2015, consolidated net operating revenue was $97,250,000 compared with $97,627,000 for the nine months ended September 30, 2014, a decrease of $377,000 or less than 1%. We had an increase of approximately $741,000 generated by stations we owned or operated for the comparable period in 2014 (“same station”), offset by a decrease in net operating revenue of approximately $1,118,000 attributable to stations that we did not own or operate for the entire comparable period. The majority of increase in same station revenue was due to increases of gross retransmission revenue and gross interactive revenue of $1,184,000, and $441,000 respectively and a decrease in agency commissions of $318,000 from 2014. These improvements to net revenue were offset by a decrease in gross political revenue of $1,209,000 from 2014. The increase in gross retransmission revenue was due to increases in both of our television markets during 2015. Gross interactive revenue increased due to increases in our Clarksville, Tennessee, Columbus, Ohio, and Manchester, New Hampshire markets. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense was $71,400,000 for the nine months ended September 30, 2015, compared with $72,812,000 for the nine months ended September 30, 2014, a decrease of $1,412,000 or 1.9%. The overall decrease was attributable to a decrease of $90,000 for those stations we owned and operated for the entire comparable period and a decrease of $1,322,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station is primarily a result of a decrease in licensing agreements of $627,000, a decrease in compensation costs of $64,000 offset by an increase in retransmission expenses of $400,000, and an increase of $227,000 in local commissions.

Operating income for the nine months ended September 30, 2015 was $17,761,000 compared to $18,235,000 for the nine months ended September 30, 2014, a decrease of $474,000 or 2.6%. The decrease was a result of the decrease in station operating expense offset by a decrease in net operating revenue, described above, an increase in our corporate general and administrative expenses of $1,062,000 or 16.1%, from 2014 and an increase in other operating expense of $447,000. The increase in corporate expenses is due to increases in non-cash compensation related to the amortization of restricted stock grants of $628,000, an increase in consulting fees of $294,000, an increase in accounting and auditing fees of $68,000 and an increase in travel expenses of $31,000. The increase in other operating expenses is from the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

We generated net income of 9,717,000 ($1.67 per share on a fully diluted basis) during the nine months ended September 30, 2015, compared to $10,461,000 ($1.80 per share on a fully diluted basis) for the nine months ended September 30, 2014, a decrease of $744,000 or 7.1%. We had a decrease in operating income of $474,000, as described above, an increase in the write-off of debt issuance costs of $557,000 due to the new Credit Facility entered into during the third quarter of 2015, an increase in income tax expense of $190,000 offset by a decrease in interest expense of $98,000 driven by a decrease in average debt outstanding and an increase in other income of $379,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters.

Radio Segment

For the nine months ended September 30, 2015, net operating revenue of the radio segment was $81,829,000 compared with $83,176,000 for the nine months ended September 30, 2014, which represents a decrease of $1,347,000 or 1.6%. During 2015, we had a decline of approximately $229,000 or less than 1% in net revenue generated by radio stations that we owned or operated for the comparable period in 2014 and a decrease in net operating revenue of approximately $1,118,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station revenue was primarily attributable to the decrease in political revenue of $953,000, offset by an increase in interactive revenue of $446,000 and an increase in nonspot revenue of $276,000, The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets. Gross interactive revenue increased due to increases in our Clarksville, Tennessee, Columbus, Ohio, and Manchester, New Hampshire markets.

Station operating expense for the radio segment was $61,066,000 for the nine months ended September 30, 2015, compared with $63,021,000 for the nine months ended September 30, 2014, a decrease of $1,955,000 or 3.1%. The overall decrease was attributable to a decrease of $633,000 for those stations we owned and operated for the entire comparable period and a decrease in station operating expense of approximately $1,322,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station is primarily a result of a decrease in ratings licensing agreements.

Operating income in the radio segment increased $194,000 or 1% to $20,349,000 for the nine months ended September 30, 2015, from $20,155,000 for the nine months ended September 30, 2014. The increase was a result of the decrease in station operating expense, offset by the decrease in net operating revenue, as described above and an increase in other operating expense of $414,000. The increase in other operating expenses is from the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc.

Television Segment

For the nine months ended September 30, 2015, net operating revenue of our television segment was $15,421,000 compared with $14,451,000 for the nine months ended September 30, 2014, an increase of $970,000 or 6.7% which was primarily related to gross retransmission revenue of $1,117,000 offset by a decrease of $256,000 in gross political revenue. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets.

Station operating expense in the television segment for the nine months ended September 30, 2015 was $10,334,000, compared with $9,791,000 for the nine months ended September 30, 2014, an increase of $543,000 or 5.6%. The increase is primarily a result of an increase in retransmission fees of $402,000, and an increase in compensation costs of $117,000.

Operating income in the television segment for the nine months ended September 30, 2015 was $5,054,000 compared with $4,660,000 for the nine months ended September 30, 2014, an increase of $394,000 or 8.5%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with a group of banks. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and matures on August 18, 2020.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

The proceeds from the Credit Facility were used to repay all amounts outstanding on our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $557 thousand, pre-tax, due to entering into this new agreement during the quarter ended September 30, 2015.

Approximately $261 thousand of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.25% at September 30, 2015), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $64 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2015.

Our Old Credit Agreement consisted of a $30 million term loan and a $90 million revolving loan maturing on May 31, 2018. Our indebtedness under the Old Credit Agreement was secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Old Credit Agreement was used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

Interest rates under the Old Credit Agreement were payable, at our option, at alternatives equal to LIBOR (0.16925% at December 31, 2014), plus 1.25% to 2.25% or the base rate plus 0.25% to 1.25%. The spread over LIBOR and the base rate varied from time to time, depending upon our financial leverage. We also paid quarterly commitment fees of 0.25% to 0.35% per annum on the unused portion of the Revolving Credit Facility under the Old Credit Agreement.

In 2003, we entered into an agreement of understanding with Surtsey Media, LLC (“Surtsey Media”), a wholly-owned subsidiary of Surtsey Productions, Inc., whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At September 30, 2015, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at September 30, 2015, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the nine months ended September 30, 2015 and 2014, we had net cash flows from operating activities of $19,348,000 and $20,971,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2015 were $4,427,000 ($3,801,000 in 2014). We anticipate capital expenditures in 2015 to be approximately $5.5 – 6 million, which we expect to finance through funds generated from operations.

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

On September 2, 2015, the Company’s Board of Directors declared a regular cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling $1.2 million, was paid on October 2, 2015 to shareholders of record on September 14, 2015 and funded by cash on the Company’s balance sheet.

On August 1, 2015, we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WJDV-FM, WTGD-FM and W221CF- FX) from M. Belmont VerStandig, Inc., serving the Harrisonburg, Virginia market for approximately $10,131,000, which included $128,000 in transactional costs. Cash was utilized to fund the acquisition.

On September 1, 2015, we acquired two FM stations (WSIG-FM and WBOP-FM) from Gamma Broadcasting, LLC, serving the Harrisonburg, Virginia market for approximately $1,558,000, which included $92,000 in transactional costs. Cash was utilized to fund the acquisition. FCC multiple ownership rules prohibit us from owning both of these stations. In order to satisfy the multiple ownership requirements and receive FCC approval for this acquisition, we simultaneously donated WBOP-FM to Liberty University, Inc, a charitable organization. In exchange for donating WBOP-FM, including the Station, the FCC License and the Assets, we received an FM Translator W267BA, the FM Translator Assets, and the FM Translator FCC license.

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast – Columbus, LLC, serving the Columbus, Ohio market for $13,000,000. This transaction is subject to FCC approval and we expect to close on this acquisition in the first quarter 2016. We plan to operate this station under a LMA on or before November 16, 2015. This acquisition will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof.

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

With the exception of our new Credit Facility disclosed in Note 7 to the accompanying financial statements, there have been no material changes to such contracts/commitments during the nine months ended September 30, 2015. We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2015. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options and the payment of the withholding taxes related to those stock option exercises.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2015	—	$—	—	$28,770,087
August 1 – August 31, 2015	—	$—	—	$28,770,087
September 1 – September 30, 2015	94,757	$35.07	—	$25,447,212
Total	94,757	$35.07	—	$25,447,212

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 9, 2015	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2015	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

