Form 10-K
period 2015-12-31
SAGA COMMUNICATIONS INC
filed 2016-03-14
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2015 on the NYSE MKT: $187,331,876.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 3, 2016 was 4,996,127 and 864,856, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2015 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2016 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 29, 2016, we owned and/or operated four television stations and five low-power television stations serving two markets, and sixty-seven FM and thirty-two AM radio stations serving twenty-four markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 29, 2016:

		2015	2015
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	28	40	Classic Rock	Men 40-64
WHQG	Milwaukee, WI	28	40	Rock	Men 25-49
WJMR-FM	Milwaukee, WI	28	40	Urban Adult Contemporary	Women 25-54
WJMR-HD2	Milwaukee, WI	28	40	Religious	12+
WNRG-FM	Milwaukee, WI	28	40	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	33	37	Adult Contemporary	Women 25-54
WNND	Columbus, OH	33	37	Adult Hits	Adults 35-54
WNNP	Columbus, OH	33	37	Adult Hits	Adults 35-54
WLVQ (c)	Columbus, OH	33	37	Classic Rock	Men 40-64
WVMX	Columbus, OH	33	37	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	43	Rock	Men 18-49
WAFX	Norfolk, VA	40	43	Classic Rock	Men 35-54
KSTZ	Des Moines, IA	71	72	Hot Adult Contemporary	Women 25-44
KSTZ-HD	Des Moines, IA	71	72	Country Legends	Adults 45-64
KIOA	Des Moines, IA	71	72	Classic Hits/Oldies	Adults 45-64
KAZR	Des Moines, IA	71	72	Rock	Men 18-34
KAZR-HD2	Des Moines, IA	71	72	Adult Standards	Adults 45+
KMYR	Des Moines, IA	71	72	Adult Contemporary	Women 25-54
KIOA-HD2	Des Moines, IA	71	72	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	79	91	Hot Adult Contemporary	Women 25-44
WMGX-HD2	Portland, ME	79	91	News	Adults 35-64
WYNZ	Portland, ME	79	91	Classic Hits/Oldies	Adults 45-64
WPOR	Portland, ME	79	91	Country	Adults 25-54
WCLZ	Portland, ME	79	91	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	103	92	Classic Rock	Men 35-54
WLZX	Springfield, MA	103	92	Rock	Men 18-34
WZID	Manchester, NH	120	200	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	120	200	Classic Hits	Adults 40-64
WZID-HD2	Manchester, NH	120	200	Contemporary Hits	Adults 18-34
WOXL-FM	Asheville, NC	160	159	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	160	159	Classic Rock	Men 40+
WTMT-HD2	Asheville, NC	160	159	Country Legends	Adults 45-64
WOXL-HD2	Asheville, NC	160	159	Adult Album Alternative	Adults 18-49
WSIG	Harrisonburg, VA	163	255	Classic Country	Adults 40-64
WQPO	Harrisonburg, VA	163	255	Contemporary Hits	Women 18-34
WQPO-HD3	Harrisonburg, VA	163	255	Classic Rock	Male 40-64
WMQR	Harrisonburg, VA	163	255	Adult Contemporary	Female 25-44
WWRE	Harrisonburg, VA	163	255	Classic Hits	Adults 45+
WLRW	Champaign, IL	168	210	Hot Adult Contemporary	Women 25-44
WREE	Champaign, IL	168	210	Adult Hits	Adults 35-44
WYXY	Champaign, IL	168	210	Classic Country	Adults 45-64

(footnotes follow tables)

4

		2015	2015
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WIXY-HD2	Champaign, IL	168	210	Rock	Men 18-49
WIXY-HD3	Champaign, IL	168	210	Contemporary Hits	Adults 18-34
WLRW-HD2	Champaign, IL	168	210	Oldies/Classic Hits	Adults 45-64
WNAX-FM	Yankton, SD	192	262	Country	Adults 35+
WWWV	Charlottesville, VA	219	206	Classic Rock	Men 35+
WQMZ	Charlottesville, VA	219	206	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	219	206	Adult Album Alternative	Adults 18-49
KEGI	Jonesboro, AR	225	227	Classic Hits	Men 25-54
KDXY	Jonesboro, AR	225	227	Country	Adults 25-54
KJBX	Jonesboro, AR	225	227	Adult Contemporary	Women 25-54
KJBX-HD2	Jonesboro, AR	225	227	Country Legends	Adults 45-64
KDXY-HD2	Jonesboro, AR	225	227	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	225	227	Sports ESPN	Men 35+
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 25-54
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
WKVT-FM	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 25-54
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-34
WRND-FM	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Men 35-64
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 35-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-54
WQNY-HD2	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WQNY-HD3	Ithaca, NY	N/A	N/A	News Talk	Adults 35+
WFIZ-FM	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Classic Hits/Oldies	Adults 35+
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adult 18-49
WKNE-HD3	Keene, NH	N/A	N/A	Classic Hits/Oldies	Adults 45-64
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KMIT-HD2	Mitchell, SD	N/A	N/A	Adult Contemporary	Women 25-54
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
KICD-FM	Spencer, IA	N/A	N/A	Country	Adults 35+
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLFZ	Springfield, IL	N/A	N/A	Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Country Legends	Adults 45-64

(footnotes follow tables)

5

		2015	2015
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	28	40	Christian	Adults 18+
WJOI	Norfolk, VA	40	43	Adult Standards	Adults 45+
KRNT	Des Moines, IA	71	72	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	71	72	Christian	Adults 18+
WGAN	Portland, ME	79	91	News/Talk	Adults 35+
WZAN	Portland, ME	79	91	News/Talk/Sports	Men 25-54
WBAE	Portland, ME	79	91	News/Talk/Sports	Adults 35+
WGIN	Portland, ME	79	91	News/Talk/Sports	Adults 35+
WHNP	Springfield, MA	103	92	News/Talk	Adults 35+
WFEA	Manchester, NH	120	200	News/Talk	Adults 35+
WISE	Asheville, NC	160	159	Sports/Talk	Men 18+
WYSE	Asheville, NC	160	159	Sports/Talk	Men 18+
WSVA	Harrisonburg, VA	163	255	News/Talk	Adults 35+
WHBG	Harrisonburg, VA	163	255	Sports ESPN	Men 25+
WNAX	Yankton, SD	192	262	News/Talk	Adults 35+
WINA	Charlottesville, VA	219	206	News/Talk	Adults 35+
WVAX	Charlottesville, VA	219	206	Sports Talk	Men 18+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WBCO	Bucyrus, OH	N/A	N/A	Adult Standards	Adults 45+
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk ESPN	Men 25+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WNYY	Ithaca, NY	N/A	N/A	Progressive Talk	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2015 Market Report.

(c)	Station operated under the terms of a Local Marketing Agreement (“LMA”) effective November 16, 2015.

The following table sets forth information about the television stations that we own or operate and the markets they serve as of February 29, 2016:

		2015 Market
		Ranking by		Fall 2015
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM-TV	Joplin, MO — Pittsburg, KS	151	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	151	FOX	3
KAVU-TV	Victoria, TX	203	ABC	N/S
KVCT(c)	Victoria, TX	203	FOX	N/S
KMOL-LD	Victoria, TX	203	NBC	N/S
KXTS-LD	Victoria, TX	203	CBS	N/S
KUNU-LD	Victoria, TX	203	Univision	N/S
KVTX-LP	Victoria, TX	203	Telemundo	N/S
KQZY-LP	Victoria, TX	203	Cozi TV	N/S

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2015 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a Time Brokerage Agreement (“TBA”).

(d)	Station operated under the terms of a Shared Services Agreement.

N/S	Station is a non-subscriber to the A.C. Nielsen ratings and data.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 14 of the Notes to Consolidated Financial Statements included with this Form 10-K, which is incorporated herein by reference.

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

Approximately $127,449,000 or 89% of our gross revenue for the year ended December 31, 2015 (approximately $127,214,000 or 87% in fiscal 2014 and approximately $122,400,000 or 87% in fiscal 2013) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2015 was approximately $16,477,000 or 11% of our gross revenue (approximately $19,074,000 or 13% in fiscal 2014 and approximately $18,904,000 or 13% in fiscal 2013).

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

Employees

As of December 31, 2015, we had approximately 797 full-time employees and 344 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

License Renewal.   Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. All the Company’s licenses have been renewed for their regular terms. In the future, we intend to timely file renewal applications, as required for the Company’s stations. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion.

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WOXL	Asheville, NC	25,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2019
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
WRSY	Brattleboro, VT	3,000	April 1, 2022
WKVT	Brattleboro, VT	6,000	April 1, 2022
WQEL	Bucyrus, OH	3,000	October 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WREE	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WRND	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WLVQ	Columbus, OH	50,000	October 1, 2020
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2022
WPVQ	Greenfield, MA	3,000	April 1, 2022

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WMQR	Harrisonburg, VA	25,000	October 1, 2019
WQPO	Harrisonburg, VA	50,000	October 1, 2019
WSIG	Harrisonburg, VA	25,000	October 1, 2019
WWRE	Harrisonburg, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2020
WQNY	Ithaca, NY	50,000	June 1, 2020
WIII	Ithaca, NY	50,000	June 1, 2020
KEGI	Jonesboro, AR	50,000	June 1, 2020
KDXY	Jonesboro, AR	25,000	June 1, 2020
KJBX	Jonesboro, AR	6,000	June 1, 2020
WKNE	Keene, NH	50,000	April 1, 2022
WSNI	Keene, NH	6,000	April 1, 2022
WINQ	Keene, NH	6,000	April 1, 2022
WZID	Manchester, NH	50,000	April 1, 2022
WMLL	Manchester, NH	6,000	April 1, 2022
WKLH	Milwaukee, WI	50,000	December 1, 2020
WHQG	Milwaukee, WI	50,000	December 1, 2020
WNRG	Milwaukee, WI	6,000	December 1, 2020
WJMR	Milwaukee, WI	6,000	December 1, 2020
KMIT	Mitchell, SD	100,000	April 1, 2021
KUQL	Mitchell, SD	100,000	April 1, 2021
WNOR	Norfolk, VA	50,000	October 1, 2019
WAFX	Norfolk, VA	100,000	October 1, 2019
WRSI	Northampton, MA	3,000	April 1, 2022
WPOR	Portland, ME	50,000	April 1, 2022
WCLZ	Portland, ME	50,000	April 1, 2022
WMGX	Portland, ME	50,000	April 1, 2022
WYNZ	Portland, ME	25,000	April 1, 2022
KICD	Spencer, IA	100,000	February 1, 2021
KMRR	Spencer, IA	25,000	February 1, 2021
WLZX	Springfield, MA	6,000	April 1, 2022
WAQY	Springfield, MA	50,000	April 1, 2022
WYMG	Springfield, IL	50,000	December 1, 2020
WLFZ	Springfield, IL	50,000	December 1, 2020
WDBR	Springfield, IL	50,000	December 1, 2020
WQQL	Springfield, IL	25,000	December 1, 2020
WNAX	Yankton, SD	100,000	April 1, 2021

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

AM:
WISE	Asheville, NC	5,000	December 1, 2019
WYSE	Asheville, NC	5,000(5)	December 1, 2019
KGMI	Bellingham, WA	5,000	February 1, 2022
KPUG	Bellingham, WA	10,000	February 1, 2022
KBAI	Bellingham, WA	1,000(5)	February 1, 2022
WKVT	Brattleboro, VT	1,000	April 1, 2022
WBCO	Bucyrus, OH	500(5)	October 1, 2020
WINA	Charlottesville, VA	5,000	October 1, 2019
WVAX	Charlottesville, VA	1,000	October 1, 2019
WRND	Clarksville, TN/Hopkinsville, KY	1,000(5)	August 1, 2020
WKFN	Clarksville, TN	1,000(5)	August 1, 2020
KRNT	Des Moines, IA	5,000	February 1, 2021
KPSZ	Des Moines, IA	10,000	February 1, 2021
WHMQ	Greenfield, MA	1,000	April 1, 2022
WSVA	Harrisonburg, VA	5,000	October 1, 2019
WHBG	Harrisonburg, VA	1,000(5)	October 1, 2019
WHCU	Ithaca, NY	5,000	June 1, 2020
WNYY	Ithaca, NY	5,000	June 1, 2020
WKBK	Keene, NH	5,000	April 1, 2022
WZBK	Keene, NH	1,000(5)	April 1, 2022
WFEA	Manchester, NH	5,000	April 1, 2022
WJYI	Milwaukee, WI	1,000	December 1, 2020
WJOI	Norfolk, VA	1,000	October 1, 2019
WHMP	Northampton, MA	1,000	April 1, 2022
WGAN	Portland, ME	5,000	April 1, 2022
WZAN	Portland, ME	5,000	April 1, 2022
WBAE	Portland, ME	1,000	April 1, 2022
WGIN	Portland, ME	1,000	April 1, 2022
KICD	Spencer, IA	1,000	February 1, 2021
WHNP	Springfield, MA	2,500(5)	April 1, 2022
WTAX	Springfield, IL	1,000	December 1, 2020
WNAX	Yankton, SD	5,000	April 1, 2021

TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2022
KFJX (3) (DTV Ch 13)	Joplin, MO/Pittsburg, KS	DTV 5,600	June 1, 2022
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2022
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2022
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000	August 1, 2022
KVTX-LP(4) (Digital Ch 45)	Victoria, TX	DTV 15,000	August 1, 2022
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000	August 1, 2022
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000	August 1, 2022
KQZY-LP(4)(Digital Ch 33)	Victoria, TX	DTV 4,000	August 2, 2022

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of our television stations is expressed in terms of visual (“vis”) components. WHBG, WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WRND, WKFN, WNYY and WHCU operate with lower power at night than the power shown.
12

(3)	We provide services to KFJX pursuant to an shared services agreement with the licensee of KFJX, Surtsey Media, LLC (“Surtsey”). We program KVCT pursuant to a time brokerage agreement with Surtsey. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LD, KXTS-LD, KVTX-LP, KMOL-LD and KQZY-LP are LPTV stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the LPTV stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

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

Under the Communications Act, broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. Although we serve as a holding company for most of our various radio station subsidiaries (where we could not have more than 25% of our stock owned or voted by Aliens), we directly own two radio stations and two FM translators so that we cannot have more than 20% of our stock owned by Aliens. In 2013, the FCC released Review of Foreign Ownership Policies for Common Carrier and Aeronautical Radio Licenses Under Section 310(b)(4) of the Communications Act of 1934, as Amended, IB Docket No. 11-133, Second Report and Order, 28 FCC Rcd 5741 (2013) (2013 Foreign Ownership Second Report and Order). On November 6, 2015, the FCC released a Notice of Proposed Rulemaking (“NPRM”) that proposes to extend the foreign ownership rules and procedures established in the 2013 Foreign Ownership Second Report and Order to broadcast licensees, with certain modifications to tailor them to this context. The NPRM also seeks comment on whether and how to revise the methodology a licensee should use to assess its compliance with the 25 percent foreign ownership benchmark in section 310(b)(4) in order to reduce regulatory burdens on applicants and licensees. Finally, the NPRM makes several proposals to clarify and update existing policies and procedures for broadcast, common carrier and aeronautical licensees. The Company cannot predict what action the FCC may take as a result of this NPRM.

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

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market (“Qualifying Market”) where at least 20 independently owned media voices remain in the market after the combination is effected. The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is affected. The FCC will permit the common ownership of up to two television stations (if permitted under the FCC’s local television multiple ownership rule) and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than LPTV) in a non-Qualifying Market in which we now own any television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban). For more detailed information, see the discussion of recent FCC action under “Time Brokerage Agreements.”

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

In markets with three or fewer TV stations, no cross-ownership is permitted among TV, radio and newspapers. A company may obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property ( i.e., the radio station or the newspaper).

In markets with between 4 and 8 TV stations, combinations are limited to one of the following:

(A)	A daily newspaper; one TV station; and up to half of the radio station limit for that market ( i.e ., if the radio limit in the market is 6, the company can only own 3) or

(B)	A daily newspaper; and up to the radio station limit for that market; (i.e ., no TV stations) or

(C)	Two TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e., no daily newspapers).

In markets with nine or more TV stations, the FCC has eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC , Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the Commission solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. On April 15, 2014, the FCC released its 2014 Quadrennial Regulatory Review which consists of a Further Notice of Proposed Rulemaking (“FNPRM”) and Report and Order(“R&O”) incorporating the record of its 2010 Quadrennial Regulatory Review into the FNPRM. (In the 2010 Quadrennial Regulatory Review, the FCC also sought comment on whether television local news service (“LNS”) agreements and shared service agreements (“SSA”) are substantively equivalent to agreements that are already subject to the FCC’s attribution rules, and are therefore attributable now or should be in the future.) The FNPRM seeks comment on whether to eliminate restrictions on newspaper/radio combinations and the radio/television cross-ownership rule in favor of reliance on the local radio rule and the local television rule. The FCC proposed to retain the current local television ownership rule with a minor modification to update the previous analog contour provision in light of the digital transition. The FCC sought comment on whether to retain the prohibition on the cross-ownership of newspapers and television stations, and if so, whether the FCC should reform the restriction to consider waivers for newspaper/television combinations. The FCC proposed to retain the current local radio ownership rule and the dual network rule without modification. In addition, in the R&O, the FCC attributed to the brokering station same-market television JSAs that cover more than 15 percent of the weekly advertising time for the brokered station.

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

On January 21, 2010, the FCC launched an initiative on the future of media and the information needs of communities in the digital age, which will examine the changes underway in the media marketplace, analyze the full range of future technologies and services that will provide communities with news and information in the digital age, and, as appropriate, make policy recommendations to the FCC, other government entities, and other parties. Initial topics under consideration include: the state of TV, radio, newspaper, and Internet news and information services; the effectiveness and nature of public interest obligations in a digital era; the role of public media and private sector foundations; and many others. Proposals are before the FCC whereby the government would take back part of the spectrum allotted for over-the-air television in favor of wireless broadband. The FCC is conducting a proceeding whereby broadcasters may voluntarily participate in a “reverse auction” of their over-the-air broadcast spectrum, otherwise agree to modifications in the spectrum available to them, move from the UHF to the VHF band (with or without compensations), or become subject to restrictions on their usage of the spectrum. The Company has filed an application with the FCC seeking to participate in the reverse auction, however, the Company is not obligated at this time, to relinquish any of its spectrum.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On April, 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, Commission-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements as had been proposed (But see the discussion in “Time Brokerage Agreements” concerning the disclosure of JSAs. On January 29, 2016, the FCC released a Report and Order which expanded to cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees the requirement that public inspection files be posted to the FCC's online database. The Company’s radio stations located in the top 50 radio markets must comply with these rules within 30 days after the FCC has announced in the Federal Register that the Office of Management and Budget has completed its review of the new rules under the Paperwork Reduction Act. All other radio stations owned by the Company must comply with the new rule by March 1, 2018.

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

Time Brokerage Agreements.   As is common in the industry, we have entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”). Such arrangements are an extension of the concept of agreements under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the financing, programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

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

The FCC’s multiple ownership rules count stations brokered under a JSA toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In December, 2014, the Commission adopted a Notice of Proposed Rulemaking and Report and Order in connection with its 2014 Quadrennial Regulatory Review – Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996 (“ Report and Order ”). The Commission adopted a new attribution rule for JSAs that applies when: (1) both broadcast television stations are licensed to the same DMA; and (2) the brokering station is authorized to sell more than 15 percent of the weekly advertising time of the brokered station. In these circumstances, the brokering station will have an attributable interest in the brokered station. The rule became effective on June 19, 2014. However, as a result of action by the U. S. Congress in 2015, stations that have a television JSA signed before the release of the Report and Order will have until October 1, 2025, to ensure that the agreement complies with the Commission’s media ownership rules or to come into compliance with the media ownership rules by another means. For example, if the local television ownership rule (47 C.F.R. § 73.3555(b)) prohibits the brokering station from having an attributable interest in more than one broadcast television station in the same DMA, the licensees of the affected stations would either have to terminate the agreement or modify the agreement to ensure that the brokering station is authorized to sell no more than 15 percent of the brokered station’s weekly advertising time, or the licensee of the brokering station would have to take other steps to avoid having an attributable interest in more than one broadcast television station in the market. Licensees that believe application of the attribution rule to their particular circumstances would not serve the public interest may seek a waiver of this rule. Likewise, licensees that believe application of the local television ownership rule would adversely affect competition, diversity, or localism may seek a waiver of that rule. Television JSAs entered into after the release of the Report and Order must comply with the Commission’s media ownership rules at the time they are executed; the compliance period does not apply to any television JSA entered into after the release of the Report and Order . The Report and Order requires that all attributable television JSAs be filed with the Commission, and we have complied with this deadline.

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

LPTV and Class A Television Stations.   Currently, the service areas of LPTV stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. We own five operating LPTV stations, KUNU-LD, KVTX-LP, KXTS-LD, KMOL-LD, and KQZY-LD, Victoria, Texas, all of which operate in the digital mode. None of the stations qualifies under the FCC’s established criteria for Class A status.

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

On January 5, 2012, the FCC released a Report to Congress on the impact that LPFM stations will have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that low-power FM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “low-power FM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” We cannot predict what, if any, impact the new LPFM stations will have on the Company’s full-service stations and FM translators.

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

In-Band On-Channel “Hybrid Digital” Radio.   The FCC has adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations. At the present time, we are configured to broadcast in HD radio on 55 stations and we continue to convert stations to HD radio on an ongoing basis.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a Report and Order released October 23, 2015, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations for new FM translator stations for the sole and limited purpose of enhancing their existing service to the public. On January 29, 2016, the FCC opened a one-time only filing window during which only Class C and Class D AM broadcast stations may participate. That window will close on July 28, 2016, and a second window will open on July 29, 2016, during which only Class A and Class B AM broadcast stations may participate. That window will close on October 31, 2016. Thereafter, the FCC plans to open windows permitting the licensees of AM stations to apply for a construction permit for a new FM translator to enhance their existing service.   In the filing windows, qualifying AM licensees may apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence. The Company is an AM licensee and is participating in the filing opportunities.

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

Changes to Application and Assignment Procedures.   In January 2010, the FCC adopted a First Report and Order that gives Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the Commission’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 ( i.e ., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities that have overcome substantial disadvantage and would be eligible for a bidding credit. In a Notice of Proposed Rulemaking, released October 10, 2014, and in the Quadrennial Regulatory Review NPRM , the Commission also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” The Company cannot predict whether such preferences will be adopted, or whether they would have any impact on the Company.

Spectrum Auctions and Channel Sharing. Congress passed and the President signed into law the Middle Class Tax Relief and Job Creation Act of 2012, (codified at 47 U.S.C. § 309(j)(8)(G) 47 U.S.C. § 1452) (2012) (“Spectrum Act”). In a Report and Order, released June 2, 2014, in GN Docket 12-268, the FCC adopted rules to implement the Spectrum Act, including rules to implement the auction of broadcast television spectrum for use by other services. The FCC stated its mandate to protect full power and Class A television facilities that already were operating pursuant to a license (or a pending application for a license to cover a construction permit) on February 22, 2012, and to protect facilities in addition to those the statute requires the FCC to protect, based on consideration of the potential impact on the FCC’s flexibility in the repacking process and its auction goals. The FCC concluded that protecting other categories of facilities, including stations and television translator stations, would unduly constrain the FCC’s flexibility in the repacking process and undermine the likelihood of meeting its objectives for the incentive auction. To help preserve the services provided by LPTV and TV translator stations, the FCC will open a special filing window for such stations that are displaced to select a new channel and will amend its rules to expedite the process for displaced stations to relocate. The reverse and forward spectrum auctions will be integrated in a series of stages.  Each stage will consist of a reverse auction and a forward auction bidding process, and additional stages will be run if necessary.  Broadcasters will indicate through the pre-auction application process their willingness to relinquish spectrum usage rights at the opening prices.  Based on broadcasters’ collective willingness, the initial spectrum clearing target will be set. Then the reverse auction bidding process will be run to determine the total amount of incentive payments to broadcasters required to clear that amount of spectrum. The forward auction bidding process will follow the reverse auction bidding process.  Full power and Class A station licensees will be eligible to participate in the reverse auction. They may bid to voluntarily relinquish the spectrum usage rights associated with station facilities that are eligible for protection in the repacking process. Bidders will have the three bid options specified by the Spectrum Act: (1) license relinquishment; (2) reassignment from a UHF to a VHF channel; and (3) channel sharing. UHF-to-VHF bidders may limit their bids to a high (channels 7 to 13) or low (channels 2 to 6) VHF channel. Bidders will have the additional option to bid for reassignment from a high VHF channel to a low VHF channel. Potential bidders will have to submit certified applications. Between the short-form application filing deadline and the announcement of the results of the reverse auction and the repacking process, all full power and Class A licensees will be prohibited from communicating directly or indirectly any reverse or forward auction applicant’s bids or bidding strategies to any other full power or Class A licensee or forward auction applicant. The FCC will share forward auction proceeds with licensees that relinquish rights in the reverse auction as soon as practicable following the successful conclusion of the incentive auction. The FCC will reimburse costs reasonably incurred by television stations that are reassigned to new channels in the repacking process. The FCC will grandfather existing broadcast station combinations that otherwise would no longer comply with the media ownership rules as a result of the reverse auction. The Company has timely filed an application to participate in the reverse auction.

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

On January 3, 2013, the FCC released the Sixth Further Notice of Proposed Rulemaking , which sought comment on the requirement that persons with attributable interests in broadcast licensees and other entities filing an FCC Ownership Report provide an “FCC Registration Number” (“FRN”) linked to their social security numbers. Questions had been raised about the security of the FCC’s Registration System where this data would be stored. On January 20, 2016, the FCC released its Report and Order, Second Report and Order and Order on Reconsideration, that implemented a Restricted Use FRN (RUFRN) that individuals may use solely for the purpose of broadcast ownership report filings. The FCC stated its belief that the RUFRN will allow for sufficient unique identification of individuals listed on broadcast ownership reports without necessitating the disclosure to the Commission of individuals’ full Social Security Numbers (SSNs). The FCC eliminated the availability of the Special Use FRN (SUFRN) for broadcast station ownership reports, except in very limited circumstances. The FCC is also seeking comment on whether to expand the biennial ownership reporting requirement to include interests, entities and individuals that are not attributable because of (a) the single majority shareholder exemption and (b) the exemption for interests held in eligible entities pursuant to the higher EDP threshold. The Company has utilized the single majority shareholder exemption in reporting ownership interests in the Company. The Company cannot predict whether these proposals will be adopted, and if so, whether information provided by those persons with a reportable attributable interest in the Company will be secure.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	71	President, Chief Executive Officer and Chairman; Director
Warren S. Lada	61	Chief Operating Officer
Samuel D. Bush	58	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	67	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	56	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Christian has been President, Chief Executive Officer and Chairman since our inception in 1986.

Mr. Lada has been Chief Operating Officer since March 2016. He was Executive Vice President, Operations since from 2012 to 2016. He was Senior Vice President, Operations from 2000 to 2012 and Vice President, Operations from 1997 to 2000. From 1992 to 1997 he was Regional Vice President of our subsidiary, Saga Communications of New England, Inc.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2015 our long-term debt (including our guarantee of debt of Surtsey Media, LLC) was approximately $36,365,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal under our credit facility amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of August 18, 2020. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2021, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We do not maintain key man life insurance on Mr. Christian’s life. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top six markets when combined represented 44%, 43% and 44% of our net operating revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2015, our FCC broadcasting licenses represented 43.1% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

New Federal Regulations or Fees Could Affect our Broadcasting Operations

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently, we pay royalties to song composers, publishers, and performers indirectly through third parties. Any proposed legislation that is adopted into law could add an additional layer of royalties to be paid directly to the record labels and artists. While this proposed legislation did not become law, it has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments would have on our results of operations, cash flows or financial position.

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

FCC Regulations May Restrict our Ability to Create Duopolies under Joint Service Agreements, which Could Harm our Existing Operations

In our Joplin market, we have created a duopoly by entering into a joint sales agreement (“JSA”). The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. This rule became effective on June 19, 2014. However, as a result of action by the U.S. Congress in 2015, stations that have a television JSA signed before the release of FNPRM will have until October 1, 2025, to ensure that the agreement complies with the Commission’s media ownership rules or to come into compliance with the media ownership results by another means. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has not granted such a waiver and has provided little guidance on what factors must be present for a waiver to be granted. This new rule may require us to amend or terminate our existing JSA with Surtsey for periods following October 1, 2025. For further details on the quadrennial review see “Federal Regulation of Radio and Television Broadcasting” in Item 1 of this Form 10-K

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

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

New Laws or Regulations that Eliminate or Limit the Scope of our Cable Coverage Rights or Affect How We Negotiate Our Agreements, Could Have a Material Adverse Impact on our Television Operations

We no longer rely on “must carry” to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiation process between broadcasters and MVPDs and this may affect our negotiating strategies and the economic results we achieve in such negotiations.

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desires and are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry out low-power stations, we may face future uncertainty with respect to the availability of MVPD carriage for our low-power stations.

Retransmission Consent Agreements May be Terminated or Not Extended Following Their Current Termination Dates

We are also dependent, in significant part, on our retransmission consent agreements. Our current retransmission consent agreements expire at various times over the next several years. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to negotiate future retransmission consent agreements could have a material adverse effect on our business and results of operations.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by potential legislative or regulatory charges to the framework under which these agreements are negotiated.

Retransmission Consent Revenue May Not Continue to Grow at Recent Rages and are Subject to Reverse Network Compensation

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-term and beyond, the rate of growth of such revenue may not continue at recent and current rates and may be detrimentally affected by network program suppliers seeking increased reverse network compensation and growing concentration in the cable television industry that may result in the amounts that cable operators are willing to pay for programming.

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 3, 2016, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 63% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2015 the studios and offices of 26 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 8 months to 9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 74 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Year	High	Low

2014:
First Quarter	$55.00	$42.28
Second Quarter	$50.93	$36.76
Third Quarter	$43.92	$33.58
Fourth Quarter	$45.49	$34.57
2015:
First Quarter	$45.61	$38.75
Second Quarter	$43.15	$37.51
Third Quarter	$40.80	$33.53
Fourth Quarter	$48.09	$33.57

The closing price for the Company’s Class A Common Stock on March 3, 2016 as reported by the NYSE MKT was $39.92. As of March 3, 2015, there were approximately 180 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

On November 17, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.25 per share on its Classes A and B shares. This dividend totaling $2.9 million was paid on December 11, 2015 to shareholders of record on November 30, 2015.

On September 2, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on October 2, 2015 to shareholders of record on September 14, 2015.

On June 10, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on July 10, 2015 to shareholders of record on June 22, 2015.

On March 25, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on April 17, 2015 to shareholders of record on April 6, 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2015, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
Number of Securities
Remaining Available for
	Number of Shares to				Future Issuance
	be Issued Upon		Weighted-Average		Under Equity
	Exercise of Outstanding		Exercise Price of Outstanding Options,		Compensation Plans
Plan Category	Options Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		421,376
2003 Stock Option Plan	—		$—		—
2005 Incentive Compensation Plan	135,824	(1)	$28.47	(2)	464,565
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	135,824				885,941

(1)	Includes 106,789 shares of restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2015. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
		Average	as Part of	be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2015	-	$-	-	$25,447,212
November 1 – November 30, 2015	12,280	$42.55	522,514	$24,924,698
December 1 – December 31, 2015	-	$-	-	$24,924,698
Total	12,280	$42.55	522,514	$24,924,698

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 of our Class A Common Stock against the cumulative total return of the NYSE MKT Stock Market (US Companies) and a New Peer Group selected by us consisting of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., The E.W. Scripps Company, The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The Old Peer Group consisted of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., Journal Communications, Inc., The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc. and Spanish Broadcasting System, Inc. The change to the New Peer Group in 2015 was due to providing a more comparable and similarly aligned Peer Group going forward given mergers and acquisitions within the industry. The graph and table assume that $100 was invested on December 31, 2010, in each of our Class A Common Stock, the NYSE MKT Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend

Symbol	Total Return For:	12/10	12/11	12/12	12/13	12/14	12/15

	Saga Communications Inc.	100.00	143.79	186.14	277.80	251.01	228.23

	NYSE MKT Stock Market (US Companies)	100.00	91.23	100.21	110.47	116.09	90.28

	New Peer Group	100.00	125.53	166.60	256.56	239.30	234.50

	Old Peer Group	100.00	114.85	152.35	233.94	218.27	215.04

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2015(5)	2014(3)(4)	2013 (1)(2)	2012 (1)(2)	2011 (1)(2)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$132,856	$133,998	$129,478	$130,259	$125,273
Station Operating Expense	97,268	98,424	92,977	90,288	90,929
Corporate General and Administrative	10,091	8,901	8,172	7,960	7,590
Other operating (income) expense	541	(1,210)	—	—	—
Impairment of Intangible Assets	874	1,936	2,033	—	—
Operating Income From Continuing Operations	$24,082	$25,947	$26,296	$32,011	$26,754
Interest Expense	$888	$1,064	$1,305	$1,733	$3,420
Net Income (Loss):
From Continuing Operations	$13,414	$14,904	$15,050	$18,060	$12,885
From Discontinued Operations	—	—	223	(135)	(254)
Net Income (Loss)	$13,414	$14,904	$15,273	$17,925	$12,631
Basic Earnings (Loss) Per Share:
From Continuing Operations	$2.31	$2.57	$2.62	$3.19	$2.28
From Discontinued Operations	—	—	0.04	(0.02)	(0.04)
Earnings (Loss) Per Share	$2.31	$2.57	$2.66	$3.17	$2.24
Weighted Average Common Shares	5,706	5,700	5,681	5,659	5,651
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$2.29	$2.55	$2.60	$3.18	$2.28
From Discontinued Operations	—	—	0.04	(0.02)	(0.05)
Earnings (Loss) Per Share	$2.29	$2.55	$2.64	$3.16	$2.23
Weighted Average Common and Common Equivalent Shares	5,740	5,753	5,745	5,672	5,656
Cash Dividends Declared Per Common Share	$1.10	1.80	1.80	1.24	—

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$33,557	$30,554	$28,079	$27,066	$16,322
Net Property and Equipment	$58,131	$55,187	$56,337	$58,462	$60,622
Net Intangible and Other Assets	$98,545	$93,270	$94,806	$98,434	$98,752
Total Assets	$204,571	$192,044	$193,224	$197,330	$190,334
Long-term Debt Including Current Portion	$36,365	$36,078	$46,078	$58,828	$69,078
Stockholders’ Equity	$122,816	$115,245	$109,701	$104,209	$92,975

(1)	In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information prior to the split has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(2)	In January 2013, the Company sold WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

(3)	In December 2014, the Company sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network, the Minnesota Farm Network.

(4)	Reflects the results of WFIZ-FM, acquired in January 2014.

(5)	Reflects the results of WSVA-AM, WHBG-AM, WQPO-FM, WWRE-FM, and WMQR-FM acquired in August 2015 and WSIG-FM acquired in September 2015. In December 2015 the Company disposed of the Illinois Radio Network.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, write-off debt issuance costs, other (income) expense, and income tax provision are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations and one Radio News Network that we disposed of on December 31, 2015. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2015, 2014 and 2013, approximately 89%, 88% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly decreased in 2013 and 2015 as they were non-election years. In 2014 we had significant increases in revenue due the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

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

We are continuing to expand our digital initiative to provide a seamless experience across numerous platforms allowing our listeners and viewers to connect with our products where and when they want. We continue to create opportunities through targeted digital advertising and an array of digital services that include online promotions, mobile messaging, and email marketing.

In addition, we continue the rollout of HD radio™. HD radio™ utilizes digital technology that provides improved sound quality over standard analog broadcasts and also allows for the delivery of additional channels of diversified programming or data streaming in each radio market.

During the years ended December 31, 2015, 2014 and 2013, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 34%, 34%, and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2015	2014	2013

Market:
Columbus, Ohio	7%	7%	7%
Des Moines, Iowa	7%	6%	7%
Manchester, New Hampshire	5%	5%	5%
Milwaukee, Wisconsin	10%	11%	10%
Norfolk, Virginia	5%	5%	5%

During the years ended December 31, 2015, 2014 and 2013, the radio stations in our five largest markets when combined, represented approximately 36%, 32% and 39%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2015	2014	2013

Market:
Columbus, Ohio	8%	7%	8%
Des Moines, Iowa	6%	5%	5%
Manchester, New Hampshire	7%	7%	8%
Milwaukee, Wisconsin	11%	10%	11%
Norfolk, Virginia	4%	3%	7%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2015, 2014 and 2013, approximately 85%, 83% and 82%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly decreased in 2013 and 2015 as they were non-election years. In 2014 we had significant increases in revenue due the number of congressional, senatorial, gubernatorial and local elections in most of our markets.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 10% and 9% of our net operating revenues, and approximately 13%, 13% and 12% of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the years ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2015, 2014 and 2013.

Consolidated Results of Operations

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2015	2014	2013	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$132,856	$133,998	$129,478	$(1,142)	(0.9)%	$4,520	3.5%
Station operating expense	97,268	98,424	92,977	(1,156)	(1.2)%	5,447	5.9%
Corporate G&A	10,091	8,901	8,172	1,190	13.4%	729	8.9%
Other operating expense (income), net	541	(1,210)	—	1,751	N/M	(1,210)	N/M
Impairment of intangible assets	874	1,936	2,033	(1,062)	(54.9)%	(97)	(4.8)%
Operating income from continuing operations	24,082	25,947	26,296	(1,865)	(7.2)%	(349)	(1.3)%
Interest expense	888	1,064	1,305	(176)	(16.5)%	(241)	(18.5)%
Write-off debt issuance costs	557	—	55	557	N/M	(55)	N/M
Other income	(417)	(71)	(106)	(346)	N/M	35	33.0%
Income from continuing operations before income tax	23,054	24,954	25,042	(1,900)	(7.6)%	(88)	(0.4)%
Income tax provision	9,640	10,050	9,992	(410)	(4.1)%	58	0.6%
Income from continuing operations, net of income tax	13,414	14,904	15,050	(1,490)	(10.0)%	(146)	(1.0)%
Income (loss) from discontinued operations, net of income tax	—	—	223	—	—	(223)	N/M
Net income	$13,414	$14,904	$15,273	$(1,490)	(10.0)%	$(369)	(2.4)%
Earnings (loss) per share:
From continuing operations	$2.29	$2.55	$2.60	$(0.26)	(10.2)%	$(0.05)	(1.9)%
From discontinued operations	—	—	0.04	—	—	(0.04)	N/M
Earnings per share (fully diluted)	$2.29	$2.55	$2.64	$(0.26)	(10.2)%	$(0.09)	(3.4)%

Radio Broadcasting Segment

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2015	2014	2013	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$111,792	$113,627	$109,818	$(1,835)	(1.6)%	$3,809	3.5%
Station operating expense	83,188	85,167	79,933	(1,979)	(2.3)%	5,234	6.5%
Other operating expense (income), net	499	(1,210)	—	1,709	N/M	(1,210)	N/M
Impairment of intangible assets	874	1,936	2,033	(1,062)	(54.9)%	(97)	(4.8)%
Operating income	$27,231	$27,734	$27,852	$(503)	(1.8)%	$(118)	(0.4)%

Television Broadcasting Segment

				2014 vs. 2013		2014 vs. 2013
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2015	2014	2013	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$21,064	$20,371	$19,660	$693	3.4%	$711	3.6%
Station operating expense	14,080	13,257	13,044	823	6.2%	213	1.6%
Other operating expense	32	—	—	32	N/M	—	N/M
Operating income	$6,952	$7,114	$6,616	$(162)	(2.3)%	$498	7.5%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income from continuing operations:

			Corporate
Year Ended December 31, 2015:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$111,792	$21,064	$—	$132,856
Station operating expense	83,188	14,080	—	97,268
Corporate general and administrative	—	—	10,091	10,091
Other operating expense	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss) from continuing operations	$27,231	$6,952	$(10,101)	$24,082

			Corporate
Year Ended December 31, 2014:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating (income) expense	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss) from continuing operations	$27,734	$7,114	$(8,901)	$25,947

			Corporate
Year Ended December 31, 2013:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated

For the year ended December 31, 2015, consolidated net operating revenue was $132,856,000 compared with $133,998,000 for year ended December 31, 2014, a decrease of $1,142,000 or less than 1%. We had a decrease of approximately $666,000 generated by stations we owned or operated for the comparable period in 2014 (“same station”), and a decrease in net operating revenue of approximately $476,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station revenue was due to decreases in gross political revenue, and gross national revenue of $3,140,000, and $1,219,000, respectively, from 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets. The decrease in gross national revenue was primarily attributable to declines in our Illinois Radio Network, Manchester, New Hampshire, Milwaukee, Wisconsin, and Victoria, Texas markets. These decreases to revenue were partially offset by increases in gross retransmission revenue, gross interactive revenue, gross non-spot revenue, and gross local revenue of $1,616,000, $615,000, $389,000 and $362,000, respectively and a decrease in agency commission of $733,000 from 2014. The increase in gross retransmission revenue was due to increases in both of our television markets during 2015. Gross interactive revenue increased primarily due to increased targeted display advertising sales in most of our radio markets. We had increases in gross non-spot revenue at our Manchester, New Hampshire and Milwaukee, Wisconsin markets. Gross local revenue increased 0.3%. Of the decrease in revenue attributable to stations we did not own or operate for the entire comparable period $2,398,000 was attributable to the radio information networks which we sold in 2014 and therefore had no revenue in 2015, offset by a $1,922,000 increase in revenue attributable to stations we acquired in 2015.

Station operating expense was $97,268,000 for the year ended December 31, 2015, compared with $98,424,000 for the year ended December 31, 2014, a decrease of $1,156,000 or 1.2%. The overall decrease was attributable to a decrease in station operating expenses of $661,000 for those stations we owned and operated for the entire comparable period and a decrease of $495,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station is primarily a result of a decrease in licensing agreements of $1,434,000 partially offset by increases in sales commissions of $309,000, computer software fees of $293,000 and compensation related expenses of $184,000. Of the decrease in station operating expense attributable to stations we did not own or operate for the entire comparable period $2,258,000 was attributable to the radio information networks which we sold in 2014 and therefore had no expenses in 2015, offset by a $1,763,000 increase in station operating expense attributable to stations we acquired in 2015.

Operating income from continuing operations for the year ended December 31, 2015 was $24,082,000 compared to $25,947,000 for the year ended December 31, 2014, a decrease of $1,865,000, or 7.2%. The decrease was a result of the decrease in net operating revenue offset by the decrease in station operating expense, described above, combined with a $1,190,000, or 13.4% increase in corporate general and administrative expense, and an increase in other operating expense of $1,751,000. Operating income for 2015 and 2014 also included a non-cash impairment charge of $874,000 and $1,936,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements). The increase in corporate expenses is due to an increase in non-cash compensation related to the amortization of restricted stock grants of $829,000 and an increase in consulting fees of $293,000. Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 9 of the financial statements. During 2014, other operating income of $1,210,000 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network), as discussed in Note 9 of the financial statements.

We generated net income of $13,414,000 ($2.29 per share on a fully diluted basis) for the year ended December 31, 2015, compared with $14,904,000 ($2.55 per share on a fully diluted basis) for the year ended December 31, 2014, a decrease of $1,490,000 or 10%. In 2015 we had a decrease in operating income from continuing operations of $1,865,000, as described above, and $557,000 related to the write-off of debt issuance costs during 2015. These were partially offset by a decrease in income tax expense of $410,000, a decrease in interest expense of $176,000 driven by a decrease in average debt outstanding and an increase in other income of $346,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters.

Radio Segment

For the year ended December 31, 2015, net operating revenue of the radio segment was $111,792,000 compared with $113,627,000 for the year ended December 31, 2014, a decrease of $1,835,000 or 1.6%. During 2015, we had a decline in net revenue generated by radio stations that we owned or operated for the comparable period in 2014 of $1,359,000 and a decrease in net operating revenue of approximately $476,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station revenue was primarily attributable to the decrease in gross political revenue of $1,731,000, partially offset by an increase in gross interactive revenue of $621,000 and an increase in gross non-spot revenue of $389,000. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in most of our markets during 2015. Gross interactive revenue increased primarily due to increased targeted display advertising sales in most of our radio markets. We had increases in gross non-spot revenue at our Manchester, New Hampshire and Milwaukee, Wisconsin markets. Of the decrease in revenue attributable to stations we did not own or operate for the entire comparable period $2,398,000 was attributable to the radio information networks which we sold in 2014 and therefore had no revenue in 2015, offset by a $1,922,000 increase in revenue attributable to stations we acquired in 2015.

Station operating expense for the radio segment was $83,188,000 for the year ended December 31, 2015, compared with $85,167,000 for the year ended December 31, 2014, a decrease of $1,979,000 or 2.3%. The overall decrease was attributable to a decrease of $1,484,000 for those stations we owned or operated for the entire comparable period and a decrease of $495,000 attributable to stations that we did not own or operate for the entire comparable period. The decrease in same station is primarily a result of a decrease in licensing agreements of $1,434,000. Of the decrease in station operating expense attributable to stations we did not own or operate for the entire comparable period $2,258,000 was attributable to the radio information networks which we sold in 2014 and therefore had no expenses in 2015, offset by a $1,763,000 increase in station operating expense attributable to stations we acquired in 2015.

Operating income for the radio segment decreased $503,000 or 1.8% to $27,231,000 for the year ended December 31, 2015, from $27,734,000 for the year ended December 31, 2014. The decrease was a result of the decrease in net operating revenue offset by the decrease in station operating expense, described above, combined with an increase in other operating expense of $1,709,000. Operating income for 2015 and 2014 also included a non-cash impairment charge of $874,000 and $1,936,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements). Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 9 of the financial statements. During 2014, other operating income of $1,210,000 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network), as discussed in Note 9 of the financial statements.

Television Segment

For the year ended December 31, 2015, net operating revenue of our television segment was $21,064,000 compared with $20,371,000 for the year ended December 31, 2014, an increase of $693,000 or 3.4%. The increase in net operating revenue was due to increases in gross retransmission revenue and gross local revenue of $1,616,000 and $377,000, respectively and a decrease in agency commission of $198,000 from 2014. The increase in gross retransmission revenue was due to increases in both of our television markets during 2015. Gross local revenue increased due to an increase at our Victoria, Texas market. These improvements to revenue were offset by decreases in gross political revenue, and gross national revenue of $1,144,000, and $361,000, respectively, from 2014. The decrease in gross political revenue was due to a lower number of congressional, senatorial, gubernatorial and local elections in both of our markets. The decrease in gross national revenue was primarily attributable to declines in our Victoria, Texas market.

Station operating expense in the television segment for the year ended December 31, 2015 was $14,080,000, compared with $13,257,000 for the year ended December 31, 2014, an increase of $823,000 or 6.2%. The increase in station operating expense was due to increased retransmission fees of $257,000, an increase in compensation related expenses of $267,000 and an increase in advertising and promotion expenses of $68,000. The retransmission cost increases are a direct result of increased revenue in 2015.

Operating income in the television segment for the year ended December 31, 2015 was $6,952,000 compared with $7,114,000 for the year ended December 31, 2015, a decrease of $162,000 or 2.3%. The decrease was a result of the increase in station operating expenses, partially offset by an increase in net operating revenue, described in detail above, combined with an increase in other operating expenses of $32,000 related to the loss on the disposal of fixed assets.

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

Station operating expense was $98,424,000 for the year ended December 31, 2014, compared with $92,977,000 for the year ended December 31, 2013, an increase of $5,447,000 or 6%. The increase was primarily attributable to license agreements entered into during the 3 rd and 4 th quarter of 2014 to license historic Nielsen data in selected markets. Additionally in 2014, we had increases in health insurance, sales commissions, programming salaries and property and casualty insurance of $510,000, $346,000, $288,000 and $153,000, respectively.

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

Station operating expense for the radio segment was $85,167,000 for the year ended December 31, 2014, compared with $79,933,000 for the year ended December 31, 2013, an increase of $5,234,000 or 7%. The increase was primarily attributable to license agreements entered into during the 3 rd and 4 th quarter of 2014 to license historic Nielsen data in selected markets. Additionally in 2014, we had increases in health insurance, sales commissions, programming salaries and property and casualty insurance of $402,000, $310,000, $289,000 and $127,000, respectively.

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

The proceeds from the Credit Facility were used to repay all amounts outstanding on our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $557 thousand, pre-tax, due to entering into this new credit facility during the quarter ended September 30, 2015.

Approximately $266 thousand of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.25% at December 31, 2015), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2015.

Our Old Credit Agreement consisted of a $30 million term loan and a $90 million revolving loan originally scheduled to mature on May 31, 2018. Our indebtedness under the Old Credit Agreement was secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Old Credit Agreement was used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

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

In 2003, we entered into an agreement of understanding with Surtsey Media, LLC (“Surtsey Media”), a wholly-owned subsidiary of Surtsey Productions, Inc., whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2015, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2015, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the years ended December 31, 2015, 2014 and 2013, we had net cash flows from operating activities of $28,535,000, $25,416,000 and $26,712,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2015, we have repurchased two million shares of our Class A Common Stock for $50.8 million. During the year ended December 31, 2015, approximately 13,000 shares were retained for payment of withholding taxes for $563,000 related to the vesting of restricted stock and approximately 116,000 shares were purchased in connection with the exercise of stock options of $4,163,000.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2015 were $5,543,000 ($5,524,000 in 2014). We anticipate capital expenditures in 2016 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

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

On November 17, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend totaling $2.9 million was paid on December 11, 2015 to shareholders of record on November 30, 2015.

On March 2, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.5 million, will be paid on April 15, 2016 to shareholders of record on March 28, 2016.

On August 1, 2015, we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WWRE-FM, WMQR-FM and WQPO-HD3) from M. Belmont VerStandig, Inc., serving the Harrisonburg, Virginia market for approximately $10,131,000, which included $128,000 in transactional costs. Cash was utilized to fund the acquisition.

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

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for $13,000,000. We completed this acquisition on February 3, 2016. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations in 2016.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2015:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$36,365	$—	$1,078	$35,287	$—
Interest Payments on Long-Term Debt(2)	3,258	728	1,398	1,132	—
Operating Leases	8,286	1,327	2,160	1,327	3,472
Purchase Obligations(3)	53,112	28,340	15,967	7,089	1,716
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$101,021	$30,395	$20,603	$44,835	$5,188

(1)	Under our Credit Facility, the maturity on outstanding debt of $36.4 million could be accelerated if we do not maintain certain covenants. Long-Term Debt Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 4 and 10 of the Notes to Consolidated Financial Statements).
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $19,486,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian, $21,275,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses and $12,351,000 in obligations under asset purchase agreements to acquire broadcast properties.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-3% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2015, from 3.0% to 4.0% or from $664,000 to $883,000 would result in a decrease in net income of $131,400, net of taxes for the year ended December 31, 2015.

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

Broadcast Licenses and Goodwill:   As of December 31, 2015, we have recorded approximately $88,106,000 in broadcast licenses and $2,874,000 in goodwill, which represents 44.5% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

During the fourth quarter of 2015, we recognized a $874,000 impairment charge for broadcast licenses in certain of our radio markets primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Columbus, Ohio market. There were no impairment indicators for goodwill. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

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

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2015, the Company would have recorded an additional broadcast license impairment of approximately $1.5 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2015, the Company would have recorded an additional broadcast license impairment of approximately $4.0 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2015, the Company would have recorded an additional broadcast license impairment of approximately $7.9 million.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2015 than they did during 2015, our interest expense would increase, and income before taxes would decrease by $351,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments”, (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ” (“ASU 2015-05”), with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. ASU 2015-05 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ” (“ASU 2015-03”), and in August 2015 the FAS issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with line of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We currently present deferred financing costs related to our line of credit within Other assets.  ASU 2015-03 and ASU 2015-15 are effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and are not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis ” (“ASU 2015-02”) , which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items ” (“ASU 2015-01”), which simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 is effective for the first interim period within annual reporting periods beginning after December 15, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern ” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (“ASU 2015-14”), which delayed the effective date by one year. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting as of December 31, 2015 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saga Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Saga Communications, Inc., as of December 31, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2015 of Saga Communications, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ UHY LLP

Farmington Hills, Michigan

March 14, 2016

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms	51
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2015 and 2014	53
— Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	54
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	55
— Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	56
Notes to Consolidated Financial Statements	57

2.	Financial Statement Schedules

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

To the Board of Directors and
Shareholders of Saga Communications, Inc.

We have audited the accompanying consolidated balance sheet of Saga Communications, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ UHY LLP

Farmington Hills, Michigan

March 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated balance sheet of Saga Communications, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the company elected to adopt an amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective October 1, 2014. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

Detroit, Michigan

March 13, 2015

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$21,614	$17,907
Accounts receivable, less allowance of $664 ($395 in 2014)	21,300	20,661
Prepaid expenses and other current assets	2,608	2,957
Barter transactions	1,266	1,217
Deferred income taxes	1,107	845
Total current assets	47,895	43,587
Net property and equipment	58,131	55,187
Other assets:
Broadcast licenses, net	88,106	86,762
Goodwill	2,874	326
Other intangibles, deferred costs and investments, net of accumulated amortization of $11,336 ($11,796 in 2014)	7,565	6,182
	$204,571	$192,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,799	$2,133
Accrued expenses:
Payroll and payroll taxes	7,401	6,788
Other	2,792	2,756
Barter transactions	1,346	1,356
Total current liabilities	14,338	13,033
Deferred income taxes	27,688	23,786
Long-term debt	36,365	36,078
Broadcast program rights	780	805
Other liabilities	2,584	3,097
Total liabilities	81,755	76,799
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,603 issued (6,446 in 2014)	66	64
Class B common stock, $.01 par value, 3,500 shares authorized, 865 issued and outstanding (843 in 2014)	8	8
Additional paid-in capital	57,510	52,496
Retained earnings	98,180	91,178
Treasury stock (1,612 shares in 2015 and 1,489 in 2014, at cost)	(32,948)	(28,501)
Total stockholders’ equity	122,816	115,245
	$204,571	$192,044

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)

Net operating revenue	$132,856	$133,998	$129,478
Operating expenses (income):
Station operating expense	97,268	98,424	92,977
Corporate general and administrative	10,091	8,901	8,172
Other operating expense (income), net	541	(1,210)	—
Impairment of intangible assets	874	1,936	2,033
	108,774	108,051	103,182
Operating income from continuing operations	24,082	25,947	26,296
Other (income) expenses:
Interest expense	888	1,064	1,305
Write-off debt issuance costs	557	—	55
Other income	(417)	(71)	(106)
Income from continuing operations before income tax	23,054	24,954	25,042
Income tax provision:
Current	6,000	6,665	7,187
Deferred	3,640	3,385	2,805
	9,640	10,050	9,992
Income from continuing operations, net of income tax	13,414	14,904	15,050
Income from discontinued operations, net of income tax	—	—	223
Net income	$13,414	$14,904	$15,273
Basic earnings per share
From continuing operations	$2.31	$2.57	$2.62
From discontinued operations	—	—	.04
Basic earnings per share	$2.31	$2.57	$2.66
Weighted average common shares	5,706	5,700	5,681
Diluted earnings per share
From continuing operations	$2.29	$2.55	$2.60
From discontinued operations	—	—	.04
Diluted earnings per share	$2.29	$2.55	$2.64
Weighted average common and common equivalent shares	5,740	5,753	5,745
Dividends declared per share	$1.10	$1.80	$1.80

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2013	6,369	$64	797	$8	$51,061	$81,746	$(28,670)	$104,209
Net income						15,273		15,273
Conversion of shares from Class B to Class A	1		(1)					—
Issuance of restricted stock	30		20					—
Net proceeds from exercised options	9				275			275
Dividends declared per common share						(10,326)		(10,326)
Compensation expense related to restricted stock awards					135			135
Purchase of shares held in treasury							(95)	(95)
401(k) plan contribution					(15)		245	230
Balance at December 31, 2013	6,409	$64	816	$8	$51,456	$86,693	$(28,520)	$109,701
Net income						14,904		14,904
Conversion of shares from Class B to Class A	3		(3)					—
Issuance of restricted stock	27		30					—
Net proceeds from exercised options	7				244			244
Dividends declared per common share						(10,419)		(10,419)
Compensation expense related to restricted stock awards					826			826
Purchase of shares held in treasury							(254)	(254)
401(k) plan contribution					(30)		273	243
Balance at December 31, 2014	6,446	$64	843	$8	$52,496	$91,178	$(28,501)	$115,245
Net income						13,414		13,414
Conversion of shares from Class B to Class A	40	1	(40)	(1)				—
Issuance of restricted stock	26		30					—
Forfeiture of restricted stock	(2)							—
Net proceeds from exercised options	93	1	32	1	3,393		(4,162)	(767)
Dividends declared per common share						(6,412)		(6,412)
Compensation expense related to restricted stock awards					1,655			1,655
Purchase of shares held in treasury							(563)	(563)
401(k) plan contribution					(34)		278	244
Balance at December 31, 2015	6,603	$66	865	$8	$57,510	$98,180	$(32,948)	$122,816

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$13,414	$14,904	$15,273
Income (loss) from discontinued operations, net of tax	—	—	223
Income from continuing operations	13,414	14,904	15,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,824	6,702	6,768
Deferred income taxes	3,640	3,385	2,805
Impairment of intangible assets	874	1,936	2,033
Broadcast program rights amortization	637	637	637
Amortization of deferred costs	131	187	204
Compensation expense related to restricted stock awards	1,655	826	135
(Gain) loss on sale of assets	541	(1,281)	(126)
Other (gains) losses, net	—	—	20
Gain on insurance claim	(417)	—	—
Barter revenue, net	(113)	(208)	(11)
Deferred and other compensation	(41)	(129)	19
Write-off of debt issuance costs	557	—	55
Income tax expense (benefit) on exercise of options	—	10	(13)
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	233	(1,521)	160
Payments for broadcast program rights	(635)	(627)	(628)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	1,235	595	(396)
Total adjustments	15,121	10,512	11,662
Net cash provided by operating activities	28,535	25,416	26,712
Cash flows from investing activities:
Acquisition of property and equipment	(5,543)	(5,524)	(5,152)
Proceeds from sale and disposal of assets	168	90	792
Proceeds from insurance claim	777	—	—
Proceeds from sale of networks	—	1,640	—
Proceeds from sale of television station	—	—	2,960
Acquisition of broadcast properties	(11,842)	(903)	—
Other investing activities	(666)	(11)	(410)
Net cash used in investing activities	(17,106)	(4,708)	(1,810)
Cash flows from financing activities:
Payments on long-term debt	(35,000)	(10,000)	(12,750)
Proceeds from long-term debt	35,287	—	—
Cash dividends paid	(6,412)	(10,419)	(10,326)
Payments for debt issuance costs	(266)	—	(289)
Other financing activities	(1,331)	(10)	176
Net cash used in financing activities	(7,722)	(20,429)	(23,189)
Net increase in cash and cash equivalents	3,707	279	1,713
Cash and cash equivalents, beginning of year	17,907	17,628	15,915
Cash and cash equivalents, end of year	$21,614	$17,907	$17,628

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2015 we owned or operated ninety-nine radio stations, four television stations, and five low-power television stations serving twenty-six markets throughout the United States.

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

Concentration of Risk

Our top six markets when combined represented 44%, 43% and 44% of our net operating revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2015 and 2014.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2015.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2015, 2014 and 2013 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period
	(in thousands)

December 31, 2015	$395	$339	$99	$(169)	$664
December 31, 2014	$578	$139	$—	$(322)	$395
December 31, 2013	$577	$293	$—	$(292)	$578

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2015, 2014 and 2013.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2015	2014
		(In thousands)

Land and land improvements	—	$13,207	$11,026
Buildings	31.5 years	34,543	33,275
Towers and antennae	7-15 years	27,616	26,191
Equipment	3-15 years	79,624	79,216
Furniture, fixtures and leasehold improvements	7-20 years	8,263	8,104
Vehicles	5 years	3,821	3,790
		167,074	161,602
Accumulated depreciation		(108,943)	(106,415)
Net property and equipment		$58,131	$55,187

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $6,593,000, $6,648,000 and $6,716,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 107 broadcast licenses serving 26 markets, some of which are currently under renewal, while others require renewal over the period of 2016-2023. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from 4 to 26 years. Other intangibles are amortized over one to eleven years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2015, 2014 and 2013, we recognized interest expense related to the amortization of debt issuance costs of $131,000, $187,000 and $204,000, respectively. In 2015 we wrote-off unamortized debt issuance costs of $557,000, pre-tax, in connection with our new credit facility. In 2013 we also wrote-off unamortized debt issuance costs of $55,000, pre-tax, in connection with an amendment to our credit facility. See Note 4 – Long-Term Debt.

At December 31, 2015 and 2014 the net book value of debt issuance costs was $244,000, and $636,000, respectively, and was presented in Other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2015, we had remaining authorization of $24.9 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2015, 2014 and 2013, we acquired 129,384 shares at an average price of $36.53 per share, 6,165 shares at an average price of $41.15 per share and 2,179 shares at an average price of $43.98 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $2,804,000, $3,056,000 and $3,225,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Dividends

On November 17, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend totaling $2.9 million was paid on December 11, 2015 to shareholders of record on November 30, 2015.

On September 2, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on October 2, 2015 to shareholders of record on September 14, 2015.

On June 10, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on July 10, 2015 to shareholders of record on June 22, 2015.

On March 25, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on April 6, 2015 to shareholders of record on April 17, 2015.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)

Numerator:
Net income	$13,414	$14,904	$15,273
Less: Net income allocated to unvested participating securities	250	234	135
Net income available to common stockholders	$13,164	$14,670	$15,138
Denominator:
Denominator for basic earnings per share-weighted average shares	5,706	5,700	5,681
Effect of dilutive securities:
Stock options	34	53	64
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,740	5,753	5,745
Basic earnings per share	$2.31	$2.57	$2.66
Diluted earnings per share	$2.29	$2.55	$2.64

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from dilutive earnings per share calculation, was 0, 45,000 and 13,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments”, (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. ASU 2015-05 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Cost” (“ASU 2015-03”), and in August 2015 the FAS issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with line of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We currently present deferred financing costs related to our line of credit within Other assets.  ASU 2015-03 and ASU 2015-15 are effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted and are not expected to have a material impact on the Company’s consolidated financial statements.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (“ASU 2015-14”), which delayed the effective date by one year. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2015 and 2014 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2014	$78,872	$9,588	$88,460
Acquisitions	219	19	238
Impairment charge	(1,936)	—	(1,936)
Balance at December 31, 2014	$77,155	$9,607	$86,762
Acquisitions	2,218	—	2,218
Impairment charge	(874)	—	(874)
Balance at December 31, 2015	$78,499	$9,607	$88,106

 2015 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2015 and determined that the fair value of the broadcast licenses were less than the amount reflected in the balance sheet for one of the Company’s radio markets, Columbus, Ohio, and recorded non-cash impairment charge of $874,000 to reduce the carrying value of these assets to the estimated fair market value. The reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2015 were primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Columbus, OH market.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2015. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2015 and 2014: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained relatively consistent; and (4) current year revenues were 0.9 % lower than previously projected for 2015.

	Fourth	Fourth
	Quarter	Quarter
	2015	2014
Discount rates	12.2% - 12.4%	12.3% - 12.4%
Operating profit margin ranges	19.5% - 36.4%	20.8% - 36.4%
Market long-term revenue growth rates	1.3% - 3.1%	1.2% - 4.1%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill

During the fourth quarter of 2015, the Company performed its annual impairment test of its goodwill in accordance with ASC 350 and determined under the first step that the fair value of the Radio reporting unit was in excess of its carrying value (each segment is a reporting unit), and therefore, no impairment was indicated. For the years presented there was no goodwill related to the television reporting unit.

We have recorded the changes to goodwill for each of the years ended December 31, 2015 and 2014 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2014	$—	$—	$—
Acquisitions	326	—	326
Balance at December 31, 2014	$326	$—	$326
Acquisitions	2,548	—	2,548
Balance at December 31, 2015	$2,874	$—	$2,874

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2015 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,990	5,638	352
Customer relationships	1,346	177	1,169
Other intangibles	1,920	1,638	282
Total amortizable intangible assets	$13,117	$11,314	$1,803

We have recorded amortizable intangible assets at December 31, 2014 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,862	5,613	249
Other intangibles	1,766	1,609	157
Total amortizable intangible assets	$11,489	$11,083	$406

Aggregate amortization expense for these intangible assets for the years ended December 31, 2015, 2014 and 2013, was $231,000, $54,000 and $52,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $520,000, $520,000, $343,000, $71,000 and $67,000, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2015	2014
	(In thousands)

Credit Facility:
Revolving Credit Facility	$35,287	$-
Old Credit Agreement:
Term Loan	-	30,000
Revolving credit	-	5,000
Secured debt of affiliate	1,078	1,078
	36,365	36,078
Amounts payable within one year	-	-
	$36,365	$36,078

Future maturities of long-term debt are as follows:

Year Ending December 31,	(In thousands)

2016	$—
2017	1,078
2018	—
2019	—
2020	35,287
Thereafter	—
$36,365

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

 The proceeds from the Credit Facility were used to repay all amounts outstanding on our Old Credit Agreement and pay transactional fees. The unused portion of the Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks. We wrote-off unamortized debt issuance costs relating to the Old Credit Agreement of approximately $557,000, pre-tax, due to entering into this new agreement during the year ended December 31, 2015.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those debt issuance costs are included in other assets, net in the condensed consolidated balance sheets.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.25% at December 31, 2015), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2015) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2015.

Our Old Credit Agreement consisted of a $30 million term loan and a $90 million revolving loan originally scheduled to mature on May 31, 2018. Our indebtedness under the Old Credit Agreement was secured by a first priority lien on substantially all of our assets and of our subsidiaries, by a pledge of our subsidiaries’ stock and by a guarantee of our subsidiaries. The Old Credit Agreement was used for general corporate purposes, including working capital, capital expenditures, permitted acquisitions and related transaction expenses and permitted stock buybacks.

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

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Cash paid during the period for:
Interest	$751	$874	$1,103
Income taxes	$6,164	$7,319	$7,134
Non-cash transactions:
Barter revenue	$3,863	$3,844	$3,855
Barter expense	$3,750	$3,636	$3,844
Purchase of treasury shares in connection with exercise of stock options	$3,294	$—	$—
Acquisition of property and equipment	$48	$91	$104
Acquisition of broadcast properties	$50	$—	$—

On May 31, 2013, we amended the Old Credit Agreement to, among other things, change the allocation between the term loan and the revolving credit facility to $30 million and $90 million, respectively. This change in allocation was a non-cash transaction resulting in an increase of $27,750,000 on the revolving credit facility outstanding and a decrease in the term loan outstanding of $27,750,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014
	(In thousands)

Deferred tax liabilities:
Property and equipment	$7,093	$7,727
Intangible assets	21,668	18,134
Prepaid expenses	374	621
Total deferred tax liabilities	29,135	26,482
Deferred tax assets:
Allowance for doubtful accounts	226	158
Compensation	2,210	3,264
Other accrued liabilities	118	119
	2,554	3,541
Less: valuation allowance	—	—
Total net deferred tax assets	2,554	3,541
Net deferred tax liabilities	$26,581	$22,941
Current portion of deferred tax assets	$1,107	$845
Non-current portion of deferred tax liabilities	(27,688)	(23,786)
Net deferred tax liabilities	$(26,581)	$(22,941)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2015 and December 31, 2014, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2015 and 2014, net deferred tax liabilities include a deferred tax asset of $1,074,000 and $2,082,000, respectively, relating to deferred compensation and stock-based compensation expense. Full realization of the tax asset related to stock based compensation requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheets at December 31, 2015 and 2014. See Note 7 — Stock-Based Compensation for further discussion of stock-based compensation expense. During the year ended December 31, 2015, approximately 59,000 stock options expired of which approximately $893,000 had been previously recognized as stock compensation resulting in approximately $360,000 in tax expense. There were no stock option expirations in 2014 or 2013 that resulted in tax expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Current:
Federal	$4,850	$5,540	$6,210
State	1,150	1,125	1,125
Total current	6,000	6,665	7,335
Total deferred	3,640	3,385	2,805
	$9,640	$10,050	$10,140
Taxes are allocated as follows:
Continuing operations	$9,640	$10,050	$9,992
Discontinued operations	—	—	148
	$9,640	$10,050	$10,140

In addition, we recognized a tax expense of $230,000, $10,000 and a tax benefit of $9,200 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2015, 2014 and 2013, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)

Tax expense at U.S. statutory rates	$7,922	$8,630	$8,894
State tax expense, net of federal benefit	1,115	1,249	1,192
Other, net	603	178	105
Change in valuation allowance on loss carry forwards	—	(7)	(51)
	$9,640	$10,050	$10,140
Discontinued operations	—	—	148
	$9,640	$10,050	$9,992

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2014. During the first quarter of 2015, the IRS commenced an examination of the Company’s 2013 U.S. federal income tax return which was completed in the first quarter of 2016 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2015 and 2014 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2015 and 2014, we had no tax-related interest or penalties and had $0 accrued at December 31, 2015 and 2014.

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

Stock-Based Compensation

The Company’s stock-based compensation expense is measured and recognized for all stock-based awards to employees using the estimated fair value of the award. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award. For these awards, we have recognized compensation expense using a straight-line amortization method. Accounting guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest; therefore stock-based compensation has been adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. All stock options were fully expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013.

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

The following summarizes the stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2013	260,660	$34.69	3.0	$1,253,039
Granted	—	—
Exercised	(8,910)	29.41
Forfeited/canceled/expired	(17,963)	54.35
Outstanding at December 31, 2013	233,787	$33.38	2.1	$4,058,035
Granted	—	—
Exercised	(7,294)	34.80
Forfeited/canceled/expired	(13,323)	57.93
Outstanding at December 31, 2014	213,170	$31.79	1.2	$2,519,147
Granted	—	—
Exercised	(125,354)	27.09
Forfeited/canceled/expired	(58,781)	43.47
Outstanding at December 31, 2015	29,035	$28.47	1.4	$289,769
Vested and Exercisable at December 31, 2015	29,035	$28.47	1.4	$289,769

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,120,153, $100,300, and $155,500, respectively. Cash received from stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $101,200, $291,600 and $311,500, respectively.

There were no options granted during 2015, 2014 and 2013 and all stock options outstanding as of December 31, 2015 are fully vested.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2013	5,531	$17.97
Granted	50,062	46.51
Vested	(5,531)	17.97
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2013	50,062	$46.51
Granted	56,756	38.11
Vested	(16,529)	46.51
Forfeited/canceled/expired	(457)	46.51
Outstanding at December 31, 2013	89,832	$41.20
Granted	55,081	40.09
Vested	(36,142)	42.11
Forfeited/canceled/expired	(1,982)	43.62
Non-vested and outstanding at December 31, 2015	106,789	$40.28
Weighted average remaining contractual life (in years)	4.7

The weighted average grant date fair value of restricted stock that vested during 2015, 2014 and 2013 was $1,522,000, $769,000 and $99,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $3,993,000, $3,526,000 and $2,210,000 at December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013 we had $1,655,000, $826,000 and $135,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2015, 2014 and 2013 was $662,000, $330,000 and $53,000, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $2,300, $7,000 and $5,000 in 2015, 2014 and 2013, respectively. The Company’s discretionary contribution to the plan was approximately $250,000 $260,000 and $240,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2015, 2014 and 2013 was $138,000, $123,000 and $193,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Pending Acquisition

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for $13,000,000. We completed this acquisition in the on February 3, 2016. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations in 2016.

2015 Acquisitions and Disposition

On July 13, 2015 we acquired an FM translator serving the Manchester, New Hampshire market for approximately $45,000.

On August 1, 2015 we acquired two AM and three FM stations and one FM translator (WSVA-AM, WHBG-AM, WQPO-FM, WMQR-FM, WWRE-FM and WQPO-HD3) from M. Belmont VerStandig, Inc., serving the Harrisonburg, Virginia market for approximately $10,131,000, which included $128,000 in transactional costs. Cash was utilized to fund the acquisition. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Harrisonburg, Virginia market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

On August 26, 2015 we acquired an FM translator serving the Asheville, North Carolina market for approximately $125,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 1, 2015 we acquired two FM stations (WSIG-FM and WBOP-FM) from Gamma Broadcasting, LLC, serving the Harrisonburg, Virginia market for approximately $1,558,000, which included $92,000 in transactional costs. Cash was utilized to fund the acquisition. FCC multiple ownership rules prohibit us from owning both of these stations. In order to satisfy the multiple ownership requirements and receive FCC approval for this acquisition, we simultaneously donated WBOP-FM to Liberty University, Inc, a charitable organization. In exchange for donating WBOP-FM, including the Station, the FCC License and the Assets, we received an FM Translator W267BA, the FM Translator Assets, and the FM Translator FCC license, valued at approximately $50,000. We incurred a pre-tax loss of $400,000 as a result of this donation. This loss is recorded in other operating (income), expense, net on the Company’s Condensed Consolidated Statements of Income and reported in cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Harrisonburg, Virginia market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

On October 23, 2015 we acquired an FM translator serving the Charlottesville, Virginia market for approximately $30,000.

On November 12, 2015 we acquired an FM translator serving the Bucyrus, Ohio market for approximately $30,000.

On November 23, 2015 we acquired an FM translator serving the Charlottesville, Virginia market for approximately $150,000.

On December 31, 2015 we donated the Illinois Radio Network (“the network”) to the Illinois Policy Institute. The net book value of the network was approximately $7,000.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2015 and 2014 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2015 and 2014 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2015 acquisitions is preliminary at December 31, 2015.

Condensed Consolidated Balance Sheet of 2015 and 2014 Acquisitions

	Acquisitions in
	2015	2014
	(In thousands)
Assets Acquired:
Current assets	$977	$45
Property and equipment	4,614	424
Other assets:
Broadcast licenses-Radio segment	2,218	219
Broadcast licenses-Television segment	—	19
Goodwill-Radio segment	2,548	326
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	1,623	3
Total other assets	6,389	567
Total assets acquired	11,980	1,036
Liabilities Assumed:
Current liabilities	82	—
Total liabilities assumed	82	—
Net assets acquired	$11,898	$1,036

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2015 and 2014 assume the 2015 acquisitions occurred as of January 1, 2014. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2015	2014
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$139,458	$143,238
Station operating expense	102,226	104,912
Corporate general and administrative	10,091	8,901
Other operating expenses (income), net	541	(1,210)
Impairment of intangible assets	874	1,936
Operating income	25,726	28,699
Interest expense	888	1,064
Write-off of debt issuance costs	557	—
Other income	(417)	(71)
Income taxes	10,314	11,179
Net income	$14,384	$16,527
Basic earnings per share	$2.52	$2.90
Diluted earnings per share	$2.51	$2.87

	Years Ended December 31,
	2015	2014
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$118,394	$122,867
Station operating expense	88,146	91,655
Other operating expenses (income), net	499	(1,210)
Impairment of intangible assets	874	1,936
Operating income	$28,875	$30,486

	Years Ended December 31,
	2015	2014
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$21,064	$20,371
Station operating expense	14,080	13,257
Other operating expenses	32	—
Operating income	$6,952	$7,114

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year Ended December 31, 2015:
Net operating revenue	$118,394	$21,064	$—	$139,458
Station operating expense	88,146	14,080	—	102,226
Corporate general and administrative	—	—	10,091	10,091
Other operating expenses	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss)	$28,875	$6,952	$(10,101)	$25,726

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year Ended December 31, 2014:
Net operating revenue	$122,867	$20,371	$—	$143,238
Station operating expense	91,655	13,257	—	104,912
Corporate general and administrative	—	—	8,901	8,901
Other operating income	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss)	$30,486	$7,114	$(8,901)	$28,699

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Related Party Transactions

Principal Stockholder Employment Agreement

In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaces and supersedes his prior employment agreement. On February 12, 2016 we entered into an amendment to the agreement. The amendment extends the term of the employment agreement to March 31, 2021. The amendment also states that on each anniversary of the effective date of the employment agreement, the Company’s Compensation committee shall determine in its discretion the amount of any annual increases (which shall not be less than the greater of 4 % or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary.

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The amendment adds that the Company is authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2015 Mr. Christian’s average annual compensation, as defined by the employment agreement was approximately $1,463,000.

 In addition, if Mr. Christian’s employment is terminated for any reason, other than for cause, the Company will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years, and the current split dollar life insurance policy shall be transferred to Mr. Christian and his wife, and the Company shall reimburse Mr. Christian for any tax consequences of such transfer. The agreement contains a covenant not to compete restricting Mr. Christian from competing with the Company in any of its markets if he voluntarily terminates his employment with the Company or is terminated for cause, for a three year period thereafter. The amendment also entitles Mr. Christian to receive severance pay equal to 100% of his then base salary for 24 months payable in equal monthly installments and after the date upon which notice of termination is given, any unvested or time-vested stock options previously granted to Mr. Christian by the Company shall become immediately one hundred percent (100%) vested to the extent permitted by law.

On December 16, 2013, Mr. Christian agreed to defer approximately $100,000 of his 2014 salary which was paid 100% on January 16, 2015. On December 2, 2014, Mr. Christian agreed to defer approximately $100,000 of his 2015 salary which was paid 100% on January 8, 2016. On December 21, 2015, Mr. Christian agreed to defer approximately $100,000 of his 2016 salary to be paid 100% on January 6, 2017.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Warren S. Lada, Chief Operating Officer, Marcia K. Lobaito, Senior Vice President, Corporate Secretary and Director of Business Affairs, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term was extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media were increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, during 2015, 2014 and 2013 we paid Surtsey Media fees of approximately $3,800, $3,600 and $3,400 per month, respectively plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2015, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2015, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement were terminated, (ii) the terms of the continuing Station Agreements were extended nine years commencing from June 1, 2013 , with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, during 2015, 2014 and 2013 we paid fees of approximately $5,000, $4,800 and $4,500 per month, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $6,000, $6,000, and $6,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2015. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2015 was $1,477,000 ($1,503,000 and $1,394,000 for the years ended December 31, 2014 and 2013, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2015 (in thousands):

2016	$1,327
2017	1,144
2018	1,016
2019	732
2020	595
Thereafter	3,472
$8,286

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2015 (in thousands):

2016	$610
2017	477
2018	180
2019	37
2020	31
Thereafter	55
$1,390
Amounts due within one year (included in accounts payable)	610
$780

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

During the fourth quarter of 2015, as a result of our annual impairment test, the Company wrote down broadcast licenses with a carrying value of $13,282,000 to their fair value of $12,408,000, resulting in a non-cash impairment charge of $874,000, which is included in net income for the year ended December 31, 2015.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations and one radio network in 2015 and five radio networks in 2014 and 2013. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2015:
Net operating revenue	$111,792	$21,064	$—	$132,856
Station operating expense	83,188	14,080	—	97,268
Corporate general and administrative	—	—	10,091	10,091
Other operating expense	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss) from continuing operations	$27,231	6,952	(10,101)	24,082
Depreciation and amortization	$5,135	1,399	290	6,824
Capital additions	$3,436	1,970	137	5,543
Broadcast licenses, net	$78,499	9,607	—	88,106
Total assets at December 31, 2015	$150,855	23,091	30,625	204,571

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2014:
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating income	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss) from continuing operations	$27,734	7,114	(8,901)	25,947
Depreciation and amortization	$5,023	1,411	268	6,702
Capital additions	$3,856	929	739	5,524
Broadcast licenses, net	$77,155	9,607	—	86,762
Total assets at December 31, 2014	$142,068	22,509	27,467	192,044

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2013:
Net operating revenue	$109,818	$19,660	$—	$129,478
Station operating expense	79,933	13,044	—	92,977
Corporate general and administrative	—	—	8,172	8,172
Impairment of intangible assets	2,033	—	—	2,033
Operating income (loss) from continuing operations	$27,852	$6,616	$(8,172)	$26,296
Depreciation and amortization	$5,119	$1,421	$228	$6,768
Capital additions	$3,884	$872	$396	$5,152

15.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands, except per share data)
Net operating revenue	$29,061	$29,423	$34,358	$33,831	$33,831	$34,373	$35,606	$36,371
Station operating expenses	22,765	22,947	24,311	23,499	24,324	26,366	25,868	25,612
Corporate G&A	2,482	2,153	2,583	2,120	2,577	2,307	2,449	2,321
Other operating expense (income), net	—	—	14	—	433	—	94	(1,210)
Impairment of intangible assets	—	—	—	—	—	—	874	1,936
Operating income from continuing operations	3,814	4,323	7,450	8,212	6,497	5,700	6,321	7,712
Other (income) expenses:
Interest expense	241	272	244	272	229	268	174	252
Write-off of debt issuance costs	—	—	—	—	557
Other (income) expenses	(8)	(15)	(409)	(30)	—	7	—	(33)
Income before income tax	3,581	4,066	7,615	7,970	5,711	5,425	6,147	7,493
Income tax provision	1,450	1,627	3,141	3,193	2,599	2,180	2,450	3,050
Net income	$2,131	$2,439	$4,474	$4,777	$3,112	$3,245	$3,697	$4,443

Basic earnings per share	$.37	$.43	$.77	$.83	$.54	$.56	$.63	$.77
Weighted average common shares	5,710	5,690	5,712	5,699	5,724	5,699	5,732	5,709

Diluted earnings per share	$.36	$.42	$.77	$.82	$.53	$.56	$.63	$.76
Weighted average common and common equivalent shares	5,762	5,757	5,757	5,754	5,752	5,742	5,741	5,757

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

17. Other Income

During the second quarter of 2015, two transmitters in our Victoria, Texas market were significantly damaged by lightning. The Company’s insurance policy provided coverage for the replacement cost of the transmitters. The insurance settlement was finalized during the second quarter and the Company received cash proceeds of $777,000, resulting in a $417,000 gain. The gain on insurance settlement represents the difference between the replacement cost and carrying value of the transmitters. The gain is recorded in other income, in the Company’s Consolidated Statements of Income.

18. Subsequent Events

On March 2, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.5 million, will be paid on April 15, 2016 to shareholders of record on March 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2016.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2016.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ David B. Stephens	Director
David B. Stephens

/s/ Gary G. Stevens	Director
Gary G. Stevens

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	9	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	10	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	10	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(k)	*	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007
10(l)	12	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(m)	11	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
21	*	Subsidiaries.
23.1	*	Consent of UHY LLP.
23.2	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.
12	Exhibit filed with the Company’s Form 8-K filed on February 17, 2016 and incorporated by reference herein.

