Form 10-Q
period 2016-03-31
SAGA COMMUNICATIONS INC
filed 2016-05-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 2, 2016 was 4,995,865 and 864,856, respectively.

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$15,336	$21,614
Accounts receivable, net	19,519	21,300
Prepaid expenses and other current assets	3,574	2,608
Barter transactions	1,482	1,266
Deferred income taxes	1,097	1,107
Total current assets	41,008	47,895
Property and equipment	168,295	167,074
Less accumulated depreciation	110,371	108,943
Net property and equipment	57,924	58,131
Other assets:
Broadcast licenses, net	96,116	88,106
Goodwill	7,151	2,874
Other intangibles, deferred costs and investments, net	7,528	7,565
	$209,727	$204,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,840	$2,799
Payroll and payroll taxes	7,418	7,401
Other accrued expenses	4,239	2,792
Barter transactions	1,508	1,346
Total current liabilities	16,005	14,338
Deferred income taxes	28,253	27,688
Long-term debt	36,365	36,365
Other liabilities	3,942	3,364
Total liabilities	84,565	81,755
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	57,984	57,510
Retained earnings	99,739	98,180
Treasury stock	(32,635)	(32,948)
Total stockholders’ equity	125,162	122,816
	$209,727	$204,571

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,745	$29,061
Station operating expenses	24,685	22,765
Corporate general and administrative	2,717	2,482
Operating income	5,343	3,814
Interest expense	189	241
Other (income) expense, net	—	(8)
Income before income tax expense	5,154	3,581
Income tax expense	2,130	1,450
Net income	$3,024	$2,131
Earnings per share:
Basic	$0.52	$0.37
Diluted	$0.52	$0.36

Weighted average common shares	5,751	5,710

Weighted average common and common equivalent shares	5,759	5,762
Dividends declared per share	$0.25	$0.20

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$7,190	$7,587
Cash flows from investing activities:
Acquisition of property and equipment	(1,010)	(950)
Acquisition of broadcast properties	(12,483)	—
Other investing activities	25	2
Net cash used in investing activities	(13,468)	(948)
Cash flows from financing activities:
Other financing activities	—	(25)
Net cash used in financing activities	—	(25)
Net (decrease) increase in cash and cash equivalents	(6,278)	6,614
Cash and cash equivalents, beginning of period	21,614	17,907
Cash and cash equivalents, end of period	$15,336	$24,521

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$3,024	$2,131
Less: Net income allocated to unvested participating securities	56	32
Net income available to common stockholders	$2,968	$2,099

Denominator:
Denominator for basic earnings per share— weighted average shares	5,751	5,710
Effect of dilutive securities:
Stock options	8	52
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,759	5,762
Basic earnings per share	$0.52	$0.37
Diluted earnings per share	$0.52	$0.36

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 and 45,000 for the three months ended March 31, 2016 and 2015, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2016.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments”, (“ASU 2015-16”), which eliminated the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. This amendment was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. This amendment was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), and in August 2015 the FAS issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with line of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We currently present deferred financing costs related to our line of credit within Other assets. These amendments were adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amended the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. This amendment was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items” (“ASU 2015-01”), which simplified income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. This amendment was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2019-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual reporting the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2014-09 and ASU 2016-08 are effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2016:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2015	6,446	843
Exercised options	93	32
Conversion of shares	40	(40)
Issuance of restricted stock	26	30
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2015	6,603	865
Balance, March 31, 2016	6,603	865

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2016 we have remaining authorization of $24.9 million for future repurchases of our Class A Common Stock.

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

2016 Acquisitions

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We completed this acquisition on February 3, 2016. We operated this station under an LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Columbus, Ohio market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 16, 2016 we acquired an FM translator serving the Portland, Maine market for approximately $50,000.

On March 25, 2016 we acquired an FM translator serving the Milwaukee, Wisconsin market for approximately $50,000.

2015 Acquisitions and Dispositions

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2016 and 2015 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2016 and 2015 acquisitions is preliminary at March 31, 2016.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions

	Acquisitions in
	2016	2015
	(In thousands)
Assets Acquired:
Current assets	$814	$977
Property and equipment	376	4,614
Other assets:
Broadcast licenses-Radio segment	8,010	2,218
Broadcast licenses-Television segment	—	—
Goodwill-Radio segment	4,277	2,548
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	398	1,623
Total other assets	12,685	6,389
Total assets acquired	13,875	11,980
Liabilities Assumed:
Current liabilities	41	82
Total liabilities assumed	41	82
Net assets acquired	$13,834	$11,898

Pro Forma Results of Operations for Acquisitions and Dispositions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended March 31, 2016 and 2015 assume the 2016 and 2015 acquisitions and dispositions occurred as of January 1, 2015. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$32,745	$31,015
Station operating expense	24,700	24,457
Corporate general and administrative	2,717	2,482
Operating income	5,328	4,076
Interest expense	189	241
Other (income) expense, net	—	(8)
Income before income tax expense	5,139	3,843
Income tax expense	2,124	1,557
Net income	$3,015	$2,286
Basic earnings per share	$0.52	$0.40
Diluted earnings per share	$0.52	$0.40

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$27,464	$26,230
Station operating expense	21,155	21,114
Other operating income	(3)	—
Operating income	$6,312	$5,116

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$5,281	$4,785
Station operating expense	3,545	3,343
Other operating expense	3	—
Operating income	$1,733	$1,442

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2016:
Net operating revenue	$27,464	$5,281	$—	$32,745
Station operating expense	21,155	3,545	—	24,700
Corporate general and administrative	—	—	2,717	2,717
Other operating (income) expense, net	(3)	3	—	—
Operating income (loss)	$6,312	$1,733	$(2,717)	$5,328

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2015:
Net operating revenue	$26,230	$4,785	$—	$31,015
Station operating expense	21,114	3,343	—	24,457
Corporate general and administrative	—	—	2,482	2,482
Operating income (loss)	$5,116	$1,442	$(2,482)	$4,076

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2015 and 2016, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 and 2003 Plans for the three months ended March 31, 2016:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	29,035	$28.47	1.4	$289,769
Outstanding at March 31, 2016	29,035	$28.47	1.1	$336,516
Exercisable at March 31, 2016	29,035	$28.47	1.1	$336,516

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2016:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2016	106,789	$40.28
Forfeited	(262)	38.11
Non-vested and outstanding at March 31, 2016	106,527	$40.28

For the three months ended March 31, 2016 and 2015, we had $528,000 and $462,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2016 and 2015 was $211,000 and $185,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)

Revolving credit facility	$35,287	$35,287
Secured debt of affiliate	1,078	1,078
	36,365	36,365
Amounts payable within one year	—	—
	$36,365	$36,365

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

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5% at March 31, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2016.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2016:
Net operating revenue	$27,464	$5,281	$—	$32,745
Station operating expense	21,140	3,545	—	24,685
Corporate general and administrative	—	—	2,717	2,717
Other operating (income) expense, net	(3)	3	—	—
Operating income (loss)	$6,327	$1,733	$(2,717)	$5,343
Depreciation and amortization	$1,346	$321	$69	$1,736
Total assets	$163,401	$23,655	$22,671	$209,727

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2015:
Net operating revenue	$24,276	$4,785	$—	$29,061
Station operating expense	19,422	3,343	—	22,765
Corporate general and administrative	—	—	2,482	2,482
Operating income (loss)	$4,854	$1,442	$(2,482)	$3,814
Depreciation and amortization	$1,174	$347	$68	$1,589
Total assets	$139,354	$22,665	$33,529	$195,548

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Subsequent Events

On March 2, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, which is recorded within Other accrued expenses as of March 31, 2016, was paid on April 15, 2016 to shareholders of record on March 28, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2016 and 2015, approximately 87% and 89%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the increased number of national, state and local elections in most of our markets as compared to prior year.

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

During the three months ended March 31, 2016 and 2015 and the years ended December 31, 2015 and 2014, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 35%, 34%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2016	2015	2015	2014
Market:
Columbus, Ohio	9%	6%	7%	7%
Des Moines, Iowa	7%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	10%	11%	10%	11%
Norfolk, Virginia	4%	5%	5%	5%

During the three months ended March 31, 2016 and 2015 and the years ended December 31, 2015 and 2014, the radio stations in our five largest markets when combined, represented approximately 37%, 32%, 36% and 32%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2016	2015	2015	2014
Market:
Columbus, Ohio	9%	7%	8%	7%
Des Moines, Iowa	7%	5%	6%	5%
Manchester, New Hampshire	8%	6%	7%	7%
Milwaukee, Wisconsin	10%	11%	11%	10%
Norfolk, Virginia	3%	3%	4%	3%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2016 and 2015, approximately 81% and 85%, respectively of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the increased number of national, state and local elections in most of our markets as compared to prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 10%, 10% and 10%, respectively, of our net operating revenues, and approximately 14%, 14%, 13% and 13%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.) for the three months ended March 31, 2016 and 2015 and the years ended December 31, 2015 and 2014.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2016 and 2015.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,745	$29,061	$3,684	12.7%
Station operating expense	24,685	22,765	1,920	8.4%
Corporate general and administrative	2,717	2,482	235	9.5%
Operating income	5,343	3,814	1,529	40.1%
Interest expense	189	241	(52)	(21.6)%
Other (income) expense, net	—	(8)	8	N/M
Income before income tax expense	5,154	3,581	1,573	43.9%
Income tax provision	2,130	1,450	680	46.9%
Net income	$3,024	$2,131	$893	41.9%
Earnings per share (diluted)	$0.52	$0.36	$(0.16)	44.4%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$27,464	$24,276	$3,188	13.1%
Station operating expense	21,140	19,422	1,718	8.9%
Other operating income	(3)	—	(3)	N/M
Operating income	$6,327	$4,854	$1,473	30.4%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,281	$4,785	$496	10.4%
Station operating expense	3,545	3,343	202	6.0%
Other operating expense	3	—	3	N/M
Operating income	$1,733	$1,442	$291	20.2%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2016:
Net operating revenue	$27,464	$5,281	$—	$32,745
Station operating expense	21,140	3,545	—	24,685
Corporate general and administrative	—	—	2,717	2,717
Other operating (income) expense, net	(3)	3	—	—
Operating income (loss)	$6,237	$1,733	$(2,717)	$5,343

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2015:
Net operating revenue	$24,276	$4,785	$—	$29,061
Station operating expense	19,422	3,343	—	22,765
Corporate general and administrative	—	—	2,482	2,482
Operating income (loss)	$4,854	$1,442	$(2,482)	$3,814

Consolidated

For the three months ended March 31, 2016, consolidated net operating revenue was $32,745,000 compared with $29,061,000 for the three months ended March 31, 2015, an increase of $3,684,000 or 12.7%. We had an increase of approximately $2,017,000 generated by stations we owned or operated for the comparable period in 2015 (“same station”), and an increase in net operating revenue of approximately $1,667,000 attributable to stations that we did not own or operate for the entire comparable period. The increase in same station revenue was due to increases in gross political revenue, gross local revenue and gross retransmission revenue of $1,159,000, $647,000 and $261,000, respectively, from the first quarter of 2015. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The increase in gross local revenue was primarily attributable to increases in our Columbus, Ohio, Norfolk, Virginia, and Springfield, Massachusetts markets. The increase in gross retransmission revenue was due to increases in both of our television markets during the first quarter of 2016.

Station operating expense was $24,685,000 for the three months ended March 31, 2016, compared with $22,765,000 for the three months ended March 31, 2015, an increase of $1,920,000 or 8.4%. The overall increase was attributable to an increase in station operating expenses of $670,000 or 3%, for those stations we owned and operated for the entire comparable period and an increase of $1,250,000 attributable to stations that we did not own or operate for the entire comparable period. The increase in same station operating expense was primarily a result of increases in compensation costs, health care costs, commission expense, and retransmission expense of $181,000, $186,000, $178,000, and $46,000, respectively.

Operating income for the three months ended March 31, 2016 was $5,343,000 compared to $3,814,000 for the three months ended March 31, 2015, an increase of $1,529,000 or 40.1%. The increase was a result of the increase in net operating revenue offset by the increase in station operating expense, noted above and an increase in corporate general and administrative expenses of $235,000. The $235,000 increase was primarily attributable to an increase of $147,000 in consulting fees and an increase of $66,000 in non-cash compensation related to the amortization of restricted stock grants.

We generated net income of $3,024,000 ($.52 per share on a fully diluted basis) during the three months ended March 31, 2016, compared to $2,131,000 ($.36 per share on a fully diluted basis) for the three months ended March 31, 2015, an increase of $893,000 or 41.9%. We had an increase in operating income of $1,529,000, as described above, and a decrease in interest expense of $52,000 partially offset by a decrease in other income of $8,000, and an increase in income taxes of $680,000. The decrease in interest expense was primarily attributable to a decrease in our amortization of bank fees and decrease in interest rates. The increase in income taxes was attributable to the increase in income before income tax expense of $1,573,000.

Radio Segment

For the three months ended March 31, 2016, net operating revenue of the radio segment was $27,464,000 compared with $24,276,000 for the three months ended March 31, 2015, which represents an increase of $3,188,000 or 13.1%. We had an increase of approximately $1,521,000 or 6.3% generated by stations we owned or operated for the comparable period in 2015, and an increase in net operating revenue of approximately $1,667,000 attributable to stations that we did not own or operate for the entire comparable period. The increase in same station revenue was due to increases in gross political revenue, and gross local revenue of $1,097,000 and $675,000 partially offset by a decrease of $176,000 in gross national revenue, from the first quarter of 2015. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The increase in gross local revenue was primarily attributable to increases in our Columbus, Ohio, Norfolk, Virginia, and Springfield, Massachusetts markets. The decrease in gross national revenue was primarily attributable to a decrease in our Manchester, New Hampshire market.

Station operating expense for the radio segment was $21,140,000 for the three months ended March 31, 2016, compared with $19,422,000 for the three months ended March 31, 2015, an increase of $1,718,000 or 8.9%. The overall increase was attributable to an increase in station operating expenses of $468,000 or 2.4% for those stations we owned and operated for the entire comparable period and an increase of $1,250,000 attributable to stations that we did not own or operate for the entire comparable period. The increase in same station operating expense was primarily a result of increases in compensation costs, health care costs, and commission expense of $54,000, $152,000, and $152,000, respectively.

Operating income in the radio segment increased $1,473,000 to $6,327,000 for the three months ended March 31, 2016, from $4,854,000 for the three months ended March 31, 2015. The increase was a result of the increase in net operating revenue offset by an increase in station operating expense as described above.

Television Segment

For the three months ended March 31, 2016, net operating revenue of our television segment was $5,281,000 compared with $4,785,000 for the three months ended March 31, 2015, an increase of $496,000 or 10.4% which was primarily attributable to an increase in gross retransmission revenue of $261,000 and an increase in gross national revenue of $235,000.

Station operating expense in the television segment for the three months ended March 31, 2016 was $3,545,000, compared with $3,343,000 for the three months ended March 31, 2015, an increase of $202,000 or 6.0%. The increase in expenses related to increases in compensation costs, retransmission fees, and health care costs of $92,000, $46,000 and $34,000, respectively.

Operating income in the television segment for the three months ended March 31, 2016 was $1,733,000 compared with $1,442,000 for the three months ended March 31, 2015, an increase of $291,000 or 20.2%. The increase was a direct result of the increase in net operating revenue offset by the increase in station operating expenses described above.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5% at March 31, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2016.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At March 31, 2016, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at March 31, 2016, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the three months ended March 31, 2016 and 2015, we had net cash flows from operating activities of $7,190,000 and $7,587,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2016 were $1,010,000 ($950,000 in 2015). We anticipate capital expenditures in 2016 to be approximately $5 - $5.5 million, which we expect to finance through funds generated from operations.

On March 2, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, was paid on April 15, 2016 to shareholders of record on March 28, 2016 and funded by cash on the Company’s balance sheet.

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We completed this acquisition on February 3, 2016. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2016. There were no shares repurchased during the quarter.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2016	—	$—	—	$29,924,698
February 1 — February 28, 2016	—	$—	—	$29,924,698
March 1 — March 31, 2016	—	$—	—	$29,924,698
Total	—	$—	—	$29,924,698

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 9, 2016	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2016	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

