Form 10-Q
period 2016-06-30
SAGA COMMUNICATIONS INC
filed 2016-08-05
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 1, 2016 was 4,995,371 and 864,856, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed consolidated balance sheets — June 30, 2016 and December 31, 2015	3
Condensed consolidated statements of income — Three and six months ended June 30, 2016 and 2015	4
Condensed consolidated statements of cash flows —Six months ended June 30, 2016 and 2015	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
Signatures	31
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,735	$21,614
Accounts receivable, net	22,190	21,300
Prepaid expenses and other current assets	2,606	2,608
Barter transactions	1,819	1,266
Deferred income taxes	1,077	1,107
Total current assets	45,427	47,895
Property and equipment	169,735	167,074
Less accumulated depreciation	111,919	108,943
Net property and equipment	57,816	58,131
Other assets:
Broadcast licenses, net	96,151	88,106
Goodwill	7,282	2,874
Other intangibles, deferred costs and investments, net	7,308	7,565
	$213,984	$204,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,680	$2,799
Payroll and payroll taxes	6,782	7,401
Other accrued expenses	4,368	2,792
Barter transactions	1,729	1,346
Current portion of debt	1,078	—
Total current liabilities	16,637	14,338
Deferred income taxes	29,148	27,688
Long-term debt	35,287	36,365
Other liabilities	3,876	3,364
Total liabilities	84,948	81,755
Commitments and contingencies
Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	58,513	57,510
Retained earnings	103,084	98,180
Treasury stock	(32,635)	(32,948)
Total stockholders’ equity	129,036	122,816
	$213,984	$204,571

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$36,438	$34,358	$69,183	$63,419
Station operating expense	25,420	24,311	50,105	47,076
Corporate general and administrative	2,620	2,583	5,337	5,065
Other operating expense	8	14	8	14
Operating income	8,390	7,450	13,733	11,264
Interest expense	189	244	378	485
Other (income) expense, net	—	(409)	—	(417)
Income before income tax expense	8,201	7,615	13,355	11,196
Income tax expense	3,390	3,141	5,520	4,591
Net income	$4,811	$4,474	$7,835	$6,605
Earnings per share:
Basic earnings per share	$.82	$.77	$1.34	$1.14
Diluted earnings per share	$.82	$.77	$1.33	$1.13
Weighted average common shares	5,754	5,712	5,752	5,711
Weighted average common and common equivalent shares	5,763	5,757	5,761	5,759

Dividends declared per share	$.25	$.20	$.50	$.40

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$12,740	$12,833
Cash flows from investing activities:
Acquisition of property and equipment	(2,550)	(2,254)
Acquisition of broadcast properties	(12,638)	—
Proceeds from insurance claim	—	777
Other investing activities	34	(602)
Net cash used in investing activities	(15,154)	(2,079)
Cash flows from financing activities:
Cash dividends paid	(1,465)	(1,161)
Other financing activities	—	(122)
Net cash used in financing activities	(1,465)	(1,283)
Net (decrease) / increase in cash and cash equivalents	(3,879)	9,471
Cash and cash equivalents, beginning of period	21,614	17,907
Cash and cash equivalents, end of period	$17,735	$27,378

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$4,811	$4,474	$7,835	$6,605
Less: Net income allocated to unvested participating securities	89	68	145	100
Net income available to common stockholders	$4,722	$4,406	$7,690	$6,505

Denominator:
Denominator for basic earnings per share — weighted average shares	5,754	5,712	5,752	5,711
Effect of dilutive securities:
Common stock equivalents	9	45	9	48
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,763	5,757	5,761	5,759
Basic earnings per share:	$.82	$.77	$1.34	$1.14
Diluted earnings per share:	$.82	$.77	$1.33	$1.13

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and six months ended June 30, 2016 and 0 for the three and six months ended June 30, 2015, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2016.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies guidance related to identifying the performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as well as providing a practical expedient for contract modifications at transition and an accounting polidy election related to the presentation of sales taxes and other similar taxes collected from customers. ASU 2014-09, ASU 2016-08, ASU 2016-12, and ASU 2016-10 are effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2016:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2015	6,446	843
Exercised options	93	32
Conversion of shares	40	(40)
Issuance of restricted stock	26	30
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2015	6,603	865
Balance, June 30, 2016	6,603	865

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2016 we have remaining authorization of $24.9 million for future repurchases of our Class A Common Stock.

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

On April 8, 2016 we acquired an FM translator serving the Charlottesville, Virginia market for approximately $100,000.

On April 11, 2016 we acquired an FM translator serving the Clarksville, Tennessee market for approximately $30,000.

On June 3, 2016 we acquired an FM translator serving the Spencer, Iowa market for approximately $35,000.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2016 and 2015 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2016 acquisitions is preliminary at June 30, 2016.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions

	Acquisitions in
	2016	2015
	(In thousands)
Assets Acquired:
Current assets	$814	$977
Property and equipment	376	4,614
Other assets:
Broadcast licenses-Radio segment	8,045	2,218
Broadcast licenses-Television segment	—	—
Goodwill-Radio segment	4,408	2,548
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	397	1,623
Total other assets	12,850	6,389
Total assets acquired	14,040	11,980
Liabilities Assumed:
Current liabilities	41	82
Total liabilities assumed	41	82
Net assets acquired	$13,999	$11,898

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2016 and 2015 assume the 2016 and 2015 acquisitions occurred as of January 1, 2015. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$36,438	$36,746	$69,183	$67,761
Station operating expense	25,420	25,968	50,120	50,425
Corporate general and administrative	2,620	2,583	5,337	5,065
Other operating expenses, net	8	14	8	14
Operating income	8,390	8,181	13,718	12,257
Interest expense	189	244	378	485
Other (income) expense, net	—	(409)	—	(417)
Income before income tax	8,201	8,346	13,340	12,189
Income tax expense	3,390	3,441	5,514	4,998
Net income	$4,811	$4,905	$7,826	$7,191
Basic earnings per share	$.82	$.85	$1.34	$1.24
Diluted earnings per share	$.82	$.84	$1.33	$1.23

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$30,866	$31,405	$58,330	$57,635
Station operating expense	21,842	22,476	42,997	43,590
Other operating expenses, net	8	14	5	14
Operating income	$9,016	$8,915	$15,328	$14,031

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$5,572	$5,341	$10,853	$10,126
Station operating expense	3,578	3,492	7,123	6,835
Other operating expenses, net	—	—	3	—
Operating income	$1,994	$1,849	$3,727	$3,291

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2016:
Net operating revenue	$30,866	$5,572	$—	$36,438
Station operating expense	21,842	3,578	—	25,420
Corporate general and administrative	—	—	2,620	2,620
Other operating expense	8	—	—	8
Operating income (loss)	$9,016	$1,994	$(2,620)	$8,390

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2015:
Net operating revenue	$31,405	$5,341	$—	$36,746
Station operating expense	22,476	3,492	—	25,968
Corporate general and administrative	—	—	2,583	2,583
Other operating expense	14	—	—	14
Operating income (loss)	$8,915	$1,849	$(2,583)	$8,181

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2016:
Net operating revenue	$58,330	$10,853	$—	$69,183
Station operating expense	42,997	7,123	—	50,120
Corporate general and administrative	—	—	5,337	5,337
Other operating expense	5	3	—	8
Operating income (loss)	$15,328	$3,727	$(5,337)	$13,718

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2015:
Net operating revenue	$57,635	$10,126	$—	$67,761
Station operating expense	43,590	6,835	—	50,425
Corporate general and administrative	—	—	5,065	5,065
Other operating expense	14	—	—	14
Operating income (loss)	$14,031	$3,291	$(5,065)	$12,257

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, respectively.

The following summarizes the stock option transactions for the 2005 and 2003 Plans for the six months ended June 30, 2016:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	29,035	$28.47	1.4	$289,769
Outstanding at June 30, 2016	29,035	$28.47	0.9	$321,417
Exercisable at June 30, 2016	29,035	$28.47	0.9	$321,417

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the six months ended June 30, 2016:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2016	106,789	$40.28
Forfeited	(262)	38.11
Non-vested and outstanding at June 30, 2016	106,527	$40.28

For the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, we had $530,000, $1,058,000, $365,000 and $827,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, was $212,000, $423,000, $146,000 and $331,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)

Revolving credit facility	$35,287	$35,287
Secured debt of affiliate	1,078	1,078
	36,365	36,365
Amounts payable within one year	1,078	—
	$35,287	$36,365

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5% at June 30, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2016.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2016:
Net operating revenue	$30,866	$5,572	$—	$36,438
Station operating expense	21,842	3,578	—	25,420
Corporate general and administrative	—	—	2,620	2,620
Other operating expense	8	—	—	8
Operating income (loss)	$9,016	$1,994	$(2,620)	$8,390
Depreciation and amortization	$1,406	$332	$69	$1,807

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended June 30, 2015:
Net operating revenue	$29,017	$5,341	$—	$34,358
Station operating expense	20,819	3,492	—	24,311
Corporate general and administrative	—	—	2,583	2,583
Other operating expense	14	—	—	14
Operating income (loss)	$8,184	$1,849	$(2,583)	$7,450
Depreciation and amortization	$1,207	$322	$77	$1,606

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2016:
Net operating revenue	$58,330	$10,853	$—	$69,183
Station operating expense	42,982	7,123	—	50,105
Corporate general and administrative	—	—	5,337	5,337
Other operating expense	5	3	—	8
Operating income (loss)	$15,343	$3,727	$(5,337)	$13,733
Depreciation and amortization	$2,752	$653	$138	$3,543
Total assets	$164,614	$23,500	$25,870	$213,984

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Six Months Ended June 30, 2015:
Net operating revenue	$53,293	$10,126	$—	$63,419
Station operating expense	40,241	6,835	—	47,076
Corporate general and administrative	—	—	5,065	5,065
Other operating expense	14	—	—	14
Operating income (loss)	$13,038	$3,291	$(5,065)	$11,264
Depreciation and amortization	$2,381	$669	$145	$3,195
Total assets	$140,872	$22,767	$36,660	$200,299

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

11. Subsequent Events

On June 1, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, which is recorded within Other accrued expenses as of June 30, 2016, was paid on July 8, 2016 to shareholders of record on June 15, 2016.

In July 22, 2016, the Company sold a tower in our Norfolk, Virginia market for approximately $1,612,000 to SBA Towers IX, LLC (“SBA”). Subsequently, we entered into a 10 year lease for tower space from SBA.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2016 and 2015, approximately 87% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the increased number of national, state, and local elections in most of our markets as compared to prior year.

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

During the six months ended June 30, 2016 and 2015 and the years ended December 31, 2015 and 2014, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 37%, 35%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2016	2015	2015	2014
Market:
Columbus, Ohio	10%	7%	7%	7%
Des Moines, Iowa	7%	7%	7%	6%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	10%	11%	10%	11%
Norfolk, Virginia	5%	5%	5%	5%

During the six months ended June 30, 2016 and 2015 and the years ended December 31, 2015 and 2014, the radio stations in our five largest markets when combined, represented approximately 39%, 35%, 36% and 32%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2016	2015	2015	2014
Market:
Columbus, Ohio	11%	8%	8%	7%
Des Moines, Iowa	6%	6%	6%	5%
Manchester, New Hampshire	6%	6%	7%	7%
Milwaukee, Wisconsin	12%	11%	11%	10%
Norfolk, Virginia	4%	4%	4%	3%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2016 and 2015, approximately 82% and 84%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the lower number of national, state and local elections in most of our markets as compared to prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 10%, 10%, 10% and 10%, respectively, of our net operating revenues, and approximately 14%, 13%, 13% and 13%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the six months ended June 30, 2016 and 2015 and the years ended December 31, 2015 and 2014.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2016 and 2015.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$36,438	$34,358	$2,080	6.1%
Station operating expense	25,420	24,311	1,109	4.6%
Corporate general and administrative	2,620	2,583	37	1.4%
Other operating expense	8	14	(6)	N/M
Operating income	8,390	7,450	940	12.6%
Interest expense	189	244	(55)	(22.5)%
Other (income) expense, net	—	(409)	409	N/M
Income before income tax expense	8,201	7,615	586	7.7%
Income tax expense	3,390	3,141	249	7.9%
Net income	$4,811	$4,474	$337	7.5%
Earnings per share (diluted)	$.82	$.77	$.05	6.5%

Radio Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$30,866	$29,017	$1,849	6.4%
Station operating expense	21,842	20,819	1,023	4.9%
Other operating expense	8	14	(6)	N/M
Operating income	$9,016	$8,184	$832	10.2%

Television Broadcasting Segment

	Three Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,572	$5,341	$231	4.3%
Station operating expense	3,578	3,492	86	2.5%
Operating income	$1,994	$1,849	$145	7.8%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2016:
Net operating revenue	$30,866	$5,572	$—	$36,438
Station operating expense	21,842	3,578	—	25,420
Corporate general and administrative	—	—	2,620	2,620
Other operating expense	8	—	—	8
Operating income (loss)	$9,016	$1,994	$(2,620)	$8,390

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended June 30, 2015:
Net operating revenue	$29,017	$5,341	$—	$34,358
Station operating expense	20,819	3,492	—	24,311
Corporate general and administrative	—	—	2,583	2,583
Other operating expense	14	—	—	14
Operating income (loss)	$8,184	$1,849	$(2,583)	$7,450

Consolidated

For the three months ended June 30, 2016, consolidated net operating revenue was $36,438,000 compared with $34,358,000 for the three months ended June 30, 2015, an increase of $2,080,000 or 6.1%. Approximately $1,818,000 or 87% of the increase was attributable to stations that we did not own or operate for the entire comparable period and approximately $262,000 of the increase was generated by stations we owned or operated for the comparable period in 2015 (“same station”). On a same station basis gross political revenue and gross retransmission revenue increased $195,000 and $157,000 respectively from the second quarter of 2015. The increase in gross political revenue was due to a higher number of national, state and local elections in our television market in Joplin, Missouri. The increase in gross retransmission revenue was due to increases in both of our television markets during the second quarter of 2016.

Station operating expense was $25,420,000 for the three months ended June 30, 2016, compared with $24,311,000 for the three months ended June 30, 2015, an increase of $1,109,000 or 4.6%. Approximately $1,114,000 or 100% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had a decrease of approximately $5,000 generated by stations we owned or operated for the comparable period in 2015.

Operating income for the three months ended June 30, 2016 was $8,390,000 compared to $7,450,000 for the three months ended June 30, 2015, an increase of $940,000 or 12.6%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating expense, described above, an increase in our corporate general and administrative expenses of $37,000 or 1.4%, and a decrease in other operating expense of $6,000 from the second quarter of 2015. The increase in corporate expenses is due to an increase in non-cash compensation related to the amortization of restricted stock grants of $165,000, offset by decreases in legal expenses and health care costs of $88,000 and $33,000 respectively.

We generated net income of $4,811,000 ($.82 per share on a fully diluted basis) during the three months ended June 30, 2016, compared to $4,474,000 ($.77 per share on a fully diluted basis) for the three months ended June 30, 2015, an increase of $337,000 or 7.5%. We had an increase in operating income of $940,000, as described above, a decrease in interest expense of $55,000 driven by a decrease in average debt outstanding and amortization of bank fees offset by a decrease in other income of $409,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters in 2015 and an increase in income tax expense of $249,000 directly attributable to the increase in income before income taxes.

Radio Segment

For the three months ended June 30, 2016, net operating revenue of the radio segment was $30,866,000 compared with $29,017,000 for the three months ended June 30, 2015, which represents an increase of $1,849,000 or 6.4%. Approximately $1,818,000 or 98% of the increase was attributable to stations that we did not own or operate for the entire comparable period and approximately $31,000 of the increase was generated by stations we owned or operated for the comparable period in 2015.

Station operating expense for the radio segment was $21,842,000 for the three months ended June 30, 2016, compared with $20,819,000 for the three months ended June 30, 2015, an increase of $1,023,000 or 4.9%. Approximately $1,114,000 of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had a decrease of approximately $91,000 generated by stations we owned or operated for the comparable period in 2015. The decrease in same station operating expense is primarily a result of a decrease in advertising and promotional costs of $82,000.

Operating income in the radio segment increased $832,000 or 10.2% to $9,016,000 for the three months ended June 30, 2016, from $8,184,000 for the three months ended June 30, 2015. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense as described above and a decrease in other operating expense of $6,000.

Television Segment

For the three months ended June 30, 2016, net operating revenue of our television segment was $5,572,000 compared with $5,341,000 for the three months ended June 30, 2015, an increase of $231,000 or 4.3%. Net operating revenue increased due to increases in gross political revenue of $201,000 and gross retransmission revenue of $157,000 partially offset by a decrease in gross local revenue of $138,000. The increase in gross retransmission revenue was due to increases in both of our television markets during the second quarter of 2016. The increase in gross political revenue was due to a higher number of national, state and local elections in our Joplin, Missouri market. The decrease in gross local revenue is primarily related to a decrease in our local advertising revenue in our Victoria, Texas market.

Station operating expense in the television segment for the three months ended June 30, 2016 was $3,578,000, compared with $3,492,000 for the three months ended June 30, 2015, an increase of $86,000 or 2.5%. The increase is primarily related to an increases in utilities, selling expenses and increased salaries in the news department.

Operating income in the television segment for the three months ended June 30, 2016 was $1,994,000 compared with $1,894,000 for the three months ended June 30, 2015, an increase of $145,000 or 7.8%. The increase was a direct result of the increase in net operating revenue partially offset by the increase in station operating expense described above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2016 and 2015.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$69,183	$63,419	$5,764	9.1%
Station operating expense	50,105	47,076	3,029	6.4%
Corporate general and administrative	5,337	5,065	272	5.4%
Other operating expense	8	14	(6)	N/M
Operating income	13,733	11,264	2,469	22.0%
Interest expense	378	485	(107)	(22.1)%
Other (income) expense, net	—	(417)	417	N/M
Income before income tax expense	13,355	11,196	2,159	19.3%
Income tax provision	5,520	4,591	929	20.2%
Net income	$7,835	$6,605	$1,230	18.6%
Earnings per share (diluted)	$1.33	$1.13	$.20	17.7%

Radio Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$58,330	$53,293	$5,037	9.5%
Station operating expense	42,982	40,241	2,741	6.8%
Other operating expense	5	14	(9)	N/M
Operating income	$15,343	$13,038	$2,305	17.7%

Television Broadcasting Segment

	Six Months Ended
	June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$10,853	$10,126	$727	7.2%
Station operating expense	7,123	6,835	288	4.2%
Other operating expense	3	—	3	N/M
Operating income	$3,727	$3,291	$436	13.2%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2016:
Net operating revenue	$58,330	$10,853	$—	$69,183
Station operating expense	42,982	7,123	—	50,105
Corporate general and administrative	—	—	5,337	5,337
Other operating expense	5	3	—	8
Operating income (loss)	$15,343	$3,727	$(5,337)	$13,733

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Six Months Ended June 30, 2015:
Net operating revenue	$53,293	$10,126	$—	$63,419
Station operating expense	40,241	6,835	—	47,076
Corporate general and administrative	—	—	5,065	5,065
Other operating expense	14	—	—	14
Operating income (loss)	$13,038	$3,291	$(5,065)	$11,264

Consolidated

For the six months ended June 30, 2016, consolidated net operating revenue was $69,183,000 compared with $63,419,000 for the six months ended June 30, 2015, an increase of $5,764,000 or 9.1%. Approximately $3,485,000 or 60% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had an increase of approximately $2,279,000 generated by stations we owned or operated for the comparable period in 2015. On a same station basis gross political revenue, gross local revenue and gross retransmission revenue increased $1,353,000, $472,000 and $417,000 respectively. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. Gross local revenue increased during 2016 from increases in our Norfolk, Virginia and our Springfield, Massachusetts markets. The increase in gross retransmission revenue was due to increases in both of our television markets during 2016.

Station operating expense was $50,105,000 for the six months ended June 30, 2016, compared with $47,076,000 for the six months ended June 30, 2015, an increase of $3,029,000 or 6.4%. Approximately $2,365,000 or 78% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had an increase of approximately $664,000 generated by stations we owned or operated for the comparable period in 2015. The increase in same station operating expense is primarily a result of increases in healthcare costs and compensation related expenses of $489,000 and $160,000 respectively.

Operating income for the six months ended June 30, 2016 was $13,733,000 compared to $11,264,000 for the six months ended June 30, 2015, an increase of $2,469,000 or 22%. The increase was a result of the increase in net operating revenue offset by an increase in station operating expense, described above, and an increase in our corporate general and administrative expenses of $272,000 or 5.4%, and a decrease in other operating expense of $6,000 from 2015. The increase in corporate expenses is primarily due to an increase in non-cash compensation related to the amortization of restricted stock grants of $231,000.

We generated net income of $7,835,000 ($1.33 per share on a fully diluted basis) during the six months ended June 30, 2016, compared to $6,605,000 ($1.13 per share on a fully diluted basis) for the six months ended June 30, 2015, an increase of $1,230,000 or 18.6%. We had an increase in operating income of $2,469,000, as described above, a decrease in interest expense of $107,000 driven by a decrease in average debt outstanding and amortization of bank fees, offset by a decrease in other income of $417,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters in 2015 and an increase in income tax expense of $929,000 directly attributable to the increase in income before income taxes.

Radio Segment

For the six months ended June 30, 2016, net operating revenue of the radio segment was $58,330,000 compared with $53,293,000 for the six months ended June 30, 2015, which represents an increase of $5,037,000 or 9.5%. Approximately $3,485,000 or 69% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had an increase of approximately $1,552,000 generated by stations we owned or operated for the comparable period in 2015. On a same station basis gross political revenue and gross local revenue increased $1,090,000 and $638,000 respectively. These increases were offset by a decrease in gross national revenue of $88,000. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. Gross local revenue increased during 2016 from increases in our Norfolk, Virginia and our Springfield, Massachusetts markets. The decrease in gross national revenue was due to decreases in our Manchester, New Hampshire and Norfolk, Virginia markets partially offset by an increase in our Milwaukee, Wisconsin market.

Station operating expense for the radio segment was $42,982,000 for the six months ended June 30, 2016, compared with $40,241,000 for the six months ended June 30, 2015, an increase of $2,741,000 or 6.8%. Approximately $2,365,000 or 86% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had an increase of approximately $376,000 generated by stations we owned or operated for the comparable period in 2015. The increase in same station operating expense is primarily a result of an increase in healthcare costs of $390,000.

Operating income in the radio segment increased $2,305,000 or 17.7% to $15,343,000 for the six months ended June 30, 2016, from $13,038,000 for the six months ended June 30, 2015. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, as described above and a decrease in other operating expense of $9,000.

Television Segment

For the six months ended June 30, 2016, net operating revenue of our television segment was $10,853,000 compared with $10,126,000 for the six months ended June 30, 2015, an increase of $727,000 or 7.2%. Net operating revenue increased primarily due to an increase in gross retransmission revenue of $417,000, an increase in gross national revenue of $272,000 and an increase in gross political revenue of $263,000 partially offset by a decrease in gross local revenue of $167,000. The increase in gross retransmission revenue and gross national revenue was due to increases in both of our television markets during 2016. The increase in gross political revenue was due to a higher number of national, state and local elections in our Joplin, Missouri market. The decrease in gross local revenue was due to a decrease in our Victoria, Texas market partially offset by an increase in our Joplin, Missouri market.

Station operating expense in the television segment for the six months ended June 30, 2016 was $7,123,000, compared with $6,835,000 for the six months ended June 30, 2015, an increase of $288,000 or 4.2%. The increase is primarily a result of an increase in compensation related expenses of $151,000, an increase in healthcare costs of $99,000 and music licensing fees of $33,000.

Operating income in the television segment for the six months ended June 30, 2016 was $3,727,000 compared with $3,291,000 for the six months ended June 30, 2015, an increase of $436,000 or 13.2%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above and an increase in other operating expense of $3,000.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5% at June 30, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2016.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At June 30, 2016, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at June 30, 2016, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the six months ended June 30, 2016 and 2015, we had net cash flows from operating activities of $12,740,000 and $12,833,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2016 were $2,550,000 ($2,254,000 in 2015). We anticipate capital expenditures in 2016 to be approximately $5 – $5.5 million, which we expect to finance through funds generated from operations.

On March 2, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, was paid on April 15, 2016 to shareholders of record on March 28, 2016 and funded by cash on the Company’s balance sheet.

On June 1, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, was paid on July 8, 2016 to shareholders of record on June 15, 2016 and fund by cash on the Company’s balance sheet.

On February 2, 2016 we acquired an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2016. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options and the payment of the related withholding taxes related to those stock option exercises.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2016	—	$—	—	$24,924,698
May 1 – May 31, 2016	—	$—	—	$24,924,698
June 1 – June 30, 2016	—	$—	—	$24,924,698
Total	—	$—	—	$24,924,698

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 5, 2016	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2016	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

