Form 10-Q
period 2016-09-30
SAGA COMMUNICATIONS INC
filed 2016-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 3, 2016 was 4,995,371 and 864,856, respectively.

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,714	$21,614
Accounts receivable, net	21,747	21,300
Prepaid expenses and other current assets	1,925	2,608
Barter transactions	1,771	1,266
Deferred income taxes	1,172	1,107
Total current assets	49,329	47,895
Property and equipment	163,554	167,074
Less accumulated depreciation	105,927	108,943
Net property and equipment	57,627	58,131
Other assets:
Broadcast licenses, net	96,173	88,106
Goodwill	7,354	2,874
Other intangibles, deferred costs and investments, net	7,320	7,565
	$217,803	$204,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,575	$2,799
Payroll and payroll taxes	6,411	7,401
Other accrued expenses	3,570	2,792
Barter transactions	1,683	1,346
Current portion of long term debt	1,078	—
Total current liabilities	15,317	14,338
Deferred income taxes	29,918	27,688
Long-term debt	35,287	36,365
Other liabilities	4,058	3,364
Total liabilities	84,580	81,755
Commitments and contingencies
Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	59,050	57,510
Retained earnings	106,740	98,180
Treasury stock	(32,641)	(32,948)
Total stockholders’ equity	133,223	122,816
	$217,803	$204,571

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$36,119	$33,831	$105,302	$97,250
Station operating expense	25,459	24,324	75,564	71,400
Corporate general and administrative	2,728	2,577	8,065	7,642
Other operating (income) expense, net	(1,393)	433	(1,385)	447
Operating income	9,325	6,497	23,058	17,761
Interest expense	196	229	574	714
Write-off of debt issuance costs	—	557	—	557
Other (income) expense, net	—	—	—	(417)
Income before income tax expense	9,129	5,711	22,484	16,907
Income tax provision	3,715	2,599	9,235	7,190
Net income	$5,414	$3,112	$13,249	$9,717
Earnings per share:
Basic earnings per share	$.92	$.54	$2.26	$1.68
Diluted earnings per share	$.92	$.53	$2.26	$1.67
Weighted average common shares	5,755	5,724	5,753	5,708
Weighted average common and common equivalent shares	5,764	5,752	5,762	5,749

Dividends declared per share	$.30	$.20	$.80	$.60

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$21,020	$19,348
Cash flows from investing activities:
Acquisition of property and equipment	(4,149)	(4,427)
Acquisition of broadcast properties	(12,733)	(11,632)
Proceeds from insurance claim	—	777
Proceeds from disposals of fixed assets	1,644	—
Other investing activities	11	—
Net cash used in investing activities	(15,227)	(15,282)
Cash flows from financing activities:
Cash dividends paid	(4,688)	(2,323)
Payments on long-term debt	—	(35,000)
Borrowings on long-term debt	—	35,287
Purchase of treasury shares	(5)	(909)
Other financing activities	—	(162)
Net cash used in financing activities	(4,693)	(3,107)
Net increase in cash and cash equivalents	1,100	959
Cash and cash equivalents, beginning of period	21,614	17,907
Cash and cash equivalents, end of period	$22,714	$18,866

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2016, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income	$5,414	$3,112	$13,249	$9,717
Less: Net income allocated to unvested participating securities	99	46	244	144
Net income available to common stockholders	$5,315	$3,066	$13,005	$9,573

Denominator:
Denominator for basic earnings per share — weighted average shares	5,764	5,724	5,762	5,708
Effect of dilutive securities:
Common stock equivalents	9	28	9	41
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	5,755	5,752	5,753	5,749
Basic earnings per share:	$.92	$.54	$2.26	$1.68
Diluted earnings per share:	$.92	$.53	$2.26	$1.67

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and nine months ended September 30, 2016 and 0 for the three and nine months ended September 30, 2015, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2016.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments”, (“ASU 2015-16”), which eliminated the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. ASU 2015-05 was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”, and in August 2015 the FAS issued Accounting Standards Update No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with line of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We currently present deferred financing costs related to our line of credit within Other assets. These amendments were adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amended the consolidation requirements in ASC 810, primarily related to limited partnerships and VIEs. ASU 2015-02 was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items” (“ASU 2015-01”), which simplified income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies guidance related to identifying the performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition as well as providing a practical expedient for contract modifications at transition and an accounting polidy election related to the presentation of sales taxes and other similar taxes collected from customers. ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 are effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018. The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2016:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2015	6,446	843
Exercised options	93	32
Conversion of shares	40	(40)
Issuance of restricted stock	26	30
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2015	6,603	865
Balance, September 30, 2016	6,603	865

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2016 we have remaining authorization of $24.9 million for future repurchases of our Class A Common Stock.

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

On August 11, 2016 we acquired two FM translators serving the Bellingham, Washington market for approximately $50,000.

On September 12, 2016 we acquired an FM translator serving the Portland, Maine market for approximately $45,000.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

On September 1, 2015 we acquired two FM stations (WSIG-FM and WBOP-FM) from Gamma Broadcasting, LLC, serving the Harrisonburg, Virginia market for approximately $1,558,000, which included $92,000 in transactional costs. Cash was utilized to fund the acquisition. FCC multiple ownership rules prohibit us from owning both of these stations. In order to satisfy the multiple ownership requirements and receive FCC approval for this acquisition, we simultaneously donated WBOP-FM to Liberty University, Inc., a charitable organization. In exchange for donating WBOP-FM, including the Station, the FCC License and the Assets, we received an FM Translator W267BA, the FM Translator Assets, and the FM Translator FCC license, valued at approximately $50,000. We incurred a pre-tax loss of $400,000 as a result of this donation. This loss is recorded in other operating (income), expense, net on the Company’s Condensed Consolidated Statements of Income and reported in cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Harrisonburg, Virginia market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2016 and 2015 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2016 acquisitions is preliminary at September 30, 2016.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions

	Acquisitions in
	2016	2015
	(In thousands)
Assets Acquired:
Current assets	$814	$977
Property and equipment	376	4,614
Other assets:
Broadcast licenses-Radio segment	8,067	2,218
Broadcast licenses-Television segment	—	—
Goodwill-Radio segment	4,480	2,548
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	397	1,623
Total other assets	12,944	6,389
Total assets acquired	14,134	11,980
Liabilities Assumed:
Current liabilities	41	82
Total liabilities assumed	41	82
Net assets acquired	$14,093	$11,898

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2016 and 2015 assume the 2016 and 2015 acquisitions occurred as of January 1, 2015. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$36,119	$35,510	$105,302	$103,271
Station operating expense	25,459	25,607	75,579	76,032
Corporate general and administrative	2,728	2,577	8,065	7,642
Other operating (income) expenses, net	(1,393)	433	(1,385)	447
Operating income	9,325	6,893	23,043	19,150
Interest expense	196	229	574	714
Write-off of debt issuance costs	—	557	—	557
Other (income) expense, net	—	—	—	(417)
Income before income tax expense	9,129	6,107	22,469	18,296
Income taxes	3,715	2,761	9,229	7,759
Net income	$5,414	$3,346	$13,240	$10,537
Basic earnings per share	$.92	$.58	$2.26	$1.82
Diluted earnings per share	$.92	$.57	$2.26	$1.81

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$29,878	$30,215	$88,208	$87,850
Station operating expense	21,775	22,108	64,772	65,698
Other operating (income) expenses, net	(1,393)	400	(1,388)	414
Operating income	$9,496	$7,707	$24,824	$21,738

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$6,241	$5,295	$17,094	$15,421
Station operating expense	3,684	3,499	10,807	10,334
Other operating expenses	—	33	3	33
Operating income	$2,557	$1,763	$6,284	$5,054

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2016:
Net operating revenue	$29,878	$6,241	$—	$36,119
Station operating expense	21,775	3,684	—	25,459
Corporate general and administrative	—	—	2,728	2,728
Other operating (income) expenses, net	(1,393)	—	—	(1,393)
Operating income (loss)	$9,496	$2,557	$(2,728)	$9,325

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$30,215	$5,295	$—	$35,510
Station operating expense	22,108	3,499	—	25,607
Corporate general and administrative	—	—	2,577	2,577
Other operating expenses	400	33	—	433
Operating income (loss)	$7,707	$1,763	$(2,577)	$6,893

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2016:
Net operating revenue	$88,208	$17,094	$—	$105,302
Station operating expense	64,772	10,807	—	75,579
Corporate general and administrative	—	—	8,065	8,065
Other operating (income) expenses, net	(1,388)	3	—	(1,385)
Operating income (loss)	$24,824	$6,284	$(8,065)	$23,043

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$87,850	$15,421	$—	$103,271
Station operating expense	65,698	10,334	—	76,032
Corporate general and administrative	—	—	7,642	7,642
Other operating expenses	414	33	—	447
Operating income (loss)	$21,738	$5,054	$(7,642)	$19,150

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 Plan and 2003 Plan for the nine months ended September 30, 2016:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2016	29,035	$28.47	1.4	$289,769
Outstanding at September 30, 2016	29,035	$28.47	0.6	$498,531
Exercisable at September 30, 2016	29,035	$28.47	0.6	$498,531

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2016:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2016	106,789	$40.28
Vested	(381)	41.51
Forfeited	(630)	38.83
Non-vested and outstanding at September 30, 2016	105,778	$40.28

For the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, we had $536,000, $1,594,000, $373,000 and $1,200,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, was $214,000, $638,000, $149,000 and $480,000, respectively.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5625% at September 30, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2016.

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

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2016:
Net operating revenue	$29,878	$6,241	$—	$36,119
Station operating expense	21,775	3,684	—	25,459
Corporate general and administrative	—	—	2,728	2,728
Other operating (income) expense, net	(1,393)	—	—	(1,393)
Operating income (loss)	$9,496	$2,557	$(2,728)	$9,325
Depreciation and amortization	$1,363	$370	$69	$1,802

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$28,536	$5,295	$—	$33,831
Station operating expense	20,825	3,499	—	24,324
Corporate general and administrative	—	—	2,577	2,577
Other operating expense	400	33	—	433
Operating income (loss)	$7,311	$1,763	$(2,577)	$6,497
Depreciation and amortization	$1,295	$347	$89	$1,731

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2016:
Net operating revenue	$88,208	$17,094	$—	$105,302
Station operating expense	64,757	10,807	—	75,564
Corporate general and administrative	—	—	8,065	8,065
Other operating (income) expense, net	(1,388)	3	—	(1,385)
Operating income (loss)	$24,839	$6,284	$(8,065)	$23,058
Depreciation and amortization	$4,115	$1,023	$207	$5,345
Total assets	$163,691	$23,302	$30,810	$217,803

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$81,829	$15,421	$—	$97,250
Station operating expense	61,066	10,334	—	71,400
Corporate general and administrative	—	—	7,642	7,642
Other operating expense	414	33	—	447
Operating income (loss)	$20,349	$5,054	$(7,642)	$17,761
Depreciation and amortization	$3,676	$1,016	$234	$4,926
Total assets	$151,708	$23,131	$29,323	$204,162

9. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

10. Other Income

During the third quarter of 2016, the Company sold a tower in our Norfolk, Virginia market for approximately $1,619,000 to SBA Towers IX, LLC (“SBA”). Subsequently, we entered into a ten year lease for tower space from SBA with three renewal periods of five years each. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $1,415,000, which is the amount of the gain on sale in excess of present value of future lease payments and will recognize the remaining approximately $65,000 in proportion to the related gross rental charged to expense over the term of the lease. The gain is recorded in the other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Income.

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

11. Dividends

On August 30, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million was paid on September 30, 2016 to shareholders of record on September 14, 2016.

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

On November 17, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend totaling $2.9 million was paid on December 11, 2015 to shareholders of record on November 30, 2015.

On September 2, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on October 2, 2015 to shareholders of record on September 14, 2015.

On June 10, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on July 10, 2015 to shareholders of record on June 22, 2015.

On March 25, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend totaling $1.2 million was paid on April 6, 2015 to shareholders of record on April 17, 2015.

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

For purposes of business segment reporting, at September 30, 2016, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations. The Television segment includes two markets and consists of four television stations and five LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2016 and 2015, approximately 89% and 89%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the increased number of national, state, and local elections in most of our markets as compared to the prior year.

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

During the nine months ended September 30, 2016 and 2015 and the years ended December 31, 2015 and 2014, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 35%, 34% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

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

During the nine months ended September 30, 2016 and 2015 and the years ended December 31, 2015 and 2014, the radio stations in our five largest markets when combined, represented approximately 37%, 35%, 36% and 32%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2016	2015	2015	2014
Market:
Columbus, Ohio	12%	8%	8%	7%
Des Moines, Iowa	5%	6%	6%	5%
Manchester, New Hampshire	6%	6%	7%	7%
Milwaukee, Wisconsin	11%	11%	11%	10%
Norfolk, Virginia	3%	4%	4%	3%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the nine months ended September 30, 2016 and 2015, approximately 85% and 85%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2016 due to the increased number of national, state and local elections in most of our markets as compared to the prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 11%, 10%, 10% and 10%, respectively, of our net operating revenues, and approximately 16%, 13%, 13% and 13%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the nine months ended September 30, 2016 and 2015 and the years ended December 31, 2015 and 2014.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2016 and 2015.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$36,119	$33,831	$2,288	6.8%
Station operating expense	25,459	24,324	1,135	4.7%
Corporate general and administrative	2,728	2,577	151	5.9%
Other operating (income) expense, net	(1,393)	433	1,826	N/M
Operating income	9,325	6,497	2,828	43.5%
Interest expense	196	229	(33)	(14.4)%
Write-off of debt issuance costs	—	557	(557)	N/M
Income before income tax expense	9,129	5,711	3,418	59.8%
Income tax expense	3,715	2,599	1,116	42.9%
Net income	$5,414	$3,112	$2,302	74.0%
Earnings per share (diluted)	$.92	$.53	$.39	73.6%

Radio Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$29,878	$28,536	$1,342	4.7%
Station operating expense	21,775	20,825	950	4.6%
Other operating (income) expense, net	(1,393)	400	1,793	N/M
Operating income	$9,496	$7,311	$2,185	29.9%

Television Broadcasting Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$6,241	$5,295	$946	17.9%
Station operating expense	3,684	3,499	185	5.3%
Other operating expense	—	33	(33)	N/M
Operating income	$2,557	$1,763	$794	45.0%

N/M =      Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2016:
Net operating revenue	$29,878	$6,241	$—	$36,119
Station operating expense	21,775	3,684	—	25,459
Corporate general and administrative	—	—	2,728	2,728
Other operating (income) expense, net	(1,393)	—	—	(1,393)
Operating income (loss)	$9,496	$2,557	$(2,728)	$9,325

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended September 30, 2015:
Net operating revenue	$28,536	$5,295	$—	$33,831
Station operating expense	20,825	3,499	—	24,324
Corporate general and administrative	—	—	2,577	2,577
Other operating expense	400	33	—	433
Operating income (loss)	$7,311	$1,763	$(2,577)	$6,497

Consolidated

For the three months ended September 30, 2016, consolidated net operating revenue was $36,119,000 compared with $33,831,000 for the three months ended September 30, 2015, an increase of $2,288,000 or 6.8%. Approximately $1,574,000 or 69% of the increase was attributable to stations that we did not own or operate for the entire comparable period and approximately $714,000 was generated by stations we owned or operated for the comparable period in 2015 (“same station”). The increase in same station revenue was primarily the result of an increase in gross political revenue of $1,619,000 offset by a decrease in gross local revenue of approximately $921,000 from the third quarter of 2015. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The majority of the increase in political revenue (77%) was attributable to our Joplin, Missouri TV market with the remainder of the increase attributable to Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin radio markets. The decrease in gross local revenue was due to decreases in our Bellingham, Washington; Charlottesville, Virginia; Des Moines, Iowa; Milwaukee, Wisconsin and our Victoria, Texas markets.

Station operating expense was $25,459,000 for the three months ended September 30, 2016, compared with $24,324,000 for the three months ended September 30, 2015, an increase of $1,135,000 or 4.7%. Approximately $1,017,000 or 90% of the increase was attributable to stations that we did not own or operate for the entire comparable period. We had an increase of approximately $118,000 on a same station basis primarily due to an increase in our health insurance costs of $97,000.

Operating income for the three months ended September 30, 2016 was $9,325,000 compared to $6,497,000 for the three months ended September 30, 2015, an increase of $2,828,000 or 43.5%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating, described above, an increase in our corporate general and administrative expenses of $151,000 or 5.9% and an increase in other operating income of $1,826,000, from the third quarter of 2015. The increase in corporate expenses is due to increases in non-cash compensation related to the amortization of restricted stock grants of $163,000. The increase in other operating income is from the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 10 of the financial statements and a reduction in other operating expenses related to the loss of $400,000 in 2015 from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

We generated net income of $5,414,000 ($.92 per share on a fully diluted basis) during the three months ended September 30, 2016, compared to $3,112,000 ($.53 per share on a fully diluted basis) for the three months ended September 30, 2015, an increase of $2,302,000 or 74%. We had an increase in operating income of $2,828,000, as described above, a decrease in interest expense of $33,000 and a decrease in the write-off of debt issuance costs of $557,000 related to the new Credit Facility entered into during the third quarter of 2015 partially offset by an increase in income tax expense of $1,116,000.

Radio Segment

For the three months ended September 30, 2016, net operating revenue of the radio segment was $29,878,000 compared with $28,536,000 for the three months ended September 30, 2015, which represents an increase of $1,342,000 or 4.7%. Approximately $1,574,000 of the increase was attributable stations we did not own or operate for the entire comparable period, which was partially offset by a decrease of $232,000 for the stations we owned or operated for the comparable period in 2015. The decrease in same station net operating revenue was primarily attributable to a decrease in gross local revenue of $753,000 partially offset by increases in gross political revenue of $376,000 and gross national revenue of $170,000. The decrease in gross local revenue was due to decreases in our Bellingham, Washington; Charlottesville, Virginia; Des Moines, Iowa and Milwaukee, Wisconsin markets. The increase in gross political revenue was due to a higher number of national, state and local elections in our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin markets. The increase in gross national revenue was due to increases in our Columbus, Ohio and Milwaukee, Wisconsin markets.

Station operating expense for the radio segment was $21,775,000 for the three months ended September 30, 2016, compared with $20,825,000 for the three months ended September 30, 2015, an increase of $950,000 or 4.6%. The increase in station operating expense for the radio segment represents an increase of approximately $1,017,000 in stations we did not own or operate in the entire comparable period partially offset by a decrease of $67,000 in stations we did own or operate for the comparable period in 2015. The decrease in radio same station operating expenses is primarily a result of a decrease in selling expenses of $196,000 partially offset by increases in healthcare costs of $67,000, compensation costs of $46,000 and programming expenses of $29,000.

Operating income in the radio segment increased $2,185,000 or 29.9% to $9,496,000 for the three months ended September 30, 2016, from $7,311,000 for the three months ended September 30, 2015. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense as described above. Additionally, the increase in other operating income is from the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 10 of the financial statements and a reduction in other operating expenses related to the loss of $400,000 in 2015 from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

Television Segment

For the three months ended September 30, 2016, net operating revenue of our television segment was $6,241,000 compared with $5,295,000 for the three months ended September 30, 2015, an increase of $946,000 or 17.9% which was primarily related to an increase in gross political revenue of $1,243,000 in our Joplin, Missouri market, partially offset by a decrease in gross local revenue of $168,000. The increase in gross political revenue was due to a higher number of national, state and local elections in both of our markets. The decrease in gross local revenue was due to a decrease at our Victoria, Texas market.

Station operating expense in the television segment for the three months ended September 30, 2016 was $3,684,000, compared with $3,499,000 for the three months ended September 30, 2015, an increase of $185,000 or 5.3%. The increase is primarily related to increases in national sales commissions of $62,000, compensation costs of $44,000, retransmission fees of $42,000 and healthcare costs of $30,000.

Operating income in the television segment for the three months ended September 30, 2016 was $2,557,000 compared with $1,763,000 for the three months ended September 30, 2015, an increase of $794,000 or 45.0%. The increase was a direct result of the increase in net operating revenue partially offset by the increase in station operating expense described above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2016 and 2015.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$105,302	$97,250	$8,052	8.3%
Station operating expense	75,564	71,400	4,164	5.8%
Corporate general and administrative	8,065	7,642	423	5.5%
Other operating (income) expense, net	(1,385)	447	1,832	N/M
Operating income	23,058	17,761	5,297	29.8%
Interest expense	574	714	(140)	(19.6)%
Write-off of debt issuance costs	—	557	(557)	N/M
Other (income) expense, net	—	(417)	417	N/M
Income before income tax expense	22,484	16,907	5,577	33.0%
Income tax expense	9,235	7,190	2,045	28.4%
Net income	$13,249	$9,717	$3,532	36.4%
Earnings per share (diluted)	$2.26	$1.67	$.59	35.3%

Radio Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$88,208	$81,829	$6,379	7.8%
Station operating expense	64,757	61,066	3,691	6.0%
Other operating (income) expense, net	(1,388)	414	1,802	N/M
Operating income	$24,839	$20,349	$4,490	22.1%

Television Broadcasting Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$17,094	$15,421	$1,673	10.9%
Station operating expense	10,807	10,334	473	4.6%
Other operating expense	3	33	30	N/M
Operating income	$6,284	$5,054	$1,230	24.3%

N/M =        Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2016:
Net operating revenue	$88,208	$17,094	$—	$105,302
Station operating expense	64,757	10,807	—	75,564
Corporate general and administrative	—	—	8,065	8,065
Other operating (income) expense, net	(1,388)	3	—	(1,385)
Operating income (loss)	$24,839	$6,284	$(8,065)	$23,058

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015:
Net operating revenue	$81,829	$15,421	$—	$97,250
Station operating expense	61,066	10,334	—	71,400
Corporate general and administrative	—	—	7,642	7,642
Other operating expense	414	33	—	447
Operating income (loss)	$20,349	$5,054	$(7,642)	$17,761

Consolidated

For the nine months ended September 30, 2016, consolidated net operating revenue was $105,302,000 compared with $97,250,000 for the nine months ended September 30, 2015, an increase of $8,052,000 or 8.3%. Approximately $5,059,000 or 63% was attributable to stations that we did not own or operate for the entire comparable period and $2,993,000 was attributable to stations we owned or operated for the comparable period. The majority of increase in same station revenue was due to an increase in gross political revenue of $2,972,000 from 2015. The majority of the increase in political revenue (49%) was attributable to our Joplin, Missouri TV market with the remainder of the increase attributable to our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin radio markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets.

Station operating expense was $75,564,000 for the nine months ended September 30, 2016, compared with $71,400,000 for the nine months ended September 30, 2015, an increase of $4,164,000 or 5.8%. The increase was attributable to an increase of $3,382,000 or 81% attributable to stations that we did not own or operate for the entire comparable period and an increase of $782,000 on a same station basis. The increase in same station is primarily a result of an increase in healthcare costs of $586,000 and compensation costs of $289,000.

Operating income for the nine months ended September 30, 2016 was $23,058,000 compared to $17,761,000 for the nine months ended September 30, 2015, an increase of $5,297,000 or 29.8%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating expense, described above. Additionally, there was an increase in our corporate general and administrative expenses of $423,000 or 5.5%, from 2015 and an increase in our other operating income of $1,832,000. The increase in corporate expenses is primarily due to an increase in non-cash compensation related to the amortization of restricted stock grants of $394,000. The increase in other operating income is from the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 10 of the financial statements and a reduction in other operating expenses related to the loss of $400,000 in 2015 from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

We generated net income of 13,249,000 ($2.26 per share on a fully diluted basis) during the nine months ended September 30, 2016, compared to $9,717,000 ($1.67 per share on a fully diluted basis) for the nine months ended September 30, 2015, an increase of $3,532,000 or 36.4%. We had an increase in operating income of $5,297,000, as described above, a decrease in interest expense of $140,000 driven by a decrease in the interest rate and amortization of bank fees, a decrease in the write-off of debt issuance costs of $557,000 due to the new Credit Facility entered into during the third quarter of 2015, partially offset by an increase in income tax expense of $2,045,000 and a decrease in other income of $417,000 attributable to a gain recognized in 2015 from insurance proceeds related to lightning damage to two of our transmitters.

Radio Segment

For the nine months ended September 30, 2016, net operating revenue of the radio segment was $88,208,000 compared with $81,829,000 for the nine months ended September 30, 2015, which represents an increase of $6,379,000 or 7.8%. Approximately $5,059,000 or 79% was attributable to stations that we did not own or operate for the entire comparable period and $1,320,000 was attributable to stations we owned or operated for the comparable period. The majority of increase in same station revenue was due to an increase in gross political revenue of $1,467,000 from 2015. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The increase in political revenue was primarily attributable to increases in our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin markets.

Station operating expense for the radio segment was $64,757,000 for the nine months ended September 30, 2016, compared with $61,066,000 for the nine months ended September 30, 2015, a decrease of $3,691,000 or 6.0%. The increase was attributable to an increase of $3,382,000 or 92% attributable to stations that we did not own or operate for the entire comparable period and an increase of $309,000 on a same station basis. The increase in same station is primarily a result of an increase in healthcare costs of $457,000 partially offset by a decrease in legal expenses of $99,000.

Operating income in the radio segment increased $4,490,000 or 22.1% to $24,839,000 for the nine months ended September 30, 2016, from $20,349,000 for the nine months ended September 30, 2015. The increase was a result of the increase in net operating revenue, partially offset by the increase in station operating expenses, as described above. Additionally, there was an increase in other operating income from the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 10 of the financial statements and a reduction in other operating expenses related to the loss of $400,000 in 2015 from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 5 of the financial statements.

Television Segment

For the nine months ended September 30, 2016, net operating revenue of our television segment was $17,094,000 compared with $15,421,000 for the nine months ended September 30, 2015, an increase of $1,673,000 or 10.9% which was primarily related to gross political revenue of $1,506,000 primarily attributable to our Joplin, Missouri market. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets.

Station operating expense in the television segment for the nine months ended September 30, 2016 was $10,807,000, compared with $10,334,000 for the nine months ended September 30, 2015, an increase of $473,000 or 4.6%. The increase is primarily a result of an increase in compensation costs of $195,000, an increase in healthcare costs of $129,000, an increase in retransmission costs of $85,000 and an increase in national commissions of $82,000.

Operating income in the television segment for the nine months ended September 30, 2016 was $6,284,000 compared with $5,054,000 for the nine months ended September 30, 2015, an increase of $1,230,000 or 24.3%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.5625% at September 30, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2016.

In 2003, we entered into an agreement of understanding with Surtsey Media, LLC (“Surtsey Media”), a wholly-owned subsidiary of Surtsey Productions, Inc., whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At September 30, 2016, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at September 30, 2016, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the nine months ended September 30, 2016 and 2015, we had net cash flows from operating activities of $21,020,000 and $19,348,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2016 were $4,149,000 ($4,427,000 in 2015). We anticipate capital expenditures in 2016 to be approximately $5 – $5.5 million, which we expect to finance through funds generated from operations.

On March 2, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, was paid on April 15, 2016 to shareholders of record on March 28, 2016 and funded by cash on the Company’s balance sheet.

On June 1, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.25 per share on its Classes A and B Common Stock. This dividend, totaling $1.5 million, was paid on July 8, 2016 to shareholders of record on June 15, 2016 and funded by cash on the Company’s balance sheet.

On August 30, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, was paid on September 30, 2016 to shareholders of record on September 14, 2016 and funded by cash on the Company’s balance sheet.

On February 3, 2016 we acquired an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2016. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options and the payment of the withholding taxes related to those stock option exercises.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2016	126	$41.30	—	$24,919,494
August 1 – August 31, 2016	—	$—	—	$24,919,494
September 1 – September 30, 2016	—	$—	—	$24,919,494
Total	126	$41.30	—	$24,919,494

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 9, 2016	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2016	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)