Form 10-K
period 2016-12-31
SAGA COMMUNICATIONS INC
filed 2017-03-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2016 on the NYSE MKT: $196,675,874.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 2, 2017 was 5,011,737 and 878,475, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2016 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects”, “anticipates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2017 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2017, we owned and/or operated four television stations and five low-power television stations serving two markets, and sixty-eight FM and thirty-two AM radio stations serving twenty-four markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; Des Moines, Iowa; and Joplin, Missouri.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2017:

		2016	2016
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	30	41	Classic Rock	Men 40-64
WHQG	Milwaukee, WI	30	41	Rock	Men 18-49
WJMR-FM	Milwaukee, WI	30	41	Urban Adult Contemporary	Women 25-54
WNRG-FM	Milwaukee, WI	30	41	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	34	37	Adult Contemporary	Women 25-54
WNND	Columbus, OH	34	37	Classic Hits	Adults 35-64
WNNP	Columbus, OH	34	37	Classic Hits	Adults 35-64
WLVQ	Columbus, OH	34	37	Classic Rock	Men 40-64
WVMX	Columbus, OH	34	37	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	45	Rock	Men 18-49
WAFX	Norfolk, VA	40	45	Classic Rock	Men 35-64
KSTZ	Des Moines, IA	68	72	Hot Adult Contemporary	Women 25-44
KSTZ-HD2	Des Moines, IA	68	72	Country Legends	Adults 45-64
KIOA	Des Moines, IA	68	72	Classic Hits	Adults 45-64
KAZR	Des Moines, IA	68	72	Rock	Men 25-49
KAZR-HD2	Des Moines, IA	68	72	Adult Standards	Adults 45+
KMYR	Des Moines, IA	68	72	Adult Contemporary	Women 25-54
KIOA-HD2	Des Moines, IA	68	72	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	78	92	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	78	92	Classic Hits	Adults 45-64
WPOR	Portland, ME	78	92	Country	Adults 25-54
WCLZ	Portland, ME	78	92	Adult Album Alternative	Adults 25-54
WAQY	Springfield, MA	101	95	Classic Rock	Men 35-54
WLZX	Springfield, MA	101	95	Rock	Men 18-49
WZID	Manchester, NH	130	200	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	130	200	Classic Hits	Adults 45-64
WZID-HD2	Manchester, NH	130	200	Contemporary Hits	Adults 18-34
WSIG	Harrisonburg, VA	158	256	Classic Country	Adults 40-64
WQPO	Harrisonburg, VA	158	256	Contemporary Hits	Women 18-34
WQPO-HD3	Harrisonburg, VA	158	256	Classic Rock	Male 40-64
WMQR	Harrisonburg, VA	158	256	Adult Contemporary	Female 25-44
WWRE	Harrisonburg, VA	158	256	Classic Hits	Adults 45+
WOXL-FM	Asheville, NC	165	160	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	165	160	Classic Rock	Men 40+
WTMT-HD2	Asheville, NC	165	160	Country Legends	Adults 45-64
WTMT-HD3	Asheville, NC	165	160	Country Legends	Adults 45-64
WOXL-HD2	Asheville, NC	165	160	Adult Album Alternative	Adults 18-49
WLRW	Champaign, IL	171	210	Hot Adult Contemporary	Women 25-44
WREE	Champaign, IL	171	210	Adult Hits	Adults 35-44
WYXY	Champaign, IL	171	210	Classic Country	Adults 45-64

(footnotes follow tables)

4

		2016	2016
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WIXY	Champaign, IL	171	210	Country	Adults 25-54
WIXY-HD2	Champaign, IL	171	210	Rock	Men 18-49
WIXY-HD3	Champaign, IL	171	210	Contemporary Hits	Adults 18-34
WLRW-HD2	Champaign, IL	171	210	Oldies/Classic Hits	Adults 45-64
WWWV	Charlottesville, VA	182	207	Classic Rock	Men 35-64
WQMZ	Charlottesville, VA	182	207	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	182	207	Adult Album Alternative	Adults 25-54
WUVA (c )	Charlottesville, VA	182	207	Country	Adults 25-54
WNAX-FM	Yankton, SD	191	262	Country	Adults 25-54
KEGI	Jonesboro, AR	242	225	Classic Rock	Men 45-64
KDXY	Jonesboro, AR	242	225	Country	Adults 25-54
KJBX	Jonesboro, AR	242	225	Adult Contemporary	Women 25-54
KJBX-HD2	Jonesboro, AR	242	225	Country Legends	Adults 45-64
KDXY-HD2	Jonesboro, AR	242	225	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	242	225	Sports ESPN	Men 35+
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 35-64
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
WKVT-FM	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 35-64
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-49
WRND-FM	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-64
WCVQ-HD2	Clarksville, TN — Hopkinsville, KY	N/A	N/A
WCVQ-HD3	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country Legends	Adults 45-64
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Iconic Rock	Men 35-64
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 25-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-64
WFIZ-FM	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Classic Hits/Oldies	Adults 35+
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 35-54
WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adult 18-49
WKNE-HD3	Keene, NH	N/A	N/A	Classic Country	Adults 45-64
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 35+
KMIT-HD2	Mitchell, SD	N/A	N/A	Adult Contemporary	Women 25-54
KMIT-HD3	Mitchell, SD	N/A	N/A	Sports	Men 35+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
KICD-FM	Spencer, IA	N/A	N/A	Country	Adults 35+
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54

(footnotes follow tables)

5

		2016	2016
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WLFZ	Springfield, IL	N/A	N/A	Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Country Legends	Adults 45-64

AM:
WJYI	Milwaukee, WI	30	41	Christian	Adults 18+
WJOI	Norfolk, VA	40	45	Adult Hits	Adults 45+
KRNT	Des Moines, IA	68	72	Adult Standards/Sports	Adults 45+
KPSZ	Des Moines, IA	68	72	Christian	Adults 18+
WGAN	Portland, ME	78	92	News/Talk	Adults 35+
WZAN	Portland, ME	78	92	Talk/Sports	Men 25-54
WBAE	Portland, ME	78	92	News/Talk	Adults 35+
WGIN	Portland, ME	78	92	News/Talk	Adults 35+
WHNP	Springfield, MA	101	95	News/Talk	Adults 35+
WFEA	Manchester, NH	130	200	News/Talk	Adults 35+
WSVA	Harrisonburg, VA	158	256	News/Talk	Adults 35+
WHBG	Harrisonburg, VA	158	256	Sports ESPN	Men 25+
WISE	Asheville, NC	165	160	Sports/Talk	Men 18+
WYSE	Asheville, NC	165	160	Sports/Talk	Men 18+
WINA	Charlottesville, VA	182	207	News/Talk	Adults 35+
WVAX	Charlottesville, VA	182	207	Sports Talk	Men 18+
WNAX	Yankton, SD	191	262	News/Talk	Adults 35+
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35+
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18+
KBAI	Bellingham, WA	N/A	N/A	Progressive Talk	Adults 35+
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35+
WBCO	Bucyrus, OH	N/A	N/A	Classic Country	Adults 45+
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-54
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk ESPN	Men 25+
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35+
WNYY	Ithaca, NY	N/A	N/A	Oldies	Adults 35+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35+
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35+
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18+
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35+
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35+
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35+

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2016 Market Report.

(c )	Station operated under the terms of a Local Marketing Agreement (“LMA”) effective February 1, 2017.

The following table sets forth information about the television stations that we own or operate and the markets they serve as of February 28, 2017:

		2016 Market
		Ranking by		Fall 2016
		Number of TV	Station	Station Ranking
Station	Market (a)	Households (b)	Affiliate	(by # of viewers) (b)

KOAM-TV	Joplin, MO — Pittsburg, KS	151	CBS	1
KFJX(d)	Joplin, MO — Pittsburg, KS	151	FOX	2
KAVU-TV	Victoria, TX	203	ABC	N/S
KVCT(c)	Victoria, TX	203	FOX	N/S
KMOL-LD	Victoria, TX	203	NBC	N/S
KXTS-LD	Victoria, TX	203	CBS	N/S
KUNU-LD	Victoria, TX	203	Univision	N/S
KVTX-LP	Victoria, TX	203	Telemundo	N/S
KQZY-LP	Victoria, TX	203	Cozi TV	N/S

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Fall 2016 A.C. Nielsen ratings and data.

(c)	Station operated under the terms of a Time Brokerage Agreement (“TBA”).

(d)	Station operated under the terms of a Shared Services Agreement.

N/S Station is a non-subscriber to the A.C. Nielsen ratings and data.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations at December 31, 2016. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. For more information regarding our reportable segments, see Note 13 of the Notes to Consolidated Financial Statements included with this Form 10-K, which is incorporated herein by reference.

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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as eight radio stations in a single market. See “Federal Regulation of Radio and Television Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and Federal Communications Commission (“FCC”) rules.

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

Approximately $131,233,000 or 85% of our gross revenue for the year ended December 31, 2016 (approximately $125,558,000 or 87% in fiscal 2015 and approximately $127,214,000 or 87% in fiscal 2014) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2016 was approximately $23,545,000 or 15% of our gross revenue which includes $5,183,000 in national political sales or 3% of our gross revenue (approximately $18,368,000 or 13% in fiscal 2015 and approximately $19,074,000 or 13% in fiscal 2014).

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

Employees

As of December 31, 2016, we had approximately 783 full-time employees and 363 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WOXL	Asheville, NC	50,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2019
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
WRSY	Brattleboro, VT	3,000	April 1, 2022
WKVT	Brattleboro, VT	6,000	April 1, 2022
WQEL	Bucyrus, OH	3,000	October 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WREE	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WRND	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WLVQ	Columbus, OH	50,000	October 1, 2020
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2022
WPVQ	Greenfield, MA	3,000	April 1, 2022

(footnotes follow tables)

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

WMQR	Harrisonburg, VA	25,000	October 1, 2019
WQPO	Harrisonburg, VA	50,000	October 1, 2019
WSIG	Harrisonburg, VA	25,000	October 1, 2019
WWRE	Harrisonburg, VA	6,000	October 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2022
WQNY	Ithaca, NY	50,000	June 1, 2022
WIII	Ithaca, NY	50,000	June 1, 2022
WFIZ	Ithaca, NY	6,000	June 1, 2022
KEGI	Jonesboro, AR	50,000	June 1, 2020
KDXY	Jonesboro, AR	25,000	June 1, 2020
KJBX	Jonesboro, AR	6,000	June 1, 2020
WKNE	Keene, NH	50,000	April 1, 2022
WSNI	Keene, NH	6,000	April 1, 2022
WINQ	Keene, NH	6,000	April 1, 2022
WZID	Manchester, NH	50,000	April 1, 2022
WMLL	Manchester, NH	6,000	April 1, 2022
WKLH	Milwaukee, WI	50,000	December 1, 2020
WHQG	Milwaukee, WI	50,000	December 1, 2020
WNRG	Milwaukee, WI	6,000	December 1, 2020
WJMR	Milwaukee, WI	6,000	December 1, 2020
KMIT	Mitchell, SD	100,000	April 1, 2021
KUQL	Mitchell, SD	100,000	April 1, 2021
WNOR	Norfolk, VA	50,000	October 1, 2019
WAFX	Norfolk, VA	100,000	October 1, 2019
WRSI	Northampton, MA	3,000	April 1, 2022
WPOR	Portland, ME	50,000	April 1, 2022
WCLZ	Portland, ME	50,000	April 1, 2022
WMGX	Portland, ME	50,000	April 1, 2022
WYNZ	Portland, ME	25,000	April 1, 2022
KICD	Spencer, IA	100,000	February 1, 2021
KMRR	Spencer, IA	25,000	February 1, 2021
WLZX	Springfield, MA	6,000	April 1, 2022
WAQY	Springfield, MA	50,000	April 1, 2022
WYMG	Springfield, IL	50,000	December 1, 2020
WLFZ	Springfield, IL	50,000	December 1, 2020
WDBR	Springfield, IL	50,000	December 1, 2020
WQQL	Springfield, IL	25,000	December 1, 2020
WNAX	Yankton, SD	100,000	April 1, 2021

(footnotes follow tables)

		Power		Expiration Date of
Station	Market (1)	(Watts) (2)		FCC Authorization

AM:
WISE	Asheville, NC	5,000		December 1, 2019
WYSE	Asheville, NC	5,000	(5)	December 1, 2019
KGMI	Bellingham, WA	5,000		February 1, 2022
KPUG	Bellingham, WA	10,000		February 1, 2022
KBAI	Bellingham, WA	1,000	(5)	February 1, 2022
WKVT	Brattleboro, VT	1,000		April 1, 2022
WBCO	Bucyrus, OH	500	(5)	October 1, 2020
WINA	Charlottesville, VA	5,000		October 1, 2019
WVAX	Charlottesville, VA	1,000		October 1, 2019
WRND	Clarksville, TN/Hopkinsville, KY	1,000	(5)	August 1, 2020
WKFN	Clarksville, TN	1,000	(5)	August 1, 2020
KRNT	Des Moines, IA	5,000		February 1, 2021
KPSZ	Des Moines, IA	10,000		February 1, 2021
WHMQ	Greenfield, MA	1,000		April 1, 2022
WSVA	Harrisonburg, VA	5,000		October 1, 2019
WHBG	Harrisonburg, VA	1,000	(5)	October 1, 2019
WHCU	Ithaca, NY	5,000		June 1, 2022
WNYY	Ithaca, NY	5,000		June 1, 2022
WKBK	Keene, NH	5,000		April 1, 2022
WZBK	Keene, NH	1,000	(5)	April 1, 2022
WFEA	Manchester, NH	5,000		April 1, 2022
WJYI	Milwaukee, WI	1,000		December 1, 2020
WJOI	Norfolk, VA	1,000		October 1, 2019
WHMP	Northampton, MA	1,000		April 1, 2022
WGAN	Portland, ME	5,000		April 1, 2022
WZAN	Portland, ME	5,000		April 1, 2022
WBAE	Portland, ME	1,000		April 1, 2022
WGIN	Portland, ME	1,000		April 1, 2022
KICD	Spencer, IA	1,000		February 1, 2021
WLZX	Springfield, MA	2,500	(5)	April 1, 2022
WTAX	Springfield, IL	1,000		December 1, 2020
WNAX	Yankton, SD	5,000		April 1, 2021

TV/Channel:
KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800		June 1, 2022
KFJX (3) (DTV Ch 13)	Joplin, MO/Pittsburg, KS	DTV 5,600		June 1, 2022
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000		August 1, 2022
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350		August 1, 2022
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000		August 1, 2022
KVTX-LP(4) (Digital Ch 45)	Victoria, TX	DTV 15,000		August 1, 2022
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000		August 1, 2022
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000		August 1, 2022
KQZY-LP(4)(Digital Ch 33)	Victoria, TX	DTV 4,000		August 2, 2022

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of our television stations is expressed in terms of visual (“vis”) components. WHBG, WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WRND, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We provide services to KFJX pursuant to a shared services agreement with the licensee of KFJX, Surtsey Media, LLC (“Surtsey”). We program KVCT pursuant to a time brokerage agreement with Surtsey. See Note 9 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LD, KXTS-LD, KVTX-LP, KMOL-LD and KQZY-LP are LPTV stations that operate as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the LPTV stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

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

On September 29, 2016, the FCC adopted rules to extend to broadcast licensees the same rules and procedures that common carrier wireless licensees use to seek approval for foreign ownership, with broadcast-specific modifications.

The new rules and procedures allow a broadcast licensee to request in a petition for declaratory ruling under Title 47 U.S.C. Section 310(b)(4):

(1)	approval of up to and including 100 percent aggregate foreign ownership of its controlling U.S. parent;
(2)	approval for a proposed, controlling foreign investor to increase its equity and/or voting interests in the U.S. parent up to and including 100 percent at some future time without filing a new petition—this applies where the foreign investor would acquire an initial controlling interest of less than 100 percent; and
(3)	approval for a non-controlling foreign investor named in the petition to increase its equity and/or voting interests in the U.S. parent at some future time, up to and including a non-controlling 49.99 percent equity and/or voting interest.

The new rules would require the Company to seek specific approval only of foreign individuals or entities with a greater than 5 percent ownership interest (or, in certain situations, an interest greater than 10 percent).

The new rules allow broadcast licensees that have foreign ownership rulings to apply those rulings to all radio and television broadcast licenses then held or subsequently proposed to be acquired by the same licensee and its covered subsidiaries and affiliates, regardless of the broadcast service (e.g., AM, FM, or TV) or the geographic area in which the stations are located.

The new methodology provides a framework for a publicly traded licensee or controlling U.S. parent to ascertain its foreign ownership using information that is “known or reasonably should be known” to the company in the ordinary course of business.

For publicly traded licensees and U.S. parent companies (like the Company), the new rules formalize the current equitable practice of recognizing a licensee’s good faith efforts to comply with 310(b) where the non-compliance was due solely to circumstances beyond the licensee’s control that were not known or reasonably foreseeable to the licensee.

The Communications Act and FCC rules also generally prohibit or restrict the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market. In its 2006 Quadrennial Regulatory Review , released February 4, 2008, the FCC adopted a presumption, in the top 20 Nielsen Designated Market Areas (“DMAs”), that it is not inconsistent with the public interest for one entity to own a daily newspaper and a radio station or, under the following limited circumstances, a daily newspaper and a television station, if (1) the television station is not ranked among the top four stations in the DMA and (2) at least eight independent “major media voices” remain in the DMA. In all other instances, the FCC adopted a presumption that a newspaper/broadcast station combination would not be in the public interest, with two limited exceptions, and emphasized that the FCC is unlikely to approve such transactions. Taking into account these respective presumptions, in determining whether the grant of a transaction that would result in newspaper/broadcast cross-ownership is in the public interest, the FCC will consider the following factors: (1) whether the cross-ownership will increase the amount of local news disseminated through the affected media outlets in the combination; (2) whether each affected media outlet in the combination will exercise its own independent news judgment; (3) the level of concentration in the DMA; and (4) the financial condition of the newspaper or broadcast outlet, and if the newspaper or broadcast station is in financial distress, the proposed owner’s commitment to invest significantly in newsroom operations.

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

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the DMAs in which the relevant stations are located divided by the total national television households as measured by DMA data at the time of a grant, transfer or assignment of a license. For purposes of making this calculation, UHF television stations are attributed with 50 percent of the television households in their DMA market) of 39%. In September 2016, the FCC voted to eliminate this so-called “UHF discount,” but the decision is subject to petitions for reconsideration. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

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

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC , Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the FCC solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. On April 15, 2014, the FCC released its 2014 Quadrennial Regulatory Review which consists of a Further Notice of Proposed Rulemaking (“FNPRM”) and Report and Order(“R&O”) incorporating the record of its 2010 Quadrennial Regulatory Review into the FNPRM. (In the 2010 Quadrennial Regulatory Review, the FCC also sought comment on whether television local news service (“LNS”) agreements and shared service agreements (“SSA”) are substantively equivalent to agreements that are already subject to the FCC’s attribution rules, and are therefore attributable now or should be in the future.) The FNPRM seeks comment on whether to eliminate restrictions on newspaper/radio combinations and the radio/television cross-ownership rule in favor of reliance on the local radio rule and the local television rule. The FCC proposed to retain the current local television ownership rule with a minor modification to update the previous analog contour provision in light of the digital transition. The FCC sought comment on whether to retain the prohibition on the cross-ownership of newspapers and television stations, and if so, whether the FCC should reform the restriction to consider waivers for newspaper/television combinations. The FCC proposed to retain the current local radio ownership rule and the dual network rule without modification. In addition, in the R&O , the FCC attributed to the brokering station same-market television joint sales agreements (“JSAs”) that cover more than 15 percent of the weekly advertising time for the brokered station, but this rule was vacated by the U. S. Court of Appeals for the Third Circuit in Prometheus Radio Project v. FCC et al., 824 F 3d 33 (2016).

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

Proposals are before the FCC whereby the government would take back part of the spectrum allotted for over-the-air television in favor of wireless broadband. The FCC is conducting a proceeding whereby broadcasters may voluntarily participate in a “reverse auction” of their over-the-air broadcast spectrum, otherwise agree to modifications in the spectrum available to them, move from the UHF to the VHF band (with or without compensations), or become subject to restrictions on their usage of the spectrum. The Company filed an application with the FCC seeking to participate in the reverse auction; however, the Company was not a winning bidder in the reverse auction. Therefore, it will not be relinquishing any of its spectrum. However, one of the Company’s television stations will be required to change its operating channel. Some or all of the Company’s costs for that change will be reimbursed by the FCC.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On April, 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, FCC-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements as had been proposed (But see the discussion in “Time Brokerage Agreements” concerning the disclosure of JSAs). On January 29, 2016, the FCC released a Report and Order which expanded to cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees the requirement that public inspection files be posted to the FCC's online database. The Company’s radio stations located in the top 50 radio markets have complied with these rules. All other radio stations owned by the Company must comply with the new rule by March 1, 2018.

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

The FCC’s multiple ownership rules count stations brokered under a JSA toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In December, 2014, the FCC adopted a Notice of Proposed Rulemaking and Report and Order in connection with its 2014 Quadrennial Regulatory Review – Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996 (“ Report and Order ”). The FCC adopted a new attribution rule for JSAs that applies when: (1) both broadcast television stations are licensed to the same DMA; and (2) the brokering station is authorized to sell more than 15 percent of the weekly advertising time of the brokered station. In these circumstances, the brokering station will have an attributable interest in the brokered station. The rule became effective on June 19, 2014. However, as a result of action by the U. S. Congress in 2015, stations that have a television JSA signed before the release of the Report and Order will have until October 1, 2025, to ensure that the agreement complies with the FCC’s media ownership rules or to come into compliance with the media ownership rules by another means. For example, if the local television ownership rule (47 C.F.R. § 73.3555(b)) prohibits the brokering station from having an attributable interest in more than one broadcast television station in the same DMA, the licensees of the affected stations would either have to terminate the agreement or modify the agreement to ensure that the brokering station is authorized to sell no more than 15 percent of the brokered station’s weekly advertising time, or the licensee of the brokering station would have to take other steps to avoid having an attributable interest in more than one broadcast television station in the market. Licensees that believe application of the attribution rule to their particular circumstances would not serve the public interest may seek a waiver of this rule. Likewise, licensees that believe application of the local television ownership rule would adversely affect competition, diversity, or localism may seek a waiver of that rule. Television JSAs entered into after the release of the Report and Order must comply with the FCC’s media ownership rules at the time they are executed; the compliance period does not apply to any television JSA entered into after the release of the Report and Order . The Report and Order requires that all attributable television JSAs be filed with the FCC, and we have complied with this deadline.

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

“Must-Carry” Rules.   The Cable Television Consumer Protection and Competition Act of 1992, among other matters, requires cable television system operators to carry the signals of local commercial and non-commercial television stations and certain LPTV stations. Cable television operators and other MVPDs may not carry broadcast signals without, in certain circumstances, obtaining the transmitting station’s consent. A local television broadcaster must make a choice every three years whether to proceed under the “must-carry” rules or waive the right to mandatory-uncompensated coverage and negotiate a grant of retransmission consent in exchange for consideration from the MVPD. Such must-carry rights extend to the DTV signals broadcast by our stations. For the three-year period commencing on January 1, 2015, we generally elected “retransmission consent” in notifying MVPDs that carry our television programming in our television markets.

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

Low Power FM Radio.   The FCC has created a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of noncommercial educational FM stations with up to 100 watts effective radiated power (“ERP”) with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. On January 4, 2011, the President signed into law the Local Community Radio Act of 2010 which required the FCC to modify the rules authorizing the operation of LPFM, as proposed in MM Docket No. 99-25.  In an order released December 4, 2012, the FCC modified its rules to implement the new law. The law requires the FCC to comply with its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations.

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

Satellite Carriage of Local TV Stations.   The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer FCC-determined “significantly viewed” signals to subscribers. In November, 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed. On November 23, 2010, the FCC released three orders that implemented the Satellite Television Extension and Localism Act of 2010 (“STELA”). The FCC modified its Significantly Viewed (“SV”) rules to implement Section 203 of the STELA which amends Section 340 of the Communications Act to give satellite carriers the authority to offer out-of-market but SV broadcast television stations as part of their local service to subscribers. Section 203 of the STELA changes the restrictions on subscriber eligibility to receive SV network stations from satellite carriers. The STELA Reauthorization Act of 2014 (“STELAR”) added satellite television carriage to the FCC’s market modification authority, which previously applied only to cable television carriage. STELAR also extended until December 31, 2019, the exemption from retransmission consent requirements. STELAR permits the FCC to add communities to, or delete communities from, a station's local television market for purposes of satellite carriage, following a written request. In the FCC’s 2015 STELAR Market Modification Report and Order implementing Section 102 of the STELAR, the FCC adopted satellite television market modification rules that provide a process for broadcasters, satellite carriers, and county governments to request changes to the boundaries of a particular commercial broadcast television station's local television market to include a new community located in a neighboring local market. The rules enable a broadcast television station to be carried by a satellite carrier in such a new community if the station is shown to have a local relationship to that community.

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

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a Report and Order released October 23, 2015, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations for new FM translator stations for the sole and limited purpose of enhancing their existing service to the public. On January 29, 2016, the FCC opened a one-time only filing window during which only Class C and Class D AM broadcast stations could participate. That window closed on July 28, 2016, and a second window opened on July 29, 2016, during which only Class A and Class B AM broadcast stations could participate. That window closed on October 31, 2016. Thereafter, the FCC plans to open windows permitting the licensees of AM stations to apply for a construction permit for a new FM translator to enhance their existing service.   In the filing windows, qualifying AM licensees could, and may in the future, apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service. The FM translator must rebroadcast the related AM station for at least four years, not counting any periods of silence. The Company is an AM licensee, acquired FM translators and relocated them to its markets to pair with its AM broadcast stations. The Company is exploring whether to participate in the future windows. The FCC has not yet announced a date for filing such applications.

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

Changes to Application and Assignment Procedures.   In January 2010, the FCC adopted a First Report and Order that gives Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 ( i.e ., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities that have overcome substantial disadvantage and would be eligible for a bidding credit. In a Notice of Proposed Rulemaking, released October 10, 2014, and in the Quadrennial Regulatory Review NPRM , the FCC also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” In its Report and Order; Order on Reconsideration of the First Report and Order; Third Order on Reconsideration of the Second Report and Order; Third Report and Order,released July 21, 2015, the FCC declined to adopt at that time specific bidding preferences for other types of entities, including those that serve unserved/underserved areas or areas with persistent poverty, as well as those that have overcome disadvantages. The FCC further declined to consider any modification of the tribal lands bidding credit because the record did not support revisions to its current policies for the award of this benefit.

Spectrum Auctions and Channel Sharing. Congress passed and the President signed into law the Middle Class Tax Relief and Job Creation Act of 2012, (codified at 47 U.S.C. § 309(j)(8)(G) 47 U.S.C. § 1452) (2012) (“Spectrum Act”). In a Report and Order, released June 2, 2014, in GN Docket 12-268, the FCC adopted rules to implement the Spectrum Act, including rules to implement the auction of broadcast television spectrum for use by other services. The FCC stated its mandate to protect full power and Class A television facilities that already were operating pursuant to a license (or a pending application for a license to cover a construction permit) on February 22, 2012, and to protect facilities in addition to those the statute requires the FCC to protect, based on consideration of the potential impact on the FCC’s flexibility in the repacking process and its auction goals. The FCC concluded that protecting other categories of facilities, including stations and television translator stations, would unduly constrain the FCC’s flexibility in the repacking process and undermine the likelihood of meeting its objectives for the incentive auction. To help preserve the services provided by LPTV and TV translator stations, the FCC will open a special filing window for such stations that are displaced to select a new channel and will amend its rules to expedite the process for displaced stations to relocate. The reverse and forward spectrum auctions are integrated in a series of stages.  Each stage consists of a reverse auction and a forward auction bidding process, and additional stages are as necessary.  Broadcasters indicated through the pre-auction application process their willingness to relinquish spectrum usage rights at the opening prices.  Based on broadcasters’ collective willingness, the initial spectrum clearing target was set. Then the reverse auction bidding process was run to determine the total amount of incentive payments to broadcasters required to clear that amount of spectrum. The forward auction bidding process followed the reverse auction bidding process.  Full power and Class A station licensees were eligible to participate in the reverse auction. They could bid to voluntarily relinquish the spectrum usage rights associated with station facilities that are eligible for protection in the repacking process. Bidders had the three bid options specified by the Spectrum Act: (1) license relinquishment; (2) reassignment from a UHF to a VHF channel; and (3) channel sharing. UHF-to-VHF bidders could limit their bids to a high (channels 7 to 13) or low (channels 2 to 6) VHF channel. Bidders had the additional option to bid for reassignment from a high VHF channel to a low VHF channel. Potential bidders had to submit certified applications. Between the short-form application filing deadline and the announcement of the results of the reverse auction and the repacking process, all full power and Class A licensees are prohibited from communicating directly or indirectly any reverse or forward auction applicant’s bids or bidding strategies to any other full power or Class A licensee or forward auction applicant. The FCC will share forward auction proceeds with licensees that relinquish rights in the reverse auction as soon as practicable following the successful conclusion of the incentive auction. The FCC will reimburse costs reasonably incurred by television stations that are reassigned to new channels in the repacking process. The FCC will grandfather existing broadcast station combinations that otherwise would no longer comply with the media ownership rules as a result of the reverse auction. The Company timely filed an application to participate in the reverse auction; however, the Company was not a winning bidder in the reverse auction.  Therefore, it will not be relinquishing any of its spectrum.  However, one of the Company’s television stations will be required to change its operating channel. Some or all of the Company’s costs for that change will be reimbursed by the FCC.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. A new organization, Global Music Rights, has recently began issuing licenses for the composers, authors and publishers that it represents. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. Periodically, bills have been introduced in Congress , that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. We cannot predict whether such a law might be enacted. Should such a law be enacted, it would impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities.

On January 3, 2013, the FCC released the Sixth Further Notice of Proposed Rulemaking , which sought comment on the requirement that persons with attributable interests in broadcast licensees and other entities filing an FCC Ownership Report provide an “FCC Registration Number” (“FRN”) linked to their social security numbers. Questions had been raised about the security of the FCC’s Registration System where this data would be stored. On January 20, 2016, the FCC released its Report and Order, Second Report and Order and Order on Reconsideration that implemented a Restricted Use FRN (RUFRN) that individuals may use solely for the purpose of broadcast ownership report filings. The FCC stated its belief that the RUFRN will allow for sufficient unique identification of individuals listed on broadcast ownership reports without necessitating the disclosure to the FCC of individuals’ full Social Security Numbers (SSNs). The FCC eliminated the availability of the Special Use FRN (SUFRN) for broadcast station ownership reports, except in very limited circumstances. On January 4, 2017, the FCC’s Media Bureau issued an Order or Reconsideration denying petitions for reconsideration of the requirement. On February 2, 2017, the FCC set aside the Order on Reconsideration and returned the petitions for reconsideration to pending status to be considered by the full FCC. The FCC is also seeking comment on whether to expand the biennial ownership reporting requirement to include interests, entities and individuals that are not attributable because of (a) the single majority shareholder exemption and (b) the exemption for interests held in eligible entities pursuant to the higher EDP threshold. The Company has utilized the single majority shareholder exemption in reporting ownership interests in the Company. The Company cannot predict whether these proposals will be adopted, and if so, whether information provided by those persons with a reportable attributable interest in the Company will be secure.

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

Executive Officers

    Our current executive officers are:

Name	Age	Position

Edward K. Christian	72	President, Chief Executive Officer and Chairman; Director
Warren S. Lada	62	Chief Operating Officer
Samuel D. Bush	59	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	68	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	57	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Christian has been President, Chief Executive Officer and Chairman since our inception in 1986.

Mr. Lada has been Chief Operating Officer since March 2016. He was Executive Vice President, Operations from 2012 to 2016. He was Senior Vice President, Operations from 2000 to 2012 and Vice President, Operations from 1997 to 2000. From 1992 to 1997 he was Regional Vice President of our subsidiary, Saga Communications of New England, Inc.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2016 our long-term debt (including our guarantee of debt of Surtsey Media, LLC) was approximately $36,365,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The term loan principal under our credit facility amortizes in equal installments of 5% of the term loan during each year, however, upon satisfaction of certain conditions, as defined in the credit facility, no amortization payment is required. The credit facility is also subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of August 18, 2020. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2021, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We maintain key man life insurance on Mr. Christian’s life. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top six markets when combined represented 46%, 44% and 43% of our net operating revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2016, our FCC broadcasting licenses represented 43.5% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

Our Business is Subject to Extensive Federal Regulation

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detailed description of the material regulations applicable to our business, see “Federal Regulation of Radio and Television Broadcasting” and “Other FCC Requirements” in Item 1 of this Form 10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial or revocation of FCC licenses, shortened license renewal terms, monetary forfeitures or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

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

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we and Surtsey will be required to terminate the TBA for station KVCT-TV unless the FCC simultaneously change its duopoly rules to allow ownership of two stations in the applicable markets.

FCC Regulations May Restrict our Ability to Create Duopolies under Joint Service Agreements, which Could Harm our Existing Operations

In our Joplin market, we have created a duopoly by entering into a joint sales agreement (“JSA”). The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. This rule became effective on June 19, 2014. However, as a result of action by the U.S. Congress in 2015, stations that have a television JSA signed before the release of FNPRM will have until October 1, 2025, to ensure that the agreement complies with the FCC’s media ownership rules or to come into compliance with the media ownership results by another means. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has not granted such a waiver and has provided little guidance on what factors must be present for a waiver to be granted. This new rule may require us to amend or terminate our existing JSA with Surtsey for periods following October 1, 2025. For further details on the quadrennial review see “Federal Regulation of Radio and Television Broadcasting” in Item 1 of this Form 10-K

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

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

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desires and are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we may face future uncertainty with respect to the availability of MVPD carriage for our low-power stations.

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

Retransmission Consent Revenue May Not Continue to Grow at Recent Rates and are Subject to Reverse Network Compensation

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 2, 2017, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 64% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Information technology and cybersecurity failures or data security breaches could harm our business

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

As of December 31, 2016 the studios and offices of 25 of our 27 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 21 months to 8 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 73 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Year	High	Low

2015:
First Quarter	$45.61	$38.75
Second Quarter	$43.15	$37.51
Third Quarter	$40.80	$33.53
Fourth Quarter	$48.09	$33.57
2016:
First Quarter	$42.55	$35.77
Second Quarter	$46.10	$36.70
Third Quarter	$45.36	$37.02
Fourth Quarter	$51.25	$40.05

The closing price for the Company’s Class A Common Stock on March 2, 2017 as reported by the NYSE MKT was $50.30. As of March 2, 2017, there were approximately 180 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

During 2016, the Company’s Board of Directors declared four quarterly cash dividends and a special cash dividend totaling $1.30 per share on its Classes A and B shares. These dividends totaling approximately $7.6 million were paid during 2016. See Note 1 of the financial statements for specific details on the dividends.

During 2015, the Company’s Board of Directors declared four quarterly cash dividends and a special cash dividend totaling $1.10 per share on its Classes A and B shares. These dividends totaling approximately $6.4 million were paid during 2015. See Note 1 of the financial statements for specific details on the dividends.

During 2014, the Company’s Board of Directors declared three quarterly cash dividends and a special cash dividend totaling $1.80 per share on its Classes A and B shares. These dividends totally $10.4 million were paid during 2014. See Note 1 of the financial statements for specific details on the dividends.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2016, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
					Remaining Available for
	Number of Shares to				Future Issuance
	be Issued Upon		Weighted-Average		Under Equity
	Exercise of Outstanding		Exercise Price of Outstanding Options,		Compensation Plans
Plan Category	Options Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	132,297	(1)	$28.47	(2)	416,724
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	132,297				937,389

(1)	Includes 103,262 shares of restricted stock and 29,035 shares of options outstanding.

(2)	Weighted-Average Exercise Price of Outstanding Options.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2016. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
		Average	as Part of	be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2016	-	$-	-	$24,919,494
November 1 – November 30, 2016	18,486	$40.05	-	$24,179,130
December 1 – December 31, 2016	-	$-	-	$24,179,130
Total	18,486	$40.05	-	$24,179,130

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 of our Class A Common Stock against the cumulative total return of the NYSE MKT Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., The E.W. Scripps Company, The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The graph and table assume that $100 was invested on December 31, 2011, in each of our Class A Common Stock, the NYSE MKT Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend

Symbol	Total Return For:	12/11	12/12	12/13	12/14	12/15	12/16

	Saga Communications Inc.	100.00	129.45	193.19	174.56	158.72	213.95

	NYSE MKT Stock Market (US Companies)	100.00	109.84	121.09	127.25	98.96	111.28

	Peer Group	100.00	132.72	204.38	190.64	186.81	213.32

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2016 (1)	2015 (2)	2014 (3)(4)	2013 (5)(6)	2012 (5)(6)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$142,591	$132,856	$133,998	$129,478	$130,259
Station Operating Expense	101,542	97,268	98,424	92,977	90,288
Corporate General and Administrative	10,980	10,091	8,901	8,172	7,960
Other Operating (Income) Expense, net	(1,393)	541	(1,210)	—	—
Impairment of Intangible Assets	—	874	1,936	2,033	—
Operating Income From Continuing Operations	$31,462	$24,082	$25,947	$26,296	$32,011
Interest Expense	$776	$888	$1,064	$1,305	$1,733
Net Income (Loss):
From Continuing Operations	$18,186	$13,414	$14,904	$15,050	$18,060
From Discontinued Operations	—	—	—	223	(135)
Net Income	$18,186	$13,414	$14,904	$15,273	$17,925
Basic Earnings (Loss) Per Share:
From Continuing Operations	$3.10	$2.31	$2.57	$2.62	$3.19
From Discontinued Operations	—	—	—	0.04	(0.02)
Earnings Per Share	$3.10	$2.31	$2.57	$2.66	$3.17
Weighted Average Common Shares	5,761	5,706	5,700	5,681	5,659
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$3.09	$2.29	$2.55	$2.60	$3.18
From Discontinued Operations	—	—	—	0.04	(0.02)
Earnings Per Share	$3.09	$2.29	$2.55	$2.64	$3.16
Weighted Average Common and Common Equivalent Shares	5,771	5,740	5,753	5,745	5,672
Cash Dividends Declared Per Common Share	$1.30	1.10	1.80	1.80	1.24

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$37,749	$33,557	$30,554	$28,079	$27,066
Net Property and Equipment	$56,562	$58,131	$55,187	$56,337	$58,462
Net Intangible and Other Assets	$110,664	$98,545	$93,270	$94,806	$98,434
Total Assets	$221,020	$204,571	$192,044	$193,224	$197,330
Long-term Debt Including Current Portion	$36,365	$36,365	$36,078	$46,078	$58,828
Stockholders’ Equity	$134,982	$122,816	$115,245	$109,701	$104,209

(1)	Reflects the results of WLVQ-FM operated under the terms of an LMA until acquired in February 2016.

(2)	Reflects the results of WSVA-AM, WHBG-AM, WQPO-FM, WWRE-FM, and WMQR-FM acquired in August 2015 and WSIG-FM acquired in September 2015. Reflects the results of WLVQ-FM operated under the terms of an LMA effective November 2015. In December 2015, the Company disposed of the Illinois Radio Network.

(3)	In December 2014, the Company sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network, the Minnesota Farm Network.

(4)	Reflects the results of WFIZ-FM, acquired in January 2014.

(5)	In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information prior to the split has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(6)	In January 2013, the Company sold WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

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

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. At December 31, 2016, the Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2016, 2015 and 2014, approximately 86%, 88% and 88%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2014 and 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2015.

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

During the years ended December 31, 2016, 2015 and 2014, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 35%, 34%, and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2016	2015	2014

Market:
Columbus, Ohio	10%	7%	7%
Des Moines, Iowa	6%	7%	6%
Manchester, New Hampshire	5%	5%	5%
Milwaukee, Wisconsin	10%	10%	11%
Norfolk, Virginia	4%	5%	5%

During the years ended December 31, 2016, 2015 and 2014, the radio stations in our five largest markets when combined, represented approximately 37%, 36% and 32%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2016	2015	2014

Market:
Columbus, Ohio	11%	8%	7%
Des Moines, Iowa	5%	6%	5%
Manchester, New Hampshire	7%	7%	7%
Milwaukee, Wisconsin	11%	11%	10%
Norfolk, Virginia	3%	4%	3%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the years ended December 31, 2016, 2015 and 2014, approximately 77%, 85% and 83%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2014 and 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2015.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 11%, 10% and 10% of our net operating revenues, and approximately 16%, 13% and 13% of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets) for the years ended December 31, 2016, 2015 and 2014, respectively.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2016, 2015 and 2014.

Consolidated Results of Operations

				2016 vs. 2015		2015 vs. 2014
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2016	2015	2014	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$142,591	$132,856	$133,998	$9,735	7.3%	$(1,142)	(0.9)%
Station operating expense	101,542	97,268	98,424	4,274	4.4%	(1,156)	(1.2)%
Corporate G&A	10,980	10,091	8,901	889	8.8%	1,190	13.4%
Other operating expense (income), net	(1,393)	541	(1,210)	(1,934)	N/M	1,751	N/M
Impairment of intangible assets	—	874	1,936	(874)	N/M	(1,062)	(54.9)%
Operating income	31,462	24,082	25,947	7,380	30.6%	(1,865)	(7.2)%
Interest expense	776	888	1,064	(112)	(12.6)%	(176)	(16.5)%
Write-off debt issuance costs	—	557	—	(557)	N/M	557	N/M
Other income	—	(417)	(71)	417	N/M	(346)	N/M
Income before income tax	30,686	23,054	24,954	7,632	33.1%	(1,900)	(7.6)%
Income tax provision	12,500	9,640	10,050	2,860	29.7%	(410)	(4.1)%
Net income	$18,186	$13,414	$14,904	$4,772	35.6%	$(1,490)	(10.0)%
Earnings per share (fully diluted)	$3.09	$2.29	$2.55	$0.80	34.9%	$(0.26)	(10.2)%

Radio Broadcasting Segment

				2016 vs. 2015		2015 vs. 2014
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2016	2015	2014	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$118,955	$111,792	$113,627	$7,163	6.4%	$(1,835)	(1.6)%
Station operating expense	86,799	83,188	85,167	3,611	4.3%	(1,979)	(2.3)%
Other operating expense (income), net	(1,351)	499	(1,210)	(1,850)	N/M	1,709	N/M
Impairment of intangible assets	—	874	1,936	(874)	N/M	(1,062)	(54.9)%
Operating income	$33,507	$27,231	$27,734	$6,276	23.0%	$(503)	(1.8)%

Television Broadcasting Segment

				2016 vs. 2015		2015 vs. 2014
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2016	2015	2014	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s)
Net operating revenue	$23,636	$21,064	$20,371	$2,572	12.2%	$693	3.4%
Station operating expense	14,743	14,080	13,257	663	4.7%	823	6.2%
Other operating expense	(42)	32	—	(74)	N/M	32	N/M
Operating income	$8,935	$6,952	$7,114	$1,983	28.5%	$(162)	(2.3)%

N/M=Not meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
Year Ended December 31, 2016:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$118,955	$23,636	$—	$142,591
Station operating expense	86,799	14,743	—	101,542
Corporate general and administrative	—	—	10,980	10,980
Other operating expense	(1,351)	(42)	—	(1,393)
Operating income (loss)	$33,507	$8,935	$(10,980)	$31,462

			Corporate
Year Ended December 31, 2015:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$111,792	$21,064	$—	$132,856
Station operating expense	83,188	14,080	—	97,268
Corporate general and administrative	—	—	10,091	10,091
Other operating expense	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss)	$27,231	$6,952	$(10,101)	$24,082

			Corporate
Year Ended December 31, 2014:	Radio	Television	and Other	Consolidated
	(In thousands)
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating (income) expense	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss)	$27,734	$7,114	$(8,901)	$25,947

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated

For the year ended December 31, 2016, consolidated net operating revenue was $142,591,000 compared with $132,856,000 for year ended December 31, 2015, an increase of $9,735,000 or 7.3%. Approximately $5,816,000 or 60% was attributable to stations that we did not own or operate for the entire comparable period and $3,919,000 was attributable to stations we owned or operated for the comparable period in 2015 (“same station”). The increase in same station revenue was due primarily to an increase in gross political revenue of $5,263,000 partially offset by a decrease in gross local revenue of $1,696,000 from 2015. The majority of the increase in political revenue (55%) was attributable to our Joplin, Missouri TV market with the remainder of the increase attributable to our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The decrease in gross local revenue was mainly attributable to decreases in our Bellingham, Washington, Milwaukee, Wisconsin and Victoria, Texas markets.

Station operating expense was $101,542,000 for the year ended December 31, 2016, compared with $97,268,000 for the year ended December 31, 2015, an increase of $4,274,000 or 4.4%. The increase was attributable to an increase of $3,611,000 or 84% from stations that we did not own or operate for the entire comparable period and an increase of $663,000 on a same station basis. The increase in same station is primarily a result of an increase in our television segment station operating expense. Radio segment station operating expense remained consistent on a same station basis. See our television segment below for discussion on the increase in station operating expense.

Operating income for the year ended December 31, 2016 was $31,462,000 compared to $24,082,000 for the year ended December 31, 2015, an increase of $7,380,000, or 30.6%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above. Additionally, there was an increase in corporate general and administrative expenses of $889,000 or 8.8% and an increase in other operating income of $1,934,000. Operating income for 2015 also included a non-cash impairment charge of $874,000 in connection with our review of broadcast licenses during the fourth quarter (see Note 2 in the accompanying notes to the consolidated financial statements). The increase in corporate expenses is due to an increase in compensation costs of $527,000 and an increase in non-cash compensation related to the amortization of restricted stock grants of $446,000 partially offset by a decrease in consulting fees of $167,000. Other operating income during 2016 related to the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 16 of the financial statements. Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 8 of the financial statements.

We generated net income of $18,186,000 ($3.09 per share on a fully diluted basis) for the year ended December 31, 2016, compared with $13,414,000 ($2.29 per share on a fully diluted basis) for the year ended December 31, 2015, an increase of $4,772,000 or 35.6%. We had an increase in operating income of $7,380,000, as described above, and a decrease in the write-off of debt issuance costs of $557,000, and a decrease in interest expense of $112,000 driven by a decrease in interest rates and amortization of bank fees during 2016. These were partially offset by an increase in income tax expense of $2,860,000, a decrease other income of $417,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters in 2015.

Radio Segment

For the year ended December 31, 2016, net operating revenue of the radio segment was $118,955,000 compared with $111,792,000 for the year ended December 31, 2015, an increase of $7,163,000 or 6.4%. Approximately $5,816,000 or 81% was attributable to stations that we did not own or operate for the entire comparable period and $1,347,000 was attributable to stations we owned or operated for the comparable period. The increase in same station revenue was due primarily to an increase in gross political revenue of $2,334,000 partially offset by a decrease in gross local revenue of $983,000 from 2015. The majority of the increase in political revenue was attributable to our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The decrease in gross local revenue was mainly attributable to decreases in our Bellingham, Washington and Milwaukee, Wisconsin markets.

Station operating expense for the radio segment was $86,799,000 for the year ended December 31, 2016, compared with $83,188,000 for the year ended December 31, 2015, an increase of $3,611,000 or 4.3%. The increase was entirely attributable to an increase from stations that we did not own or operate for the entire comparable period.

Operating income for the radio segment increased $6,276,000 or 23.0% to $33,507,000 for the year ended December 31, 2016, from $27,231,000 for the year ended December 31, 2015. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above, combined with an increase in other operating income of $1,850,000. Operating income for 2015 also included a non-cash impairment charge of $874,000 in connection with our review of broadcast licenses during the fourth quarter (see Note 2 in the accompanying notes to the consolidated financial statements). Other operating income during 2016 related to the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 16 of the financial statements. Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 8 of the financial statements.

Television Segment

For the year ended December 31, 2016, net operating revenue of our television segment was $23,636,000 compared with $21,064,000 for the year ended December 31, 2015, an increase of $2,572,000 or 12.2%. The increase in revenue was due primarily to an increase in gross political revenue of $2,929,000 partially offset by a decrease in gross local revenue of $713,000 from 2015. The increase in political revenue was due to a higher number of national, state and local elections our Joplin, Missouri market. The decrease in gross local revenue was mainly attributable to our Victoria, Texas market.

Station operating expense in the television segment for the year ended December 31, 2016 was $14,743,000, compared with $14,080,000 for the year ended December 31, 2015, an increase of $663,000 or 4.7%. The increase in station operating expense was due to increases in compensation related expenses, healthcare costs, national commission expenses, retransmission expense and program rentals of $188,000, $181,000, $159,000, $102,000 and $93,000, respectively. The retransmission cost increases are a direct result of increased revenue in 2016.

Operating income in the television segment for the year ended December 31, 2016 was $8,935,000 compared with $6,952,000 for the year ended December 31, 2015, an increase of $1,983,000 or 28.5%. The increase was a result of the increase in net operating revenue, partially offset by an increase in station operating expenses, described in above, combined with an increase in other operating income of $74,000 related to the gain on disposal of fixed assets in 2016 compared to the loss on the disposal of fixed assets in 2015.

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

Operating income from continuing operations for the year ended December 31, 2015 was $24,082,000 compared to $25,947,000 for the year ended December 31, 2014, a decrease of $1,865,000, or 7.2%. The decrease was a result of the decrease in net operating revenue offset by the decrease in station operating expense, described above, combined with a $1,190,000, or 13.4% increase in corporate general and administrative expense, and an increase in other operating expense of $1,751,000. Operating income for 2015 and 2014 also included a non-cash impairment charge of $874,000 and $1,936,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements). The increase in corporate expenses is due to an increase in non-cash compensation related to the amortization of restricted stock grants of $829,000 and an increase in consulting fees of $293,000. Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 8 of the financial statements. During 2014, other operating income of $1,210,000 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network).

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

Operating income for the radio segment decreased $503,000 or 1.8% to $27,231,000 for the year ended December 31, 2015, from $27,734,000 for the year ended December 31, 2014. The decrease was a result of the decrease in net operating revenue offset by the decrease in station operating expense, described above, combined with an increase in other operating expense of $1,709,000. Operating income for 2015 and 2014 also included a non-cash impairment charge of $874,000 and $1,936,000, respectively in connection with our review of broadcast licenses during the fourth quarter of each year (see Note 2 in the accompanying notes to the consolidated financial statements). Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc., as discussed in Note 8 of the financial statements. During 2014, other operating income of $1,210,000 related to the gain on the sale of four of our information networks (Michigan Radio Network, Michigan Farm Network, Minnesota News Network and Minnesota Farm Network).

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.625% at December 31, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2016.

In 2003, we entered into an agreement of understanding with Surtsey Media, LLC (“Surtsey Media”), a wholly-owned subsidiary of Surtsey Productions, Inc., whereby we have guaranteed up to $1,250,000 of the debt incurred in Surtsey Media closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2016, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2016, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the years ended December 31, 2016, 2015 and 2014, we had net cash flows from operating activities of $29,333,000, $28,535,000 and $25,416,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2016, we have repurchased two million shares of our Class A Common Stock for $51.6 million. During the year ended December 31, 2016, approximately 19,000 shares were retained for payment of withholding taxes for $746,000 related to the vesting of restricted stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2016 were $4,861,000 ($5,543,000 in 2015). We anticipate capital expenditures in 2017 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

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

On August 30, 2016, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million was paid on September 30, 2016 to shareholders of record on September 14,

2016.

On November 21, 2016 the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.20 per share on its Classes A and B shares. This dividend totaling $2.9 million was paid on December 23, 2016 to shareholders of record on December 5, 2016.

On March 3, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on April 14, 2017 to shareholders of record on March 28, 2017.

On February 3, 2016 we acquired an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for $13,791,000 which included $734,000 in accounts receivable and $57,000 in transactional costs. We operated this station under a LMA from November 16, 2015 through our completion of the acquisition. This acquisition was financed through funds generated from operations.

On January 16, 2017 we entered into an asset purchase agreement to purchase an FM radio station (WUVA) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,650,000. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We expect to close on this station in the second quarter of 2017, pending FCC approval. We plan to fund this acquisition through funds generated from operations.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2016:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$36,365	$1,078	$—	$35,287	$—
Interest Payments on Long-Term Debt(2)	3,017	838	1,655	524	—
Operating Leases	8.407	1,543	2,192	1,350	3,322
Purchase Obligations(3)	40,366	18,538	16,175	3,629	2,024
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$88,155	$21,997	$20,022	$40,790	$5,346

(1)	Under our Credit Facility, the maturity on outstanding debt of $36.4 million could be accelerated if we do not maintain certain covenants. Long-Term Debt Obligations include the guarantee of debt of a related party of $1,078,000. (See Notes 3 and 9 of the Notes to Consolidated Financial Statements).
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $17,196,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian, $21,520,000 in purchase obligations under general operating agreements and contracts including but not limited to syndicated programming contracts; sports programming rights; software rights; ratings services; television advertising; and other operating expenses and $1,650,000 in obligations under asset purchase agreements to acquire broadcast properties.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-3% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2016, from 2.5% to 3.5% or from $560,000 to $782,000 would result in a decrease in net income of $133,800, net of taxes for the year ended December 31, 2016.

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

Broadcast Licenses and Goodwill:   As of December 31, 2016, we have recorded approximately $96,229,000 in broadcast licenses and $7,407,000 in goodwill, which represents 46.9% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

There was no impairment of broadcast licenses in 2016.

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

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2016, the Company would have recorded an additional broadcast license impairment of approximately $500 thousand; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2016, the Company would have recorded an additional broadcast license impairment of approximately $3.8 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2016, the Company would have recorded an additional broadcast license impairment of approximately $9.8 million.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2016 than they did during 2016, our interest expense would increase, and income before taxes would decrease by $353,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 1 to the accompanying financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting as of December 31, 2016 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Saga Communications, Inc.

We have audited Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Saga Communications, Inc.’s (the “Company”) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saga Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Saga Communications, Inc., as of December 31, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended of Saga Communications, Inc. and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ UHY LLP

Farmington Hills, Michigan

March 10, 2017

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms	50
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2016 and 2015	52
— Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	53
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014	54
— Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	55
Notes to Consolidated Financial Statements	56

2.	Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Saga Communications, Inc.

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saga Communications, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ UHY LLP

Farmington Hills, Michigan

March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saga Communications, Inc.

We have audited the accompanying consolidated statement of income of Saga Communications, Inc. (the “Company”) and the related consolidated stockholders' equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit, Michigan

March 13, 2015

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$26,640	$21,614
Accounts receivable, less allowance of $560 ($664 in 2015)	21,660	21,300
Prepaid expenses and other current assets	3,022	2,608
Barter transactions	1,450	1,266
Deferred income taxes	1,022	1,107
Total current assets	53,794	47,895
Net property and equipment	56,562	58,131
Other assets:
Broadcast licenses, net	96,229	88,106
Goodwill	7,407	2,874
Other intangibles, deferred costs and investments, net of accumulated amortization of $12,031 ($11,336 in 2015)	7,028	7,565
	$221,020	$204,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,377	$2,799
Accrued expenses:
Payroll and payroll taxes	7,718	7,401
Other	3,405	2,792
Barter transactions	1,467	1,346
Current portion of long-term debt	1,078	—
Total current liabilities	16,045	14,338
Deferred income taxes	30,763	27,688
Long-term debt	35,287	36,365
Broadcast program rights	969	780
Other liabilities	2,974	2,584
Total liabilities	86,038	81,755
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,638 issued (6,603 in 2015)	66	66
Class B common stock, $.01 par value, 3,500 shares authorized, 878 issued and outstanding (865 in 2015)	8	8
Additional paid-in capital	59,557	57,510
Retained earnings	108,733	98,180
Treasury stock (1,625 shares in 2016 and 1,612 in 2015, at cost)	(33,382)	(32,948)
Total stockholders’ equity	134,982	122,816
	$221,020	$204,571

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)

Net operating revenue	$142,591	$132,856	$133,998
Operating expenses (income):
Station operating expense	101,542	97,268	98,424
Corporate general and administrative	10,980	10,091	8,901
Other operating expense (income), net	(1,393)	541	(1,210)
Impairment of intangible assets	—	874	1,936
	111,129	108,774	108,051
Operating income	31,462	24,082	25,947
Other (income) expenses:
Interest expense	776	888	1,064
Write-off of debt issuance costs	—	557	—
Other income	—	(417)	(71)
Income before income tax	30,686	23,054	24,954
Income tax provision:
Current	9,340	6,000	6,665
Deferred	3,160	3,640	3,385
	12,500	9,640	10,050
Net income	$18,186	$13,414	$14,904

Basic earnings per share	$3.10	$2.31	$2.57
Weighted average common shares	5,761	5,706	5,700

Diluted earnings per share	$3.09	$2.29	$2.55
Weighted average common and common equivalent shares	5,771	5,740	5,753
Dividends declared per share	$1.30	$1.10	$1.80

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2016, 2015 and 2014

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2014	6,409	$64	816	$8	$51,456	$86,693	$(28,520)	$109,701
Net income						14,904		14,904
Conversion of shares from Class B to Class A	3	—	(3)	—				—
Issuance of restricted stock	27	—	30	—				—
Net proceeds from exercised options	7	—		—	244			244
Dividends declared per common share						(10,419)		(10,419)
Compensation expense related to restricted stock awards					826			826
Purchase of shares held in treasury							(254)	(254)
401(k) plan contribution					(30)		273	243
Balance at December 31, 2014	6,446	$64	843	$8	$52,496	$91,178	$(28,501)	$115,245
Net income						13,414		13,414
Conversion of shares from Class B to Class A	40	1	(40)	(1)				—
Issuance of restricted stock	26	—	30	—				—
Forfeiture of restricted stock	(2)	—						—
Net proceeds from exercised options	93	1	32	1	3,393		(4,162)	(767)
Dividends declared per common share						(6,412)		(6,412)
Compensation expense related to restricted stock awards					1,655			1,655
Purchase of shares held in treasury							(563)	(563)
401(k) plan contribution					(34)		278	244
Balance at December 31, 2015	6,603	$66	865	$8	$57,510	$98,180	$(32,948)	$122,816
Net income						18,186		18,186
Conversion of shares from Class B to Class A	12	—	(12)	—				—
Issuance of restricted stock	23	—	25	—				—
Dividends declared per common share						(7,633)		(7,633)
Compensation expense related to restricted stock awards					2,101			2,101
Purchase of shares held in treasury							(746)	(746)
401(k) plan contribution					(54)		312	258
Balance at December 31, 2016	6,638	$66	878	$8	$59,557	$108,733	$(33,382)	$134,982

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$18,186	$13,414	$14,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	6,824	6,702
Deferred income taxes	3,160	3,640	3,385
Impairment of intangible assets	—	874	1,936
Broadcast program rights amortization	628	637	637
Amortization of deferred costs	53	131	187
Compensation expense related to restricted stock awards	2,101	1,655	826
(Gain) loss on sale of assets	(1,393)	541	(1,281)
Gain on insurance claim	—	(417)	—
Barter revenue, net	(286)	(113)	(208)
Deferred and other compensation	14	(41)	(129)
Write-off of debt issuance costs	—	557	—
Income tax expense (benefit) on exercise of options	—	—	10
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	(885)	233	(1,521)
Payments for broadcast program rights	(625)	(635)	(627)
Increase in accounts payable, accrued expenses, and other liabilities	1,117	1,235	595
Total adjustments	11,147	15,121	10,512
Net cash provided by operating activities	29,333	28,535	25,416
Cash flows from investing activities:
Acquisition of property and equipment	(4,861)	(5,543)	(5,524)
Proceeds from sale and disposal of assets	1,735	168	90
Proceeds from insurance claim	—	777	—
Proceeds from sale of networks	—	—	1,640
Acquisition of broadcast properties	(12,841)	(11,842)	(903)
Other investing activities	39	(666)	(11)
Net cash used in investing activities	(15,928)	(17,106)	(4,708)
Cash flows from financing activities:
Payments on long-term debt	—	(35,000)	(10,000)
Proceeds from long-term debt	—	35,287	—
Cash dividends paid	(7,633)	(6,412)	(10,419)
Payments for debt issuance costs	—	(266)	—
Other financing activities	(746)	(1,331)	(10)
Net cash used in financing activities	(8,379)	(7,722)	(20,429)
Net increase in cash and cash equivalents	5,026	3,707	279
Cash and cash equivalents, beginning of year	21,614	17,907	17,628
Cash and cash equivalents, end of year	$26,640	$21,614	$17,907

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2016 we owned or operated ninety-nine radio stations, four television stations, and five low-power television stations serving twenty-six markets throughout the United States.

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

Concentration of Risk

Our top six markets when combined represented 46%, 44% and 43% of our net operating revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2016 and 2015.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2016.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2016, 2015 and 2014 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period
	(in thousands)

December 31, 2016	$664	$206	$—	$(310)	$560
December 31, 2015	$395	$339	$99	$(169)	$664
December 31, 2014	$578	$139	$—	$(322)	$395

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2016, 2015 and 2014.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2016	2015
		(In thousands)

Land and land improvements	—	$13,206	$13,207
Buildings	31.5 years	34,790	34,543
Towers and antennae	7-15 years	27,081	27,616
Equipment	3-15 years	73,287	79,624
Furniture, fixtures and leasehold improvements	7-20 years	7,776	8,263
Vehicles	5 years	3,828	3,821
		159,968	167,074
Accumulated depreciation		(103,406)	(108,943)
Net property and equipment		$56,562	$58,131

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $6,621,000, $6,593,000 and $6,648,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 108 broadcast licenses serving 26 markets, which require renewal over the period of 2019-2022. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases ranging from five to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2016, 2015 and 2014, we recognized interest expense related to the amortization of debt issuance costs of $53,000, $131,000 and $187,000, respectively. In 2015 we wrote-off unamortized debt issuance costs of $557,000, pre-tax, in connection with our new credit facility. See Note 3 – Long-Term Debt.

At December 31, 2016 and 2015 the net book value of debt issuance costs related to our line of credit was $191,000, and $244,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2016, we had remaining authorization of $24.2 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2016, 2015 and 2014, we acquired 18,612 shares at an average price of $40.06 per share, 129,384 shares at an average price of $36.53 per share and 6,165 shares at an average price of $41.15 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $2,975,000, $2,804,000 and $3,056,000 for the years ended December 31, 2016, 2015and 2014, respectively.

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

Dividends

On November 21, 2016 the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.20 per share on its Classes A and B shares. This dividend totaling $2.9 million was paid on December 23, 2016 to shareholders of record on December 5, 2016.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

Stock-based compensation cost for stock option awards is estimated on the date of grant using a Black-Scholes valuation model and is expensed on a straight-line method over the vesting period of the options. Stock-based compensation expense is recognized net of estimated forfeitures. The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. See Note 6 — Stock-Based Compensation for further details regarding the expense calculated under the fair value based method.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)

Numerator:
Net income	$18,186	$13,414	$14,904
Less: Net income allocated to unvested participating securities	325	250	234
Net income available to common stockholders	$17,861	$13,164	$14,670
Denominator:
Denominator for basic earnings per share-weighted average shares	5,761	5,706	5,700
Effect of dilutive securities:
Stock options	10	34	53
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,771	5,740	5,753
Basic earnings per share	$3.10	$2.31	$2.57
Diluted earnings per share	$3.09	$2.29	$2.55

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from dilutive earnings per share calculation, was 0, 0 and 45,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

Recent Accounting Pronouncements – Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” (“ASU 2017-04”) which removes step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds it fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for fiscal years and interim impairment tests performed in periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The FASB has also issued a number of updates to this standard. This standard is effective for the fiscal and interim periods beginning January 1, 2018. The Company has made progress on our analysis of the standard, related evaluation of contracts and potential impacts of this standard on our consolidated financial statements. We have not yet determined if we will apply the new standard using the retrospective or modified retrospective method.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We utilize independent appraisals in testing FCC licenses for impairment when indicators of impairment are present.

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2016 and 2015 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2015	$77,155	$9,607	$86,762
Acquisitions	2,218	—	2,218
Impairment charge	(874)	—	(874)
Balance at December 31, 2015	$78,499	$9,607	$88,106
Acquisitions	8,123	—	8,123
Balance at December 31, 2016	$86,622	$9,607	$96,229

2016 Impairment Test

During the fourth quarter of 2016, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

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

	Fourth Quarter 2016	Fourth Quarter 2015	Fourth Quarter 2014
Discount rates	12.3% - 12.4%	12.2% - 12.4%	12.3% - 12.4%
Operating profit margin ranges	19.5% - 36.4%	19.5% - 36.4%	20.8% - 36.4%
Market long-term revenue growth rates	0.9% - 3.4%	1.3% - 3.1%	1.2% - 4.1%

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

Goodwill

During the fourth quarter of 2016, the Company performed its annual impairment test of its goodwill in accordance with ASC 350 and determined under the first step that the fair value of the Radio reporting unit was in excess of its carrying value (each segment is a reporting unit), and therefore, no impairment was indicated. For the years presented there was no goodwill related to the television reporting unit.

We have recorded the changes to goodwill for each of the years ended December 31, 2016 and 2015 as follows:

	Radio	Television	Total
	(In thousands)

Balance at January 1, 2015	$326	$—	$326
Acquisitions	2,548	—	2,548
Balance at December 31, 2015	$2,874	$—	$2,874
Acquisitions	4,533	—	4,533
Balance at December 31, 2016	$7,407	$—	$7,407

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2016 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,990	5,666	324
Customer relationships	1,744	747	997
Other intangibles	1,920	1,682	238
Total amortizable intangible assets	$13,515	$11,956	$1,559

We have recorded amortizable intangible assets at December 31, 2015 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,990	5,638	352
Customer relationships	1,346	177	1,169
Other intangibles	1,920	1,638	282
Total amortizable intangible assets	$13,117	$11,314	$1,803

Aggregate amortization expense for these intangible assets for the years ended December 31, 2016, 2015 and 2014, was $642,000, $231,000 and $54,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is $653,000, $476,000, $82,000, $67,000 and $41,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2016	2015
	(In thousands)

Credit Facility:
Revolving Credit Facility	$35,287	$35,287
Secured debt of affiliate	1,078	1,078
	36,365	36,365
Amounts payable within one year	1,078	-
	$35,287	$36,365

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
(In thousands)

2017	$1,078
2018	—
2019	—
2020	35,287
2021	—
Thereafter	—
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

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.625% at December 31, 2016), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2016) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2016.

 The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2014 to extend the due date of the loan for three years to mature on May 1, 2017. Our affiliate is in the process of renewing the loan.

4.	Supplemental Cash Flow Information

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Cash paid during the period for:
Interest	$668	$751	$874
Income taxes	$9,232	$6,164	$7,319
Non-cash transactions:
Barter revenue	$3,877	$3,863	$3,844
Barter expense	$3,591	$3,750	$3,636
Purchase of treasury shares in connection with exercise of stock options	$—	$3,294	$—
Acquisition of property and equipment	$92	$48	$91
Acquisition of broadcast properties	$—	$50	$—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2016	2015
	(In thousands)

Deferred tax liabilities:
Property and equipment	$6,858	$7,093
Intangible assets	24,987	21,668
Prepaid expenses	619	374
Total deferred tax liabilities	32,464	29,135
Deferred tax assets:
Allowance for doubtful accounts	224	226
Compensation	2,421	2,210
Other accrued liabilities	78	118
	2,723	2,554
Less: valuation allowance	—	—
Total net deferred tax assets	2,723	2,554
Net deferred tax liabilities	$29,741	$26,581
Current portion of deferred tax assets	$1,022	$1,107
Non-current portion of deferred tax liabilities	(30,763)	(27,688)
Net deferred tax liabilities	$(29,741)	$(26,581)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2016 and December 31, 2015, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2016 and 2015, net deferred tax liabilities include a deferred tax asset of $1,082,000 and $1,074,000, respectively, relating to deferred compensation and stock-based compensation expense. Full realization of the tax asset related to stock based compensation requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accounting guidance, however, does not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of the Company’s common stock will increase to levels sufficient to realize the entire tax benefit currently reflected in the balance sheets at December 31, 2016 and 2015. See Note 6 — Stock-Based Compensation for further discussion of stock-based compensation expense. During the year ended December 31, 2015, approximately 59,000 stock options expired of which approximately $893,000 had been previously recognized as stock compensation resulting in approximately $360,000 in tax expense. There were no stock option expirations in 2016 or 2014 that resulted in tax expense.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Current:
Federal	$7,920	$4,850	$5,540
State	1,420	1,150	1,125
Total current	9,340	6,000	6,665
Total deferred	3,160	3,640	3,385
Total Income Tax Provision	$12,500	$9,640	$10,050

In addition, we recognized a tax expense of $0, $230,000, and $10,000 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2016, 2015 and 2014, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)

Tax expense at U.S. statutory rates	$10,781	$7,922	$8,630
State tax expense, net of federal benefit	1,323	1,115	1,249
Other, net	396	603	178
Change in valuation allowance on loss carry forwards	—	—	(7)
	$12,500	$9,640	$10,050

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

As of December 31, 2016 and 2015 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2016, 2015 and 2014, we had no tax-related interest or penalties and had $0 accrued at December 31, 2016 and 2015.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

All stock options were fully expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2014	233,787	$33.38	2.1	$4,058,035
Granted	—	—
Exercised	(7,294)	34.80
Forfeited/canceled/expired	(13,323)	57.93
Outstanding at December 31, 2014	213,170	$31.79	1.2	$2,519,147
Granted	—	—
Exercised	(125,354)	27.09
Forfeited/canceled/expired	(58,781)	43.47
Outstanding at December 31, 2015	29,035	$28.47	1.4	$289,769
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2016	29,035	$28.47	0.4	$633,834
Vested and Exercisable at December 31, 2016	29,035	$28.47	0.4	$633,834

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $0, $1,120,153, and $100,300, respectively. Cash received from stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $0, $101,200 and $291,600, respectively.

There were no options granted during 2016, 2015 and 2014 and all stock options outstanding as of December 31, 2016 are fully vested.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2014	50,062	$46.51
Granted	56,756	38.11
Vested	(16,529)	46.51
Forfeited/canceled/expired	(457)	46.51
Outstanding at December 31, 2014	89,832	$41.20
Granted	55,081	40.09
Vested	(36,142)	42.11
Forfeited/canceled/expired	(1,982)	43.62
Outstanding at December 31, 2015	106,789	$40.28
Granted	48,471	48.60
Vested	(51,368)	41.20
Forfeited/canceled/expired	(630)	38.83
Non-vested and outstanding at December 31, 2016	103,262	$43.73
Weighted average remaining contractual life (in years)	3.4

The weighted average grant date fair value of restricted stock that vested during 2016, 2015 and 2014 was $2,116,000, $1,522,000 and $769,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $4,223,000, $3,993,000 and $3,526,000 at December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014 we had $2,101,000, $1,655,000 and $826,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2016, 2015 and 2014 was $840,000, $662,000 and $330,000, respectively.

7.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,200, $2,300 and $7,000 in 2016, 2015 and 2014, respectively. The Company’s discretionary contribution to the plan was approximately $260,000, $250,000 and $260,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2016, 2015 and 2014 was $184,000, $138,000 and $123,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

8.	Acquisitions and Dispositions

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

2016 Acquisitions

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We completed this acquisition on February 3, 2016. We operated this station under a LMA from November 16, 2015 through the completion of the acquisition. This acquisition was financed through funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Columbus, Ohio market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

On October 11, 2016 we acquired a FM Translator serving the Bellingham, Washington market for approximately $25,000.

On November 8, 2016 we acquired a FM Translator serving the Des Moines, Iowa market for approximately $25,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On November 14, 2016 we acquired a FM Translator serving the Springfield, Illinois market for approximately $23,000.

On December 2, 2016 we acquired a FM Translator serving the Ithaca, New York market for approximately $35,000.

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

Condensed Consolidated Balance Sheet of 2016 and 2015 Acquisitions

	Acquisitions in
	2016	2015
	(In thousands)
Assets Acquired:
Current assets	$814	$977
Property and equipment	375	4,614
Other assets:
Broadcast licenses-Radio segment	8,123	2,218
Broadcast licenses-Television segment	—	—
Goodwill-Radio segment	4,533	2,548
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	398	1,623
Total other assets	13,054	6,389
Total assets acquired	14,243	11,980
Liabilities Assumed:
Current liabilities	41	82
Total liabilities assumed	41	82
Net assets acquired	$14,202	$11,898

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2016 and 2015 assume the 2016 and 2015 acquisitions occurred as of January 1, 2015. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2016	2015
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$142,591	$139,458
Station operating expense	101,557	102,401
Corporate general and administrative	10,980	10,091
Other operating (income) expenses, net	(1,393)	541
Impairment of intangible assets	—	874
Operating income	31,447	25,551
Interest expense	776	888
Write-off of debt issuance costs	—	557
Other income	—	(417)
Income before income tax expense	30,671	24,523
Income tax expense	12,494	10,242
Net income	$18,177	$14,281
Basic earnings per share	$3.10	$2.46
Diluted earnings per share	$3.09	$2.44

	Years Ended December 31,
	2016	2015
	(In thousands)
Radio Broadcasting Segment
Net operating revenue	$118,955	$118,394
Station operating expense	86,814	88,321
Other operating (income) expenses, net	(1,351)	499
Impairment of intangible assets	—	874
Operating income	$33,492	$28,700

	Years Ended December 31,
	2016	2015
	(In thousands)
Television Broadcasting Segment
Net operating revenue	$23,636	$21,064
Station operating expense	14,743	14,080
Other operating (income) expenses, net	(42)	32
Operating income	$8,935	$6,952

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of pro forma segment operating income to pro forma consolidated operating income:

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year Ended December 31, 2016:
Net operating revenue	$118,955	$23,636	$—	$142,591
Station operating expense	86,814	14,743	—	101,557
Corporate general and administrative	—	—	10,980	10,980
Other operating income	(1,351)	(42)	—	(1,393)
Impairment of intangible assets	—	—	—	—
Operating income (loss)	$33,492	$8,935	$(10,980)	$31,447

	Radio	Television	Corporate and Other	Consolidated
	(In thousands)
Year Ended December 31, 2015:
Net operating revenue	$118,394	$21,064	$—	$139,458
Station operating expense	88,321	14,080	—	102,401
Corporate general and administrative	—	—	10,091	10,091
Other operating expense	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss)	$28,700	$6,952	$(10,101)	$25,551

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Related Party Transactions

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

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The amendment adds that the Company is authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2016 Mr. Christian’s average annual compensation, as defined by the employment agreement was approximately $1,559,000.

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

On December 2, 2014, Mr. Christian agreed to defer approximately $100,000 of his 2015 salary which was paid 100% on January 8, 2016. On December 21, 2015, Mr. Christian agreed to defer approximately $100,000 of his 2016 salary to be paid 100% on January 6, 2017. On December 13, 2016, Mr. Christian agreed to defer approximately $100,000 of his 2017 salary to be paid 100% on January 5, 2018.

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

Transactions with Affiliate and Other Related Party Transactions

Surtsey Media, LLC (“Surtsey Media”) owns the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operate KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term was extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media were increased for each extension period, and (iv) we have an exclusive option, while the TBA is in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, during 2016, 2015 and 2014 we paid Surtsey Media fees of approximately $3,900, $3,800 and $3,600 per month, respectively plus accounting fees and reimbursement of expenses actually incurred in operating the station.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred, in Surtsey Media closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At December 31, 2016, there was $1,078,000 of debt outstanding under this agreement. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at December 31, 2016, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we are prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement were terminated, (ii) the terms of the continuing Station Agreements were extended nine years commencing from June 1, 2013 , with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we have an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement are in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, during 2016, 2015 and 2014 we paid fees of approximately $5,100, $5,000 and $4,800 per month, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepay Surtsey quarterly for its estimated expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $6,000, $6,000, and $6,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of six members at December 31, 2016. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for the year ended December 31, 2016 was $1,613,000 ($1,477,000 and $1,503,000 for the years ended December 31, 2015 and 2014, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2016 (in thousands):

2017	$1,543
2018	1,284
2019	908
2020	732
2021	618
Thereafter	3,322
$8,407

Broadcast Program Rights

We have entered into contracts for broadcast program rights that expire at various dates during the next five years. The aggregate minimum payments relating to these commitments consisted of the following at December 31, 2016 (in thousands):

2017	$586
2018	438
2019	274
2020	185
2021	40
Thereafter	32
$1,555
Amounts due within one year (included in accounts payable)	586
$969

Performance Fees

The Company incurs fees from performing rights organizations (“PRO”) to license the Company’s public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee, of which the Company is a represented participant, (1) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that was effective January 1, 2017 for a five-year term; (2) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017; (3) is currently subject to arbitration proceedings with the Society of European Stage Authors and Composers to determine fair and reasonable fees that would be retroactive to January 1, 2016; and (4) filed in November 2016 a motion in the U.S. District Court in Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. In January 2017, the Company obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license.

Contingencies

In 2003, in connection with our acquisition of one FM radio station, WJZK-FM serving the Columbus, Ohio market, we entered into an agreement whereby we would pay the seller up to an additional $1,000,000 if we obtain approval from the FCC for a city of license change.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Fair Value Measurements

As defined in ASC Topic 820, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	December 31, 2016	December 31, 2015
Cash and cash equivalents	Level 1	$26,640	$21,614
Revolving Credit Facility	Level 2	35,287	35,287

Our financial instruments are comprised of cash and cash equivalents, and long-term debt. The carrying value of cash and cash equivalents approximate fair value due to their short maturities. The fair value of cash and cash equivalents is derived from quoted market prices and are considered a level 1. Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value and is considered a level 2.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 2 — Broadcast Licenses and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values.

During the fourth quarter of 2016, the Company reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Radio segment includes twenty-four markets, which includes all ninety-nine of our radio stations and we also had one radio network in 2015. In 2014 the Radio segment included twenty-three markets, which included ninety-two radio stations and one radio information network. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2016:
Net operating revenue	$118,955	$23,636	$—	$142,591
Station operating expense	86,799	14,743	—	101,542
Corporate general and administrative	—	—	10,980	10,980
Other operating (income) expense, net	(1,351)	(42)	—	(1,393)
Impairment of intangible assets	—	—	—	—
Operating income (loss) from continuing operations	$33,507	8,935	(10,980)	31,462
Depreciation and amortization	$5,555	1,387	321	7,263
Capital additions	$3,246	894	721	4,861
Broadcast licenses, net	$86,662	9,607	—	96,229
Total assets at December 31, 2016	$162,434	22,674	35,912	221,020

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2015:
Net operating revenue	$111,792	$21,064	$—	$132,856
Station operating expense	83,188	14,080	—	97,268
Corporate general and administrative	—	—	10,091	10,091
Other operating expense	499	32	10	541
Impairment of intangible assets	874	—	—	874
Operating income (loss) from continuing operations	$27,231	6,952	(10,101)	24,082
Depreciation and amortization	$5,135	1,399	290	6,824
Capital additions	$3,436	1,970	137	5,543
Broadcast licenses, net	$78,499	9,607	—	88,106
Total assets at December 31, 2015	$150,855	23,091	30,625	204,571

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)

Year ended December 31, 2014:
Net operating revenue	$113,627	$20,371	$—	$133,998
Station operating expense	85,167	13,257	—	98,424
Corporate general and administrative	—	—	8,901	8,901
Other operating income	(1,210)	—	—	(1,210)
Impairment of intangible assets	1,936	—	—	1,936
Operating income (loss) from continuing operations	$27,734	7,114	(8,901)	25,947
Depreciation and amortization	$5,023	1,411	268	6,702
Capital additions	$3,856	929	739	5,524

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands, except per share data)
Net operating revenue	$32,745	$29,061	$36,438	$34,358	$36,119	$33,831	$37,289	$35,606
Station operating expenses	24,685	22,765	25,420	24,311	25,459	24,324	25,978	25,868
Corporate G&A	2,717	2,482	2,620	2,583	2,728	2,577	2,915	2,449
Other operating expense (income), net	—	—	8	14	(1,393)	433	(8)	94
Impairment of intangible assets	—	—	—	—	—	—	—	874
Operating income from continuing operations	5,343	3,814	8,390	7,450	9,325	6,497	8,404	6,321
Other (income) expenses:
Interest expense	189	241	189	244	196	229	202	174
Write-off of debt issuance costs	—	—	—	—	—	557	—	—
Other (income) expenses	—	(8)	—	(409)	—	—	—	—
Income before income tax	5,154	3,581	8,201	7,615	9,129	5,711	8,202	6,147
Income tax provision	2,130	1,450	3,390	3,141	3,715	2,599	3,265	2,450
Net income	$3,024	$2,131	$4,811	$4,474	$5,414	$3,112	$4,937	$3,697

Basic earnings per share	$.52	$.37	$.82	$.77	$.92	$.54	$.84	$.63
Weighted average common shares	5,751	5,710	5,754	5,712	5,755	5,724	5,785	5,732

Diluted earnings per share	$.52	$.36	$.82	$.77	$.92	$.53	$.84	$.63
Weighted average common and common equivalent shares	5,759	5,762	5,763	5,757	5,764	5,752	5,797	5,741

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

16.	Other Income

During the third quarter of 2016, the Company sold a tower in our Norfolk, Virginia market for approximately $1,619,000 to SBA Towers IX, LLC (“SBA”). Subsequently, we entered into a ten year lease for tower space from SBA with three renewal periods of five years each. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $1,415,000, which is the amount of the gain on sale in excess of present value of future lease payments and will recognize the remaining approximately $65,000 in proportion to the related gross rental charged to expense over the term of the lease. The gain is recorded in the other operating (income) expense, net in the Company’s Consolidated Statements of Income.

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

17.	Subsequent Events

On January 16, 2017 we entered into an asset purchase agreement to purchase an FM radio station (WUVA) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,650,000. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We expect to close on this station in the second quarter of 2017, pending FCC approval. We plan to fund this acquisition through funds generated from operations.

On March 3, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on April 14, 2017 to shareholders of record on March 28, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ David B. Stephens	Director
David B. Stephens

/s/ Gary G. Stevens	Director
Gary G. Stevens

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	9	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	10	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	10	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(k)	13	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007
10(l)	12	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(m)	11	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
21	*	Subsidiaries.
23.1	*	Consent of UHY LLP.
23.2	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on February 17, 2016 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

