Form 10-Q
period 2017-03-31
SAGA COMMUNICATIONS INC
filed 2017-05-04
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 2, 2017 was 5,026,372 and 882,141, respectively.

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,580	$26,640
Accounts receivable, net	19,183	21,660
Prepaid expenses and other current assets	2,802	3,022
Barter transactions	1,952	1,450
Total current assets	54,517	52,772
Property and equipment	157,207	159,968
Less accumulated depreciation	100,888	103,406
Net property and equipment	56,319	56,562
Other assets:
Broadcast licenses, net	96,229	96,229
Goodwill	7,407	7,407
Other intangibles, deferred costs and investments, net	7,095	7,028
	$221,567	$219,998

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,681	$2,377
Payroll and payroll taxes	5,591	7,718
Other accrued expenses	4,878	3,405
Barter transactions	1,916	1,467
Current portion of long-term debt	—	1,078
Total current liabilities	15,066	16,045
Deferred income taxes	30,167	29,741
Long-term debt	36,365	35,287
Other liabilities	3,986	3,943
Total liabilities	85,584	85,016
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	60,128	59,557
Retained earnings	108,902	108,733
Treasury stock	(33,121)	(33,382)
Total stockholders’ equity	135,983	134,982
	$221,567	$219,998

Note: The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$31,410	$32,745
Station operating expenses	25,052	24,685
Corporate general and administrative	2,863	2,717
Other operating expense	10	—
Operating income	3,485	5,343
Interest expense	217	189
Income before income tax expense	3,268	5,154
Income tax expense	1,330	2,130
Net income	$1,938	$3,024

Earnings per share:
Basic earnings per share	$.32	$0.52
Diluted earnings per share	$.32	$0.52
Weighted average common shares	6,002	5,751
Weighted average common and common equivalent shares	6,014	5,759

Dividends declared per share	$0.30	$0.25

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$5,455	$7,190
Cash flows from investing activities:
Acquisition of property and equipment	(1,439)	(1,010)
Acquisition of broadcast properties	—	(12,483)
Other investing activities	(76)	25
Net cash used in investing activities	(1,515)	(13,468)
Net (decrease) increase in cash and cash equivalents	3,940	(6,278)
Cash and cash equivalents, beginning of period	26,640	21,614
Cash and cash equivalents, end of period	$30,580	$15,336

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net income	$1,938	$3,024
Less: Net income allocated to unvested participating securities	33	56
Net income available to common stockholders	$1,905	$2,968

Denominator:
Denominator for basic earnings per share— weighted average shares	6,002	5,751
Effect of dilutive securities:
Stock options	12	8
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,014	5,759
Basic earnings per share	$0.32	$0.52
Diluted earnings per share	$0.32	$0.52

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 and 0 for the three months ended March 31, 2017 and 2016, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2017.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This amendment was adopted on January 1, 2017 on a retrospective basis. As a result we have reclassified approximately $1,022,000 of current deferred tax assets into the noncurrent deferred tax liability line item within the Condensed Consolidated Balance Sheet for the period ended December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2019-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. This amendment was adopted on January 1, 2017 and did not have a material impact on our consolidated financial statements.

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

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from five to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2017:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2016	6,603	865
Conversion of shares	12	(12)
Issuance of restricted stock	23	25
Balance, December 31, 2016	6,638	878
Balance, March 31, 2017	6,638	878

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2017 we have remaining authorization of $24.2 million for future repurchases of our Class A Common Stock.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Acquisitions and Dispositions

We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. The consolidated statements of income include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total purchase consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill. The Company accounts for acquisitions under the provisions of FASB ASC Topic 805, Business Combinations.

Management assigned fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow approach.

2017 Acquisition

On January 16, 2017, we entered into an asset purchase agreement to purchase an FM radio station (WCVL) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,650,000. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We completed this acquisition on April 18, 2017. This acquisition was financed through funds generated from operations. Unaudited proforma results of operations for this acquisition are not required, as such information is not material to our financial statements and therefore is not presented.

2016 Acquisitions

On November 2, 2015, we entered into an agreement to acquire an FM radio station (WLVQ) from Wilks Broadcast - Columbus, LLC, serving the Columbus, Ohio market for approximately $13,791,000, which included $734,000 in accounts receivable and $57,000 in transactional costs. We operated this station under an LMA from November 16, 2015 through our completion of this acquisition on February 3, 2016. This acquisition was financed through funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Columbus, Ohio market as well as the synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

On November 14, 2016 we acquired a FM Translator serving the Springfield, Illinois market for approximately $23,000.

On December 2, 2016 we acquired a FM Translator serving the Ithaca, New York market for approximately $35,000.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2016 acquisitions at their respective acquisition dates.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions

	Acquisitions in
	2017	2016
	(In thousands)
Assets Acquired:
Current assets	$—	$814
Property and equipment	—	375
Other assets:
Broadcast licenses-Radio segment	—	8,123
Broadcast licenses-Television segment	—	—
Goodwill-Radio segment	—	4,533
Goodwill-Television segment	—	—
Other intangibles, deferred costs and investments	—	398
Total other assets	—	13,054
Total assets acquired	—	14,243
Liabilities Assumed:
Current liabilities	—	41
Total liabilities assumed	—	41
Net assets acquired	$—	$14,202

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2017 and 2016, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 and 2003 Plans for the three months ended March 31, 2017:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	29,035	$28.47	0.4	$633,834
Outstanding at March 31, 2017	29,035	$28.47	0.3	$655,610
Exercisable at March 31, 2017	29,035	$28.47	0.3	$655,610

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2017:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2017	103,262	$43.73
Non-vested and outstanding at March 31, 2017	103,262	$43.73

For the three months ended March 31, 2017 and 2016, we had $558,000 and $528,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2017 and 2016 was $223,000 and $211,000, respectively.

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)

Revolving credit facility	$35,287	$35,287
Secured debt of affiliate	1,078	1,078
	36,365	36,365
Amounts payable within one year	—	1,078
	$36,365	$35,287

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.0% at March 31, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2017.

The loan agreement of approximately $1.1 million of secured debt of an affiliate was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020.

8. Segment Information

We evaluate the operating performance of our markets individually. For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television.

The Radio segment includes twenty-four markets, which includes all one hundred of our radio stations. The Television segment includes two markets and consists of four television stations and five low power television (“LPTV”) stations. The Radio and Television segments derive their revenue from the sale of commercial broadcast inventory. The category “Corporate general and administrative” represents the income and expense not allocated to reportable segments.

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2017:
Net operating revenue	$26,155	$5,255	$—	$31,410
Station operating expense	21,340	3,712	—	25,052
Corporate general and administrative	—	—	2,863	2,863
Other operating (income) expense, net	(21)	31	—	10
Operating income (loss)	$4,836	$1,512	$(2,863)	$3,485
Depreciation and amortization	$1,358	$316	$71	$1,745
Total assets	$160,071	$22,565	$38,931	$221,567

			Corporate
	Radio	Television	and Other	Consolidated
		(In thousands)
Three Months Ended March 31, 2016:
Net operating revenue	$27,464	$5,281	$—	$32,745
Station operating expense	21,140	3,545	—	24,685
Corporate general and administrative	—	—	2,717	2,717
Other operating (income) expense, net	(3)	3	—	—
Operating income (loss)	$6,327	$1,733	$(2,717)	$5,343
Depreciation and amortization	$1,346	$321	$69	$1,736
Total assets	$163,401	$23,655	$22,671	$209,727

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

10. Dividends

On May 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend will be paid on June 9, 2017 to shareholders of record on May 22, 2017. The aggregate amount of the payment to be made in connection with the quarterly dividend will be approximately $1.8 million. The quarterly cash dividend will be funded by cash on the Company’s balance sheet.

On March 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, which is recorded within other accrued expenses as of March 31, 2017, was paid on April 14, 2017 to shareholders of record on March 28, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion is presented on both a consolidated and segment basis. Corporate general and administrative expenses, interest expense, other (income) expense, and income tax expense are managed on a consolidated basis and are reflected only in our discussion of consolidated results.

For purposes of business segment reporting, we have aligned operations with similar characteristics into two business segments: Radio and Television. The Radio segment includes twenty-four markets, which includes all one hundred of our radio stations. The Television segment includes two markets and consists of four television stations and five LPTV stations. The discussion of our operating performance focuses on segment operating income because we manage our segments primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2017 and 2016, approximately 89% and 87%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2017 due to the decreased number of national, state and local elections in most of our markets as compared to prior year.

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

During the three months ended March 31, 2017 and 2016 and the years ended December 31, 2016 and 2015, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 33%, 35%, 35% and 34%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	9%	9%	10%	7%
Des Moines, Iowa	6%	7%	6%	7%
Manchester, New Hampshire	4%	5%	5%	5%
Milwaukee, Wisconsin	10%	10%	10%	10%
Norfolk, Virginia	4%	4%	4%	5%

During the three months ended March 31, 2017 and 2016 and the years ended December 31, 2016 and 2015, the radio stations in our five largest markets when combined, represented approximately 36%, 37%, 37% and 36%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	11%	9%	11%	8%
Des Moines, Iowa	6%	7%	5%	6%
Manchester, New Hampshire	5%	8%	7%	7%
Milwaukee, Wisconsin	12%	10%	11%	11%
Norfolk, Virginia	2%	3%	3%	4%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the three months ended March 31, 2017 and 2016, approximately 83% and 81%, respectively of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2017 due to the decreased number of national, state and local elections in most of our markets as compared to the prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Our television market in Joplin, Missouri represented approximately 11%, 10%, 11% and 10%, respectively, of our net operating revenues, and approximately 17%, 14%, 16% and 13%, respectively, of our consolidated station operating income (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.) for the three months ended March 31, 2017 and 2016 and the years ended December 31, 2016 and 2015.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2017 and 2016.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,410	$32,745	$(1,335)	(4.1)%
Station operating expense	25,052	24,685	367	1.5%
Corporate general and administrative	2,863	2,717	146	5.4%
Other operating (income) expense, net	10	—	10	N/M
Operating income	3,485	5,343	(1,858)	(34.8)%
Interest expense	217	189	28	14.8%
Income before income tax expense	3,268	5,154	(1,886)	(36.6)%
Income tax expense	1,330	2,130	(800)	(37.6)%
Net income	$1,938	$3,024	$(1,086)	(35.9)%

Earnings per share (diluted)	$0.32	$0.52	$(0.20)	(38.5)%

Radio Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$26,155	$27,464	$(1,309)	(4.8)%
Station operating expense	21,340	21,140	200	1.0%
Other operating income	(21)	(3)	(18)	N/M
Operating income	$4,836	$6,327	$(1,491)	(23.6)%

Television Broadcasting Segment

	Three Months Ended
	March 31,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,255	$5,281	$(26)	(0.5)%
Station operating expense	3,712	3,545	167	4.7%
Other operating expense	31	3	28	N/M
Operating income	$1,512	$1,733	$(221)	(12.8)%

N/M = Not Meaningful

Reconciliation of segment operating income to consolidated operating income:

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2017:
Net operating revenue	$26,155	$5,255	$—	$31,410
Station operating expense	21,340	3,712	—	25,052
Corporate general and administrative	—	—	2,863	2,863
Other operating (income) expense, net	(21)	31	—	10
Operating income (loss)	$4,836	$1,512	$(2,863)	$3,485

			Corporate
	Radio	Television	and Other	Consolidated
	(In thousands)
Three Months Ended March 31, 2016:
Net operating revenue	$27,464	$5,281	$—	$32,745
Station operating expense	21,140	3,545	—	24,685
Corporate general and administrative	—	—	2,717	2,717
Other operating (income) expense, net	(3)	3	—	—
Operating income (loss)	$6,327	$1,733	$(2,717)	$5,343

Consolidated

For the three months ended March 31, 2017, consolidated net operating revenue was $31,410,000 compared with $32,745,000 for the three months ended March 31, 2016, a decrease of $1,335,000 or 4.1%. We had an increase of approximately $47,000 attributable to stations that we did not own or operate for the entire comparable period offset by a decrease of $1,382,000 or 4.2% generated by stations we owned or operated for the comparable period in 2016 (“same station”). The decrease in same station revenue was due to decreases in gross political revenue, and gross national revenue of $1,252,000, and $95,000, respectively, from the first quarter of 2016. The decrease in gross political revenue was due to a lower number of national, state and local elections in most of our markets. The decrease in gross national revenue was primarily attributable to a decrease in our Yankton, South Dakota market.

Station operating expense was $25,052,000 for the three months ended March 31, 2017, compared with $24,685,000 for the three months ended March 31, 2016, an increase of $367,000 or 1.5%. We had an increase of approximately $56,000 attributable to stations that we did not own or operate for the entire comparable period and an increase of $311,000 or 1.3% on a same station basis. The increase in same station operating expense was primarily a result of an increase in health care costs of $547,000 partially offset by decreases of $195,000 in sales surveys and $57,000 in bad debt expense.

Operating income for the three months ended March 31, 2017 was $3,485,000 compared to $5,343,000 for the three months ended March 31, 2016, a decrease of $1,858,000 or 34.8%. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, noted above and an increase in corporate general and administrative expenses of $146,000 and an increase in other operating expenses of $10,000. The $146,000 increase in corporate general and administrative expenses was primarily attributable to an increase of $95,000 in key man life insurance related costs and an increase of $49,000 in healthcare costs.

We generated net income of $1,938,000 ($.32 per share on a fully diluted basis) during the three months ended March 31, 2017, compared to $3,024,000 ($.52 per share on a fully diluted basis) for the three months ended March 31, 2016, a decrease of $1,086,000 or 35.9%. We had a decrease in operating income of $1,858,000, as described above, and an increase in interest expense of $28,000 partially offset by a decrease in income taxes of $800,000. The increase in interest expense was primarily attributable an increase in interest rates. The decrease in income taxes was attributable to the decrease in income before income tax expense of $1,886,000.

Radio Segment

For the three months ended March 31, 2017, net operating revenue of the radio segment was $26,155,000 compared with $27,464,000 for the three months ended March 31, 2016, which represents a decrease of $1,309,000 or 4.8%. We had an increase of approximately $47,000 attributable to stations that we did not own or operate for the entire comparable period offset by a decrease of $1,356,000 or 4.9% on a same station basis. The decrease in same station revenue was due to decreases in gross political revenue, and gross local revenue of $1,190,000, and $178,000, respectively, from the first quarter of 2016. The decrease in gross political revenue was due to a lower number of national, state and local elections in most of our markets. The decrease in gross local revenue was primarily attributable to a decrease in our Columbus, Ohio market.

Station operating expense for the radio segment was $21,340,000 for the three months ended March 31, 2017, compared with $21,140,000 for the three months ended March 31, 2016, an increase of $200,000 or 1.0%. We had an increase of approximately $56,000 attributable to stations that we did not own or operate for the entire comparable period and an increase of $144,000 or 0.7% on a same station basis. The increase in same station operating expense was primarily a result of an increases in health care costs of $451,000 and music licensing fees of $117,000, partially offset by decreases of $193,000 in sales surveys, $81,000 in bad debt expense and $66,000 in national commissions attributable to the decrease in political revenue.

Operating income in the radio segment decreased $1,491,000 to $4,836,000 for the three months ended March 31, 2017, from $6,327,000 for the three months ended March 31, 2016. The decrease was a result of the decrease in net operating revenue and an increase in station operating expense as described above and a decrease in other operating income of $18,000.

Television Segment

For the three months ended March 31, 2017, net operating revenue of our television segment was $5,255,000 compared with $5,281,000 for the three months ended March 31, 2016, a decrease of $26,000 or 0.5% which was primarily attributable to an increase in gross retransmission revenue of $106,000 partially offset by a decrease in gross political revenue of $62,000 due to a lower number of national, state and local elections in our Joplin, Missouri market.

Station operating expense in the television segment for the three months ended March 31, 2017 was $3,712,000, compared with $3,545,000 for the three months ended March 31, 2016, an increase of $167,000 or 4.7%. The increase in expenses related to increases in health care costs and program rental of $96,000 and $57,000, respectively.

Operating income in the television segment for the three months ended March 31, 2017 was $1,512,000 compared with $1,733,000 for the three months ended March 31, 2016, a decrease of $221,000 or 12.8%. The decrease was a direct result of the decrease in net operating revenue and the increase in station operating expenses described above and an increase in other operating expense of $28,000.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.0% at March 31, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2017.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At March 31, 2017, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. As a result, at March 31, 2017, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the three months ended March 31, 2017 and 2016, we had net cash flows from operating activities of $5,455,000 and $7,190,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2017 were $1,439,000 ($1,010,000 in 2016). We anticipate capital expenditures in 2017 to be approximately $5 - $5.5 million, which we expect to finance through funds generated from operations.

On May 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend will be paid on June 9, 2017 to shareholders of record on May 22, 2017. The aggregate amount of the payment to be made in connection with the quarterly dividend will be approximately $1.8 million. The quarterly cash dividend will be funded by cash on the Company’s balance sheet.

On March 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, was paid on April 14, 2017 to shareholders of record on March 28, 2017 and funded by cash on the Company’s balance sheet.

On January 16, 2017, we entered into an asset purchase agreement to purchase an FM radio station (WCVL) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,650,000. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We completed this acquisition on April 18, 2017. This acquisition was financed through funds generated from operations.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2017. There were no shares repurchased during the quarter.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2017	—	$—	—	$24,179,130
February 1 — February 28, 2017	—	$—	—	$24,179,130
March 1 — March 31, 2017	—	$—	—	$24,179,130
Total	—	$—	—	$24,179,130

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 4, 2017	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
26