Form 10-Q
period 2017-06-30
SAGA COMMUNICATIONS INC
filed 2017-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 1, 2017 was 5,025,778 and 882,141, respectively.

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,228	$26,697
Accounts receivable, net	17,186	17,735
Prepaid expenses and other current assets	2,181	2,397
Barter transactions	1,935	1,318
Current assets of discontinued operations	22,825	4,625
Total current assets	74,355	52,772
Property and equipment	134,405	134,680
Less accumulated depreciation	84,540	85,506
Net property and equipment	49,865	49,174
Other assets:
Broadcast licenses, net	87,388	86,622
Goodwill	8,219	7,407
Other intangibles, deferred costs and investments, net	7,051	5,975
Assets of discontinued operations	—	18,048
	$226,878	$219,998

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,287	$1,618
Payroll and payroll taxes	6,223	6,954
Other accrued expenses	3,311	3,198
Barter transactions	1,621	1,304
Current liabilities of discontinued operations	4,339	2,971
Total current liabilities	17,781	16,045
Deferred income taxes	31,422	29,741
Long-term debt	35,287	35,287
Other liabilities	3,069	2,885
Liabilities of discontinued operations	—	1,058
Total liabilities	87,559	85,016
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	75	74
Additional paid-in capital	61,528	59,557
Retained earnings	111,664	108,733
Treasury stock	(33,948)	(33,382)
Total stockholders’ equity	139,319	134,982
	$226,878	$219,998

Note: The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$30,261	$30,866	$56,416	$58,330
Station operating expense	21,426	21,842	42,766	42,982
Corporate general and administrative	2,880	2,620	5,743	5,337
Other operating expense	79	8	58	5
Operating income from continuing operations	5,876	6,396	7,849	10,006
Interest expense	229	182	437	361
Income from continuing operations before tax	5,647	6,214	7,412	9,645
Income tax provision	2,272	2,569	2,990	3,987
Income from continuing operations, net of tax	3,375	3,645	4,422	5,658
Income from discontinued operations, net of tax (Note 5)	1,159	1,166	2,050	2,177
Net income	$4,534	$4,811	$6,472	$7,835
Basic Earnings per share:
From continuing operations	$.57	$.62	$.75	$.97
From discontinued operations	.20	.20	.35	.37
Basic earnings per share	$.77	$.82	$1.10	$1.34

Weighted average common shares	5,803	5,754	5,796	5,752

Diluted Earnings per share:
From continuing operations	$.57	$.61	$.75	$.96
From discontinued operations	.20	.20	.35	.37
Diluted earnings per share	$.77	$.81	$1.10	$1.33

Weighted average common and common equivalent shares	5,806	5,763	5,804	5,761

Dividends declared per share	$.30	$.25	$.60	$.50

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$13,203	$12,740
Cash flows from investing activities:
Acquisition of property and equipment	(3,425)	(2,550)
Acquisition of broadcast properties	(1,650)	(12,638)
Other investing activities	(1,056)	34
Net cash used in investing activities	(6,131)	(15,154)
Cash flows from financing activities:
Cash dividends paid	(3,541)	(1,465)
Net cash used in financing activities	(3,541)	(1,465)
Net increase (decrease) in cash and cash equivalents	3,531	(3,879)
Cash and cash equivalents, beginning of period	26,697	21,614
Cash and cash equivalents, end of period	$30,228	$17,735

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

We own or operate broadcast properties in 26 markets, including 68 FM and 32 AM radio stations, 4 television stations and 5 low-power television stations.

On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 5). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations. As a result of the Company’s television stations being classified as held for sale and being reported as discontinued operations the Company only has one reportable segment at June 30, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2017, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$3,375	$3,645	$4,422	$5,658
Less: Income allocated to unvested participating securities	59	67	78	105
Income from continuing operations available to common stockholders	$3,316	$3,578	$4,344	$5,553

Income from discontinued operations	$1,159	$1,166	$2,050	$2,177
Less: Income allocated to unvested participating securities	21	22	36	40
Income from discontinued operations available to common stockholders	$1,138	$1,144	$2,014	$2,137

Net income available to common stockholders	$4,454	$4,722	$6,358	$7,690

Denominator:
Denominator for basic earnings per share — weighted average shares	5,803	5,754	5,796	5,752
Effect of dilutive securities:
Common stock equivalents	3	9	8	9
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,806	5,763	5,804	5,761

Basic earnings per share:
From continuing operations	$.57	$.62	$.75	$.97
From discontinued operations	.20	.20	.35	.37
Basic earnings per share	$.77	$.82	$1.10	$1.34

Diluted earnings per share
From continuing operations	$.57	$.61	$.75	$.96
From discontinued operations	.20	.20	.35	.37
Diluted earnings per share	$.77	$.81	$1.10	$1.33

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and six months ended June 30, 2017 and 0 for the three and six months ended June 30, 2016, respectively. All stock options were exercised during the three months ended June 30, 2017 and there were no stock options outstanding at June 30, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2017.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting)” (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. While the Company is currently reviewing the effects of this guidance, the Company believes that this would result in an increase in the assets and liabilities reflected on the Company’s consolidated balance sheets. We are still evaluating the impact on our consolidated statements of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The FASB has also issued a number of updates to this standard. This standard is effective for the fiscal and interim periods beginning January 1, 2018. The Company has completed our preliminary analysis of the standard, our evaluation of contracts and the potential impact of this standard on our consolidated financial statements.  Based upon our preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. We plan to adopt the new guidance using the modified retrospective method.

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

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from four to twenty-six years. Other intangibles are amortized over one to fifteen years.

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2017:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2016	6,603	865
Conversion of shares	12	(12)
Issuance of restricted stock	23	25
Balance, December 31, 2016	6,638	878
Exercise of stock options	21	8
Conversion of shares	4	(4)
Forfeiture of restricted stock	(1)	—
Balance, June 30, 2017	6,662	882

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2017 we have remaining authorization of $23.4 million for future repurchases of our Class A Common Stock.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

5. Discontinued Operations

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations (“Television Sale”) for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. We plan to complete this transaction in the third quarter of 2017.

In accordance with authoritative guidance we have reported the results of operations of the Joplin, Missouri and Victoria, Texas television stations as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, certain amounts in the consolidated financial statements have been reclassified. All of the assets and liabilities of the Joplin, Missouri and Victoria, Texas television stations have been classified as discontinued operations and the net results of operations have been reclassified from continuing operations to discontinued operations. The assets and liabilities included in the Television Sale have been classified as held for sale. These were previously included in the Company’s television segment.

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net operating revenue	$5,688	$5,572	$10,942	$10,853
Station operating expense (1)	3,643	3,578	7,355	7,123
Other operating (income) expense	—	—	31	3
Operating income	2,045	1,994	3,556	3,727
Interest Expense (2)	8	7	16	17
Income before income taxes	2,037	1,987	3,540	3,710
Income tax expense (3)	878	821	1,490	1,533
Income from discontinued operations, net of tax	$1,159	$1,166	$2,050	$2,177

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.
(2)	Interest expense related to the Surtsey debt that is guaranteed by the Television stations.
(3)	The effective tax rates on pretax income from discontinued operations were 42%.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table is a summary of the assets and liabilities of discontinued operations:

	June 30, 2017	December 31, 2016
	(in thousands)
Major Classes of Current Assets of Discontinued Operations
Accounts receivable	$4,152	$3,868
Prepaid expenses and other current assets	575	625
Barter transactions	271	132
Property and equipment, net (1)	7,021	—
Broadcast licenses, net (1)	9,607	—
Other intangibles, deferred costs and investments, net (1)	1,199	—
Total of current assets of discontinued operations	$22,825	$4,625

Major Classes of Non-Current Assets of Discontinued Operations
Property and equipment, net (1)	$—	$7,388
Broadcast licenses, net (1)	—	9,607
Other intangibles, deferred costs and investments, net (1)	—	1,053
Total of non-current assets of discontinued operations	$—	$18,048
Total Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$22,825	$22,673

Major Classes of Current Liabilities of Discontinued Operations
Accounts payable	$722	$759
Barter transactions	325	163
Current portion of long term debt	1,078	1,078
Other liabilities (1)	2,214	971
Total of current liabilities of discontinued operations	$4,339	$2,971

Major Classes of Current Liabilities of Discontinued Operations
Other liabilities (1)	$—	$1,058
Total of non-current liabilities of discontinued operations	$—	$1,058
Total Liabilities Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$4,339	$4,029
Net Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$18,486	$18,644

(1)	For prior periods, the current and long-term classification of assets and liabilities does not change as they did not meet the held-for-sale criteria the prior periods. As we plan to close the transaction in the third quarter of 2017, all amounts in the current year are considered current assets or liabilities of discontinued operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

We will not be selling all of the assets nor will the buyer assume all of our liabilities of the discontinued operation as part of the Television Sale. The following table is a summary of the assets and liabilities classified as held for sale:

	June 30, 2017	December 31, 2016
	(in thousands)
Major Classes of Current Assets Classified as Held for Sale
Prepaid expenses and other current assets	$528	$583
Barter transactions	271	132
Property and equipment, net (1)	7,021	—
Broadcast licenses, net (1)	9,607	—
Other intangibles, deferred costs and investments, net (1)	1,199	—
Total of current assets classified as held for sale	$18,626	$715

Major Classes of Non-Current Assets Classified as Held for Sale
Property and equipment, net (1)	$—	$7,388
Broadcast licenses, net (1)	—	9,607
Other intangibles, deferred costs and investments, net (1)	—	1,053
Total of non-current assets classified as held for sale	$—	$18,048
Total Assets Classified as Held for Sale in the Condensed Consolidated Balance Sheets	$18,626	$18,763

Major Classes of Current Liabilities Classified as Held for Sale
Accounts payable	$528	$586
Barter transactions	325	163
Other liabilities (1)	1,201	—
Total of current liabilities classified as held for sale	$2,054	$749

Major Classes of Current Liabilities Classified as Held for Sale
Other liabilities (1)	$—	$1,058
Total of non-current liabilities classified as held for sale	$—	$1,058
Total Liabilities Classified as Held for Sale in the Condensed Consolidated Balance Sheets	$2,054	$1,807
Net Assets Classified as Held for Sale in the Condensed Consolidated Balance Sheets	$16,572	$16,956

(1)	For prior periods, the current and long-term classification of assets and liabilities does not change as they did not meet the held-for-sale criteria in the prior periods. As we plan to close the transaction in the third quarter of 2017, all amounts in the current year are considered current assets or liabilities held for sale.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2017	June 30, 2016
	(in thousands)
Significant operating non-cash items
Depreciation and amortization (1)	$445	$653
Broadcast program rights amortization	316	314
Barter revenue, net	17	34
Loss on sale of assets	31	3

Significant investing items
Acquisition of property and equipment	$110	$581
Proceeds from sale and disposal of assets	94	3

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.

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

Pending Disposition

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media.  We plan to complete this transaction in the third quarter of 2017.

Pending Acquisitions

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC to purchase, for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations principally serving the South Carolina area: WCKN(FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WALI(FM), W256CB, W293BZ. The Company expects this transaction to close in the third quarter of 2017, simultaneously with the closing of the Television Sale, upon fulfilment of certain conditions precedent to closing, including, without limitation, receipt of FCC consent to the assignment of the FCC licenses to the Company. This acquisition will be financed through funds generated from the Television Sale.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

2017 Acquisitions

On January 16, 2017, we entered into an asset purchase agreement to purchase an FM radio station (WCVL) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,658,000, which included $8,000 in transactional costs. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We completed this acquisition on April 18, 2017. This acquisition was financed through funds generated from operations. Unaudited proforma results of operations for this acquisition are not required, as such information is not material to our financial statements and therefore is not presented.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2017 and 2016 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2017 and 2016 acquisitions is final at June 30, 2017.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions

	Acquisitions in
	2017	2016
	(In thousands)
Assets Acquired:
Current assets	$5	$814
Property and equipment	72	375
Other assets:
Broadcast licenses	766	8,123
Goodwill	812	4,533
Other intangibles, deferred costs and investments	—	398
Total other assets	1,578	13,054
Total assets acquired	1,655	14,243
Liabilities Assumed:
Current liabilities	5	41
Total liabilities assumed	5	41
Net assets acquired	$1,650	$14,202

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

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 280,000 shares of Class B Common Stock, and 900,000 shares of Class A Common Stock, of which up to 620,000 may be issued pursuant to incentive stock options and 280,000 shares are issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 and 2003 Plans for the six months ended June 30, 2017:

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	29,035	$28.47	0.4	$633,834
Exercised	(29,035)	28.47
Outstanding at June 30, 2017	—	$—	—	$—
Exercisable at June 30, 2017	—	$—	—	$—

 SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the six months ended June 30, 2017:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2017	103,262	$43.73
Vested	(647)	41.80
Forfeited	(594)	45.39
Non-vested and outstanding at June 30, 2017	102,021	$43.74

For the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, we had $574,000, $1,132,000, $530,000 and $1,058,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, was $230,000, $453,000, $212,000 and $423,000, respectively.

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)

Revolving credit facility	$35,287	$35,287
Secured debt of affiliate included in discontinued operations	1,078	1,078
	36,365	36,365
Amounts payable within one year	1,078	1,078
	$35,287	$35,287

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.25% at June 30, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2017.

The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate plans to repay that loan when we sell the television stations in the third quarter 2017. We currently have this liability recorded in the current assets of discontinued operations in the condensed consolidated balance sheet.

9. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

10. Dividends

On May 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million was paid on June 9, 2017 to shareholders of record on May 22, 2017.

On March 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, was paid on April 14, 2017 to shareholders of record on March 28, 2017.

On November 21, 2016 the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.20 per share on its Classes A and B shares. These dividends totaling $2.9 million, were paid on December 23, 2016 to shareholders of record on December 5, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion is presented on a consolidated basis. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 5). As a result of the Company’s television stations being classified as held for sale and being reported as discontinued operations the Company only has one reportable segment at June 30, 2017. Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

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

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 26 markets, including 68 FM and 32 AM radio stations, 4 television stations and 5 low-power television stations.

Continuing Operations – Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour. We have twenty-four radio station markets, which include all one hundred of our radio stations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2017 and 2016, approximately 89% and 87%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2017 and 2016 and the years ended December 31, 2016 and 2015, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 43%, 42%, 43%, and 41%, respectively, of our consolidated net operating revenue from continuing operations. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	11%	11%	12%	9%
Des Moines, Iowa	8%	8%	8%	8%
Manchester, New Hampshire	5%	6%	6%	6%
Milwaukee, Wisconsin	13%	12%	12%	12%
Norfolk, Virginia	6%	5%	5%	6%

During the six months ended June 30, 2017 and 2016 and the years ended December 31, 2016 and 2015, the radio stations in our five largest markets when combined, represented approximately 49%, 48%, 49%, and 44%, respectively, of our consolidated station operating income from continuing operations. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	15%	14%	15%	10%
Des Moines, Iowa	8%	7%	7%	8%
Manchester, New Hampshire	6%	8%	9%	8%
Milwaukee, Wisconsin	15%	14%	14%	13%
Norfolk, Virginia	5%	5%	4%	5%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Discontinued Operations - Television Stations

Our television station’s primary source of revenue is from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations is limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determine the number of advertisements to be broadcast in locally produced programs only, which are primarily news programming and occasionally local sports or information shows.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the six months ended June 30, 2017 and 2016, approximately 83% and 82%, respectively, of our television stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2017 and 2016.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$30,261	$30,866	$(605)	(2.0)%
Station operating expense	21,426	21,842	(416)	(1.9)%
Corporate general and administrative	2,880	2,620	260	9.9%
Other operating expense	79	8	71	N/M
Operating income from continuing operations	5,876	6,396	(520)	(8.1)%
Interest expense	229	182	47	25.8%
Income from continuing operations before taxes	5,647	6,214	(567)	(9.1)%
Income tax expense	2,272	2,569	(297)	(11.6)%
Income from continuing operations, net of tax	3,375	3,645	(270)	(7.4)%
Income from discontinued operations, net of tax	1,159	1,166	(7)	(0.6)%
Net income	$4,534	$4,811	$(277)	5.8%

Earnings per share:
From continuing operations	$.57	$.61	$(.04)	(6.6)%
From discontinued operations	.20	.20	—	—
Earnings per share (diluted)	$.77	$.81	$(.04)	(4.9)%

Results of Discontinued Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$5,688	$5,572	$116	2.1%
Station operating expense	3,643	3,578	65	1.8%
Operating income from discontinued operations	2,045	1,994	51	2.6%
Interest expense	8	7	1	14.3%
Incomes before income taxes from discontinued operations	2,037	1,987	50	2.5%
Income tax expense	878	821	57	6.9%
Income from discontinued operations	$1,159	$1,166	$(7)	(0.6)%

N/M =      Not Meaningful

For the three months ended June 30, 2017, consolidated net operating revenue was $30,261,000 compared with $30,866,000 for the three months ended June 30, 2016, a decrease of $605,000 or 2.0%. We had an increase of approximately $106,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $711,000 generated by stations we owned or operated for the comparable period in 2016 (“same station”). On a same station basis gross local revenue and gross national revenue decreased $609,000 and $366,000 respectively from the second quarter of 2016. These decreases were partially offset by an increase in gross political revenue of $100,000 at our Milwaukee, Wisconsin market and a decrease in agency commissions of $153,000. The decrease in gross local revenue was due to decreases in our Charlottesville, Virginia; Columbus, Ohio; and Springfield, Illinois markets. The decrease in gross national revenue was due to decreases in our Bellingham, Washington and our Milwaukee, Wisconsin markets. The decrease in agency commissions was due to lower national revenues.

Station operating expense was $21,426,000 for the three months ended June 30, 2017, compared with $21,842,000 for the three months ended June 30, 2016, a decrease of $416,000 or 1.9%. We had an increase of approximately $54,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $470,000 generated by stations we owned or operated for the comparable period in 2016. The decrease is primarily attributable to a decrease of $353,000 in healthcare costs and a decrease of $184,000 in licensing agreements partially offset by an increase in music licensing fees of $126,000.

Operating income for the three months ended June 30, 2017 was $5,876,000 compared to $6,396,000 for the three months ended June 30, 2016, a decrease of $520,000 or 8.1%. The decrease was a result of the decrease in net operating revenue partially offset by a decrease in station operating expense, described above, an increase in our corporate general and administrative expenses of $260,000 or 9.9%, and an increase in other operating expense of $71,000 from the second quarter of 2016. The increase in corporate expenses is due to an increase in legal expenses of $116,000, an increase in key man life insurance of $88,000 and an increase in non-cash compensation related to the amortization of restricted stock grants of $44,000.

Income from continuing operations, net of tax for the three months ended June 30, 2017 was $3,375,000 compared to $3,645,000 for the three months ended June 30, 2016, a decrease of $270,000 or 7.4%. The decrease in income from continuing operations, net of tax is due to the decrease of operating income, described above, an increase in interest expense of $47,000 due to an increase in our interest rates partially offset by a decrease in income taxes of $297,000.

Income from discontinued operations, net of tax for the three months ended June 30, 2017 was $1,159,000 compared to $1,166,000 for the three months ended June 30, 2016, a decrease of $7,000 or 0.6%. The decrease was a direct result of an increase in station operating expenses and an increase in income tax expense, partially offset by an increase in net operating revenue. For the three months ended June 30, 2017, net operating revenue of our television stations was $5,688,000 compared with $5,572,000 for the three months ended June 30, 2016, an increase of $116,000 or 2.1% primarily due to an increase in gross national revenue at our Victoria, Texas market. Station operating expense in the television stations for the three months ended June 30, 2017 was $3,643,000, compared with $3,578,000 for the three months ended June 30, 2016, an increase of $65,000 or 1.8%. The increase is primarily related to increases in legal expenses of $160,000 and network affiliate fees of $131,000 partially offset by a decrease in depreciation expense of $202,000.

We generated net income of $4,534,000 ($.77 per share on a fully diluted basis) during the three months ended June 30, 2017, compared to $4,811,000 ($.81 per share on a fully diluted basis) for the three months ended June 30, 2016, a decrease of $277,000 or 5.8%. This is a direct result of the decrease in income from continuing operations of $270,000, and a decrease of $7,000 in income from discontinued operations.

 Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2017 and 2016.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$56,416	$58,330	$(1,914)	(3.3)%
Station operating expense	42,766	42,982	(216)	(0.5)%
Corporate general and administrative	5,743	5,337	406	7.6%
Other operating expense	58	5	53	N/M
Operating income	7,849	10,006	(2,157)	(21.6)%
Interest expense	437	361	76	21.1%
Income from continuing operations before taxes	7,412	9,645	(2,233)	(23.2)%
Income tax provision	2,990	3,987	(997)	(25.0)%
Income from continuing operations, net of tax	4,422	5,658	(1,236)	(21.8)%
Income from discontinued operations, net of tax	2,050	2,177	(127)	(5.8)%
Net income	$6,472	$7,835	$(1,363)	(17.4)%

Earnings per share:
From continuing operations	$.75	$.96	$(.21)	(21.9)%
From discontinued operations	.35	.37	(.02)	(5.4)%
Earnings per share (diluted)	$1.10	$1.33	$(.23)	(17.3)%

Results of Discontinued Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$10,942	$10,853	$89	0.8%
Station operating expense	7,355	7,123	232	3.3%
Other operating	31	3	28	N/M
Operating income from discontinued operations	3,556	3,727	(171)	(4.6)%
Interest expense	16	17	(1)	(5.9)%
Incomes before income taxes from discontinued operations	3,540	3,710	(170)	(4.6)%
Income tax expense	1,490	1,533	(43)	(2.8)%
Income from discontinued operations	$2,050	$2,177	$(127)	(5.8)%

N/M =        Not Meaningful

For the six months ended June 30, 2017, consolidated net operating revenue was $56,416,000 compared with $58,330,000 for the six months ended June 30, 2016, a decrease of $1,914,000 or 3.3%. We had an increase of approximately $151,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $2,065,000 generated by stations we owned or operated for the comparable period in 2016 (“same station”). On a same station basis gross political revenue, gross local revenue and gross national revenue decreased $1,090,000, $786,000 and $422,000 respectively from 2016. These decreases were partially offset by a decrease in agency commissions. The decrease in gross political revenue was due to the decreased number of national, state and local elections in most of our markets as compared to prior year. The decrease in gross local revenue was due to decreases in our Bellingham, Washington; Charlottesville, Virginia; Columbus, Ohio; Ithaca, New York; Springfield, Illinois and Springfield, Massachusetts markets. The decrease in gross national revenue is due to decreases in our Champaign, Illinois and Yankton, South Dakota markets. The decrease in agency commissions is due to lower national revenues.

Station operating expense was $42,766,000 for the six months ended June 30, 2017, compared with $42,982,000 for the six months ended June 30, 2016, a decrease of $216,000 or 0.5%. We had an increase of approximately $111,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $327,000 generated by stations we owned or operated for the comparable period in 2016. The decrease is primarily attributable to a $377,000 decrease in licensing agreements and a $126,000 decrease in sales commission expense, partially offset by an increase in music licensing fees of $245,000.

Operating income for the six months ended June 30, 2017 was $7,849,000 compared to $10,006,000 for the six months ended June 30, 2016, a decrease of $2,157,000 or 21.6%. The decrease was a result of the decrease in net operating revenue partially offset by a decrease in station operating expense, described above, an increase in our corporate general and administrative expenses of $406,000 or 7.6%, and an increase in other operating expense of $53,000 from 2016. The increase in corporate expenses is due to an increase in key man life insurance of $183,000, and increase in legal expenses of $87,000 and an increase in non-cash compensation related to the amortization of restricted stock grants of $74,000.

Income from continuing operations, net of tax for the six months ended June 30, 2017 was $4,422,000 compared to $5,658,000 for the six months ended June 30, 2016, a decrease of $1,236,000 or 21.8%. The decrease in income from continuing operations, net of tax is due to the decrease of operating income, described above, an increase in interest expense of $76,000 due to an increase in our interest rates partially offset by a decrease in income taxes of $997,000.

Income from discontinued operations, net of tax for the six months ended June 30, 2017 was $2,050,000 compared to $2,177,000 for the six months ended June 30, 2016, a decrease of $127,000 or 5.8%. The decrease was a direct result of the increase in station operating expenses and an increase in other operating expenses partially offset by an increase in net operating revenue, and a decrease in income tax expenses of $43,000. For the six months ended June 30, 2017, net operating revenue of our television stations was $10,942,000 compared with $10,853,000 for the six months ended June 30, 2016, an increase of $89,000 or 0.8% primarily due to an increase in gross retransmission revenue at our Joplin, Missouri market and gross national revenue at our Victoria, Texas market of $206,000 and $125,000 respectively, partially offset by a decrease in gross political revenue of $273,000. The decrease in gross political revenue was due to the decreased number of national, state and local elections in most of our markets as compared to prior year. Station operating expense in the television stations for the six months ended June 30, 2017 was $7,355,000, compared with $7,123,000 for the six months ended June 30, 2016, an increase of $232,000 or 3.3%. The increase is primarily related to increases of $188,000 in network affiliate fees, an increase in legal expenses of $160,000 related to the divestiture and $66,000 in retransmission fees, partially offset by a decrease in depreciation expense of $208,000.

We generated net income of $6,472,000 ($1.10 per share on a fully diluted basis) during the six months ended June 30, 2017, compared to $7,835,000 ($1.33 per share on a fully diluted basis) for the six months ended June 30, 2016, a decrease of $1,363,000 or 17.4%. This is a direct result of the decrease in income from continuing operations of $1,236,000, and a decrease of $127,000 in income from discontinued operations.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.25% at June 30, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2017.

In 2003, we entered into an agreement of understanding with Surtsey Media whereby we have guaranteed up to $1,250,000 of the debt incurred in closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. At June 30, 2016, there was $1,078,000 of debt outstanding under this agreement. The loan agreement was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. We do not have any recourse provision in connection with our guarantee that would enable us to recover any amounts paid under the guarantee. Our affiliate plans to repay the loan when we complete the Television Sale in the third quarter of 2017. As a result, at June 30, 2017, we have recorded $1,078,000 in debt and $1,000,000 in intangible assets, primarily broadcast licenses included in our assets and liabilities of discontinued operations. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the stations.

Sources and Uses of Cash

During the six months ended June 30, 2017 and 2016, we had net cash flows from operating activities of $13,203,000 and $12,740,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2017 were $3,425,000 ($2,250,000 in 2016 ). We anticipate capital expenditures in 2017 to be approximately $5 – $5.5 million, which we expect to finance through funds generated from operations.

On May 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million was paid on June 9, 2017 to shareholders of record on May 22, 2017and funded by cash on the Company’s balance sheet.

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

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media.  We plan to complete this transaction in the third quarter of 2017.

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC to purchase, for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations principally serving the South Carolina area: WCKN(FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WALI(FM), W256CB, W293BZ. The Company expects this transaction to close in the third quarter of 2017, simultaneously with the closing of the Television Sale, upon fulfilment of certain conditions precedent to closing, including, without limitation, receipt of FCC consent to the assignment of the FCC licenses to the Company. This acquisition will be financed through funds generated from the Television Sale.

We continue to actively seek and explore opportunities for expansion through the acquisitions of additional broadcast properties.

We anticipate that any future acquisitions of radio and television stations and dividend payments will be financed through funds generated from operations, borrowings under the Credit Agreement, the Television Sale, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2017. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2017	16,091	$51.35	—	$23,352,857
May 1 – May 31, 2017	—	$—	—	$23,352,857
June 1 – June 30, 2017	—	$—	—	$23,352,857
Total	16,091	$51.35	—	$23,352,857

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 9, 2017	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2017	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

