Form 10-Q
period 2017-09-30
SAGA COMMUNICATIONS INC
filed 2017-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 2, 2017 was 5,024,862 and 882,141, respectively.

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$81,035	$26,697
Accounts receivable, net	18,880	17,735
Prepaid expenses and other current assets	2,026	2,397
Barter transactions	1,721	1,318
Current assets of discontinued operations	—	4,625
Total current assets	103,662	52,772
Property and equipment	135,644	134,680
Less accumulated depreciation	79,299	85,506
Net property and equipment	56,345	49,174
Other assets:
Broadcast licenses, net	94,708	86,622
Goodwill	15,417	7,407
Other intangibles, deferred costs and investments, net	7,822	5,975
Assets of discontinued operations	—	18,048
	$277,954	$219,998

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,211	$1,618
Payroll and payroll taxes	6,836	6,954
Other accrued expenses	26,348	3,198
Barter transactions	1,394	1,304
Current portion of long term debt	10,287	—
Current liabilities of discontinued operations	292	2,971
Total current liabilities	47,368	16,045
Deferred income taxes	31,762	29,741
Long-term debt	25,000	35,287
Other liabilities	2,269	2,885
Liabilities of discontinued operations	—	1,058
Total liabilities	106,399	85,016
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	75	74
Additional paid-in capital	62,157	59,557
Retained earnings	143,308	108,733
Treasury stock	(33,985)	(33,382)
Total stockholders’ equity	171,555	134,982
	$277,954	$219,998

Note: The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$30,269	$29,878	$86,685	$88,208
Station operating expense	21,755	21,775	64,521	64,757
Corporate general and administrative	3,132	2,728	8,875	8,065
Other operating expense	(127)	(1,393)	(69)	(1,388)
Operating income from continuing operations	5,509	6,768	13,358	16,774
Interest expense	254	187	691	548
Income from continuing operations before tax	5,255	6,581	12,667	16,226
Income tax expense	2,290	2,678	5,280	6,665
Income from continuing operations, net of tax	2,965	3,903	7,387	9,561
Income from discontinued operations, net of tax (Note 5)	30,451	1,511	32,501	3,688
Net income	$33,416	$5,414	$39,888	$13,249
Basic Earnings per share:
From continuing operations	$.50	$.66	$1.25	$1.63
From discontinued operations	5.16	.26	5.51	.63
Basic earnings per share	$5.66	$.92	$6.76	$2.26

Weighted average common shares	5,807	5,755	5,800	5,753

Diluted Earnings per share:
From continuing operations	$.50	$.66	$1.25	$1.62
From discontinued operations	5.16	.26	5.51	.63
Diluted earnings per share	$5.66	$.92	$6.76	$2.25

Weighted average common and common equivalent shares	5,807	5,764	5,804	5,762

Dividends declared per share	$.30	$.30	$.90	$.80

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$18,677	$21,020
Cash flows from investing activities:
Acquisition of property and equipment	(4,850)	(4,149)
Acquisition of broadcast properties	(25,856)	(12,733)
Proceeds from sale of television stations	69,528	—
Proceeds from disposals of fixed assets	417	1,644
Other investing activities	—	11
Net cash provided by (used in) investing activities	39,239	(15,227)
Cash flows from financing activities:
Cash dividends paid	(3,541)	(4,688)
Purchase of treasury shares	(37)	(5)
Other financing activities	—	—
Net cash used in financing activities	(3,578)	(4,693)
Net increase in cash and cash equivalents	54,338	1,100
Cash and cash equivalents, beginning of period	26,697	21,614
Cash and cash equivalents, end of period	$81,035	$22,714

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

We own or operate broadcast properties in 26 markets, including 75 FM and 33 AM radio stations.

On May 9, 2017 the Company entered into an agreement to sell the Joplin, Missouri and Victoria, Texas television stations. The disposition closed on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 5). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations. As a result of the Company’s television stations sale, the Company only has one reportable segment at September 30, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2017, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$2,965	$3,903	$7,387	$9,561
Less: Income allocated to unvested participating securities	51	72	126	176
Income from continuing operations available to common stockholders	$2,914	$3,831	$7,261	$9,385

Income from discontinued operations	$30,451	$1,511	$32,501	$3,688
Less: Income allocated to unvested participating securities	520	28	556	68
Income from discontinued operations available to common stockholders	$29,931	$1,483	$31,945	$3,620

Net income available to common stockholders	$32,845	$5,314	$39,206	$13,005

Denominator:
Denominator for basic earnings per share — weighted average shares	5,807	5,755	5,800	5,753
Effect of dilutive securities:
Common stock equivalents	—	9	4	9
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,807	5,764	5,804	5,762

Basic earnings per share:
From continuing operations	$.50	$.66	$1.25	$1.63
From discontinued operations	5.16	.26	5.51	.63
Basic earnings per share	$5.66	$.92	$6.76	$2.26

Diluted earnings per share
From continuing operations	$.50	$.66	$1.25	$1.62
From discontinued operations	5.16	.26	5.51	.63
Diluted earnings per share	$5.66	$.92	$6.76	$2.25

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 for the three and nine months ended September 30, 2017 and 0 for the three and nine months ended September 30, 2016, respectively. All stock options were exercised during the second quarter of 2017 and there were no stock options outstanding at September 30, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2017.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBA’s”) or Local Marketing Agreements (“LMA’s”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBA’s/LMA’s are included in the accompanying unaudited Condensed Consolidated Statements of Income. At September 30, 2017 we had no TBA’s/LMA’s in place.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The FASB has also issued a number of updates to this standard. This standard is effective for the fiscal and interim periods beginning January 1, 2018. The Company has completed our preliminary analysis of the standard, our evaluation of contracts and the potential impact of this standard on our consolidated financial statements. Based on our preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. We plan to adopt the new guidance using the modified retrospective method.

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

4. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2017:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2016	6,603	865
Conversion of shares	12	(12)
Issuance of restricted stock	23	25
Balance, December 31, 2016	6,638	878
Exercise of stock options	21	8
Conversion of shares	4	(4)
Forfeiture of restricted stock	(1)	—
Balance, September 30, 2017	6,662	882

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2017, we have remaining authorization of $23.3 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of its Class A Common Stock under its trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods.  Under the plan, the Company may repurchase its Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on the Company's balance sheet.  The plan does not obligate Saga to acquire any particular amount of Class A Common Stock.  The authorization is effective until September 1, 2018, but may be suspended, extended or amended at any time at the Company's discretion.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

5. Discontinued Operations

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations (“Television Sale”) for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, and the proceeds from sale of related accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000 (as described in Note 6). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000 respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 8).

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

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (4)	2016	2017 (4)	2016

Net operating revenue	$3,296	$6,241	$14,238	$17,094
Station operating expense (1)	2,372	3,684	9,727	10,807
Other operating (income) expense	—	—	31	3
Operating income	924	2,557	4,480	6,284
Interest Expense (2)	5	9	21	26
Income before income taxes	919	2,548	4,459	6,258
Pretax gain on the disposal of discontinued operations	50,842	—	50,842	—
Total pretax gain on discontinued operations	51,761	2,548	55,301	6,258
Income tax expense (3)	21,310	1,037	22,800	2,570
Income from discontinued operations, net of tax	$30,451	$1,511	$32,501	$3,688

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.
(2)	Interest expense related to Surtsey Media, LLC debt that is guaranteed by the Television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.
(3)	The effective tax rates on pretax income from discontinued operations were 41%.
(4)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table is a summary of the assets and liabilities of discontinued operations (in thousands):

	September 30, 2017	December 31, 2016
Major Classes of Current Assets of Discontinued Operations
Accounts receivable	$—	$3,868
Prepaid expenses and other current assets	—	625
Barter transactions	—	132
Total of current assets of discontinued operations	$—	$4,625

Major Classes of Non-Current Assets of Discontinued Operations
Property and equipment, net (1)	$—	$7,388
Broadcast licenses, net (1)	—	9,607
Other intangibles, deferred costs and investments, net (1)	—	1,053
Total of non-current assets of discontinued operations	$—	$18,048
Total Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$—	$22,673

Major Classes of Current Liabilities of Discontinued Operations
Accounts payable	$84	$759
Barter transactions	—	163
Current portion of long term debt	—	1,078
Other liabilities (1)	208	971
Total of current liabilities of discontinued operations	$292	$2,971

Major Classes of Current Liabilities of Discontinued Operations
Other liabilities (1)	$—	$1,058
Total of non-current liabilities of discontinued operations	$—	$1,058
Total Liabilities Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$292	$4,029
Net Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$(292)	$18,644

(1)	For prior periods, the current and long-term classification of assets and liabilities does not change as they did not meet the held-for-sale criteria the prior periods. We closed the disposition on September 1, 2017, therefore all amounts in the current year are considered current assets or liabilities of discontinued operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2017	September 30, 2016
Significant operating non-cash items
Depreciation and amortization (1)	$445	$1,023
Broadcast program rights amortization	418	467
Barter revenue, net	18	58
Loss on sale of assets	31	3

Significant investing items
Acquisition of property and equipment	$125	$717
Proceeds from sale and disposal of assets	—	13
Net proceeds from sale of television stations (2)	69,528	—

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment’s assets were held for sale.
(2)	Net proceeds from the sale of the television stations reflect the sale price of $66.6 million, and the proceeds from sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

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

2017 Acquisitions and Disposals

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, and the proceeds from sale of related accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC, both Companies of which a member of our Board of directors, G. Dean Pearce, is President of, to purchase radio stations principally serving the South Carolina area for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations: WCKN(FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WOEZ(FM), W256CB, W293BZ. The Company closed this transaction effective September 1, 2017, simultaneously with the closing of the Television Sale using funds generated from the Television Sale for $24.2 million, which included the purchase price of $23 million, and the purchase of $1.3 million in related accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Charleston, South Carolina and Hilton Head, South Carolina market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

On January 16, 2017, we entered into an asset purchase agreement to purchase an FM radio station (WCVL) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,658,000, which included $8,000 in transactional costs. Simultaneously, we entered into a TBA to begin operating the station on February 1, 2017. We completed this acquisition on April 18, 2017. This acquisition was financed through funds generated from operations. Unaudited proforma results of operations for this acquisition are not required, as such information is not material to our financial statements and therefore is not presented in the pro forma tables in the following pages.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2017 and 2016 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2017 and 2016 acquisitions is preliminary at September 30, 2017.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions

	Acquisitions in
	2017	2016
	(In thousands)
Assets Acquired:
Current assets	$1,440	$814
Property and equipment	6,678	375
Other assets:
Broadcast licenses	8,086	8,123
Goodwill	8,011	4,533
Other intangibles, deferred costs and investments	2,019	398
Total other assets	18,116	13,054
Total assets acquired	26,234	14,243
Liabilities Assumed:
Current liabilities	378	41
Total liabilities assumed	378	41
Net assets acquired	$25,856	$14,202

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2017 and 2016 assume the 2017 and 2016 acquisitions occurred as of January 1, 2016. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

ProForma Results of Operation
Net operating revenue	$31,546	$31,888	$92,187	$93,993
Station operating expense	23,000	23,478	69,325	69,874
Corporate general and administrative	3,132	2,728	8,875	8,065
Other operating (income) expense, net	(127)	(1,393)	(69)	(1,388)
Operating income	5,541	7,075	14,056	17,442
Interest expense	254	187	691	548
Income from continuing operations, before tax	5,287	6,888	13,365	16,894
Income tax expense	2,430	2,804	5,566	6,939
Income from continuing operations, net of tax	2,857	4,084	7,799	9,955
Income from discontinued operations, net of tax	30,451	1,511	32,501	3,688
Net income	$33,308	$5,595	$40,300	$13,643

Basic earnings per share:
From continuing operations	$.47	$.70	$1.32	$1.70
From discontinued operations	5.16	.26	5.51	.63
Basic earnings per share	$5.63	$.96	$6.83	$2.33

Diluted earnings per share:
From continuing operations	$.47	$.70	$1.32	$1.70
From discontinued operations	5.16	.26	5.51	.63
Diluted earnings per share	$5.63	$.96	$6.83	$2.33

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, respectively.

The following summarizes the stock option transactions for the Second Restated 2005 Plan and 2003 Plan for the nine months ended September 30, 2017:

Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at January 1, 2017	29,035	$28.47	0.4	$633,834
Exercised	(29,035)	28.47
Outstanding at September 30, 2017	—	$—	—	$—
Exercisable at September 30, 2017	—	$—	—	$—

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2017:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2017	103,262	$43.73
Vested	(3,434)	43.10
Forfeited	(594)	45.39
Non-vested and outstanding at September 30, 2017	99,234	$43.75

For the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, we had $629,000, $1,761,000, $536,000 and $1,594,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, was $252,000, $704,000, $214,000 and $638,000, respectively.

8. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)

Revolving credit facility	$35,287	$35,287
Secured debt of affiliate	—	1,078
	35,287	36,365
Amounts payable within one year	10,287	—
	$25,000	$36,365

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.25% at September 30, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2017.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility. Those amounts were classified as current portion of long term debt at September 30, 2017.

The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

9. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

10. Dividends

On September 13, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, which is recorded within Other accrued expenses as of September 30, 2017 was paid on October 13, 2017 to shareholders of record on September 25, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion is presented on a consolidated basis. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 5). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at September 30, 2017. Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

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

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 26 markets, including 75 FM and 33 AM radio stations.

Continuing Operations - Radio Stations

Our radio station’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour. We have twenty-six radio station markets, which include all 108 of our radio stations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2017 and 2016, approximately 89% and 89%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2017 and 2016 and the years ended December 31, 2016 and 2015, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 43%, 43%, 43% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	12%	12%	12%	9%
Des Moines, Iowa	8%	8%	8%	8%
Manchester, New Hampshire	5%	6%	6%	6%
Milwaukee, Wisconsin	12%	12%	12%	12%
Norfolk, Virginia	6%	5%	5%	6%

During the nine months ended September 30, 2017 and 2016 and the years ended December 31, 2016 and 2015, the radio stations in our five largest markets when combined, represented approximately 48%, 48%, 49% and 44%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2017	2016	2016	2015
Market:
Columbus, Ohio	15%	15%	15%	10%
Des Moines, Iowa	7%	7%	7%	8%
Manchester, New Hampshire	6%	8%	9%	8%
Milwaukee, Wisconsin	14%	14%	14%	13%
Norfolk, Virginia	6%	4%	4%	5%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Most of our revenue is generated from local advertising, which is sold primarily by each television markets’ sales staff. For the eight months ended August 31, 2017 and the nine months ended September 30, 2016, approximately 83% and 85%, respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We had a decrease in political advertising for 2017 due to the decreased number of national, state and local elections in most of our markets as compared to prior year.

The primary operating expenses involved in owning and operating television stations are employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2017 and 2016.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$30,269	$29,878	$391	1.3%
Station operating expense	21,755	21,775	(20)	(0.1)%
Corporate general and administrative	3,132	2,728	404	14.8%
Other operating expense	(127)	(1,393)	1,266	N/M
Operating income from continuing operations	5,509	6,768	(1,259)	(18.6)%
Interest expense	254	187	67	35.8%
Income from continuing operations before taxes	5,255	6,581	(1,326)	(20.1)%
Income tax expense	2,290	2,678	(388)	(14.5)%
Income from continuing operations, net of tax	2,965	3,903	(938)	(24.0)%
Income from discontinued operations, net of tax	30,451	1,511	28,940	N/M
Net income	$33,416	$5,414	$28,002	N/M

Earnings per share:
From continuing operations	$.50	$.66	$(.16)	(24.2)%
From discontinued operations	5.16	.26	4.90	N/M
Earnings per share (diluted)	$5.66	$.92	$4.74	N/M

Results of Discontinued Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2017 (1)	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$3,296	$6,241	$(2,945)	(47.2)%
Station operating expense	2,372	3,684	(1,312)	(35.6)%
Operating income from discontinued operations	924	2,557	(1,633)	(63.9)%
Interest expense	5	9	(4)	(44.4)%
Income before income taxes from discontinued operations	919	2,548	(1,629)	(63.9)%
Pretax gain on the disposal of discontinued operations	50,842	—	50,842	N/M
Total pretax gain on discontinued operations	51,761	2,548	49,213	N/M
Income tax expense	21,310	1,037	20,273	N/M
Income from discontinued operations	$30,451	$1,511	$28,940	N/M

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M =      Not Meaningful

For the three months ended September 30, 2017, consolidated net operating revenue was $30,269,000 compared with $29,878,000 for the three months ended September 30, 2016, an increase of $391,000 or 1.3%. We had an increase of approximately $717,000 that was attributable to stations that we did not own or operate for the entire comparable period, partially offset by a decrease of $326,000 generated by stations we owned or operated for the comparable period in 2016 (“same station”). The decrease in same station revenue was primarily the result of decreases in gross local revenue of $311,000, gross political revenue of $197,000 partially offset by a decrease in agency commissions of approximately $123,000 from the third quarter of 2016. The decrease in gross local revenue was due to decreases in our Bellingham, Washington and Springfield, Illinois markets. The decrease in gross political revenue was due to a lower number of national, state and local elections in most of our markets. The decrease in agency commissions is due to lower gross local agency and political revenue.

Station operating expense was $21,755,000 for the three months ended September 30, 2017, compared with $21,775,000 for the three months ended September 30, 2016, a decrease of $20,000 or 0.1%. We had an increase of approximately $581,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $601,000 generated by stations we owned or operated for the comparable period in 2016. The decrease is primarily attributable to a decrease of $203,000 in compensation costs, a decrease of $191,000 in licensing agreements and a decrease in music licensing fees of $128,000 due to a credit received in the 3rd quarter of 2017 resulting from SESAC arbitration partially offset by an increase in other music licensing fees.

Operating income for the three months ended September 30, 2017 was $5,509,000 compared to $6,768,000 for the three months ended September 30, 2016, a decrease of $1,259,000 or 18.6%. The decrease was a result of the increase in net operating revenue partially offset by a decrease in station operating expense, described above, an increase in our corporate general and administrative expenses of $404,000 or 14.8%, and a decrease in other operating income of $1,266,000 from the third quarter of 2016. The increase in corporate expenses is due to an increase in key man life insurance of $103,000, an increase in non-cash compensation related to the amortization of restricted stock grants of $93,000, an increase of $80,000 in legal and other fees due to the Charleston/Hilton Head South Carolina acquisition, an increase of $42,000 in compensation costs, an increase in transportation costs of $35,000 and an increase in healthcare costs of $24,000. In 2016, we had other operating income of $1,393,000 due to the gain of $1,415,000 received from the sale of a tower in Norfolk, Virginia.

Income from continuing operations, net of tax for the three months ended September 30, 2017 was $2,965,000 compared to $3,903,000 for the three months ended September 30, 2016, a decrease of $938,000 or 24.0%. The decrease in income from continuing operations, net of tax is due to the decrease of operating income, described above, an increase in interest expense of $67,000 due to an increase in our interest rates partially offset by a decrease in income taxes of $388,000.

Income from discontinued operations, net of tax for the two months ended August 31, 2017 was $30,451,000 compared to $1,511,000 for the three months ended September 30, 2016 an increase of $28,940,000. The increase was a direct result of the pretax gain on the disposal of the Television stations of $50,842,000, a decrease in station operating expense of $1,312,000 or 35.6%, partially offset by a decrease in net operating revenue of $2,945,000 or $47.2% and an increase in income tax related to the gain on the sale of $20,273,000. For the two months ended August 31, 2017, net operating revenue of our television stations was $3,296,000 compared with $6,241,000 for the three months ended September 30, 2016, a decrease of $2,945,000 or 47.2% primarily due to only operating the television stations for two months in 2017 and a decrease in gross political revenue in our Joplin, Missouri market. Station operating expense of the television stations for the two months ended August 31, 2017 was $2,372,000, compared with $3,684,000 for the three months ended September 30, 2016, a decrease of $1,312,000 or 35.6%. The decrease is primarily due to only operating the television stations for two months in 2017 compared to the whole quarter in 2016.

We generated net income of $33,416,000 ($5.66 per share on a fully diluted basis) during the three months ended September 30, 2017, compared to $5,414,000 ($.92 per share on a fully diluted basis) for the three months ended September 30, 2016, an increase of $28,002,000. This is a direct result of the increase of $28,940,000 from discontinued operations partially offset by a decrease in income from continuing operations of $938,000.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2017 and 2016.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$86,685	$88,208	$(1,523)	(1.7)%
Station operating expense	64,521	64,757	(236)	(0.4)%
Corporate general and administrative	8,875	8,065	810	10.0%
Other operating expense	(69)	(1,388)	1,319	N/M
Operating income	13,358	16,774	(3,416)	(20.4)%
Interest expense	691	548	143	26.1%
Income from continuing operations before taxes	12,667	16,226	(3,559)	(21.9)%
Income tax expense	5,280	6,665	(1,385)	(20.8)%
Income from continuing operations, net of tax	7,387	9,561	(2,174)	(22.7)%
Income from discontinued operations, net of tax	32,501	3,688	28,813	N/M

Net income	$39,888	$13,249	$26,639	N/M

Earnings per share:
From continuing operations	$1.25	$1.62	$(.37)	(22.8)%
From discontinued operations	5.51	.63	4.88	N/M
Earnings per share (diluted)	$6.76	$2.25	$4.50	N/M

Results of Discontinued Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2017 (1)	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$14,238	$17,094	$(2,856)	(16.7)%
Station operating expense	9,727	10,807	(1,080)	(10.0)%
Other operating	31	3	28	N/M
Operating income from discontinued operations	4,480	6,284	(1,804)	(28.7)%
Interest expense	21	26	(5)	(19.2)%
Income before income taxes from discontinued operations	4,459	6,258	(1,799)	(28.7)%
Pretax gain on the disposal of discontinued operations	50,842	—	50,842	N/M
Total pretax gain on discontinued operations	55,301	6,258	49,043	N/M
Income tax expense	22,800	2,570	20,230	N/M
Income from discontinued operations	$32,501	$3,688	$28,813	N/M

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M =        Not Meaningful

For the nine months ended September 30, 2017, consolidated net operating revenue was $86,685,000 compared with $88,208,000 for the nine months ended September 30, 2016, a decrease of $1,523,000 or 1.7%. We had an increase of approximately $874,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $2,397,000 generated by stations we owned or operated for the comparable period in 2016 (“same station”). On a same station basis gross political revenue, gross local revenue and gross national revenue decreased $1,289,000, $1,097,000 and $505,000 respectively from 2016. These decreases were partially offset by a decrease in agency commissions of $470,000. The decrease in gross political revenue was due to the decreased number of national, state and local elections in most of our markets as compared to prior year. The decrease in gross local revenue was due to decreases in our Bellingham, Washington; Charlottesville, Virginia; Columbus, Ohio; Ithaca, New York; Springfield, Illinois and Springfield, Massachusetts markets. The decrease in gross national revenue is due to decreases in our Champaign, Illinois and Yankton, South Dakota markets. The decrease in agency commissions is due to lower local agency, national and political revenues.

Station operating expense was $64,521,000 for the nine months ended September 30, 2017, compared with $64,757,000 for the nine months ended September 30, 2016, a decrease of $236,000 or 0.4%. We had an increase of approximately $696,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $932,000 generated by stations we owned or operated for the comparable period in 2016. The decrease is primarily attributable to a $568,000 decrease in licensing agreements, a $206,000 decrease in sales commission expense and a decrease in compensation costs of $138,000.

Operating income for the nine months ended September 30, 2017 was $13,358,000 compared to $16,774,000 for the nine months ended September 30, 2016, a decrease of $3,416,000 or 20.4%. The decrease was a result of the decrease in net operating revenue partially offset by a decrease in station operating expense, described above, an increase in our corporate general and administrative expenses of $810,000 or 10.0%, and a decrease in other operating income of $1,319,000 from 2016. The increase in corporate expenses is due to an increase in key man life insurance of $286,000, an increase in non-cash compensation related to the amortization of restricted stock grants of $167,000, an increase in transportation costs of $110,000, and increase in compensation costs of $91,000, an increase in legal expenses of $87,000 and an increase of $50,000 in healthcare costs. In 2016, we had other operating income of $1,393,000 due to the gain of $1,415,000 received from the sale of a tower in Norfolk, Virginia.

Income from continuing operations, net of tax for the nine months ended September 30, 2017 was $12,667,000 compared to $16,226,000 for the nine months ended September 30, 2016, a decrease of $3,559,000 or 21.9%. The decrease in income from continuing operations, net of tax is due to the decrease of operating income, described above, an increase in interest expense of $143,000 due to an increase in our interest rates partially offset by a decrease in income taxes of $1,385,000.

Income from discontinued operations, net of tax for the eight months ended August 31, 2017 was $32,501,000 compared to $3,688,000 for the nine months ended September 30, 2016 an increase of $28,813,000. The increase was a direct result of the pretax gain on the disposal of the Television stations of $50,842,000, a decrease in station operating expense of $1,080,000 or 10%, partially offset by a decrease in net operating revenue of $2,856,000 or $16.7% and an increase in income tax related to the gain on the sale of $20,230,000. For the eight months ended August 31, 2017, net operating revenue of our television stations was $14,238,000 compared with $17,094,000 for the nine months ended September 30, 2016, a decrease of $2,856,000 or 16.7% primarily due to only operating the television stations for eight months in 2017 and a decrease in gross political revenue in our Joplin, Missouri market. Station operating expense of the television stations for the eight months ended August 31, 2017 was $9,727,000, compared with $10,807,000 for the nine months ended September 30, 2016, a decrease of $1,080,000 or 10%. The decrease is primarily due to only operating the television stations for eight months in 2017 compared to the nine months in 2016.

We generated net income of $39,888,000 ($6.76 per share on a fully diluted basis) during the nine months ended September 30, 2017, compared to $13,249,000 ($2.25 per share on a fully diluted basis) for the nine months ended September 30, 2016, an increase of $26,639,000. This is a direct result of the increase in income from discontinued operations of $28,813,000 partially offset by a decrease in income from continuing operations of $2,174,000.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.25% at September 30, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $65 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2017.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility. Those amounts were classified as current portion of long term debt at September 30, 2017.

The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

Sources and Uses of Cash

During the nine months ended September 30, 2017 and 2016, we had net cash flows from operating activities of $18,677,000 and $21,020,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2017 were $4,850,000 ($4,149,000 in 2016). We anticipate capital expenditures in 2017 to be approximately $6.5 million, including approximately $750 thousand relating to our recent acquisitions in Charleston and Hilton Head, which we expect to finance through funds generated from operations.

On September 13, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million, which is recorded within Other accrued expenses as of September 30, 2017 was paid on October 13, 2017 to shareholders of record on September 25, 2017.

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

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, and the proceeds from sales of related accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina (as described in Note 6). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 8).

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC to purchase, for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations principally serving the South Carolina area: WCKN (FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WOEZ(FM), W256CB, W293BZ. The Company closed this transaction effective September 1, 2017, simultaneously with the closing of the Television Sale using funds generated from the Television Sale.

We continue to actively seek and explore opportunities for expansion through the acquisitions of additional broadcast properties.

We anticipate that any future acquisitions of radio and television stations and dividend payments will be financed through funds generated from operations, borrowings under the Credit Agreement, proceeds from the Television Sale, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2017. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options and the payment of the withholding taxes related to those stock option exercises.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2017	—	$—	—	$23,352,857
August 1 – August 31, 2017	916	$40.60	—	$23,315,667
September 1 – September 30, 2017	—	$—	—	$23,315,667
Total	916	$40.60	—	$23,315,667

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 9, 2017	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2017	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

