Form 10-K
period 2017-12-31
SAGA COMMUNICATIONS INC
filed 2018-03-13
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period for to

Commission file number 1-11588

SAGA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3042953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

73 Kercheval Avenue
Grosse Pointe Farms, Michigan	48236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	NYSE American

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

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2017 on the NYSE American: $229,017,827.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 2, 2018 was 5,042,709 and 898,633, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2017 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects”, “anticipates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2018 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. On May 9, 2017 we entered into an agreement to sell our Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The television stations that were sold constituted our entire television segment. The historical results of operations for the television stations are presented as discontinued operations for all periods presented (see Note 3). As a result of the sale of our television stations and those stations being reported as discontinued operations we only have one reportable segment at December 31, 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations. As of February 28, 2018, we owned seventy-five FM and thirty-three AM radio stations serving twenty-six markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; and Des Moines, Iowa.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2018:

		2017	2017
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	30	41	Classic Rock	Men 40-64
WHQG	Milwaukee, WI	30	41	Rock	Men 18-49
WJMR	Milwaukee, WI	30	41	Urban Adult Contemporary	Women 25-54
WNRG	Milwaukee, WI	30	41	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	33	37	Adult Contemporary	Women 25-54
WNND	Columbus, OH	33	37	Classic Hits	Adults 35-64
WNNP	Columbus, OH	33	37	Classic Hits	Adults 35-64
WLVQ	Columbus, OH	33	37	Classic Rock	Men 40-64
WVMX	Columbus, OH	33	37	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	41	45	Rock	Men 18-49
WAFX	Norfolk, VA	41	45	Classic Rock	Men 35-64
KSTZ	Des Moines, IA	66	71	Hot Adult Contemporary	Women 25-44
KSTZ-HD2	Des Moines, IA	66	71	Country Legends	Adults 45-64
KIOA	Des Moines, IA	66	71	Classic Hits	Adults 45-64
KAZR	Des Moines, IA	66	71	Rock	Men 25-49
KAZR-HD2	Des Moines, IA	66	71	Oldies/Classic Hits	Adults 45+
KMYR	Des Moines, IA	66	71	Soft Adult Contemporary	Women 25-54
KIOA-HD2	Des Moines, IA	66	71	Contemporary Hits	Adults 18-34
WMGX	Portland, ME	74	95	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	74	95	Classic Hits	Adults 45-64
WPOR	Portland, ME	74	95	Country	Adults 25-54
WCLZ	Portland, ME	74	95	Adult Album Alternative	Adults 25-54
WAVF	Charleston, SC	92	78	Adult Contemporary	Adults 25-54
WCKN	Charleston, SC	92	78	Country	Adults 25-54
WMXZ	Charleston, SC	92	78	Hot Adult Contemporary	Women 25-44
WMXZ-HD2	Charleston, SC	92	78	Urban Hits	Adults 18-34
WXST	Charleston, SC	92	78	Urban Adult Contemporary	Adults 25-54
WAQY	Springfield, MA	97	96	Classic Rock	Men 35-54
WLZX	Springfield, MA	97	96	Alternative Rock	Men 18-49
WZID	Manchester, NH	116	198	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	116	198	Classic Hits	Adults 45-64
WZID-HD2	Manchester, NH	116	198	Contemporary Hits	Adults 18-34
WZID-HD3	Manchester, NH	116	198	Classic Country	Adults 45-64
WOXL	Asheville, NC	154	158	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	154	158	Classic Rock	Men 40-64
WTMT-HD2	Asheville, NC	154	158	Classic Hits	Adults 45-64
WTMT-HD3	Asheville, NC	154	158	Country Legends	Adults 45-64
WOXL-HD2	Asheville, NC	154	158	Adult Album Alternative	Adults 25-54
WSIG	Harrisonburg, VA	168	251	Classic Country	Adults 35-64
WQPO	Harrisonburg, VA	168	251	Contemporary Hits	Women 18-34

(footnotes follow tables)

4

		2017	2017
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WQPO-HD3	Harrisonburg, VA	168	251	Classic Rock	Male 40-64
WMQR	Harrisonburg, VA	168	251	Adult Contemporary	Female 25-44
WWRE	Harrisonburg, VA	168	251	Classic Hits	Adults 45-64
WNAX	Yankton, SD	180	258	Country	Adults 25-54
WWWV	Charlottesville, VA	190	206	Classic Rock	Men 40-64
WQMZ	Charlottesville, VA	190	206	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	190	206	Adult Album Alternative	Adults 25-54
WCVL	Charlottesville, VA	190	206	Country	Adults 25-54
WLHH	Hilton Head, SC	246	222	Classic Hits	Adults 45-64
WOEZ	Hilton Head, SC	246	222	Adult Contemporary	Women 35-64
WVSC	Hilton Head, SC	246	222	Soft Adult Contemporary	Women 35-64
WVSC-HD2	Hilton Head, SC	246	222	Oldies/Classic Hits	Adults 45-64
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 40-64
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 40-64
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 40-64
WLRW	Champaign, IL	N/A	N/A	Hot Adult Contemporary	Women 25-44
WREE	Champaign, IL	N/A	N/A	Classic Hits	Adults 40-64
WYXY	Champaign, IL	N/A	N/A	Classic Country	Adults 45-64
WIXY	Champaign, IL	N/A	N/A	Country	Adults 25-54
WIXY-HD2	Champaign, IL	N/A	N/A	Rock	Men 18-49
WIXY-HD3	Champaign, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLRW-HD2	Champaign, IL	N/A	N/A	Oldies/Classic Hits	Adults 45-64
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-49
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 40-64
WCVQ-HD2	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Contemporary Christian	Adults 25-54
WCVQ-HD3	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country Legends	Adults 45-64
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Country	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Iconic Rock	Men 40-64
WQNY	Ithaca, NY	N/A	N/A	Country	Adults 25-54
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 25-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-64
WFIZ	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Oldies/Classic Hits	Adults 40-64
KEGI	Jonesboro, AR	N/A	N/A	Classic Rock	Men 40-64
KDXY	Jonesboro, AR	N/A	N/A	Country	Adults 25-54
KJBX	Jonesboro, AR	N/A	N/A	Adult Contemporary	Women 25-54
KJBX-HD2	Jonesboro, AR	N/A	N/A	Country Legends	Adults 45-64
KDXY-HD2	Jonesboro, AR	N/A	N/A	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	N/A	N/A	Sports ESPN	Men 35-64
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 25-44

(footnotes follow tables)

5

		2017	2017
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WINQ	Keene, NH	N/A	N/A	Country	Adults 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adults 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Country	Adults 45-64
KMIT	Mitchell, SD	N/A	N/A	Country	Adults 25-54
KMIT-HD2	Mitchell, SD	N/A	N/A	Adult Contemporary	Women 25-54
KMIT-HD3	Mitchell, SD	N/A	N/A	Sports	Men 18-64
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
KICD	Spencer, IA	N/A	N/A	Country	Adults 25-54
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WLFZ	Springfield, IL	N/A	N/A	Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Country Legends	Adults 45-64
WDBR-HD3	Springfield, IL	N/A	N/A	Oldies/Classic Hits	Adults 45-64

AM:
WJYI	Milwaukee, WI	30	41	Christian	Adults 25-54
WJOI	Norfolk, VA	41	45	Adult Standards	Adults 45-64
KRNT	Des Moines, IA	66	71	Sports	Men 18-64
KPSZ	Des Moines, IA	66	71	Christian	Adults 25-54
WGAN	Portland, ME	74	95	News/Talk	Adults 35-64
WZAN	Portland, ME	74	95	Talk/Sports	Men 18-64
WBAE	Portland, ME	74	95	News/Talk	Adults 35-64
WGIN	Portland, ME	74	95	News/Talk	Adults 35-64
WSPO	Charleston, SC	92	78	Gospel	Adults 25-54
WHNP	Springfield, MA	97	96	News/Talk	Adults 35-64
WFEA	Manchester, NH	116	198	News/Talk	Adults 35-64
WISE	Asheville, NC	154	158	Sports/Talk	Men 18-64
WYSE	Asheville, NC	154	158	Sports/Talk	Men 18-64
WSVA	Harrisonburg, VA	168	251	News/Talk	Adults 35-64
WHBG	Harrisonburg, VA	168	251	Sports ESPN	Men 18-64
WNAX	Yankton, SD	180	258	News/Talk	Adults 35-64
WINA	Charlottesville, VA	190	206	News/Talk	Adults 35-64
WVAX	Charlottesville, VA	190	206	Sports Talk	Men 18-64
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35-64
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18-64
KBAI	Bellingham, WA	N/A	N/A	Classic Hits	Adults 40-64
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35-64
WBCO	Bucyrus, OH	N/A	N/A	Classic Country	Adults 45-64
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 40-64
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk ESPN	Men 18-64
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35-64
WNYY	Ithaca, NY	N/A	N/A	Oldies/Classic Hits	Adults 45-64
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35-64
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35-64
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18-64
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35-64
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35-64
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35-64

(footnotes follow tables)

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2017 Market Report.

Strategy

Our strategy is to operate top billing radio stations in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report.

Programming and marketing are key components in our strategy to achieve top ratings in our radio operations. In many of our markets, the three or four most highly rated radio stations receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners/viewers within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. In those markets where sufficient alternative data is available, we do not subscribe to an independent listener rating service.

The radio stations that we own and/or operate employ a variety of programming formats, including Classic Hits, Adult Hits, Top 40, Country, Country Legends, Mainstream/Hot/Soft Adult Contemporary, Pure Oldies, Classic Rock, and News/Talk. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

The television stations that we owned and/or operated, prior to their sale, during 2017 were comprised of two CBS affiliates, one ABC affiliate, two Fox affiliates, one Univision affiliate, one NBC affiliate, one Telemundo affiliate and one Cozi TV affiliate. In addition to securing network programming, we carefully selected available syndicated programming to maximize viewership. We also developed local programming, including a strong local news franchise in each of our television markets.

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

Advertising Sales

Our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. The number of advertisements broadcast on our television stations were limited by certain network affiliation and syndication agreements and, with respect to children’s programs, federal regulation. We determine the number of advertisements broadcast hourly that can maximize a station’s available revenue dollars without jeopardizing listening/viewing levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

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

Approximately $124,809,000 or 87% of our gross revenue for the year ended December 31, 2017 (approximately $131,233,000 or 85% in fiscal 2016 and approximately $125,558,000 or 87% in fiscal 2015) was generated from the sale of local advertising for both continuing operations and discontinued operations. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising for both continuing operations and discontinued operations in fiscal 2017 was approximately $18,151,000 or 13% of our gross revenue (approximately $23,545,000 or 15% in fiscal 2016 which includes $5,183,000 in national political sales or 3% of gross revenue and approximately $18,368,000 or 13% in fiscal 2015).

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

Employees

As of December 31, 2017, we had approximately 683 full-time employees and 347 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

License Renewal.   Radio and television broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. All the Company’s licenses have been renewed for their regular terms. In the future, we intend to timely file renewal applications, as required for the Company’s stations. In January 2018, the FCC designated the renewal applications of two AM radio stations for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion.

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WOXL	Asheville, NC	50,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2019
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
WRSY	Brattleboro, VT	3,000	April 1, 2022
WKVT	Brattleboro, VT	6,000	April 1, 2022
WQEL	Bucyrus, OH	3,000	October 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WREE	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WAVF	Charleston, SC	100,000	December 1, 2019
WCKN	Charleston, SC	100,000	December 1, 2019
WMXZ	Charleston, SC	50,000	December 1, 2019
WXST	Charleston, SC	100,000	December 1, 2019
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WCVL	Charlottesville, VA	6,000	October 1, 2019
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WRND	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WLVQ	Columbus, OH	50,000	October 1, 2020
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2022
WPVQ	Greenfield, MA	3,000	April 1, 2022
WMQR	Harrisonburg, VA	25,000	October 1, 2019
WQPO	Harrisonburg, VA	50,000	October 1, 2019
WSIG	Harrisonburg, VA	25,000	October 1, 2019
WWRE	Harrisonburg, VA	6,000	October 1, 2019
WOEZ	Hilton Head Island, SC	25,000	December 1, 2019
WLHH	Hilton Head Island, SC	25,000	December 1, 2019
WVSC	Hilton Head Island, SC	25,000	December 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2022
WQNY	Ithaca, NY	50,000	June 1, 2022
WIII	Ithaca, NY	50,000	June 1, 2022
WFIZ	Ithaca, NY	6,000	June 1, 2022

(footnotes follow tables)

		Power		Expiration Date of
Station	Market (1)	(Watts) (2)		FCC Authorization

KEGI	Jonesboro, AR	50,000		June 1, 2020
KDXY	Jonesboro, AR	25,000		June 1, 2020
KJBX	Jonesboro, AR	6,000		June 1, 2020
WKNE	Keene, NH	50,000		April 1, 2022
WSNI	Keene, NH	6,000		April 1, 2022
WINQ	Keene, NH	6,000		April 1, 2022
WZID	Manchester, NH	50,000		April 1, 2022
WMLL	Manchester, NH	6,000		April 1, 2022
WKLH	Milwaukee, WI	50,000		December 1, 2020
WHQG	Milwaukee, WI	50,000		December 1, 2020
WNRG	Milwaukee, WI	6,000		December 1, 2020
WJMR	Milwaukee, WI	6,000		December 1, 2020
KMIT	Mitchell, SD	100,000		April 1, 2021
KUQL	Mitchell, SD	100,000		April 1, 2021
WNOR	Norfolk, VA	50,000		October 1, 2019
WAFX	Norfolk, VA	100,000		October 1, 2019
WRSI	Northampton, MA	3,000		April 1, 2022
WPOR	Portland, ME	50,000		April 1, 2022
WCLZ	Portland, ME	50,000		April 1, 2022
WMGX	Portland, ME	50,000		April 1, 2022
WYNZ	Portland, ME	25,000		April 1, 2022
KICD	Spencer, IA	100,000		February 1, 2021
KMRR	Spencer, IA	25,000		February 1, 2021
WLZX	Springfield, MA	6,000		April 1, 2022
WAQY	Springfield, MA	50,000		April 1, 2022
WYMG	Springfield, IL	50,000		December 1, 2020
WLFZ	Springfield, IL	50,000		December 1, 2020
WDBR	Springfield, IL	50,000		December 1, 2020
WQQL	Springfield, IL	25,000		December 1, 2020
WNAX	Yankton, SD	100,000		April 1, 2021

AM:
WISE	Asheville, NC	5,000		December 1, 2019
WYSE	Asheville, NC	5,000	(5)	December 1, 2019
KGMI	Bellingham, WA	5,000		February 1, 2022
KPUG	Bellingham, WA	10,000		February 1, 2022
KBAI	Bellingham, WA	1,000	(5)	February 1, 2022
WKVT	Brattleboro, VT	1,000		April 1, 2022
WBCO	Bucyrus, OH	500	(5)	October 1, 2020
WSPO	Charleston, SC	5,000		December 1, 2019
WINA	Charlottesville, VA	5,000		October 1, 2019
WVAX	Charlottesville, VA	1,000		October 1, 2019
WRND	Clarksville, TN/Hopkinsville, KY	1,000	(5)	August 1, 2020
WKFN	Clarksville, TN	1,000	(5)	August 1, 2020
KRNT	Des Moines, IA	5,000		February 1, 2021
KPSZ	Des Moines, IA	10,000		February 1, 2021
WHMQ	Greenfield, MA	1,000		April 1, 2022
WSVA	Harrisonburg, VA	5,000		October 1, 2019
WHBG	Harrisonburg, VA	1,000	(5)	October 1, 2019

(footnotes follow tables)

		Power		Expiration Date of
Station	Market (1)	(Watts) (2)		FCC Authorization

WHCU	Ithaca, NY	5,000		June 1, 2022
WNYY	Ithaca, NY	5,000		June 1, 2022
WKBK	Keene, NH	5,000		April 1, 2022
WZBK	Keene, NH	1,000	(5)	April 1, 2022
WFEA	Manchester, NH	5,000		April 1, 2022
WJYI	Milwaukee, WI	1,000		December 1, 2020
WJOI	Norfolk, VA	1,000		October 1, 2019
WHMP	Northampton, MA	1,000		April 1, 2022
WGAN	Portland, ME	5,000		April 1, 2022
WZAN	Portland, ME	5,000		April 1, 2022
WBAE	Portland, ME	1,000		April 1, 2022
WGIN	Portland, ME	1,000		April 1, 2022
KICD	Spencer, IA	1,000		February 1, 2021
WLZX	Springfield, MA	2,500	(5)	April 1, 2022
WTAX	Springfield, IL	1,000		December 1, 2020
WNAX	Yankton, SD	5,000		April 1, 2021

(As previously described herein the following television stations were sold on September 1, 2017)

TV/Channel:

KOAM (DTV Ch 7)	Joplin, MO/Pittsburg, KS	DTV 14,800	June 1, 2022
KFJX (3) (DTV Ch 13)	Joplin, MO/Pittsburg, KS	DTV 5,600	June 1, 2022
KAVU (DTV Ch 15)	Victoria, TX	DTV 900,000	August 1, 2022
KVCT(3) (DTV Ch 11)	Victoria, TX	DTV 11,350	August 1, 2022
KUNU-LD(4) (Digital Ch 28)	Victoria, TX	DTV 15,000	August 1, 2022
KVTX-LP(4) (Digital Ch 45)	Victoria, TX	DTV 15,000	August 1, 2022
KXTS-LD(4) (Digital Ch 19)	Victoria, TX	DTV 15,000	August 1, 2022
KMOL-LD(4) (Digital Ch 17)	Victoria, TX	DTV 15,000	August 1, 2022
KQZY-LP(4)(Digital Ch 33)	Victoria, TX	DTV 4,000	August 2, 2022

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. The ERP of our television stations is expressed in terms of visual (“vis”) components. WHBG, WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WRND, WKFN, WNYY and WHCU operate with lower power at night than the power shown.

(3)	We provided services to KFJX pursuant to a shared services agreement with the licensee of KFJX, Surtsey Media, LLC (“Surtsey”). Until the television sale in 2017 we programmed KVCT pursuant to a time brokerage agreement with Surtsey. See Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K for additional information on our relationship with Surtsey.

(4)	KUNU-LD, KXTS-LD, KVTX-LP, KMOL-LD and KQZY-LP are LPTV stations that operated as “secondary” stations (i.e., if they conflict with the operations of a “full power” television station, the LPTV stations must change their facilities or terminate operations).

(5)	Operates daytime only or with greatly reduced power at night.

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

For publicly traded licensees and U.S. parent companies (like the Company), the new rules formalize the current equitable practice of recognizing a licensee’s good faith efforts to comply with Section 310(b) where the non-compliance was due solely to circumstances beyond the licensee’s control that were not known or reasonably foreseeable to the licensee.

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

The FCC established criteria for obtaining a waiver of the rules to permit the ownership of two television stations in the same DMA that would not otherwise comply with the FCC’s rules. Under certain circumstances, a television station may merge with a “failed” or “failing” station or an “unbuilt” station if strict criteria are satisfied. Additionally, the FCC now permits a party to own up to two television stations (if permitted under the modified TV duopoly rule) and up to six radio stations (if permitted under the local radio ownership rules), or one television station and up to seven radio stations, in any market (“Qualifying Market”) where at least 20 independently owned media voices remain in the market after the combination is affected. The FCC will permit the common ownership of up to two television stations and four radio stations in any market where at least 10 independently owned media voices remain after the combination is affected. The FCC will permit the common ownership of up to two television stations (if permitted under the FCC’s local television multiple ownership rule) and one radio station notwithstanding the number of voices in the market. The FCC also adopted rules that make television time brokerage agreements or TBA’s count as if the brokered station were owned by the brokering station in making a determination of compliance with the FCC’s multiple ownership rules. TBA’s entered into before November 5, 1996, are grandfathered until the FCC announces a required termination date. As a result of the FCC’s rules, we would not be permitted to acquire a television broadcast station (other than LPTV) in a non-Qualifying Market in which we owned television properties. The FCC revised its rules to permit a television station to affiliate with two or more major networks of television broadcast stations under certain conditions. (Major existing networks are still subject to the FCC’s dual network ban). For more detailed information, see the discussion of recent FCC action under “Time Brokerage Agreements.”

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below). We are permitted to own an unlimited number of television stations on a nationwide basis so long as the ownership of the stations would not result in an aggregate national audience reach (i.e., the total number of television households in the DMAs in which the relevant stations are located divided by the total national television households as measured by DMA data at the time of a grant, transfer or assignment of a license with UHF television stations are attributed with 50 percent of the television households in their DMA market for purposes of making this calculation) of 39%. In September 2016, the FCC voted to eliminate this so-called “UHF discount,” but the decision is subject to petitions for reconsideration. The multiple ownership rules now permit opportunities for newspaper-broadcast combinations, as follows:

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

(B)	A daily newspaper; and up to the radio station limit for that market; ( i.e ., no TV stations) or

(C)	Two TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market ( i.e ., no daily newspapers).

In markets with nine or more TV stations, the FCC has eliminated the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban.

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved. Numerous parties, including the Company, have sought reconsideration of the multiple ownership rules. In Prometheus Radio v. FCC , Case No. 03-3388 (U.S. Court of Appeals D.C. Circuit), on June 24, 2004, the court remanded the case to the FCC for the FCC to justify or modify its approach to setting numerical limits and for the FCC to reconsider or better explain its decision to repeal the failed station solicitation rule, and lifted a previously-imposed stay on the effect of the revised radio multiple ownership rules. By Further Notice of Proposed Rule Making (2006 Quadrennial Regulatory Review), released July 24, 2006, the FCC solicited comments. The rules adopted in the 2006 Quadrennial Regulatory Review were vacated in part by the Third Circuit Court of Appeals in Prometheus Radio Project v. FCC (652 F. 3d 432 (2011)) because the FCC’s procedures in the rule making proceeding did not satisfy the Administrative Procedure Act. The newspaper-broadcast cross-ownership rule was vacated, but the media ownership rules were affirmed. The FCC had created special benefits for so-called “eligible entities.” Because there was no data attempting to show a connection between the FCC’s eligible entity definition and the goal of increasing ownership of minorities and women under §309(j) of the Telecommunication Act of 1996, the “eligible entity” definition adopted was vacated as arbitrary and capricious. On April 15, 2014, the FCC released its 2014 Quadrennial Regulatory Review which consists of a Further Notice of Proposed Rulemaking (“FNPRM”) and Report and Order(“R&O”) incorporating the record of its 2010 Quadrennial Regulatory Review into the FNPRM. (In the 2010 Quadrennial Regulatory Review, the FCC also sought comment on whether television local news service (“LNS”) agreements and shared service agreements (“SSA”) are substantively equivalent to agreements that are already subject to the FCC’s attribution rules, and are therefore attributable now or should be in the future.) The FNPRM sought comment on whether to eliminate restrictions on newspaper/radio combinations and the radio/television cross-ownership rule in favor of reliance on the local radio rule and the local television rule. The FCC proposed to retain the current local television ownership rule with a minor modification to update the previous analog contour provision in light of the digital transition. The FCC sought comment on whether to retain the prohibition on the cross-ownership of newspapers and television stations, and if so, whether the FCC should reform the restriction to consider waivers for newspaper/television combinations. The FCC proposed to retain the current local radio ownership rule and the dual network rule without modification. In addition, in the R&O , the FCC attributed to the brokering station same-market television joint sales agreements (“JSAs”) that cover more than 15 percent of the weekly advertising time for the brokered station, but this rule was vacated by the U. S. Court of Appeals for the Third Circuit in Prometheus Radio Project v. FCC et al., 824 F 3d 33 (2016).

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

In its 2014 Quadrennial Review, FCC 17-156, released November 20, 2017, the FCC adopted a new policy effective February 7, 2018, on radio “embedded markets,” i.e., smaller markets, as defined by Nielsen Audio, that are included in a larger parent market. Pending the outcome of a review of the policy, the FCC adopted a presumption that a waiver of the local radio ownership rule as to stations in these markets serves the public interest if the transaction at issue satisfies the two-prong test: (1) a station owner would be required to comply with the numerical ownership limits using the Nielsen Audio Metro methodology in each embedded market; and (2) the station owner would be required to comply with the ownership limits using a contour-overlap methodology in lieu of the Commission’s current parent market analysis.

New rules to be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding. New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets and could have required the Company to terminate its arrangements with Surtsey. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court or the FCC may take to further modify its rules. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

Proposals are before the FCC whereby the government would take back part of the spectrum allotted for over-the-air television in favor of wireless broadband. The FCC is conducting a proceeding whereby broadcasters could voluntarily participate in a “reverse auction” of their over-the-air broadcast spectrum, otherwise agree to modifications in the spectrum available to them, move from the UHF to the VHF band (with or without compensations), or become subject to restrictions on their usage of the spectrum. The Company filed an application with the FCC seeking to participate in the reverse auction; however, the Company was not a winning bidder in the reverse auction. Therefore, it did not be relinquish any of its spectrum. However, one of the Company’s former television stations will be required to change its operating channel. Some or all of the Company’s costs for that change will be reimbursed by the FCC.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, we are subject to the registration requirements. The Children’s Television Act of 1990 and the FCC’s rules promulgated thereunder require television broadcasters to limit the amount of commercial matter which may be aired in children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays. The Children’s Television Act and the FCC’s rules also require each television licensee to serve, over the term of its license, the educational and informational needs of children through the licensee’s programming (and to present at least three hours per week of “core” educational programming specifically designed to serve such needs). Licensees are required to publicize the availability of this programming and to file quarterly a report with the FCC on these programs and related matters. On April 27, 2012, the FCC released a Second Report and Order that requires television stations to post their public files online in a central, FCC-hosted database, rather than maintaining the files locally at their main studios. It did not impose any new reporting obligation on the Company. The FCC did not adopt new disclosure obligations for sponsorship identification and shared services agreements as had been proposed (But see the discussion in “Time Brokerage Agreements” concerning the disclosure of JSAs). On January 29, 2016, the FCC released a Report and Order which expanded to cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees the requirement that public inspection files be posted to the FCC's online database. The Company’s radio stations are in compliance with these rules.

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

The FCC’s multiple ownership rules count stations brokered under a JSA toward the brokering station’s permissible ownership totals, as long as (1) the brokering entity owns or has an attributable interest in one or more stations in the local market, and (2) the joint advertising sales amount to more than 15% of the brokered station’s advertising time per week. In December, 2014, the FCC adopted a Notice of Proposed Rulemaking and Report and Order in connection with its 2014 Quadrennial Regulatory Review – Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996 (“Report and Order ”). The FCC adopted a new attribution rule for JSAs that applies when: (1) both broadcast television stations are licensed to the same DMA; and (2) the brokering station is authorized to sell more than 15 percent of the weekly advertising time of the brokered station. In these circumstances, the brokering station will have an attributable interest in the brokered station. The rule became effective on June 19, 2014. However, as a result of action by the U. S. Congress in 2015, stations that have a television JSA signed before the release of the Report and Order will have until October 1, 2025, to ensure that the agreement complies with the FCC’s media ownership rules or to come into compliance with the media ownership rules by another means. For example, if the local television ownership rule (47 C.F.R. § 73.3555(b)) prohibits the brokering station from having an attributable interest in more than one broadcast television station in the same DMA, the licensees of the affected stations would either have to terminate the agreement or modify the agreement to ensure that the brokering station is authorized to sell no more than 15 percent of the brokered station’s weekly advertising time, or the licensee of the brokering station would have to take other steps to avoid having an attributable interest in more than one broadcast television station in the market. Licensees that believe application of the attribution rule to their particular circumstances would not serve the public interest may seek a waiver of this rule. Likewise, licensees that believe application of the local television ownership rule would adversely affect competition, diversity, or localism may seek a waiver of that rule. Television JSAs entered into after the release of the Report and Order must comply with the FCC’s media ownership rules at the time they are executed; the compliance period does not apply to any television JSA entered into after the release of the Report and Order. The Report and Order requires that all attributable television JSAs be filed with the FCC, and we have complied with this deadline.

Prior to the sale of our television stations, we had a television TBA in the Victoria, Texas, market with Surtsey. On January 31, 2012, we amended the TBA which included an extension of the grandfathered TBA for KVCT-TV and an assignable option with Surtsey for KVCT-TV. Even though the Victoria market is not a Qualifying Market such that the duopoly would otherwise be permissible, as discussed above, we believed that the TBA was “grandfathered” under the FCC’s rules and did not need to be terminated earlier than the date to be established in the ownership review proceeding. See “Ownership Matters” above. This TBA was terminated when we sold our television stations on September 1, 2017.

On March 7, 2003 we entered into an agreement of understanding with Surtsey, whereby we have guaranteed up to $1,250,000 of the debt incurred by Surtsey in closing on the acquisition of a construction permit for KFJX-TV, a television station in Pittsburg, Kansas, serving the Joplin, Missouri television market. In consideration for our guarantee, Surtsey entered into various agreements with us relating to the station, including a Shared Services Agreement, Agreement for Use of Ancillary Digital Spectrum and Agreement for the Sale of Commercial Time, which is considered by the FCC to be a JSA. On January 31, 2012, the Company and Surtsey amended these agreements and entered into an agreement which included an assignable option with Surtsey for KFJX-TV. When we sold our television stations on September 1, 2017, the debt we had guaranteed was paid off and the related agreements that we had entered into with Surtsey were terminated.

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

Digital Television.   Under the FCC’s rules all U.S. television broadcasters have been required to convert their operations from NTSC (analog) to digital television (“DTV”). DTV licensees may use their DTV channels for a multiplicity of services such as high-definition television broadcasts, multiple standard definition television broadcasts, data, audio, and other services so long as the licensee provides at least one free video channel equal in quality to the previous NTSC technical standard. Our full-service television stations and Low Power Television (“LPTV”) stations provided DTV service and terminated NTSC operations. We held licenses that authorized KOAM-TV to operate on Channel 7 for DTV and KAVU-TV to operate on Channel 15 for DTV. The FCC’s rules require broadcasters to include Program and System Information Protocol (“PSIP”) information in their digital broadcast signals.

Formerly brokered Station KVCT provided DTV service on Channel 11. KFJX-TV, with which KOAM-TV shared certain services, provided DTV services on Channel 13.

In October 2003, the FCC adopted rules requiring “plug and play” cable compatibility which would allow consumers to plug their cable directly into their digital TV set without the need for a set-top box. In January 2013, the U.S. Court of Appeals for the D.C. Circuit vacated the rules. The Company cannot predict whether the FCC will adopt other proposals to address this matter. The FCC has adopted rules whereby television licensees are charged a fee of 5% of gross revenue derived from the offering of ancillary or supplementary services on DTV spectrum for which a subscription fee is charged. Licensees and “permittees” of DTV stations were required to file with the FCC a report by December 1 of each year describing such services. None of the Company’s stations offered ancillary or supplementary services on their DTV channels.

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

LPTV and Class A Television Stations.   Currently, the service areas of LPTV stations are not protected. LPTV stations can be required to terminate their operations if they cause interference to full power stations. LPTV stations meeting certain criteria were permitted to certify to the FCC their eligibility to be reclassified as “Class A Television Stations” whose signal contours would be protected against interference from other stations. Stations deemed “Class A Stations” by the FCC would thus be protected from interference. Until September 1, 2017, we owned five LPTV stations, KUNU-LD, KVTX-LP, KXTS-LD, KMOL-LD, and KQZY-LD, Victoria, Texas, all of which operate in the digital mode. None of the stations qualifies under the FCC’s established criteria for Class A status.

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

Satellite Carriage of Local TV Stations.   The Satellite Home Viewer Improvement Act (“SHVIA”), a copyright law, prevents direct-to-home satellite television carriers from retransmitting broadcast network television signals to consumers unless those consumers (1) are “unserved” by the over-the-air signals of their local network affiliate stations, and (2) have not received cable service in the preceding 90 days. According to the SHVIA, “unserved” means that a consumer cannot receive, using a conventional outdoor rooftop antenna, a television signal that is strong enough to provide an adequate television picture. In December 2001 the U.S. Court of Appeals for the District of Columbia upheld the FCC’s rules for satellite carriage of local television stations which require satellite carriers to carry upon request all local TV broadcast stations in local markets in which the satellite carriers carry at least one TV broadcast station, also known as the “carry one, carry all” rule. In December 2004, Congress passed and the President signed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which again amends the copyright laws and the Communications Act. The SHVIA governs the manner in which satellite carriers offer local broadcast programming to subscribers, but the SHVIA copyright license for satellite carriers was more limited than the statutory copyright license for cable operators. Specifically, for satellite purposes, “local,” though out-of-market (i.e., “significantly viewed”) signals were treated the same as truly “distant” (e.g., hundreds of miles away) signals for purposes of the SHVIA’s statutory copyright licenses. The SHVERA is intended to address this inconsistency by giving satellite carriers the option to offer FCC-determined “significantly viewed” signals to subscribers. In November 2005, the FCC adopted a Report and Order to implement SHVERA to enable satellite carriers to offer FCC-determined “significantly viewed” signals of out-of-market broadcast stations to subscribers subject to certain constraints set forth in SHVERA. The Order includes an updated list of stations currently deemed significantly viewed. On November 23, 2010, the FCC released three orders that implemented the Satellite Television Extension and Localism Act of 2010 (“STELA”). The FCC modified its Significantly Viewed (“SV”) rules to implement Section 203 of the STELA which amends Section 340 of the Communications Act to give satellite carriers the authority to offer out-of-market but SV broadcast television stations as part of their local service to subscribers. Section 203 of the STELA changes the restrictions on subscriber eligibility to receive SV network stations from satellite carriers. The STELA Reauthorization Act of 2014 (“STELAR”) added satellite television carriage to the FCC’s market modification authority, which previously applied only to cable television carriage. STELAR also extended until December 31, 2019, the exemption from retransmission consent requirements. STELAR permits the FCC to add communities to, or delete communities from, a station's local television market for purposes of satellite carriage, following a written request. In the FCC’s 2015 STELAR Market Modification Report and Order implementing Section 102 of the STELAR, the FCC adopted satellite television market modification rules that provide a process for broadcasters, satellite carriers, and county governments to request changes to the boundaries of a particular commercial broadcast television station's local television market to include a new community located in a neighboring local market. The rules enable a broadcast television station to be carried by a satellite carrier in such a new community if the station is shown to have a local relationship to that community.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC has adopted rules permitting radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations. At the present time, we are configured to broadcast in HD radio on 57 stations and we continue to convert stations to HD radio on an ongoing basis.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a Report and Order released October 23, 2015, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. On January 29, 2016, the FCC opened a one-time only filing window during which only Class C and Class D AM broadcast stations could participate. That window closed on July 28, 2016, and a second window (open to all classes of stations) opened on July 29, 2016, and closed on October 31, 2016. The FM translators so acquired must rebroadcast the related AM station for at least four years, not counting any periods of silence. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators and relocated them to their local markets to pair with its some of their AM broadcast stations. The FCC opened two windows for the filing of applications for construction permits for new FM translators. The first window (limited to Class D and D AM broadcast stations), was open from July 21 to August 2, 2017, and the second window (open to all classes of AM broadcast stations), was open from January 25 to 31, 2018, and have now closed. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the AM licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company has filed applications in both windows and has obtained some construction permits as a result. If the Company’s subsidiaries should decide to sell or suspend operations of an AM station with such an FM construction permit or license, the Company would also be required to sell or suspend operations of the FM translator. Where an application for a “new” construction permit is clear of spectrum so it can be granted, the FCC sets a deadline by which a “long-form” application must be filed to acquire the permit. Where an application is mutually exclusive (“MX”) with another proposal, the FCC general affords the applicants an opportunity to resolve the MX situation and obtain a construction permit. Where the parties cannot resolve the MX situation, the FCC makes the application subject to an auction where the highest bidder obtains the permit.

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

Changes to Application and Assignment Procedures.   In January 2010, the FCC adopted a First Report and Order that gives Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The Order provides an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the First Report and Order modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Requires technical proposals for new or major change AM facilities filed with Form 175 ( i.e ., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Gives FCC operating bureaus authority to cap filing window applications. On December 29, 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In a Public Notice released December 2, 2010 (GN Docket No. 10-244) the FCC sought comment on how it could design, adopt, and implement an additional new preference program in its competitive bidding process for persons or entities that have overcome substantial disadvantage and would be eligible for a bidding credit. In a Notice of Proposed Rulemaking, released October 10, 2014, and in the Quadrennial Regulatory Review NPRM, the FCC also sought comment on a proposal for applicants to be accorded licensing preferences if they could demonstrate that they have overcome “significant social and economic disadvantages.” In its Report and Order; Order on Reconsideration of the First Report and Order; Third Order on Reconsideration of the Second Report and Order; Third Report and Order, released July 21, 2015, the FCC declined to adopt at that time specific bidding preferences for other types of entities, including those that serve unserved/underserved areas or areas with persistent poverty, as well as those that have overcome disadvantages. The FCC further declined to consider any modification of the tribal lands bidding credit because the record did not support revisions to its current policies for the award of this benefit.

Spectrum Auctions and Channel Sharing. Congress passed and the President signed into law the Middle Class Tax Relief and Job Creation Act of 2012, (codified at 47 U.S.C. § 309(j)(8)(G) 47 U.S.C. § 1452) (2012) (“Spectrum Act”). In a Report and Order, released June 2, 2014, in GN Docket 12-268, the FCC adopted rules to implement the Spectrum Act, including rules to implement the auction of broadcast television spectrum for use by other services. The FCC stated its mandate to protect full power and Class A television facilities that already were operating pursuant to a license (or a pending application for a license to cover a construction permit) on February 22, 2012, and to protect facilities in addition to those the statute requires the FCC to protect, based on consideration of the potential impact on the FCC’s flexibility in the repacking process and its auction goals. The FCC concluded that protecting other categories of facilities, including stations and television translator stations, would unduly constrain the FCC’s flexibility in the repacking process and undermine the likelihood of meeting its objectives for the incentive auction. To help preserve the services provided by LPTV and TV translator stations, the FCC will open a special filing window for such stations that are displaced to select a new channel and will amend its rules to expedite the process for displaced stations to relocate. The reverse and forward spectrum auctions were integrated in a series of stages.  Each stage consisted of a reverse auction and a forward auction bidding process, and additional stages as were necessary.  Broadcasters indicated through the pre-auction application process their willingness to relinquish spectrum usage rights at the opening prices.  Based on broadcasters’ collective willingness, the initial spectrum clearing target was set. Then the reverse auction bidding process was run to determine the total amount of incentive payments to broadcasters required to clear that amount of spectrum. The forward auction bidding process followed the reverse auction bidding process.  Full power and Class A station licensees were eligible to participate in the reverse auction. They could bid to voluntarily relinquish the spectrum usage rights associated with station facilities that are eligible for protection in the repacking process. Bidders had the three bid options specified by the Spectrum Act: (1) license relinquishment; (2) reassignment from a UHF to a VHF channel; and (3) channel sharing. UHF-to-VHF bidders could limit their bids to a high (channels 7 to 13) or low (channels 2 to 6) VHF channel. Bidders had the additional option to bid for reassignment from a high VHF channel to a low VHF channel. Potential bidders had to submit certified applications. Between the short-form application filing deadline and the announcement of the results of the reverse auction and the repacking process, all full power and Class A licensees were prohibited from communicating directly or indirectly any reverse or forward auction applicant’s bids or bidding strategies to any other full power or Class A licensee or forward auction applicant. The FCC shares forward auction proceeds with licensees that relinquish rights in the reverse auction as soon as practicable following the successful conclusion of the incentive auction. The FCC will reimburse costs reasonably incurred by television stations that are reassigned to new channels in the repacking process. The FCC will grandfather existing broadcast station combinations that otherwise would no longer comply with the media ownership rules as a result of the reverse auction. The Company timely filed an application to participate in the reverse auction; however, the Company was not a winning bidder in the reverse auction.  Therefore, it did not relinquish any of its spectrum.  However, one of the Company’s former television stations will be required to change its operating channel. Some or all of the Company’s costs for that change will be reimbursed by the FCC.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. A new organization, Global Music Rights, has recently began issuing licenses for the composers, authors and publishers that it represents. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. Periodically, bills have been introduced in Congress, that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. We cannot predict whether such a law might be enacted. Should such a law be enacted, it would impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities.

On January 3, 2013, the FCC released the Sixth Further Notice of Proposed Rulemaking, which sought comment on the requirement that persons with attributable interests in broadcast licensees and other entities filing an FCC Ownership Report provide an “FCC Registration Number” (“FRN”) linked to their social security numbers. Questions had been raised about the security of the FCC’s Registration System where this data would be stored. On January 20, 2016, the FCC released its Report and Order, Second Report and Order and Order on Reconsideration that implemented a Restricted Use FRN (RUFRN) that individuals may use solely for the purpose of broadcast ownership report filings. The FCC stated its belief that the RUFRN would allow for sufficient unique identification of individuals listed on broadcast ownership reports without necessitating the disclosure to the FCC of individuals’ full Social Security Numbers (SSNs). The FCC eliminated the availability of the Special Use FRN (SUFRN) for broadcast station ownership reports, except in very limited circumstances. On January 4, 2017, the FCC’s Media Bureau issued an Order or Reconsideration denying petitions for reconsideration of the requirement. On February 2, 2017, the FCC set aside the Order on Reconsideration and returned the petitions for reconsideration to pending status to be considered by the full FCC. The FCC is also seeking comment on whether to expand the biennial ownership reporting requirement to include interests, entities and individuals that are not attributable because of (a) the single majority shareholder exemption and (b) the exemption for interests held in eligible entities pursuant to the higher EDP threshold. The Company has utilized the single majority shareholder exemption in reporting ownership interests in the Company. The Company cannot predict whether these proposals will be adopted, and if so, whether information provided by those persons with a reportable attributable interest in the Company will be secure.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	73	President, Chief Executive Officer and Chairman; Director
Warren S. Lada	63	Chief Operating Officer
Samuel D. Bush	60	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	69	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	58	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2017 our long-term debt was approximately $25,000,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of August 18, 2020. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

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

We Depend on Key Stations

Historically our top six markets when combined represented 46%, 48% and 46% of our net operating revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Radio broadcasting is a highly competitive business. Our stations compete for listeners/viewers and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast radio (as applicable), cable television and/or radio, satellite television and/or satellite radio systems, newspapers, magazines, direct mail, the Internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

Our Success Depends on our Ability to Identify, Consummate and Integrate Acquired Stations

As part of our strategy, we have pursued and may continue to pursue acquisitions of additional radio stations, subject to the terms of our credit facility. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2017, our FCC broadcasting licenses represented 37.5% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

New Technologies May Affect our Broadcasting Operations

The FCC has and is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasters. We are unable to predict the effect such technologies may have on our broadcasting operations. The capital expenditures necessary to implement such technologies could be substantial. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters’ new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they served. FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affected our television operations.

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 2, 2018, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 64% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 10 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2017, the studios and offices of 24 of our 27 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in less than 1 month to 7 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 72 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on the NYSE American under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NYSE American for the calendar quarters indicated (prices for periods prior to the four-for-three stock split are adjusted for such split):

Year	High	Low

2016:
First Quarter	$42.55	$35.77
Second Quarter	$46.10	$36.70
Third Quarter	$45.36	$37.02
Fourth Quarter	$51.25	$40.05
2017:
First Quarter	$51.40	$47.55
Second Quarter	$51.95	$45.45
Third Quarter	$46.80	$37.75
Fourth Quarter	$46.60	$40.35

The closing price for the Company’s Class A Common Stock on March 2, 2018 as reported by the NYSE American was $38.90. As of March 2, 2018, there were approximately 170 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

During 2017, the Company’s Board of Directors declared four quarterly cash dividends and a special cash dividend totaling $2.00 per share on its Classes A and B shares. These dividends totaling approximately $11.8 million were paid during 2017. See Note 1 of the financial statements for specific details on the dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2017, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
					Remaining Available for
	Number of Shares to				Future Issuance
	be Issued Upon		Weighted-Average		Under Equity
	Exercise of Outstanding		Exercise Price of Outstanding Options,		Compensation Plans
Plan Category	Options Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	96,639	(1)	$0.00	(2)	368,749
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	96,639				889,414

(1)	All 96,639 shares are restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options is $0.00 as they are all restricted stock.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2017. All shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
		Average	as Part of	be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2017	-	$-	-	$23,315,667
November 1 – November 30, 2017	20,134	$45.134	-	$22,406,934
December 1 – December 31, 2017	-	$-	-	$22,406,934
Total	20,134	$45.134	-	$22,406,934

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 of our Class A Common Stock against the cumulative total return of the NYSE American Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., The E.W. Scripps Company, The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The graph and table assume that $100 was invested on December 31, 2012, in each of our Class A Common Stock, the NYSE American Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend
Symbol	Total Return For:	12/12	12/13	12/14	12/15	12/16	12/17
	Saga Communications Inc.	100.00	149.24	134.85	122.61	165.28	139.00

	NYSE American Stock Market (US Companies)	100.00	110.23	115.85	90.09	101.31	111.43

	Peer Group	100.00	154.00	143.64	140.76	160.74	162.75

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2017 (1)(2)	2016 (1)(3)	2015 (1)(4)	2014 (1)(5)(6)	2013 (1)(7)(8)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$118,149	$118,955	$111,792	$113,627	$109,818
Station Operating Expense	87,759	86,799	83,188	85,167	79,933
Corporate General and Administrative	11,657	10,980	10,091	8,901	8,172
Other Operating (Income) Expense, net	55	(1,351)	509	(1,210)	—
Impairment of Intangible Assets	1,449	—	874	1,936	2,033
Operating Income From Continuing Operations	$17,229	$22,527	$17,130	$18,833	$19,680
Interest Expense	$903	$744	$855	$1,032	$1,271
Net Income:
From Continuing Operations	$22,246	$12,910	$9,146	$10,676	$11,090
From Discontinued Operations	32,471	5,276	4,268	4,228	4,183
Net Income	$54,717	$18,186	$13,414	$14,904	$15,273
Basic Earnings (Loss) Per Share:
From Continuing Operations	$3.77	$2.20	$1.58	$1.84	$1.93
From Discontinued Operations	5.50	0.90	0.73	0.73	0.73
Earnings Per Share	$9.27	$3.10	$2.31	$2.57	$2.66
Weighted Average Common Shares	5,803	5,761	5,706	5,700	5,681
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$3.77	$2.19	$1.56	$1.83	$1.92
From Discontinued Operations	5.50	0.90	0.73	0.72	0.72
Earnings Per Share	$9.27	$3.09	$2.29	$2.55	$2.64
Weighted Average Common and Common Equivalent Shares	5,807	5,771	5,740	5,753	5,745
Cash Dividends Declared Per Common Share	$2.00	1.30	1.10	1.80	1.80

	December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)(8)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$55,269	$36,727	$32,450	$29,476	$27,054
Net Property and Equipment	$56,235	$49,174	$50,277	$47,514	$48,190
Net Intangible and Other Assets	$116,360	$118,052	$106,399	$100,942	$102,953
Total Assets	$248,769	$219,998	$203,464	$190,965	$192,199
Long-term Debt Including Current Portion	$25,000	$35,287	$35,287	$35,000	$45,000
Stockholders’ Equity	$179,465	$134,982	$122,816	$115,245	$109,701

(footnotes on following page)

(1)	In May 2017, the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction in September 2017. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented.

(2)	Reflects the results of WCVL-FM operated under the terms of an LMA from February 1, 2015 until acquired on April 18, 2017. Reflects the results of WCKN-FM, WMXF-FM, WXST-FM, WAVF-FM, WSPO-AM, W261-DG, W257BQ, WVSC-FM, WLHH-FM, WOEX-FM, W256CB, W293BZ acquired on September 1, 2017.

(3)	Reflects the results of WLVQ-FM operated under the terms of an LMA from November 16, 2015 until acquired in February 2016.

(4)	Reflects the results of WSVA-AM, WHBG-AM, WQPO-FM, WWRE-FM, and WMQR-FM acquired in August 2015 and WSIG-FM acquired in September 2015. Reflects the results of WLVQ-FM operated under the terms of an LMA effective November 2015. In December 2015, the Company disposed of the Illinois Radio Network.

(5)	In December 2014, the Company sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network, the Minnesota Farm Network.

(6)	Reflects the results of WFIZ-FM, acquired in January 2014.

(7)	In January 2013, the Company consummated a four-for-three stock split of its Class A and Class B Common Stock. All share and per share information prior to the split has been adjusted to reflect the retroactive equivalent change in the weighted average shares.

(8)	In January 2013, the Company sold WXVT-TV in Greenville, Mississippi. The operating results of WXVT-TV have been reported as discontinued operations for all periods presented.

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

On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented (see Note 3). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at December 31, 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the Company’s continuing operations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2017, 2016 and 2015, approximately 88%, 86% and 88%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2015 and 2017.

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

We are continuing to expand our digital initiative to provide a seamless experience across multiple platforms. Our goal is to allow our listeners to connect with our brands on demand wherever, however, and whenever they choose. We continue to create opportunities through targeted digital advertising and an array of digital services that include online promotions, mobile messaging, and email marketing. In 2017, we also made a concentrated effort to ensure our stations were available via smart speakers such as Amazon Echo, Google Home, etc.

During the years ended December 31, 2017, 2016 and 2015, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 41%, 42%, and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2017	2016	2015

Market:
Columbus, Ohio	11%	12%	9%
Des Moines, Iowa	7%	8%	8%
Manchester, New Hampshire	5%	5%	6%
Milwaukee, Wisconsin	12%	12%	12%
Norfolk, Virginia	6%	5%	6%

During the years ended December 31, 2017, 2016 and 2015, the radio stations in our five largest markets when combined, represented approximately 48%, 49% and 44%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2017	2016	2015

Market:
Columbus, Ohio	15%	15%	10%
Des Moines, Iowa	7%	7%	8%
Manchester, New Hampshire	6%	9%	8%
Milwaukee, Wisconsin	14%	14%	13%
Norfolk, Virginia	6%	4%	5%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Discontinued Operations - Television Stations

Our television station’s primary source of revenue was from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations were limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determined the number of advertisements to be broadcast in locally produced programs only, which were primarily news programming and occasionally local sports or information shows.

Our net operating revenue, station operating expense and operating income vary from market to market based upon the market’s rank or size, which was based upon population, available television advertising revenue in that particular market, and the popularity of programming being broadcast.

Our financial results were dependent on a number of factors, the most significant of which was our ability to generate advertising revenue through rates charged to advertisers. The rates a station was able to charge were, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic reports by independent national rating services. Various factors affect the rate a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming through locally produced news, sports and weather and as a result of syndication and network affiliation agreements, local market competition, the ability of television broadcasting to reach a mass appeal market compared to other advertising media, and signal strength including cable/satellite coverage, and government regulation and policies.

Our stations strived to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, advertising demands and ratings. While there may have been shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, was generally the result of pricing adjustments, which were made to ensure that the station efficiently utilizes available inventory.

Because audience ratings in the local market are crucial to a station’s financial success, we endeavor to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provided us with the viewer loyalty we were trying to achieve.

Most of our revenue was generated from local advertising, which was sold primarily by each television markets’ sales staff. For the 8 months ended August 31, 2017 and for the years ended December 31, 2016, and 2015, approximately 83%, 77%, and 85% respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engaged independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2017 and 2015.

The primary operating expenses involved in owning and operating television stations were employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2017, 2016 and 2015.

Consolidated Results of Operations

				2017 vs. 2016 (1)		2016 vs. 2015
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2017	2016	2015	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$118,149	$118,955	$111,792	$(806)	(0.7)%	$7,163	6.4%
Station operating expense	87,759	86,799	83,188	960	1.1%	3,611	4.3%
Corporate G&A	11,657	10,980	10,091	677	6.2%	889	8.8%
Other operating expense (income), net	55	(1,351)	509	1,406	N/M	(1,860)	N/M
Impairment of intangible assets	1,449	—	874	1,449	N/M	(874)	N/M
Operating income from continuing operations	17,229	22,527	17,130	(5,298)	(23.5)%	5,397	31.5%
Interest expense	903	744	855	159	21.4%	(111)	(13.0)%
Write-off debt issuance costs	—	—	557	—	—	(557)	N/M
Income from continuing operations before taxes	16,326	21,783	15,718	(5,457)	(25.1)%	6,065	38.6%
Income tax (benefit) expense	(5,920)	8,873	6,572	(14,793)	N/M	2,301	35.0%
Income from continuing operations, net of tax	22,246	12,910	9,146	9,336	N/M	3,764	41.2%
Income from discontinued operations, net of tax	32,471	5,276	4,268	27,195	N/M	1,008	23.6%
Net income	$54,717	$18,186	$13,414	$36,531	N/M	$4,772	35.6%
Earnings per share:
From continuing operations	$3.77	$2.19	$1.56	$1.58	72.2%	$0.63	40.4%
From discontinued operations	5.50	0.90	0.73	4.60	N/M	0.17	23.3%
Earnings per share (diluted)	$9.27	$3.09	$2.29	$6.18	N/M	$0.80	34.9%

Results of Discontinued Operations

				2017 vs. 2016		2016 vs. 2015
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2017(1)	2016	2015	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$14,238	$23,636	$21,064	$(9,398)	(39.8)%	$2,572	12.2%
Station operating expense	9,757	14,743	14,080	(4,986)	(33.8)%	663	4.7%
Other operating expense (income)	31	(42)	32	73	N/M	(74)	N/M
Operating income from discontinued operations	4,450	8,935	6,952	(4,485)	(50.2)%	1,983	28.5%
Interest expense	21	32	33	(11)	(34.4)%	(1)	(3.0)%
Other income	—	—	(417)	—	—	417	N/M
Income before income taxes from discontinued operations	4,429	8,903	7,336	(4,474)	(50.3)%	1,567	21.4%
Pretax gain on the disposal of discontinued operations	50,842	—	—	50,842	N/M	—	—
Total pretax gain on discontinued operations	55,271	8,903	7,336	46,368	N/M	1,567	21.4%
Income tax expense	22,800	3,627	3,068	19,173	N/M	559	18.2%
Income from discontinued operations	$32,471	$5,276	$4,268	$27,195	N/M	$1,008	23.6%

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M = Not Meaningful

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017, consolidated net operating revenue was $118,149,000 compared with $118,955,000 for the year ended December 31, 2016, a decrease of $806,000 or 0.7%. We had an increase of approximately $2,885,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $3,691,000 generated by stations we owned or operated for the comparable period in 2016 (“same station”). The decrease in same station revenue was primarily the result of decreases in gross political revenue of $2,260,000, and gross local revenue of $1,587,000 from 2016. The decrease in gross political revenue was due to a lower number of national, state and local elections in most of our markets. The decrease in gross local revenue was due to decreases in our Bellingham, Washington; Columbus, Ohio and Springfield, Illinois markets.

Station operating expense was $87,759,000 for the year ended December 31, 2017, compared with $86,799,000 for the year ended December 31, 2016, an increase of $960,000 or 1.1%. We had an increase of approximately $2,442,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $1,482,000 generated by stations we owned or operated for the comparable period in 2016. The decrease is primarily attributable to a decrease of $710,000 in licensing agreements, $387,000 in commission expenses due to lower revenues and $346,000 in compensation costs.

Operating income for the year ended December 31, 2017 was $17,229,000 compared to $22,527,000 for the year ended December 31, 2016, a decrease of $5,298,000 or 23.5%. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, described above, an increase in our corporate general and administrative expenses of $677,000 or 6.2%, an impairment charge of $1,449,000 in 2017 and a decrease in other operating income of $1,406,000 from 2016. The increase in corporate expenses is due to an increase in key man life insurance of $278,000, an increase of $212,000 in compensations costs and an increase in non-cash compensation related to the amortization of restricted stock grants of $179,000. In 2016, we had other operating income of $1,351,000 due to the gain of $1,415,000 received from the sale of a tower in Norfolk, Virginia.

Income from continuing operations, net of tax for the year ended December 31, 2017 was $22,246,000 compared to $12,910,000 for the year ended December 31, 2016, an increase of $9,336,000 or 72.3%. The increase in income from continuing operations, net of tax is primarily due to the income tax benefit of approximately $11.5 million for the year due to a decrease in the deferred tax rate for federal income tax from 35% to 21% as a result of the Tax Cuts and Jobs Act partially offset by the decrease of operating income, described above, and an increase in interest expense of $159,000 due to an increase in our interest rates. See Note 6 of the financial statements for more information on the impact of the Tax Cuts and Jobs Act.

Income from discontinued operations, net of tax for the period ended August 31, 2017 was $32,471,000 compared to $5,276,000 for the year ended December 31, 2016 an increase of $27,195,000. The increase was a direct result of the pretax gain on the disposal of the operations of $50,842,000, a decrease in station operating expense of $4,986,000 or 33.8%, partially offset by a decrease in net operating revenue of $9,398,000 or 39.8% and an increase in income tax expense of $19,173,000 primarily attributable to the gain on the sale of the television stations. For the period ended August 31, 2017, net operating revenue of our television stations was $14,238,000 compared with $23,636,000 for the year ended December 31, 2016, a decrease of $9,398,000 or 39.8% primarily due to only operating the television stations for eight months in 2017 and a decrease in gross political revenue in our Joplin, Missouri market. Station operating expense in the television stations for the period ended August 31, 2017 was $9,757,000, compared with $14,743,000 for the year ended December 31, 2016, a decrease of $4,986,000 or 33.8%. The decrease is primarily due to only operating the television stations for the eight months in 2017 compared to the whole year in 2016.

We generated net income of $54,717,000 ($9.27 per share on a fully diluted basis) during the year ended December 31, 2017, compared to $18,186,000 ($3.09 per share on a fully diluted basis) for the year ended December 31, 2016, an increase of $36,531,000. This is a direct result of the increase of $27,195,000 in income from discontinued operations, net of tax and the increase in income from continuing operations, net of tax of $9,336,000.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the year ended December 31, 2016, consolidated net operating revenue was was $118,955,000 compared with $111,792,000 for the year ended December 31, 2015, an increase of $7,163,000 or 6.4%. Approximately $5,816,000 or 81% was attributable to stations that we did not own or operate for the entire comparable period and $1,347,000 was attributable to stations we owned or operated for the comparable period. The increase in same station revenue was due primarily to an increase in gross political revenue of $2,334,000 partially offset by a decrease in gross local revenue of $983,000 from 2015. The majority of the increase in political revenue was attributable to our Des Moines, Iowa; Manchester, New Hampshire and Milwaukee, Wisconsin markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The decrease in gross local revenue was mainly attributable to decreases in our Bellingham, Washington and Milwaukee, Wisconsin markets.

Station operating expense was $86,799,000 for the year ended December 31, 2016, compared with $83,188,000 for the year ended December 31, 2015, an increase of $3,611,000 or 4.3%. The increase was entirely attributable to an increase from stations that we did not own or operate for the entire comparable period.

Operating income for the year ended December 31, 2016 was $22,527,000 compared to $17,130,000 for the year ended December 31, 2015, an increase of $5,397,000 or 31.5%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above. Additionally, there was an increase in corporate general and administrative expenses of $889,000 or 8.8% and an increase in other operating income of $1,860,000. Operating income for 2015 also included a non-cash impairment charge of $874,000 in connection with our review of broadcast licenses during the fourth quarter (see Note 2 in the accompanying notes to the consolidated financial statements). The increase in corporate expenses is due to an increase in compensation costs of $527,000 and an increase in non-cash compensation related to the amortization of restricted stock grants of $446,000 partially offset by a decrease in consulting fees of $167,000. Other operating income during 2016 related to the gain of $1,415,000 received from the sale of a tower in our Norfolk, Virginia market as discussed in Note 16 of the financial statements. Other operating expenses during 2015 included the loss of $400,000 incurred from the donation of WBOP-FM to Liberty University, Inc.

Income from continuing operations, net of tax for the year ended December 31, 2016 was $12,910,000 compared to $9,146,000 for the year ended December 31, 2015, an increase of $3,764,000 or 41.2%. The increase in income from continuing operations, net of tax is due to the increase in operating income of $5,397,000, as described above, and a decrease in the write-off of debt issuance costs of $557,000, and a decrease in interest expense of $111,000 driven by a decrease in interest rates and amortization of bank fees during 2016. These were partially offset by an increase in income tax expense of $2,301,000

Income from discontinued operations, net of tax for year ended December 31, 2016 was $5,276,000 compared to $4,268,000 for the year ended December 31, 2015 an increase of $1,008,000. The increase was a result of the increase in net operating revenue of $2,572,000, partially offset by an increase in station operating expenses of $663,000, combined with an increase in other operating income of $74,000 related to the gain on disposal of fixed assets in 2016 compared to the loss on the disposal of fixed assets in 2015 and a decrease in other income of $417,000 primarily attributable to a gain recognized from insurance proceeds related to lightning damage to two of our transmitters in 2015. The increase in revenue was due primarily to an increase in gross political revenue of $2,929,000 partially offset by a decrease in gross local revenue of $713,000 from 2015. The increase in political revenue was due to a higher number of national, state and local elections our Joplin, Missouri market. The decrease in gross local revenue was mainly attributable to our Victoria, Texas market. The increase in station operating expense was due to increases in compensation related expenses, healthcare costs, national commission expenses, retransmission expense and program rentals of $188,000, $181,000, $159,000, $102,000 and $93,000, respectively. The retransmission cost increases are a direct result of increased revenue in 2016.

We generated net income of $18,186,000 ($3.09 per share on a fully diluted basis) during the year ended December 31, 2016, compared to $13,414,000 ($2.29 per share on a fully diluted basis) for the year ended December 31, 2015, an increase of $4,772,000. This is a direct result of the increase of $3,764,000 of income from continuing operations, net of tax and the increase of $1,008,000 of income from discontinued operations, net of tax.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.375% at December 31, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2016.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

The loan agreement of approximately $1.1 million of secured debt affiliate was amended in April 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

Sources and Uses of Cash

During the years ended December 31, 2017, 2016 and 2015, we had net cash flows from operating activities from continuing operations of $23,912,000, $21,828,000 and $22,042,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2017, we have repurchased two million shares of our Class A Common Stock for $53.3 million. During the year ended December 31, 2017, approximately 21,000 shares were retained for payment of withholding taxes for $946,000 related to the vesting of restricted stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2017 were $6,246,000 ($3,967,000 in 2016) for continuing operations and $335,000 and $894,000 for the years ended December 31, 2017 and 2016, respectively, for discontinued operations. We anticipate capital expenditures in 2018 to be approximately $5.0 million to $6.0 million, which we expect to finance through funds generated from operations.

On March 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on April 14, 2017 to shareholders of record on March 28, 2017 and funded by cash on the Company’s balance sheet.

On May 3, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 9, 2017 to shareholders of record on May 22, 2017 and funded by cash on the Company’s balance sheet.

On September 13, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on October 13, 2017 to shareholders of record on September 25,

2017 and funded by cash on the Company’s balance sheet.

On December 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.80 per share on its Classes A and B shares. This dividend totaling approximately $6.5 million was paid on January 5, 2018 to shareholders of record on December 18, 2017.

On February 28, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on March 30, 2018 to shareholders of record on March 12, 2018.

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

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media (the “Television Sale”). The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sales of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina (as described in Note 9). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 8).

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2017:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$25,000	$—	$25,000	$—	$—
Interest Payments on Long-Term Debt(2)	2,333	886	1,447	—	—
Operating Leases	8,165	1,453	2,131	1,575	3,006
Purchase Obligations(3)	26,938	13,344	10,365	1,594	1,635
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$62,436	$15,683	$38,943	$3,169	$4,641

(1)	Under our Credit Facility, the maturity on outstanding debt of $25 million could be accelerated if we do not maintain certain covenants. (See Note 4 of the Notes to Consolidated Financial Statements).
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $14,758,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2017, from 3.9% to 4.9% or from $727,000 to $923,000 would result in a decrease in net income of $117,600, net of taxes for the year ended December 31, 2017.

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

Broadcast Licenses and Goodwill:   As of December 31, 2017, we have recorded approximately $93,259,000 in broadcast licenses and $15,558,000 in goodwill, which represents 43.7% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

During the fourth quarter of 2017, we recognized a $1,449,000 impairment charge for broadcast licenses in certain of our radio markets primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Columbus, Ohio market. There were no impairment indicators for goodwill. Please refer to Note 2 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

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

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2017, the Company would have recorded an additional broadcast license impairment of approximately $1.4 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2017, the Company would have recorded an additional broadcast license impairment of approximately $6.1 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2017, the Company would have recorded an additional broadcast license impairment of approximately $12.9 million.

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

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2017 than they did during 2017, our interest expense would increase, and income before taxes would decrease by $332,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our internal control over financial reporting as of December 31, 2017 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule, and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ UHY LLP
Farmington Hills, Michigan
March 13, 2018

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	50
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2017 and 2016	51
— Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015	52
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	53
— Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	54
Notes to Consolidated Financial Statements	55

2.	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2015.

Farmington Hills, Michigan

March 13, 2018

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$53,030	$26,697
Accounts receivable, less allowance of $727 ($518 in 2016)	19,307	17,735
Prepaid expenses and other current assets	2,517	2,397
Barter transactions	1,320	1,318
Current assets of discontinued operations	—	4,625
Total current assets	76,174	52,772
Net property and equipment	56,235	49,174
Other assets:
Broadcast licenses, net	93,259	86,622
Goodwill	15,558	7,407
Other intangibles, deferred costs and investments, net of accumulated amortization of $12,588 ($11,804 in 2016)	7,543	5,975
Assets of discontinued operations	—	18,048
	$248,769	$219,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$1,618
Accrued expenses:
Payroll and payroll taxes	7,836	6,954
Dividend payable	6,529	—
Other	3,243	3,198
Barter transactions	1,091	1,304
Current liabilities of discontinued operations	—	2,971
Total current liabilities	20,905	16,045
Deferred income taxes	21,072	29,741
Long-term debt	25,000	35,287
Other liabilities	2,327	2,885
Liabilities of discontinued operations	—	1,058
Total liabilities	69,304	85,016
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,694 issued (6,638 in 2016)	67	66
Class B common stock, $.01 par value, 3,500 shares authorized, 898 issued and outstanding (878 in 2016)	9	8
Additional paid-in capital	62,675	59,557
Retained earnings	151,608	108,733
Treasury stock (1,656 shares in 2017 and 1,625 in 2016, at cost)	(34,894)	(33,382)
Total stockholders’ equity	179,465	134,982
	$248,769	$219,998

See accompanying notes.

Note: Certain prior period amounts have been reclassified to conform to the current year presentation.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)

Net operating revenue	$118,149	118,955	111,792
Operating expenses (income):
Station operating expense	87,759	86,799	83,188
Corporate general and administrative	11,657	10,980	10,091
Other operating expense (income), net	55	(1,351)	509
Impairment of intangible assets	1,449	—	874
	100,920	96,428	94,662
Operating income from continuing operations	17,229	22,527	17,130
Other (income) expenses:
Interest expense	903	744	855
Write-off of debt issuance costs	—	—	557
Income from continuing operations before income taxes	16,326	21,783	15,718
Income tax provision:
Current	2,290	6,626	4,091
Deferred	(8,210)	2,247	2,481
	(5,920)	8,873	6,572
Income from continuing operations, net of tax	22,246	12,910	9,146
Income from discontinued operations, net of tax	32,471	5,276	4,268
Net income	$54,717	18,186	13,414

Basic earnings per share:
From continuing operations	$3.77	$2.20	$1.58
From discontinued operations	5.50	0.90	0.73
Basic earnings per share	$9.27	$3.10	$2.31
Weighted average common shares	5,803	5,761	5,706

Diluted earnings per share:
From continuing operations	$3.77	$2.19	$1.56
From discontinued operations	5.50	0.90	0.73
Diluted earnings per share	$9.27	$3.09	$2.29
Weighted average common and common equivalent shares	5,807	5,771	5,740
Dividends declared per share	$2.00	$1.30	$1.10

See accompanying notes.

Note: Certain prior period amounts have been reclassified to conform to the current year presentation.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2017, 2016 and 2015

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2015	6,446	$64	843	$8	$52,496	$91,178	$(28,501)	$115,245
Net income						13,414		13,414
Conversion of shares from Class B to Class A	40	1	(40)	(1)				—
Issuance of restricted stock	26	—	30	—				—
Forfeiture of restricted stock	(2)	—						—
Net proceeds from exercised options	93	1	32	1	3,393		(4,162)	(767)
Dividends declared per common share						(6,412)		(6,412)
Compensation expense related to restricted stock awards					1,655			1,655
Purchase of shares held in treasury							(563)	(563)
401(k) plan contribution					(34)		278	244
Balance at December 31, 2015	6,603	$66	865	$8	$57,510	$98,180	$(32,948)	$122,816
Net income						18,186		18,186
Conversion of shares from Class B to Class A	12	—	(12)	—				—
Issuance of restricted stock	23	—	25	—				—
Dividends declared per common share						(7,633)		(7,633)
Compensation expense related to restricted stock awards					2,101			2,101
Purchase of shares held in treasury							(746)	(746)
401(k) plan contribution					(54)		312	258
Balance at December 31, 2016	6,638	$66	878	$8	$59,557	$108,733	$(33,382)	$134,982
Net income						54,717		54,717
Conversion of shares from Class B to Class A	17	—	(17)	—				—
Issuance of restricted stock	19	—	29	1	(1)			—
Forfeiture of restricted stock	(1)	—						—
Net proceeds from exercised options	21	1	8	—	826		(826)	1
Dividends declared per common share						(11,842)		(11,842)
Compensation expense related to restricted stock awards					2,279			2,279
Purchase of shares held in treasury							(946)	(946)
401(k) plan contribution					14		260	274
Balance at December 31, 2017	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	$179,465

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$54,717	$18,186	$13,414
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(32,471)	(5,276)	(4,268)
Depreciation and amortization	6,251	5,876	5,425
Deferred income taxes	(8,210)	2,247	2,481
Impairment of intangible assets	1,449	—	874
Amortization of deferred costs	53	53	131
Compensation expense related to restricted stock awards	2,279	2,101	1,655
(Gain) loss on sale of assets	55	(1,351)	509
Barter revenue, net	(251)	(254)	(163)
Deferred and other compensation	(337)	14	(41)
Write-off of debt issuance costs	—	—	557
Changes in assets and liabilities:
Decrease (increase) in receivables and prepaid expenses	(434)	(885)	233
Increase in accounts payable, accrued expenses, and other liabilities	811	1,117	1,235
Total adjustments	(30,805)	3,642	8,628
Net cash provided by continuing operating activities	23,912	21,828	22,042
Net cash provided by (used in) discontinued operating activities	(18,538)	7,478	6,577
Net cash provided by (used in) operating activities	5,374	29,306	28,619
Cash flows from investing activities:
Acquisition of property and equipment	(6,246)	(3,967)	(3,570)
Proceeds from sale and disposal of assets	419	1,676	165
Acquisition of broadcast properties	(25,856)	(12,841)	(11,842)
Other investing activities	(5)	39	(666)
Net cash used in continuing investing activities	(31,688)	(15,093)	(15,913)
Net cash received provided by (used in) discontinued operations investing activities	69,193	(835)	(1,193)
Net cash received from (used in) investing activities	37,505	(15,928)	(17,106)
Cash flows from financing activities:
Payments on long-term debt	(10,287)	—	(35,000)
Proceeds from long-term debt	—	—	35,287
Cash dividends paid	(5,313)	(7,633)	(6,412)
Payments for debt issuance costs	—	—	(266)
Other financing activities	(946)	(746)	(1,331)
Net cash used in financing activities	(16,546)	(8,379)	(7,722)
Net increase in cash and cash equivalents	26,333	4,999	3,791
Cash and cash equivalents, beginning of year	26,697	21,698	17,907
Cash and cash equivalents, end of year	$53,030	$26,697	$21,698

See accompanying notes.

Note: Certain prior period amounts have been reclassified to conform to the current year presentation.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2017, we owned or operated seventy-five FM and thirty-three AM radio stations, serving twenty-six markets throughout the United States. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented (see Note 3). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at December 31, 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the Company’s continuing operations.

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

Concentration of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

Our top six markets when combined represented 46%, 48% and 46% of our net operating revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2017 and 2016.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2017.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2017, 2016 and 2015 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period
	(in thousands)

December 31, 2017	$518	$333	$181	$(305)	$727
December 31, 2016	$614	$195	$—	$(291)	$518
December 31, 2015	$378	$294	$99	$(157)	$614

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2017, 2016 and 2015.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2017	2016
		(In thousands)

Land and land improvements	—	$13,594	$12,307
Buildings	31.5 years	34,905	32,046
Towers and antennae	7-15 years	24,538	23,066
Equipment	3-15 years	52,534	56,745
Furniture, fixtures and leasehold improvements	7-20 years	6,822	7,261
Vehicles	5 years	3,463	3,255
		135,856	134,680
Accumulated depreciation		(79,621)	(85,506)
Net property and equipment		$56,235	$49,174

Depreciation expense for continuing operations for the years ended December 31, 2017, 2016 and 2015 was $5,391,000, $5,234,000 and $5,194,000, respectively. Depreciation expense for discontinued operations for the years ended December 31, 2017, 2016 and 2015 was $445,000, $1,387,000 and $1,399,000, respectively.

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

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from five to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. During the years ended December 31, 2017, 2016 and 2015, we recognized interest expense related to the amortization of debt issuance costs of $53,000, $53,000 and $131,000, respectively. In 2015 we wrote-off unamortized debt issuance costs of $557,000, pre-tax, in connection with our new credit facility. See Note 4 – Long-Term Debt.

At December 31, 2017 and 2016 the net book value of debt issuance costs related to our line of credit was $138,000, and $191,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2017, we had remaining authorization of $22.4 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2017, 2016 and 2015, we acquired 37,141 shares at an average price of $47.72 per share, 18,612 shares at an average price of $40.06 per share and 129,384 shares at an average price of $36.53 per share, respectively.

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

Local Marketing Agreements

We have entered into Local Marketing Agreements (“LMA’s”) in certain markets. In a typical LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. Revenue and expenses related to LMA’s are included in the accompanying Consolidated Statements of Income. Assets and liabilities related to the LMA’s are included in the accompanying Consolidated Balance Sheets.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs related to our continuing operations amounted to $2,441,000, $2,633,000 and $2,475,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising and promotion costs related to our discontinued operations amounted to $240,000, $341,000 and $328,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Dividends

On December 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.80 per share on its Classes A and B shares. This dividend totaling approximately $6.5 million was paid on January 5, 2018 to shareholders of record on December 18, 2017.

On September 13, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on October 13, 2017 to shareholders of record on September 25,

2017 and funded by cash on the Company’s balance sheet.

On May 3, 2017, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 9, 2017 to shareholders of record on May 22, 2017 and funded by cash on the Company’s balance sheet.

On March 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on April 14, 2017 to shareholders of record on March 28, 2017 and funded by cash on the Company’s balance sheet.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)

Numerator:
Income from continuing operations	$22,246	$12,910	$9,146
Less: Income allocated to unvested participating securities	370	231	171
Income from continuing operations available to common stockholders	$21,876	$12,679	$8,975

Income from discontinued operations	$32,471	$5,276	$4,268
Less: Income allocated to unvested participating securities	541	94	80
Income from discontinued operations available to common stockholders	$31,930	$5,182	$4,188

Net income available to common stockholders	$53,806	$17,861	$13,163

Denominator:
Denominator for basic earnings per share-weighted average shares	5,803	5,761	5,706
Effect of dilutive securities:
Stock options	4	10	34
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,807	5,771	5,740

Basic earnings per share:
From continuing operations	$3.77	$2.20	$1.58
From discontinued operations	5.50	0.90	0.73
Basic earnings per share	$9.27	$3.10	$2.31

Diluted earnings per share
From continuing operations	$3.77	$2.19	$1.56
From discontinued operations	5.50	0.90	0.73
Diluted earnings per share	$9.27	$3.09	$2.29

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from dilutive earnings per share calculation, was 0, 0 and 0 for the years ended December 31, 2017, 2016, and 2015, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The FASB has also issued a number of updates to this standard. This standard is effective for the fiscal and interim periods beginning January 1, 2018. The Company adopted the new guidance on January 1, 2018, using the modified retrospective method, with no impact on its 2017 financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods. However, additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2017 and 2016 as follows:

	Continuing Operations	Discontinued Operations	Total
	(In thousands)

Balance at January 1, 2016	$78,499	$9,607	$88,106
Acquisitions	8,123	—	8,123
Balance at December 31, 2016	$86,622	$9,607	$96,229
Acquisitions	8,086	—	8,086
Dispositions	—	(9,607)	(9,607)
Impairment charge	(1,449)	—	(1,449)
Balance at December 31, 2017	$93,259	$—	$93,259

2017 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2017 and determined that the fair value of the broadcast licenses were less than the amount reflected in the balance sheet for one of the Company’s radio markets, Springfield, Illinois, and recorded non-cash impairment charge of $1,449,000 to reduce the carrying value of these assets to the estimated fair market value. The reasons for the impairment to the broadcasting licenses recognized in the fourth quarter of 2017 were primarily due to declines in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Springfield, Illinois market.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2017. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2017, 2016 and 2015: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained relatively consistent; and (4) current year revenues were 0.8 % lower than previously projected for 2017.

	Fourth Quarter 2017	Fourth Quarter 2016	Fourth Quarter 2015
Discount rates	12.4% - 12.5%	12.3% - 12.4%	12.2% - 12.4%
Operating profit margin ranges	19.0% - 36.4%	19.5% - 36.4%	19.5% - 36.4%
Market long-term revenue growth rates	1.1% - 3.5%	1.0% - 2.9%	1.3% - 3.1%

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

Goodwill

During the fourth quarter of 2017, the Company performed its annual impairment test of its goodwill in accordance with ASC 350 and determined under the first step that the fair value of our continuing operations was in excess of its carrying value.

We have recorded the changes to goodwill for each of the years ended December 31, 2017 and 2016 as follows:

	Continuing Operations	Discontinued Operations	Total
	(In thousands)

Balance at January 1, 2016	$2,874	$—	$2,874
Acquisitions	4,533	—	4,533
Balance at December 31, 2016	$7,407	$—	$7,407
Acquisitions	8,151	—	8,151
Balance at December 31, 2017	$15,558	$—	$15,558

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2017 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,468	497
Customer relationships	3,546	1,529	2,017
Other intangibles	1,834	1,630	204
Total amortizable intangible assets	$15,206	$12,488	$2,718

We have recorded amortizable intangible assets at December 31, 2016 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,763	5,439	324
Customer relationships	1,744	747	997
Other intangibles	1,920	1,682	238
Total amortizable intangible assets	$13,288	$11,729	$1,559

Aggregate amortization expense for these intangible assets for the years ended December 31, 2017, 2016 and 2015, was $860,000, $642,000 and $231,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2018, 2019, 2020, 2021 and 2022 is $1,094,000, $691,000, $475,000, $49,000 and $39,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

3. Discontinued Operations

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations (“Television Sale”) for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000 (as described in Note 9). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000 respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 4).

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

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2017 (5)	2016	2015

Net operating revenue	$14,238	$23,636	$21,064
Station operating expense (1)	9,757	14,743	14,080
Other operating (income) expense	31	(42)	32
Operating income	4,450	8,935	6,952
Interest expense (2)	21	32	33
Other income (3)	—	—	(417)
Income before income taxes	4,429	8,903	7,336
Pretax gain on the disposal of discontinued operations	50,842	—	—
Total pretax gain on discontinued operations	55,271	8,903	7,336
Income tax expense (4)	22,800	3,627	3,068
Income from discontinued operations, net of tax	$32,471	$5,276	$4,268

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.
(2)	Interest expense related to the Surtsey debt that is guaranteed by the Television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.
(3)	Other income in 2015 relates to a gain on an insurance claim.
(4)	The effective tax rates on pretax income from discontinued operations were approximately 41%.
(5)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table is a summary of the assets and liabilities of discontinued operations (in thousands):

	December 31, 2017	December 31, 2016
Major Classes of Current Assets of Discontinued Operations
Accounts receivable	$—	$3,868
Prepaid expenses and other current assets	—	625
Barter transactions	—	132
Total of current assets of discontinued operations	$—	$4,625

Major Classes of Non-Current Assets of Discontinued Operations
Property and equipment, net (1)	$—	$7,388
Broadcast licenses, net (1)	—	9,607
Other intangibles, deferred costs and investments, net (1)	—	1,053
Total of non-current assets of discontinued operations	$—	$18,048
Total Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$—	$22,673

Major Classes of Current Liabilities of Discontinued Operations
Accounts payable	$—	$759
Barter transactions	—	163
Current portion of long term debt	—	1,078
Other liabilities (1)	—	971
Total of current liabilities of discontinued operations	$—	$2,971

Major Classes of Current Liabilities of Discontinued Operations
Other liabilities (1)	$—	$1,058
Total of non-current liabilities of discontinued operations	$—	$1,058
Total Liabilities Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$—	$4,029
Net Assets Classified as Part of Discontinued Operations in the Condensed Consolidated Balance Sheets	$—	$18,644

(1)	For prior periods, the current and long-term classification of assets and liabilities does not change as they did not meet the held-for-sale criteria the prior periods. We closed the disposition on September 1, 2017, therefore all amounts in the current year are considered current assets or liabilities of discontinued operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015

Cash paid during the period
Interest	$21	$32	$33
Income taxes	23,260	2,677	1,972

Significant operating non-cash items
Depreciation and amortization (1)	$445	$1,387	$1,399
Broadcast program rights amortization	418	628	637
Barter revenue, net	18	32	(50)
Acquisition of property and equipment	—	43	3
Loss (gain) on sale of assets	31	(42)	32
Pretax gain on television sale	50,842	—	—

Significant investing items
Acquisition of property and equipment	$335	$894	$1,973
Proceeds from sale and disposal of assets	—	(59)	(3)
Net proceeds from sale of television stations (2)	69,528	—	—
Proceeds from insurance claim	—	—	(777)

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.
(2)	Net proceeds from the sale of the television stations reflect the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2017	2016
	(In thousands)

Credit Facility:
Revolving Credit Facility	$25,000	$35,287
Amounts payable within one year	—	—
	$25,000	$35,287

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
(In thousands)

2018	$—
2019	—
2020	25,000
2021	—
2022	—
Thereafter	—
$25,000

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.375% at December 31, 2017), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2017) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

 We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2017.

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

5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Cash paid during the period for:
Interest	$850	$636	$718
Income taxes	$2,420	$6,555	$4,192
Non-cash transactions:
Barter revenue	$3,618	$3,471	$3,433
Barter expense	$3,367	$3,217	$3,270
Purchase of treasury shares in connection with exercise of stock options	$826	$—	$3,294
Acquisition of property and equipment	$8	$49	$44
Acquisition of broadcast properties	$—	$—	$50
Use of treasury shares for 401(k) match	$274	$258	$244

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact us: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) repealing the domestic production activities deduction; (5) limiting the deductibility of certain executive compensation; and (6) limiting certain other deductions.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional amount of net tax benefit of $11.5 million in the year ended December 31, 2017 related to the remeasurement of our deferred tax balance and other effects. For various reasons including those discussed below, we have not fully completed our accounting for the income tax effects of the Tax Act. As we were able to make reasonable estimates of the effects of the Tax Act, we recorded provisional amounts.

In connection with the adoption of the Tax Act, we:

–	Remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally at a federal rate of 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Our financial statements include provisional amounts for the impacts of deferred tax revaluation.

–	Evaluated the future deductibility of executive compensation due to the elimination of the performance-based exception as well as the modification of who is treated as a covered person in connection with limiting the deduction. As part of the Tax Act, there is a transition rule for written, binding contracts in place prior to November 2, 2017 related to executive compensation, that have not been modified in any material respect. Further guidance is needed to fully determine the impact of these provisions. Our financial statements include provisional amounts for the impacts of the changes to the deductibility of executive compensation.

–	Performed initial evaluations of the state conformity to the Tax Act. We continue to assess the conformity of each state in which we operate to the Tax Act. Our financial statements include provisional amounts for the impacts of state conformity.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2017	2016
	(In thousands)

Deferred tax liabilities:
Property and equipment	$4,333	$6,858
Intangible assets	17,640	24,987
Prepaid expenses	317	619
Total deferred tax liabilities	22,290	32,464
Deferred tax assets:
Allowance for doubtful accounts	116	224
Compensation	1,058	2,421
Other accrued liabilities	44	78
	1,218	2,723
Less: valuation allowance	—	—
Total net deferred tax assets	1,218	2,723
Net deferred tax liabilities	$21,072	$29,741
Current portion of deferred tax assets	$300	$1,022
Non-current portion of deferred tax liabilities	(21,372)	(30,763)
Net deferred tax liabilities	$(21,072)	$(29,741)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2017 and December 31, 2016, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2017 and 2016, net deferred tax liabilities include a deferred tax asset of $1,175,000 and $2,723,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for doubtful accounts, and other accrued expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Current:
Federal	$2,545	$5,616	$3,307
State	(255)	1,010	784
Total current	2,290	6,626	4,091
Total deferred	(8,210)	2,247	2,481
Total Income Tax Provision	$(5,920)	$8,873	$6,572

In addition, we recognized a tax expense (benefit) of ($100,000), $0, and $230,000 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2017, 2016 and 2015, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)

Tax expense at U.S. statutory rates	$5,716	$7,665	$5,401
State tax expense (benefit), net of federal benefit	(769)	926	760
Other, net	633	282	411
Federal tax reform - deferred tax rate change	(11,500)	—	—
	$(5,920)	$8,873	$6,572

The 2017 effective tax rate differs from the federal statutory rate primarily due to the impacts of the Tax Act and state income tax benefit on current year earnings.  The 2016 effective tax rate exceeds the federal statutory rate primarily due to state income taxes.

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

As of December 31, 2017, and 2016 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties as interest expense and corporate general and administrative expense, respectively. For the years ended December 31, 2017, 2016 and 2015, we had no tax-related interest or penalties and had $0 accrued at December 31, 2017 and 2016.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”), subsequently this plan was re-approved by stockholders in 2010. The changes in the Second Restated 2005 Plan (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors. The Company will request stockholder approval at the 2018 Annual Meeting of Stockholders to amend the Second Restated 2005 Plan to extend the date for making awards to September 6, 2023.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

All stock options were fully expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2015	213,170	$31.79	1.2	$2,519,147
Granted	—	—
Exercised	(125,354)	27.09
Forfeited/canceled/expired	(58,781)	43.47
Outstanding at December 31, 2015	29,035	$28.47	1.4	$289,769
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2016	29,035	$28.47	0.4	$633,834
Granted	—	—
Exercised	(29,035)	28.47
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Vested and Exercisable at December 31, 2017	—	$—	—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $664,321, $0, and $1,120,153, respectively. Cash received from stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $354, $0 and $101,200, respectively.

There were no options granted during 2017, 2016 and 2015 and there were no stock options outstanding as of December 31, 2017.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2015	89,832	$41.20
Granted	55,081	40.09
Vested	(36,142)	42.11
Forfeited/canceled/expired	(1,982)	43.62
Outstanding at December 31, 2015	106,789	$40.28
Granted	48,471	48.60
Vested	(51,368)	41.20
Forfeited/canceled/expired	(630)	38.83
Outstanding at December 31, 2016	103,262	$43.73
Granted	48,780	44.20
Vested	(54,598)	42.13
Forfeited/canceled/expired	(805)	46.23
Non-vested and outstanding at December 31, 2017	96,639	$44.85
Weighted average remaining contractual life (in years)	2.2

The weighted average grant date fair value of restricted stock that vested during 2017, 2016 and 2015 was $2,300,000, $2,116,000 and $1,522,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $4,063,000, $4,223,000 and $3,993,000 at December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015 we had $2,279,000, $2,101,000 and $1,655,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2017, 2016 and 2015 was $912,000, $840,000 and $662,000, respectively.

8.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,700, $1,200 and $2,300 in 2017, 2016 and 2015, respectively. The Company’s discretionary contribution to the plan was approximately $255,000, $275,000 and $250,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2017, 2016 and 2015 was $211,000, $184,000 and $138,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

2017 Acquisitions and Dispositions

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC to purchase radio stations principally serving the South Carolina area for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations: WCKN(FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WOEZ(FM), W256CB, W293BZ. The Company closed this transaction effective September 1, 2017, simultaneously with the closing of the Television Sale using funds generated from the Television Sale of $24.2 million, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Charleston, South Carolina and Hilton Head, South Carolina market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On January 16, 2017, we entered into an asset purchase agreement to purchase an FM radio station (WCVL) from WUVA, Incorporated, serving the Charlottesville, Virginia market for approximately $1,658,000, which included $8,000 in transactional costs. Simultaneously, we entered into a LMA to begin operating the station on February 1, 2017. We completed this acquisition on April 18, 2017. This acquisition was financed through funds generated from operations. Unaudited proforma results of operations for this acquisition are not required, as such information is not material to our financial statements and therefore is not presented in the pro forma tables in the following pages.

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

Condensed Consolidated Balance Sheet of 2017 and 2016 Acquisitions

	Acquisitions in
	2017	2016
	(In thousands)
Assets Acquired:
Current assets	$1,335	$814
Property and equipment	6,678	375
Other assets:
Broadcast licenses	8,086	8,123
Goodwill	8,151	4,533
Other intangibles, deferred costs and investments	2,019	398
Total other assets	18,256	13,054
Total assets acquired	26,269	14,243
Liabilities Assumed:
Current liabilities	413	41
Total liabilities assumed	413	41
Net assets acquired	$25,856	$14,202

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2017 and 2016 assume the 2017 and 2016 acquisitions occurred as of January 1, 2016. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$123,651	$126,789
Station operating expense	92,563	93,818
Corporate general and administrative	11,657	10,980
Other operating (income) expenses, net	55	(1,351)
Impairment of intangible assets	1,449	—
Operating income	17,927	23,342
Interest expense	903	744
Income from continuing operations before income tax expense	17,024	22,598
Income tax (benefit) expense	(5,634)	9,207
Income from continuing operations, net of tax	22,658	13,391
Income from discontinued operations, net of tax	32,471	5,276
Net income	$55,129	$18,667
Basic earnings per share:
From continuing operations
From discontinued operations	$3.84	$2.28
Basic earnings per share	5.50	0.90
	$9.34	$3.18
Diluted earnings per share:
From continuing operations	$3.84	$2.28
From discontinued operations	5.50	0.90
Diluted earnings per share	$9.34	$3.18

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Related Party Transactions

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

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The amendment adds that the Company is authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2017 Mr. Christian’s average annual compensation, as defined by the employment agreement was approximately $1,759,000.

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

On December 21, 2015, Mr. Christian agreed to defer approximately $100,000 of his 2016 salary which was paid 100% on January 6, 2017. On December 13, 2016, Mr. Christian agreed to defer approximately $100,000 of his 2017 salary to be paid 100% on January 5, 2018. On December 5, 2017, Mr. Christian agreed to defer approximately $100,000 of his 2018 salary to be paid 100% on January 4, 2019.

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

Transactions with Affiliate and Other Related Party Transactions

Until the Television Sale (discussed in Note 3) Surtsey Media, LLC (“Surtsey Media”) owned the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operated KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we were prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term was extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media were increased for each extension period, and (iv) we had an exclusive option, while the TBA was in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, prior to the Television Sale, during 2017, 2016 and 2015 we paid Surtsey Media fees of approximately $3,800, $3,900 and $3,800 per month, respectively plus accounting fees and reimbursement of expenses actually incurred in operating the station. The TBA was terminated at the time of the completion of the Television Sale of September 1, 2017.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we had guaranteed up to $1,250,000 of the debt incurred, in Surtsey Media closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we were prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement were terminated, (ii) the terms of the continuing Station Agreements were extended nine years commencing from June 1, 2013 , with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we had an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement were in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, prior to the Television Sale, during 2017, 2016 and 2015 we paid fees of approximately $5,200, $5,100 and $5,000 per month, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepaid Surtsey quarterly for its estimated expenses. As part of completion of the Television Sale, the debt we guaranteed was paid in full and the amended Station Agreements were terminated.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $3,000, $6,000, and $6,000 during the first eight months of the year ended December 31, 2017 prior to the Television Sale and the years ended December 31, 2016 and 2015, respectively.

Saga Quad States, our fully owned subsidiary, completed the acquisition from Apex Media Corporation, a South Carolina corporation (“AMC”), and Pearce Development, LLC f/k/a Apex Real Property, LLC, a South Carolina limited liability company (“ARP” and together with AMC, “Seller”), of substantially all of Seller’s assets related to the operation of certain radio and translator stations, upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement dated May 9, 2017 (the “Apex Agreement”) by and among Seller, Saga Quad States, and, solely in his role as guarantor under the Apex Agreement, G. Dean Pearce, as further described in the Form 8-K filed by Saga on May 10, 2017. Mr. Pearce is President of AMC and ARP, and currently serves on the Board of Directors of Saga. The purchase price under the Apex Agreement was $23,000,000.00, subject to certain purchase price adjustments, payable in cash. The purchase price was determined through arm’s-length negotiations, and was approved by the Saga Board, and Finance and Audit Committee, in accordance with the requirements of Saga’s Corporate Governance Guidelines for the review of related party transactions. In connection with this agreement, we received 500 hours of service from New Pointe Systems, a subsidiary of Pearce Development and have agreed to provide 1,000, 30 second, spots of airtime to Pearce Development. As of December 31, 2017, we have used approximately 400 hours of service from New Pointe Systems, leaving us with approximately 100 hours remaining and we have approximately 1,000 spots left of 30 second spots to provide to Pearce Development. During 2017, we also paid approximately $3,300 rent per month to Pearce Development for our Hilton Head studio and office space beginning September 1, 2017.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for our continuing operations for the year ended December 31, 2017 was $1,558,000 ($1,519,000 and $1,380,000 for the years ended December 31, 2016 and 2015, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2017 (in thousands):

2018	$1,453
2019	1,144
2020	987
2021	865
2022	710
Thereafter	3,006
$8,165

Performance Fees

The Company incurs fees from performing rights organizations (“PRO”) to license the Company’s public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee, of which the Company is a represented participant, (1) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that was effective January 1, 2017 for a five-year term; (2) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017; (3) reached an agreement with the Society of European Stage Authors and Composers that is retroactive to January 1, 2016; and (4) filed in November 2016 a motion in the U.S. District Court in Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. In January 2017, the Company obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	December 31, 2017	December 31, 2016
Cash and cash equivalents	Level 1	$53,030	$26,697
Revolving Credit Facility	Level 2	25,000	35,287

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

During the fourth quarter of 2017, as a result of our annual impairment test, the Company wrote down broadcast licenses with a carrying value of $3,649,000 to their fair value of $2,200,000, resulting in a non-cash impairment charge of $1,449,000, which is included in net income for the year ended December 31, 2017.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 2 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2017*	2016*	2017	2016*	2017	2016*	2017	2016*
	(In thousands, except per share data)
Net operating revenue	$26,155	$27,464	$30,261	$30,866	$30,269	$29,878	$31,464	$30,747
Station operating expenses	21,340	21,140	21,426	21,842	21,755	21,775	23,238	22,042
Corporate G&A	2,863	2,717	2,880	2,620	3,132	2,728	2,782	2,915
Other operating expense (income), net	(21)	(3)	79	8	(127)	(1,393)	124	37
Impairment of intangible assets	—	—	—	—	—	—	1,449	—
Operating income from continuing operations	1,973	3,610	5,876	6,396	5,509	6,768	3,871	5,753
Other (income) expenses:
Interest expense	208	179	229	182	254	187	212	196
Income from continuing operations before income taxes	1,765	3,431	5,647	6,214	5,255	6.581	3,659	5,557
Income tax provision	718	1,418	2,272	2,569	2,290	2,678	(11,200)	2,208
Income from continuing operations, net of tax	1,047	2,013	3,375	3,645	2,965	3,903	14,859	3,349
Income (loss) from discontinued operations, net of tax	891	1,011	1,159	1,166	30,451	1,511	(30)	1,588
Net income	$1,938	$3,024	$4,534	$4,811	$33,416	$5,414	$14,829	$4,937

Basic earnings per share
From continuing operations	$0.18	$0.35	$0.57	$0.62	$0.50	$0.66	$2.52	$0.57
From discontinued operations	0.15	0.17	0.20	0.20	5.16	0.26	(0.01)	0.27
Basic earnings per share	$0.33	$0.52	$0.77	$0.82	$5.66	$0.92	$2.51	$0.84
Weighted average common shares	5,795	5,751	5,803	5,754	5,807	5,755	5,815	5,785

Diluted earnings per share
From continuing operations	$0.18	$0.35	$0.57	$0.61	$0.50	$0.66	$2.52	$0.57
From discontinued operations	0.15	0.17	0.20	0.20	5.16	0.26	(0.01)	0.27
Diluted earnings per share	$0.33	$0.52	$0.77	$0.81	$5.66	$0.92	$2.51	$0.84
Weighted average common and common equivalent shares	5,808	5,759	5,806	5,763	5,807	5,764	5,815	5,797

*Certain prior year amounts and March 31, 2017 quarterly data have been reclassified to conform with current presentation.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Litigation

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

During the second quarter of 2015, two transmitters in our Victoria, Texas market were significantly damaged by lightning. The Company’s insurance policy provided coverage for the replacement cost of the transmitters. The insurance settlement was finalized during the second quarter and the Company received cash proceeds of $777,000, resulting in a $417,000 gain. The gain on insurance settlement represents the difference between the replacement cost and carrying value of the transmitters. The gain is recorded in discontinued operations, in the Company’s Consolidated Statements of Income.

17.	Subsequent Events

On February 28, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on March 30, 2018 to shareholders of record on March 12, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2018.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2018.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ G. Dean Pearce	Director
G. Dean Pearce

/s/ Gary G. Stevens	Director
Gary G. Stevens

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	9	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	10	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	10	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(k)	13	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007
10(l)	12	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(m)	11	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(n)	14	Asset Purchase Agreement by and among Saga Broadcasting, LLC, Saga Quad States Communications, LLC, Saga Communications, Inc. and Evening Telegram Company d/b/a Morgan Murphy Media, dated May 9, 2017.
10(o)	14	Asset Purchase Agreement by and among Apex Media Corporation, Pearce Development, LLC f/k/a Apex Real Property, LLC, Saga Quad States Communications, LLC and G. Dean Pearce, dated May 9, 2017.
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on February 17, 2016 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 8-K filed on May 10, 2017 and incorporated by reference herein.

