Form 10-Q
period 2018-03-31
SAGA COMMUNICATIONS INC
filed 2018-05-10
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 7, 2018 was 5,034,751 and 898,633, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed consolidated balance sheets — March 31, 2018 and December 31, 2017	3

Condensed consolidated statements of income — Three months ended March 31, 2018 and 2017	4

Condensed consolidated statements of cash flows —Three months ended March 31, 2018 and 2017	5

Notes to unaudited condensed consolidated financial statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

PART II OTHER INFORMATION	28

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

Signatures	30

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$47,794	$53,030
Accounts receivable, net	16,744	19,307
Prepaid expenses and other current assets	2,377	2,517
Barter transactions	1,735	1,320
Total current assets	68,650	76,174
Property and equipment	135,805	135,856
Less accumulated depreciation	79,485	79,621
Net property and equipment	56,320	56,235
Other assets:
Broadcast licenses, net	93,259	93,259
Goodwill	15,558	15,558
Other intangibles, deferred costs and investments, net	7,291	7,543
	$241,078	$248,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,586	$2,206
Payroll and payroll taxes	5,173	7,836
Dividend payable	—	6,529
Other accrued expenses	3,089	3,243
Barter transactions	1,596	1,091
Total current liabilities	12,444	20,905
Deferred income taxes	21,382	21,072
Long-term debt	25,000	25,000
Other liabilities	2,331	2,327
Total liabilities	61,157	69,304
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	63,146	62,675
Retained earnings	151,353	151,608
Treasury stock	(34,654)	(34,894)
Total stockholders’ equity	179,921	179,465
	$241,078	$248,769

Note: The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,009	$26,155
Station operating expenses	23,397	21,340
Corporate general and administrative	2,544	2,863
Other operating income, net	(251)	(21)
Operating income from continuing operations	2,319	1,973
Interest expense	219	208
Other income	(89)	—
Income from continuing operations before income tax expense	2,189	1,765
Income tax expense	660	718
Income from continuing operations, net of tax	1,529	1,047
Income from discontinued operations, net of tax (Note 6)	—	891
Net income	$1,529	$1,938

Basic Earnings per share:
From continuing operations	$0.26	$0.18
From discontinued operations	—	0.15
Basic earnings per share	$0.26	$0.33

Weighted average common shares	5,842	5,790

Diluted Earnings per share:
From continuing operations	$0.26	$0.18
From discontinued operations	—	0.15
Diluted earnings per share	$0.26	$0.33

Weighted average common and common equivalent shares	5,842	5,802

Dividends declared per share	$0.30	$0.30

Note: Certain prior period amounts have been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$4,372	$5,455
Cash flows from investing activities:
Acquisition of property and equipment	(1,498)	(1,439)
Other investing activities	294	(76)
Net cash used in investing activities	(1,204)	(1,515)
Cash flows from financing activities:
Cash dividends paid	(8,311)	—
Purchase of treasury shares	(93)	—
Net cash used in financing activities	(8,404)	—
Net (decrease) increase in cash and cash equivalents	(5,236)	3,940
Cash and cash equivalents, beginning of period	53,030	26,640
Cash and cash equivalents, end of period	$47,794	$30,580

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

We own or operate broadcast properties in 26 markets, including 75 FM and 33 AM radio stations.

On May 9, 2017 the Company entered into an agreement to sell the Joplin, Missouri and Victoria, Texas television stations. The disposition closed on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations. As a result of the Company’s television stations sale, the Company only has one reportable segment at March 31, 2018.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,529	$1,047
Less: Income allocated to unvested participating securities	26	19
Income from continuing operations available to common stockholders	$1,503	$1,028

Income from discontinued operations	$—	$891
Less: Income allocated to unvested participating securities	—	16
Income from discontinued operations available to common stockholders	$—	$875

Net income available to common stockholders	$1,503	$1,903

Denominator:
Denominator for basic earnings per share— weighted average shares	5,842	5,790
Effect of dilutive securities:
Common stock equivalents	—	12
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,842	5,802

Basic earnings per share
From continuing operations	$0.26	$0.18
From discontinued operations	—	0.15
Basic earnings per share	$0.26	$0.33

Diluted earnings per share
From continuing operations	$0.26	$0.18
From discontinued operations	—	0.15
Diluted earnings per share	$0.26	$0.33

The number of stock options outstanding that had an antidilutive effect on our earnings per share calculation, and therefore have been excluded from diluted earnings per share calculation, was 0 and 0 for the three months ended March 31, 2018 and 2017, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2018.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs are included in the accompanying unaudited Condensed Consolidated Statements of Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The FASB has also issued a number of updates to this standard. This amendment and all updates, which established Accounting Standards Codification (“ASC”) Topic 606 (the “new revenue standard”) were adopted on January 1, 2018. The Company adopted the new revenue standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Impacts of the new revenue standard do not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230): Statement of Cash Flows” (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 was adopted on January 1, 2018 and did not have a material impact on our consolidated financial statements.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” (“ASU 2017-04”) which removes step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for fiscal years and interim impairment tests performed in periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

3. Revenue

Adoption of the new revenue standard

We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no material impact on the condensed consolidated balance sheets as of March 31, 2018 or on the condensed consolidated statement of income for the three months ended March 31, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$25,758	$24,071
Digital Advertising Revenue	950	880
Other Revenue	1,301	1,204
Net Revenue	$28,009	$26,155

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nature of goods and services

The following is a description of principal activities from which we generate our revenue:

Broadcast Advertising Revenue

Our primary source of revenue is from the sale of advertising for broadcast on our stations. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory placed by agency and are reported as a reduction of advertising revenue.

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, online promotions, advertising on our websites, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Contract Liabilities

At times a customer may pay for the services in advance of the performance obligations and therefore these prepayments are recorded as contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held, gift cards sold on our websites used to finance a broadcast advertising campaign. Generally all contract liabilities are expected to be recognized within one year and are included in Accounts payable in the Company’s Condensed Consolidated Financial Statements and are immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less.

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2018:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2017	6,638	878
Conversion of shares	17	(17)
Issuance of restricted stock	19	29
Forfeiture of restricted stock	(1)	—
Exercise of stock options	21	8
Balance, December 31, 2017	6,694	898
Issuance of restricted stock	4	—
Balance, March 31, 2018	6,698	898

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2018 we have remaining authorization of $22.3 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of its Class A Common Stock under its trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods.  Under the plan, the Company may repurchase its Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on the Company's balance sheet.  The plan does not obligate Saga to acquire any particular amount of Class A Common Stock.  The authorization is effective until September 1, 2018, but may be suspended, extended or amended at any time at the Company's discretion except during internal trading blackout periods. During the quarter ended March 31, 2018, approximately 2,500 shares were repurchased for $93,000 related to the stock buy-back program.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Discontinued Operations

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations (“Television Sale”) for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000 (as described in Note 7). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000 respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 10).

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

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018 (3)	2017

Net operating revenue	$—	$5,255
Station operating expense	—	3,712
Other operating expense	—	31
Operating income	—	1,512
Interest Expense (1)	—	9
Income from discontinued operations before income taxes	—	1,503
Income tax expense (2)	—	612
Income from discontinued operations, net of tax	$—	$891

(1)	Interest expense related to the Surtsey Media, LLC debt that is guaranteed by the television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.
(2)	The effective tax rates on pretax income from discontinued operations were 41%.
(3)	Results of operations for the Television stations are reflected through March 31, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	March 31, 2017
Significant operating non-cash items
Depreciation and amortization	$—	$316
Broadcast program rights amortization	—	158
Barter expense, net	—	(54)
Loss on sale of assets	—	31

Significant investing items
Acquisition of property and equipment	$—	$97

7. Acquisitions and Dispositions

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

On May 9, 2017, the Company entered into an Asset Purchase Agreement with Apex Media Corporation and Pearce Development, LLC f/k/a Apex Real Property, LLC to purchase radio stations principally serving the South Carolina area for approximately $23 million (subject to certain purchase price adjustments) plus the right to air certain radio commercials, substantially all the assets related to the operation of the following radio stations: WCKN(FM), WMXF(FM), WXST(FM), WAVF(FM), WSPO(AM), W261DG, W257BQ, WVSC(FM), WLHH(FM), WOEZ(FM), W256CB, W293BZ. The Company closed this transaction effective September 1, 2017, simultaneously with the closing of the Television Sale using funds generated from the Television Sale for $24.2 million, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Charleston, South Carolina and Hilton Head, South Carolina market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

Condensed Consolidated Balance Sheet of 2017 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2017 acquisitions at their respective acquisition dates.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2018 and 2017 Acquisitions

	Acquisitions in
	2018	2017
	(In thousands)
Assets Acquired:
Current assets	$—	$1,335
Property and equipment	—	6,678
Other assets:
Broadcast licenses	—	8,086
Goodwill	—	8,151
Other intangibles, deferred costs and investments	—	2,019
Total other assets	—	18,256
Total assets acquired	—	26,269
Liabilities Assumed:
Current liabilities	—	413
Total liabilities assumed	—	413
Net assets acquired	$—	$25,856

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended March 31, 2018 and 2017 assume the 2017 acquisitions occurred as of January 1, 2017. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended March 31,
	2018	2017

ProForma Results of Operation
Net operating revenue	$28,009	$28,132
Station operating expense	23,397	23,070
Corporate general and administrative	2,544	2,863
Other operating income, net	(251)	(21)
Operating income from continuing operations	2,319	2,220
Interest expense	219	208
Other income	(89)	—
Income from continuing operations, before tax	2,189	2,012
Income tax expense	660	819
Income from continuing operations, net of tax	1,529	1,193
Income from discontinued operations, net of tax	—	891
Net income	$1,529	$2,084

Basic earnings per share:
From continuing operations	$.26	$.20
From discontinued operations	—	.15
Basic earnings per share	$.26	$.35

Diluted earnings per share:
From continuing operations	$.26	$.20
From discontinued operations	—	.15
Diluted earnings per share	$.26	$.35

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income taxes

On December 22, 2017, the Tax Cut and Jobs Act ("the Act") was signed into law, which enacted significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to a reduction of the federal corporate income tax rate from 35% to 21%, limiting the interest expense deduction, expensing of cost of acquired qualified property and allowing federal net operating losses generated in taxable years ending after December 31, 2017 to be carried forward indefinitely.

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”). The 2005 Incentive Compensation Plan was re-approved by stockholders in 2010. The changes made in the Second Restated 2005 Plan (i) increases the number of authorized shares by 233,334 shares of Common Stock, (ii) extends the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50% of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors. The Company will request stockholder approval at the 2018 Annual Meeting of Stockholders to amend the Second Restated 2005 Plan to (i) extend the date for making awards to September 6, 2023 and (ii) increase the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 280,000 shares (370,000 if approved by stockholders at the 2018 Annual Meeting of stockholders) of Class B Common Stock, 900,000 shares (990,000 if approved by stockholders at the Annual Meeting of stockholders) of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 280,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2018 and 2017, respectively.

There were no options granted during 2018 and 2017 and there were no stock options outstanding as of March 31, 2018. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the three months ended March 31, 2018:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2018	96,639	$44.85
Granted	3,850	39.00
Non-vested and outstanding at March 31, 2018	100,489	$44.63

For the three months ended March 31, 2018 and 2017, we had $551,000 and $558,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2018 and 2017 was $63,000 and $223,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)

Revolving credit facility	$25,000	$25,000
Amounts payable within one year	—	—
	$25,000	$25,000

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.6875% at March 31, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2018.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000 respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On February 28, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 30, 2018 to shareholders of record on March 12, 2018.

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

13. Subsequent Events

For the period from April 1, 2018 to May 7, 2018, we repurchased approximately 9,000 shares of our common stock on the open market for an aggregate purchase price of $337,00, including fees and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion is presented on a consolidated basis. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at March 31, 2018. Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2018 and 2017, approximately 88% and 89%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2018 due to the increased number of national, state and local elections in most of our markets as compared to prior year.

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

We are continuing to expand our digital initiative to provide a seamless experience across multiple platforms. Our goal is to allow our listeners to connect with our brands on demand, wherever, however and whenever they choose. We continue to create opportunities through targeted digital advertising and an array of digital services that include online promotions, mobile messaging, and email marketing. In 2017, we also made a concentrated effort to ensure our stations were available via smart speakers such as Amazon Echo, Google Home, etc.

During the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 41%, 40%, 41% and 43%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	11%	11%	11%	12%
Des Moines, Iowa	7%	7%	7%	8%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	12%	12%	12%	12%
Norfolk, Virginia	6%	5%	6%	5%

During the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, the radio stations in our five largest markets when combined, represented approximately 52%, 47%, 48% and 49%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	18%	14%	15%	15%
Des Moines, Iowa	5%	7%	7%	7%
Manchester, New Hampshire	7%	7%	6%	9%
Milwaukee, Wisconsin	16%	16%	14%	14%
Norfolk, Virginia	6%	3%	6%	4%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

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

Our stations strived to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, advertising demands and ratings. While there may have been shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations were acquired or sold, was generally the result of pricing adjustments, which were made to ensure that the station efficiently utilized available inventory.

Because audience ratings in the local market are crucial to a station’s financial success, we endeavored to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provided us with the viewer loyalty we were trying to achieve.

Most of our revenue was generated from local advertising, which was sold primarily by each television markets’ sales staff. For the three months ended March 31, 2017 approximately 83% of our television station’s gross revenue was from local advertising. To generate national advertising sales, we engaged independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political advertising for 2017 was lower than previous years due to the decreased number of national, state and local elections in most of our markets.

The primary operating expenses involved in owning and operating television stations were employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation and advertising and promotion expenses.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2018 and 2017.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$28,009	$26,155	$1,854	7.1%
Station operating expense	23,397	21,340	2,057	9.6%
Corporate general and administrative	2,544	2,863	(319)	(11.1)%
Other operating income	(251)	(21)	(230)	N/M
Operating income from continuing operations	2,319	1,973	346	17.5%
Interest expense	219	208	11	5.3%
Other income	(89)	—	(89)	N/M
Income from continuing operations before taxes	2,189	1,765	424	24.0%
Income tax expense	660	718	(58)	(8.1)%
Income from continuing operations, net of tax	1,529	1,047	482	46.0%
Income from discontinued operations, net of tax	—	891	(891)	N/M
Net income	$1,529	$1,938	$(409)	(21.1)%

Earnings per share:
From continuing operations	$.26	$.18	$.08	44.4%
From discontinued operations	—	.15	(.15)	N/M
Earnings per share (diluted)	$.26	$.33	$(.07)	N/M

Results of Discontinued Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2018 (1)	2017 (1)	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$—	$5,255	$(5,255)	N/M
Station operating expense	—	3,712	(3,712)	N/M
Other operating expense	—	31	(31)	N/M
Operating income from discontinued operations	—	1,512	(1,512)	N/M
Interest expense	—	9	(9)	N/M
Income before income taxes from discontinued operations	—	1,503	(1,503)	N/M
Income tax expense	—	612	(612)	N/M
Income from discontinued operations	$—	$891	$(891)	N/M

(1)	Results of operations for the Television stations are reflected through March 31, 2017. The effective date of the sale was September 1, 2017.

N/M =      Not Meaningful

For the three months ended March 31, 2018, consolidated net operating revenue was $28,009,000 compared with $26,155,000 for the three months ended March 31, 2017, an increase of $1,854,000 or 7.1%. We had an increase of approximately $1,775,000 attributable to stations that we did not own or operate for the entire comparable period and an increase of $79,000 or 0.3% generated by stations we owned or operated for the comparable period in 2017 (“same station”). The increase in same station revenue was primarily due to an increase in gross national revenue of $336,000, an increase in gross political revenue of $212,000 offset by a decrease in gross local revenue of $492,000, from the first quarter of 2017. The increase in gross national revenue was primarily attributable to increases in our Norfolk, Virginia and Yankton, South Dakota markets. The increase in gross political revenue was due to a higher number of state and local elections in our Milwaukee, Wisconsin market. The decrease in gross local revenue was primarily attributable to decreases in our Champaign, Illinois; Harrisonburg, Virginia; Jonesboro, Arkansas; Milwaukee, Wisconsin; and Northampton, Massachusetts markets.

Station operating expense was $23,397,000 for the three months ended March 31, 2018, compared with $21,340,000 for the three months ended March 31, 2017, an increase of $2,057,000 or 9.6%. We had an increase of approximately $1,949,000 attributable to stations that we did not own or operate for the entire comparable period and an increase of $108,000 or 0.5% on a same station basis. The increase in same station operating expense was primarily a result of an increase in commission expense of $84,000.

Operating income from continuing operations for the three months ended March 31, 2018 was $2,319,000 compared to $1,973,000 for the three months ended March 31, 2017, an increase of $346,000 or 17.5%. The increase was a result of the increase in net operating revenue and the increase in station operating expense, noted above and an increase in other operating income of $230,000 due to the sale of a tower in our Keene, New Hampshire market partially offset by a decrease in corporate general and administrative expenses of $319,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in legal fees, key man life insurance costs, health insurance and transportation expenses of $97,000, $90,000, $73,000 and $55,000, respectively from first quarter of 2017.

Income from continuing operations, net of tax for the three months ended March 31, 2018 was $1,529,000 compared to $1,047,000 for the three months ended March 31, 2017, an increase of $482,000 or 46.0%. The increase in income from continuing operations, net of tax is primarily due to the increase in operating income, described above, an increase in other income related to interest and dividend income of $89,000 and a decrease in our income tax expense of $58,000 partially offset by an increase in interest expense of $11,000. The increase in our interest expense is due to an increase in our interest rate partially offset by a decrease in our debt outstanding. The decrease in our income tax expense is due to the decrease in our federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

We generated net income of $1,529,000 ($.26 per share on a fully diluted basis) during the three months ended March 31, 2018, compared to $1,938,000 ($.33 per share on a fully diluted basis) for the three months ended March 31, 2017, a decrease of $409,000 or 21.1%. We had an increase in income from continuing operations of $482,000, as described above, offset by a decrease in income from discontinued operations of $891,000 due to the sale of the television stations in September 2017.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2017 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters and terrorist attacks. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.6875% at March 31, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2018.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

Sources and Uses of Cash

During the three months ended March 31, 2018 and 2017, we had net cash flows from operating activities of $4,372,000 and $5,455,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2018, we have repurchased two million shares of our Class A Common Stock for $53.5 million. During the quarter ended March 31, 2018, approximately 2,500 shares were repurchased for $93,000 related to the buy-back program.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2018 were $1,498,000 ($1,342,000 in 2017) for continuing operations and $0 and $97,000 for the three months ended March 31, 2018 and 2017, respectively, for discontinued operations. We anticipate capital expenditures in 2018 to be approximately $5.0 million to $6.0 million, which we expect to finance through funds generated from operations.

On February 28, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 30, 2018 to shareholders of record on March 12, 2018.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2018.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2018	—	$—	—	$22,406,934
February 1 — February 28, 2018	1,020	$37.72	1,020	$22,368,460
March 1 — March 31, 2018	1,453	$37.75	1,453	$22,313,608
Total	2,473	$37.74	2,473	$22,313,608

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 10, 2018	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2018	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

