Form 10-Q
period 2018-06-30
SAGA COMMUNICATIONS INC
filed 2018-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 3, 2018 was 5,027,635 and 898,633, respectively.

EX-10 (p)
EX-10 (q)
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$52,911	$53,030
Accounts receivable, net	18,564	19,307
Prepaid expenses and other current assets	1,851	2,517
Barter transactions	1,794	1,320
Total current assets	75,120	76,174
Property and equipment	135,907	135,856
Less accumulated depreciation	79,806	79,621
Net property and equipment	56,101	56,235
Other assets:
Broadcast licenses, net	93,259	93,259
Goodwill	15,558	15,558
Other intangibles, deferred costs and investments, net	6,133	7,543
	$246,171	$248,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,400	$2,206
Payroll and payroll taxes	7,258	7,836
Dividend payable	—	6,529
Other accrued expenses	3,622	3,243
Barter transactions	1,644	1,091
Total current liabilities	14,924	20,905
Deferred income taxes	22,167	21,072
Long-term debt	25,000	25,000
Other liabilities	1,666	2,327
Total liabilities	63,757	69,304
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	63,699	62,675
Retained earnings	153,747	151,608
Treasury stock	(35,108)	(34,894)
Total stockholders’ equity	182,414	179,465
	$246,171	$248,769

Note: The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$32,234	$30,261	$60,243	$56,416
Station operating expense	23,140	21,426	46,537	42,766
Corporate general and administrative	2,848	2,880	5,392	5,743
Other operating expense (income), net	213	79	(38)	58
Operating income from continuing operations	6,033	5,876	8,352	7,849
Interest expense	255	229	474	437
Other income	(188)	—	(277)	—
Income from continuing operations before income tax expense	5,966	5,647	8,155	7,412
Income tax expense	1,795	2,272	2,455	2,990
Income from continuing operations, net of tax	4,171	3,375	5,700	4,422
Income from discontinued operations, net of tax (Note 6)	—	1,159	—	2,050
Net income	$4,171	$4,534	$5,700	$6,472
Basic Earnings per share:
From continuing operations	$.70	$.57	$.96	$.75
From discontinued operations	—	.20	—	.35
Basic earnings per share	$.70	$.77	$.96	$1.10

Weighted average common shares	5,834	5,803	5,838	5,796

Diluted Earnings per share:
From continuing operations	$.70	$.57	$.96	$.75
From discontinued operations	—	.20	—	.35
Diluted earnings per share	$.70	$.77	$.96	$1.10

Weighted average common and common equivalent shares	5,834	5,806	5,838	5,804

Dividends declared per share	$.30	$.30	$.60	$.60

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$13,193	$13,203
Cash flows from investing activities:
Acquisition of property and equipment	(2,906)	(3,425)
Acquisition of broadcast properties	—	(1,650)
Other investing activities	307	(1,056)
Net cash used in investing activities	(2,599)	(6,131)
Cash flows from financing activities:
Cash dividends paid	(10,091)	(3,541)
Purchase of treasury shares	(547)	—
Other financing activities	(75)	—
Net cash used in financing activities	(10,713)	(3,541)
Net (decrease) increase in cash and cash equivalents	(119)	3,531
Cash and cash equivalents, beginning of period	53,030	26,697
Cash and cash equivalents, end of period	$52,911	$30,228

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

We own or operate broadcast properties in 26 markets, including 75 FM and 33 AM radio stations.

On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations. The disposition closed on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations. As a result of the Company’s television stations sale, the Company only has one reportable segment at June 30, 2018.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$4,171	$3,375	$5,700	$4,422
Less: Income allocated to unvested participating securities	71	59	97	78
Income from continuing operations available to common stockholders	$4,100	$3,316	$5,603	$4,344

Income from discontinued operations	$—	$1,159	$—	$2,050
Less: Income allocated to unvested participating securities	—	21	—	36
Income from discontinued operations available to common stockholders	$—	$1,138	$—	$2,014

Net income available to common stockholders	$4,100	$4,454	$5,603	$6,358

Denominator:
Denominator for basic earnings per share — weighted average shares	5,834	5,803	5,838	5,796
Effect of dilutive securities:
Common stock equivalents	—	3	—	8
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,834	5,806	5,838	5,804

Basic earnings per share:
From continuing operations	$.70	$.57	$.96	$.75
From discontinued operations	—	.20	—	.35
Basic earnings per share	$.70	$.77	$.96	$1.10

Diluted earnings per share
From continuing operations	$.70	$.57	$.96	$.75
From discontinued operations	—	.20	—	.35
Diluted earnings per share	$.70	$.77	$.96	$1.10

There were no stock options outstanding that had an antidilutive effect on our earnings per share for the three and six months ended June 30, 2018 and 2017. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2018.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 355)” (“ASU 2017-04”) which removes step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds it fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for fiscal years and interim impairment tests performed in periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

3. Revenue

Adoption of the new revenue standard

We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no material impact on the condensed consolidated balance sheets as of June 30, 2018, or on the condensed consolidated statement of income for the three or six months ended June 30, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$29,798	$28,032	$55,556	$52,103
Digital Advertising Revenue	1,001	968	1,951	1,847
Other Revenue	1,435	1,261	2,736	2,466
Net Revenue	$32,234	$30,261	$60,243	$56,416

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

Contract Liabilities

At times a customer may pay for the services in advance of the performance obligations and therefore these prepayments are recorded as contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held; and gift cards sold on our websites used to finance a broadcast advertising campaign. Generally all contract liabilities are expected to be recognized within one year and are included in Accounts payable in the Company’s Condensed Consolidated Financial Statements and are immaterial.

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2018:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2017	6,638	878
Conversion of shares	17	(17)
Issuance of restricted stock	19	29
Forfeiture of restricted stock	(1)	—
Exercise of stock options	21	8
Balance, December 31, 2017	6,694	898
Issuance of restricted stock	4	—
Forfeiture of restricted stock	(1)	—
Balance, June 30, 2018	6,697	898

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2018, we have remaining authorization of $21.9 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods.  Under the plan, the Company may repurchase its Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on the Company's balance sheet.  The plan does not obligate Saga to acquire any particular amount of Class A Common Stock.  The authorization is effective until September 1, 2018, but may be suspended, extended or amended at any time at the Company's discretion except during internal trading blackout periods. During the three and six months ended June 30, 2018, approximately 12,000 and 14,500 shares, respectively, were repurchased for $454,000 and $547,000 respectively, related to the Stock Buy-Back Program.

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

In accordance with authoritative guidance we have reported the results of operations of the Joplin, Missouri and Victoria, Texas television stations as discontinued operations in the accompanying consolidated financial statements. For all previously reported periods, certain amounts in the consolidated financial statements have been reclassified. The net results of operations of the Joplin, Missouri and Victoria, Texas stations have been reclassified from continuing operations to discontinued operations. These were previously included in the Company’s television segment.

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (3)	2017 (3)	2018 (3)	2017 (3)
	(in thousands)
Net operating revenue	$—	$5,688	$—	$10,942
Station operating expense	—	3,643	—	7,355
Other operating expense	—	—	—	31
Operating income	—	2,045	—	3,556
Interest expense (1)	—	8	—	16
Income before income taxes	—	2,037	—	3,540
Income tax expense (2)	—	878	—	1,490
Income from discontinued operations, net of tax	$—	$1,159	$—	$2,050

(1)	Interest expense related to the Surtsey Media, LLC debt that is guaranteed by the television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

(2)	The effective tax rates on pretax income from discontinued operations were approximately 42%.

(3)	Results of operations for the Television stations are reflected through June 30, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2018	June 30, 2017
	(in thousands)
Significant operating non-cash items
Depreciation and amortization	$—	$445
Broadcast program rights amortization	—	316
Barter revenue, net	—	17
Loss on sale of assets	—	31

Significant investing items
Acquisition of property and equipment	$—	$110
Proceeds from sale and disposal of assets	—	94

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

Condensed Consolidated Balance Sheet of 2018 and 2017 Acquisitions:

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2018 and 2017 assume the 2017 acquisitions occurred as of January 1, 2017. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

ProForma Results of Operation
Net operating revenue	$32,234	$32,509	$60,243	$60,641
Station operating expense	23,140	23,255	46,537	46,325
Corporate general and administrative	2,848	2,880	5,392	5,743
Other operating income, net	213	79	(38)	58
Operating income from continuing operations	6,033	6,295	8,352	8,515
Interest expense	255	229	474	437
Other income	(188)	—	(277)	—
Income from continuing operations, before income tax expense	5,966	6,066	8,155	8,078
Income tax expense	1,795	2,444	2,455	3,263
Income from continuing operations, net of tax	4,171	3,622	5,700	4,815
Income from discontinued operations, net of tax	—	1,159	—	2,050
Net income	$4,171	$4,781	$5,700	$6,865

Basic earnings per share:
From continuing operations	$.70	$.61	$.96	$.81
From discontinued operations	—	.20	—	.35
Basic earnings per share	$.70	$.81	$.96	$1.16

Diluted earnings per share:
From continuing operations	$.70	$.61	$.96	$.81
From discontinued operations	—	.20	—	.35
Diluted earnings per share	$.70	$.81	$.96	$1.16

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

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”). The 2005 Incentive Compensation Plan was re-approved by stockholders in 2010. The changes made in the Second Restated 2005 Plan (i) increases the number of authorized shares by 233,334 shares of Common Stock, (ii) extends the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50% of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors. The Company received stockholder approval at the 2018 Annual Meeting of Stockholders to amend the Second Restated 2005 Plan to (i) extend the date for making awards to September 6, 2023 and (ii) increase the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, 990,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 370,000 Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, respectively.

There were no options granted during 2018 and 2017 and there were no stock options outstanding as of June 30, 2018. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the six months ended June 30, 2018:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2018	96,639	$44.85
Granted	3,850	39.00
Forfeited	(1,397)	45.24
Non-vested and outstanding at June 30, 2018	99,092	$44.62

For the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, we had $554,000, $1,105,000, $574,000 and $1,132,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, was $63,000, $126,000, $230,000 and $453,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)

Revolving credit facility	$25,000	$25,000
Amounts payable within one year	—	—
	$25,000	$25,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, and amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. As a result of the Second Amendment, the Company incurred an additional $75,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

 Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.06% at June 30, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2018.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

12. Dividends

On May 15, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 22, 2018 to shareholders of record on May 31, 2018.

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

 13. Subsequent Events

For the period from July 1, 2018 to August 3, 2018, we repurchased approximately 4,000 shares of our common stock on the open market for an aggregate purchase price of $153,000, including fees and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion is presented on a consolidated basis. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at June 30, 2018. Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2018 and 2017, approximately 87% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 41%, 43%, 41%, and 43%, respectively, of our consolidated net operating revenue from continuing operations. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	11%	11%	11%	12%
Des Moines, Iowa	7%	8%	7%	8%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	12%	13%	12%	12%
Norfolk, Virginia	6%	6%	6%	5%

During the six months ended June 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, the radio stations in our five largest markets when combined, represented approximately 49%, 49%, 48%, and 49%, respectively, of our consolidated station operating income from continuing operations. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	16%	15%	15%	15%
Des Moines, Iowa	6%	8%	7%	7%
Manchester, New Hampshire	6%	6%	6%	9%
Milwaukee, Wisconsin	15%	15%	14%	14%
Norfolk, Virginia	6%	5%	6%	4%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Discontinued Operations - Television Stations

Our television stations’ primary source of revenue was from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations were limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determined the number of advertisements to be broadcast in locally produced programs only, which were primarily news programming and occasionally local sports or information shows.

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

Most of our revenue was generated from local advertising, which was sold primarily by each television markets’ sales staff. For the six months ended June 30, 2017 approximately 83% of our television stations’ gross revenue was from local advertising. To generate national advertising sales, we engaged independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2018 and 2017.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2018	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,234	$30,261	$1,973	6.5%
Station operating expense	23,140	21,426	1,714	8.0%
Corporate general and administrative	2,848	2,880	(32)	(1.1)%
Other operating expense	213	79	134	N/M
Operating income from continuing operations	6,033	5,876	157	2.7%
Interest expense	255	229	26	11.4%
Other income	(188)	—	(188)	N/M
Income from continuing operations before income tax expense	5,966	5,647	319	5.6%
Income tax expense	1,795	2,272	(477)	(21.0)%
Income from continuing operations, net of tax	4,171	3,375	796	23.6%
Income from discontinued operations, net of tax	—	1,159	(1,159)	N/M
Net income	$4,171	$4,534	$(363)	(8.0)%

Earnings per share:
From continuing operations	$.70	$.57	$.13	22.8%
From discontinued operations	—	.20	(.20)	N/M
Earnings per share (diluted)	$.70	$.77	$(.07)	(9.1)%

Results of Discontinued Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2018(1)	2017(1)	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$—	$5,688	$(5,688)	N/M
Station operating expense	—	3,643	(3,643)	N/M
Operating income from discontinued operations	—	2,045	(2,045)	N/M
Interest expense	—	8	(8)	N/M
Incomes before income taxes from discontinued operations	—	2,037	(2,037)	N/M
Income tax expense	—	878	(878)	N/M
Income from discontinued operations	$—	$1,159	$(1,159)	N/M

(1)	Results of operations for the Television stations are reflected through June 30, 2017. The effective date of the sale was September 1, 2017.

N/M =      Not Meaningful

For the three months ended June 30, 2018, consolidated net operating revenue was $32,234,000 compared with $30,261,000 for the three months ended June 30, 2017, an increase of $1,973,000 or 6.5%. We had an increase of approximately $2,156,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $183,000 generated by stations we owned or operated for the comparable period in 2017 (“same station”). On a same station basis gross local revenue decreased $799,000. This was partially offset by an increase in gross national revenue of approximately $550,000 and a decrease in agency commissions of $76,000 from the second quarter of 2017. The decrease in gross local revenue was due to decreases in our Harrisonburg, Virginia; Jonesboro, Arkansas; Manchester, New Hampshire; and Springfield, Massachusetts markets. The increase in gross national revenue was due to increases in our Manchester, New Hampshire and Norfolk, Virginia markets. The decrease in agency commissions was due to lower local agency revenues.

Station operating expense was $23,140,000 for the three months ended June 30, 2018, compared with $21,426,000 for the three months ended June 30, 2017, an increase of $1,714,000 or 8.0%. We had an increase of approximately $1,924,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $210,000 generated by stations we owned or operated for the comparable period in 2017. The decrease is primarily attributable to a decrease of $174,000 in bad debt expense.

Operating income for the three months ended June 30, 2018 was $6,033,000 compared to $5,876,000 for the three months ended June 30, 2017, an increase of $157,000 or 2.7%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating expense, described above, a decrease in our corporate general and administrative expenses of $32,000 or 1.1%, and an increase in other operating expense of $134,000 from the second quarter of 2017 due to losses on the sale and disposal of fixed assets.

Income from continuing operations, net of tax for the three months ended June 30, 2018 was $4,171,000 compared to $3,375,000 for the three months ended June 30, 2017, an increase of $796,000 or 23.6%. The increase in income from continuing operations, net of tax is due to the increase of operating income, described above, an increase in other income of $188,000, a decrease in income taxes of $477,000, partially offset by an increase in interest expense of $26,000 due to an increase in our interest rates partially offset by a decrease in our debt outstanding. The increase in other income is attributable to an increase in interest and dividend income earned on cash and cash equivalents. The decrease in our income tax expense is due to the decrease in our federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

 We generated net income of $4,171,000 ($.70 per share on a fully diluted basis) during the three months ended June 30, 2018, compared to $4,534,000 ($.77 per share on a fully diluted basis) for the three months ended June 30, 2017, a decrease of $363,000 or 8%. This is a direct result of the increase in income from continuing operations of $796,000, described above, offset by a decrease in income from discontinued operations of $1,159,000 due to the sale of the television stations in September 2017.

 Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2018 and 2017.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$60,243	$56,416	$3,827	6.8%
Station operating expense	46,537	42,766	3,771	8.8%
Corporate general and administrative	5,392	5,743	(351)	(6.1)%
Other operating (income) expense, net	(38)	58	(96)	N/M
Operating income	8,352	7,849	503	6.4%
Interest expense	474	437	37	8.5%
Other income	(277)	—	(277)	N/M
Income from continuing operations before income tax expense	8,155	7,412	743	10.0%
Income tax provision	2,455	2,990	(535)	(17.9)%
Income from continuing operations, net of tax	5,700	4,422	1,278	28.9%
Income from discontinued operations, net of tax	—	2,050	(2,050)	N/M
Net income	$5,700	$6,472	$(772)	(11.9)%

Earnings per share:
From continuing operations	$.96	$.75	$.21	28.0%
From discontinued operations	—	.35	(.35)	N/M
Earnings per share (diluted)	$.96	$1.10	$(.14)	(12.7)%

Results of Discontinued Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2018(1)	2017(1)	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$—	$10,942	$(10,942)	N/M
Station operating expense	—	7,355	(7,355)	N/M
Other operating	—	31	(31)	N/M
Operating income from discontinued operations	—	3,556	(3,556)	N/M
Interest expense	—	16	(16)	N/M
Incomes before income taxes from discontinued operations	—	3,540	(3,540)	N/M
Income tax expense	—	1,490	(1,490)	N/M
Income from discontinued operations	$—	$2,050	$(2,050)	N/M

(1)	Results of operations for the Television stations are reflected through June 30, 2017. The effective date of the sale was September 1, 2017.

N/M =        Not Meaningful

For the six months ended June 30, 2018, consolidated net operating revenue was $60,243,000 compared with $56,416,000 for the six months ended June 30, 2017, an increase of $3,827,000 or 6.8%. We had an increase of approximately $3,947,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $120,000 generated by stations we owned or operated for the comparable period in 2017 (“same station”). On a same station basis gross local revenue decreased $1,535,000 from 2017. This decrease was partially offset by increases in gross national revenue of $886,000 and gross political revenue of $431,000 and a decrease in agency commissions of $119,000. The decrease in gross local revenue was due to decreases in our Harrisonburg, Virginia; Jonesboro, Arkansas; and Manchester, New Hampshire markets. The increase in gross national revenue was due to increases in our Manchester, New Hampshire and Norfolk, Virginia markets. The increase in gross political revenue was due to the increased number of state and local elections in most of our markets with the majority of the increase coming from our Milwaukee, Wisconsin market as compared to prior year.

Station operating expense was $46,537,000 for the six months ended June 30, 2018, compared with $42,766,000 for the six months ended June 30, 2017, an increase of $3,771,000 or 8.8%. We had an increase of approximately $3,853,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $82,000 or 0.2% generated by stations we owned or operated for the comparable period in 2017.

Operating income for the six months ended June 30, 2018 was $8,352,000 compared to $7,849,000 for the six months ended June 30, 2017, an increase of $503,000 or 6.4%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating expense, described above, a decrease in our corporate general and administrative expenses of $351,000 or 6.1%, and a decrease in other operating expense of $96,000 from 2017 due to a net gain on the sale of fixed assets as to a net loss in prior year. The decrease in corporate expenses is primarily due to a decrease in legal expenses of $279,000, and a decrease in key man life insurance policy of $136,000.

Income from continuing operations, net of tax for the six months ended June 30, 2018 was $5,700,000 compared to $4,422,000 for the six months ended June 30, 2017, an increase of $1,278,000 or 28.9%. The increase in income from continuing operations, net of tax is due to the increase of operating income, described above, an increase in other income of $277,000, and a decrease in income taxes of $535,000 partially offset by an increase in interest expense of $37,000 due to an increase in our interest rates offset by a decrease in our debt outstanding. The increase in other income is attributable to an increase in interest and dividend income earned on cash and cash equivalents. The decrease in our income tax expense is due to the decrease in our federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

We generated net income of $5,700,000 ($.96 per share on a fully diluted basis) during the six months ended June 30, 2018, compared to $6,742,000 ($1.10 per share on a fully diluted basis) for the six months ended June 30, 2017, a decrease of $772,000 or 11.9%. This is a direct result of the increase in income from continuing operations of $1,278,000, as described above, partially offset by a decrease in income from discontinued operations of $2,050,000 due to the sale of the television stations in September 2017.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, and amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. As a result of the Second Amendment, the Company incurred an additional $75,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.06% at June 30, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $75 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2018.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

Sources and Uses of Cash

During the six months ended June 30, 2018 and 2017, we had net cash flows from operating activities of $13,193,000 and $13,203,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2018, we have repurchased two million shares of our Class A Common Stock for $53.9 million. During the three and six months ended June 30, 2018, approximately 12,000 and 14,500 shares, respectively, were repurchased for $454,000 and $547,000 respectively, related to the Stock Buy-Back Program.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2018 were $2,906,000 ($3,425,000 in 2017). We anticipate capital expenditures in 2017 to be approximately $5.0 – $6.0 million, which we expect to finance through funds generated from operations.

On May 15, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 22, 2018 to shareholders of record on May 31, 2018.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2018. Shares repurchased during the quarter were from the retention of shares for cashless exercise of stock options.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2018	6,813	$37.61	6,813	$22,057,376
May 1 – May 31, 2018	4,928	$37.88	4,928	$21,870,687
June 1 – June 30, 2018	292	$37.96	292	$21,859,603
Total	12,033	$37.73	12,033	$21,859,603

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Stock Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

10(p)	First Amendment dated September 1, 2017 to the Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase , N.A., The Huntington National Bank and Citizens Bank

10(q)	Letter of Employment of Christopher S. Forgy dated as of May 24, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 9, 2018	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2018	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

