Form 10-Q
period 2018-09-30
SAGA COMMUNICATIONS INC
filed 2018-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 2, 2018 was 5,011,580 and 898,633, respectively.

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,794	$53,030
Accounts receivable, net	18,924	19,307
Prepaid expenses and other current assets	2,110	2,517
Barter transactions	1,733	1,320
Total current assets	71,561	76,174
Property and equipment	137,201	135,856
Less accumulated depreciation	81,049	79,621
Net property and equipment	56,152	56,235
Other assets:
Broadcast licenses, net	93,259	93,259
Goodwill	15,558	15,558
Other intangibles, deferred costs and investments, net	6,031	7,543
	$242,561	$248,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,216	$2,206
Payroll and payroll taxes	6,602	7,836
Dividend payable	—	6,529
Other accrued expenses	3,388	3,243
Barter transactions	1,527	1,091
Total current liabilities	13,733	20,905
Deferred income taxes	22,952	21,072
Long-term debt	20,000	25,000
Other liabilities	1,718	2,327
Total liabilities	58,403	69,304
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	64,270	62,675
Retained earnings	155,668	151,608
Treasury stock	(35,856)	(34,894)
Total stockholders’ equity	184,158	179,465
	$242,561	$248,769

Note: The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands, except per share data)

Net operating revenue	$31,648	$30,269	$91,891	$86,685
Station operating expense	23,429	21,755	69,966	64,521
Corporate general and administrative	2,813	3,132	8,205	8,875
Other operating expense (income), net	85	(127)	47	(69)
Operating income from continuing operations	5,321	5,509	13,673	13,358
Interest expense	243	254	717	691
Interest income	(167)	—	(444)	—
Other income	(25)	—	(25)	—
Income from continuing operations before tax	5,270	5,255	13,425	12,667
Income tax expense	1,575	2,290	4,030	5,280
Income from continuing operations, net of tax	3,695	2,965	9,395	7,387
Income from discontinued operations, net of tax (Note 6)	—	30,451	—	32,501
Net income	$3,695	$33,416	$9,395	$39,888
Basic Earnings per share:
From continuing operations	$.62	$.50	$1.58	$1.25
From discontinued operations	—	5.16	—	5.51
Basic earnings per share	$.62	$5.66	$1.58	$6.76

Weighted average common shares	5,822	5,807	5,833	5,800

Diluted Earnings per share:
From continuing operations	$.62	$.50	$1.58	$1.25
From discontinued operations	—	5.16	—	5.51
Diluted earnings per share	$.62	$5.66	$1.58	$6.76

Weighted average common and common equivalent shares	5,822	5,807	5,833	5,804

Dividends declared per share	$.30	$.30	$.90	$.90

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$18,167	$18,677
Cash flows from investing activities:
Acquisition of property and equipment	(4,450)	(4,850)
Acquisition of broadcast properties	—	(25,856)
Proceeds from sale of television stations	—	69,528
Proceeds from disposals of fixed assets	312	417
Other investing activities	14	—
Net cash (used in) provided by investing activities	(4,124)	39,239
Cash flows from financing activities:
Cash dividends paid	(11,864)	(3,541)
Payments on long term debt	(5,000)	—
Purchase of treasury shares	(1,295)	(37)
Other financing activities	(120)	—
Net cash used in financing activities	(18,279)	(3,578)
Net (decrease) increase in cash and cash equivalents	(4,236)	54,338
Cash and cash equivalents, beginning of period	53,030	26,697
Cash and cash equivalents, end of period	$48,794	$81,035

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

We own or operate broadcast properties in 26 markets, including 75 FM and 33 AM radio stations.

On May 9, 2017 the Company entered into an agreement to sell the Joplin, Missouri and Victoria, Texas television stations. The disposition closed on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations. As a result of the Company’s television stations sale, the Company only has one reportable segment at September 30, 2018.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$3,695	$2,965	$9,395	$7,387
Less: Income allocated to unvested participating securities	63	51	160	126
Income from continuing operations available to common stockholders	$3,632	$2,914	$9,235	$7,261

Income from discontinued operations	$—	$30,451	$—	$32,501
Less: Income allocated to unvested participating securities	—	520	—	556
Income from discontinued operations available to common stockholders	$—	$29,931	$—	$31,945

Net income available to common stockholders	$3,632	$32,845	$9,235	$39,206

Denominator:
Denominator for basic earnings per share — weighted average shares	5,822	5,807	5,833	5,800
Effect of dilutive securities:
Common stock equivalents	—	—	—	4
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,822	5,807	5,833	5,804

Basic earnings per share:
From continuing operations	$.62	$.50	$1.58	$1.25
From discontinued operations	—	5.16	—	5.51
Basic earnings per share	$.62	$5.66	$1.58	$6.76

Diluted earnings per share
From continuing operations	$.62	$.50	$1.58	$1.25
From discontinued operations	—	5.16	—	5.51
Diluted earnings per share	$.62	$5.66	$1.58	$6.76

There were no stock options outstanding that had an antidilutive effect on our earnings per share for the three and nine months ended September 30, 2018 and 2017. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2018.

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

3. Revenue

Adoption of the new revenue standard

We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no material impact on the condensed consolidated balance sheets as of September 30, 2018, or on the condensed consolidated statement of income for the three or nine months ended September 30, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$28,895	$27,837	$84,451	$79,940
Digital Advertising Revenue	936	823	2,887	2,670
Other Revenue	1,817	1,609	4,553	4,075
Net Revenue	$31,648	$30,269	$91,891	$86,685

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2018:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2017	6,638	878
Conversion of shares	17	(17)
Issuance of restricted stock	19	29
Forfeiture of restricted stock	(1)	—
Exercise of stock options	21	8
Balance, December 31, 2017	6,694	898
Issuance of restricted stock	4	—
Forfeiture of restricted stock	(1)	—
Balance, September 30, 2018	6,697	898

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2018, we have remaining authorization of $21.1 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of its Class A Common Stock under its trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods.  Under the plan, the Company may repurchase its Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on the Company's balance sheet.  The plan does not obligate Saga to acquire any particular amount of Class A Common Stock.  The authorization was effective until September 1, 2018. During the three and nine months ended September 30, 2018, approximately 20,100 and 34,600 shares, respectively were repurchased for $748,000 and $1,295,000 respectively, related to the Stock Buy-Back Program.

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

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (3)	2017(3)	2018 (3)	2017(3)

Net operating revenue	$—	$3,296	$—	$14,238
Station operating expense	—	2,372	—	9,727
Other operating (income) expense	—	—	—	31
Operating income	—	924	—	4,480
Interest Expense (1)	—	5	—	21
Income before income taxes	—	919	—	4,459
Pretax gain on the disposal of discontinued operations	—	50,842	—	50,842
Total pretax gain on discontinued operations	—	51,761	—	55,301
Income tax expense (2)	—	21,310	—	22,800
Income from discontinued operations, net of tax	$—	$30,451	$—	$32,501

(1)	Interest expense related to Surtsey Media, LLC debt that is guaranteed by the Television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.
(2)	The effective tax rates on pretax income from discontinued operations were 41%.
(3)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	September 30, 2017
Significant operating non-cash items
Depreciation and amortization	$—	$445
Broadcast program rights amortization	—	418
Barter revenue, net	—	18
Loss on sale of assets	—	31

Significant investing items
Acquisition of property and equipment	$—	$125
Net proceeds from sale of television stations (1)	—	69,528

(1)	Net proceeds from the sale of the television stations reflect the sale price of $66.6 million, and the proceeds from sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2018 and 2017 assume the 2017 acquisitions occurred as of January 1, 2017. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Pro Forma Results of Operation
Net operating revenue	$31,648	$31,546	$91,891	$92,187
Station operating expense	23,429	23,000	69,966	69,325
Corporate general and administrative	2,813	3,132	8,205	8,875
Other operating expense (income), net	85	(127)	47	(69)
Operating income	5,321	5,541	13,673	14,056
Interest expense	243	254	717	691
Interest income	(167)	—	(444)	—
Other income	(25)	—	(25)	—
Income from continuing operations, before tax	5,270	5,287	13,425	13,365
Income tax expense	1,575	2,303	4,030	5,566
Income from continuing operations, net of tax	3,695	2,984	9,395	7,799
Income from discontinued operations, net of tax	—	30,451	—	32,501
Net income	$3,695	$33,435	$9,395	$40,300

Basic earnings per share:
From continuing operations	$.62	$.51	$1.58	$1.32
From discontinued operations	—	5.15	—	5.51
Basic earnings per share	$.62	$5.66	$1.58	$6.83

Diluted earnings per share:
From continuing operations	$.62	$.51	$1.58	$1.32
From discontinued operations	—	5.15	—	5.51
Diluted earnings per share	$.62	$5.66	$1.58	$6.83

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

In accordance with ASU 2018-05 and Staff Accounting Bulletin No. 118 ("SAB 118"), we recognized the provisional tax impacts related to the revaluation of net deferred tax assets and the impact of the changes to the limitation on the deductibility of executive compensation, during the year ended December 31, 2017. As of September 30, 2018, we have not made any additional measurement period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, additional analysis and changes in interpretations and assumptions as applicable and additional regulatory guidance that may be issued. We are continuing to gather information to assess the application of the Act.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, respectively.

There were no options granted during 2018 and 2017 and there were no stock options outstanding as of September 30, 2018. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2018:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2018	96,639	$44.85
Granted	3,850	39.00
Forfeited	(1,397)	45.24
Non-vested and outstanding at September 30, 2018	99,092	$44.62

For the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, we had $570,000, $1,675,000, $629,000 and $1,761,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, was $65,000, $191,000, $252,000 and $704,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)

Revolving credit facility	$20,000	$25,000
Amounts payable within one year	—	—
	$20,000	$25,000

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

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. As a result of the Second Amendment, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.31% at September 30, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $80 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2018.

On September 4, 2018, the Company used $5,000,000 to pay down a portion of its Revolving Credit Facility.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

12. Dividends

On August 14, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on September 14, 2018 to shareholders of record on August 31, 2018.

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

13. Subsequent Events

On October 29, 2018, the Company entered into an agreement to purchase assets of WOGK-FM, WNDT-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation, LLC for an aggregate purchase price of $9.3 million, subject to certain purchase price adjustments. We expect to close this acquisition in the late 4th quarter 2018 or early 1st quarter 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion is presented on a consolidated basis. On May 9, 2017 the Company entered into an agreement to sell its Joplin, Missouri and Victoria, Texas television stations and subsequently closed on this transaction on September 1, 2017. The historical results of operations for the television stations are presented in discontinued operations for all periods presented (see Note 6). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at September 30, 2018. Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive-based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2018 and 2017, approximately 87% and 89%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 41%, 42%, 41% and 43%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	11%	11%	11%	12%
Des Moines, Iowa	7%	8%	7%	8%
Manchester, New Hampshire	5%	5%	5%	6%
Milwaukee, Wisconsin	12%	12%	12%	12%
Norfolk, Virginia	6%	6%	6%	5%

During the nine months ended September 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, the radio stations in our five largest markets when combined, represented approximately 49%, 48%, 48% and 49%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2018	2017	2017	2016
Market:
Columbus, Ohio	16%	15%	15%	15%
Des Moines, Iowa	6%	7%	7%	7%
Manchester, New Hampshire	6%	6%	6%	9%
Milwaukee, Wisconsin	15%	14%	14%	14%
Norfolk, Virginia	6%	6%	6%	4%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Discontinued Operations - Television Stations

Discontinued Operations is comprised of our television stations that we sold on September 1, 2017. Our television station’s primary source of revenue was from the sale of advertising for broadcast on our stations. The number of advertisements available for broadcast on our television stations were limited by network affiliation and syndicated programming agreements and, with respect to children’s programs, federal regulation. Our television stations’ local market managers determined the number of advertisements to be broadcast in locally produced programs only, which were primarily news programming and occasionally local sports or information shows.

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

Most of our revenue was generated from local advertising, which was sold primarily by each television markets’ sales staff. For the eight months ended August 31, 2017 approximately 83% of our television stations’ gross revenue was from local advertising. To generate national advertising sales, we engaged independent advertising sales representatives that specialize in national sales for each of our television markets.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2018 and 2017.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,648	$30,269	$1,379	4.6%
Station operating expense	23,429	21,755	1,674	7.7%
Corporate general and administrative	2,813	3,132	(319)	(10.2)%
Other operating expense (income), net	85	(127)	212	N/M
Operating income from continuing operations	5,321	5,509	(188)	(3.4)%
Interest expense	243	254	(11)	(4.3)%
Interest income	(167)	—	(167)	N/M
Other income	(25)	—	(25)	N/M
Income from continuing operations before taxes	5,270	5,255	15	0.3%
Income tax expense	1,575	2,290	(715)	(31.2)%
Income from continuing operations, net of tax	3,695	2,965	730	24.6%
Income from discontinued operations, net of tax	—	30,451	(30,451)	N/M
Net income	$3,695	$33,416	$(29,721)	N/M

Earnings per share:
From continuing operations	$.62	$.50	$.12	24.0%
From discontinued operations	—	5.16	(5.16)	N/M
Earnings per share (diluted)	$.62	$5.66	$(5.04)	N/M

Results of Discontinued Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2018	2017(1)	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$—	$3,296	$(3,296)	N/M
Station operating expense	—	2,372	(2,372)	N/M
Operating income from discontinued operations	—	924	(924)	N/M
Interest expense	—	5	(5)	N/M
Income before income taxes from discontinued operations	—	919	(919)	N/M
Pretax gain on the disposal of discontinued operations	—	50,842	(50,842)	N/M
Total pretax gain on discontinued operations	—	51,761	(51,761)	N/M
Income tax expense	—	21,310	(21,310)	N/M
Income from discontinued operations	$—	$30,451	$(30,451)	N/M

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M =      Not Meaningful

For the three months ended September 30, 2018, consolidated net operating revenue was $31,648,000 compared with $30,269,000 for the three months ended September 30, 2017, an increase of $1,379,000 or 4.6%. We had an increase of approximately $1,405,000 that was attributable to stations that we did not own or operate for the entire comparable period, partially offset by a decrease of $26,000 generated by stations we owned or operated for the comparable period in 2017 (“same station”). On a same station basis gross local revenue decreased $576,000. This was partially offset by an increase in non-spot revenue of $154,000, an increase in gross political revenue of $153,000, an increase in gross national revenue of $116,000, and an increase in gross interactive revenue of $90,000 from the third quarter of 2017. The decrease in gross local revenue was due to decreases in our Des Moines, Iowa; Jonesboro, Arkansas; and Northampton, Massachusetts markets. The increase in non-spot revenue was due to increases in our Greenfield, Massachusetts; Ithaca, New York; Jonesboro, Arkansas; Keene, New Hampshire and Norfolk, Virginia markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The increase in gross national revenue was due to increases in our Asheville, North Carolina; Jonesboro, Arkansas; Spencer, Iowa and Springfield, Illinois markets. The increase in gross interactive revenue was due to increases in our Champaign, Illinois; Harrisonburg, Virginia; and Manchester, New Hampshire markets.

Station operating expense was $23,429,000 for the three months ended September 30, 2018, compared with $21,755,000 for the three months ended September 30, 2017, an increase of $1,674,000 or 7.7%. We had an increase of approximately $1,300,000 that was attributable to stations that we did not own or operate for the entire comparable period and an increase of approximately $374,000 generated by stations we owned or operated for the comparable period in 2017. The increase is primarily attributable to an increase in healthcare costs of $280,000, an increase in music licensing fees of $273,000 related to a credit we received in the third quarter of 2017 resulting from SESAC arbitration, and an increase in bad debt expense of $136,000 partially offset by a decrease in compensation costs of $187,000 and a decrease in property and casualty insurance of $131,000.

Operating income for the three months ended September 30, 2018 was $5,321,000 compared to $5,509,000 for the three months ended September 30, 2017, a decrease of $188,000 or 3.4%. The decrease was a result of the increase in station operating expense partially offset by an increase in net operating revenue, described above, a decrease in our corporate general and administrative expenses of $319,000 or 10.2%, and a decrease in other operating income of $212,000 from the third quarter of 2017. The decrease in corporate expenses is due to a decrease in key man life insurance of $150,000, a decrease in compensation costs of $106,000, and a decrease in non-cash compensation related to the amortization of restricted stock grants of $58,000. In 2018, we had other operating expense of $85,000 versus other operating income of $127,000 in 2017.

Income from continuing operations, net of tax for the three months ended September 30, 2018 was $3,695,000 compared to $2,965,000 for the three months ended September 30, 2017, an increase of $730,000 or 24.6%. The increase in income from continuing operations, net of tax is due to the decrease of operating income, described above, offset by a decrease in interest expense of $11,000, an increase in interest income of $167,000, an increase in other income of $25,000 and a decrease in income taxes of $715,000. The increase in interest income is attributable to an increase in interest and dividend income earned on cash and cash equivalents. The decrease in our income tax expense is due to the decrease in our federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

We generated net income of $3,695,000 ($0.62 per share on a fully diluted basis) during the three months ended September 30, 2018, compared to $33,416,000 ($5.66 per share on a fully diluted basis) for the three months ended September 30, 2017, a decrease of $29,721,000. This is a direct result of the increase in income from continuing operations of $730,000 described above, offset by a decrease in income from discontinued operations of $30,451,000 due to the sale of the television stations in September 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2018 and 2017.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$91,891	$86,685	$5,206	6.0%
Station operating expense	69,966	64,521	5,445	8.4%
Corporate general and administrative	8,205	8,875	(670)	(7.6)%
Other operating expense (income), net	47	(69)	116	N/M
Operating income	13,673	13,358	315	2.4%
Interest expense	717	691	26	3.8%
Interest income	(444)	—	(444)	N/M
Other income	(25)	—	(25)	N/M
Income from continuing operations before taxes	13,425	12,667	758	6.0%
Income tax expense	4,030	5,280	(1,250)	(23.7)%
Income from continuing operations, net of tax	9,395	7,387	2,008	27.2%
Income from discontinued operations, net of tax	—	32,501	(32,501)	N/M

Net income	$9,395	$39,888	$(30,493)	N/M

Earnings per share:
From continuing operations	$1.58	$1.25	$.33	26.4%
From discontinued operations	—	5.51	(5.51)	N/M
Earnings per share (diluted)	$1.58	$6.76	$(5.18)	N/M

Results of Discontinued Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2017 (1)	2016	(Decrease)	(Decrease)
	(In thousands, except percentages)
Net operating revenue	$—	$14,238	$(14,238)	N/M
Station operating expense	—	9,727	(9,727)	N/M
Other operating expense	—	31	(31)	N/M
Operating income from discontinued operations	—	4,480	(4,480)	N/M
Interest expense	—	21	(21)	N/M
Income before income taxes from discontinued operations	—	4,459	(4,459)	N/M
Pretax gain on the disposal of discontinued operations	—	50,842	(50,842)	N/M
Total pretax gain on discontinued operations	—	55,301	(55,301)	N/M
Income tax expense	—	22,800	(22,800)	N/M
Income from discontinued operations	$—	$32,501	$(32,501)	N/M

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M =        Not Meaningful

For the nine months ended September 30, 2018, consolidated net operating revenue was $91,891,000 compared with $86,685,000 for the nine months ended September 30, 2017, an increase of $5,206,000 or 6%. We had an increase of approximately $5,357,000 that was attributable to stations that we did not own or operate for the entire comparable period, partially offset by a decrease of approximately $151,000 generated by stations we owned or operated for the comparable period in 2017 (“same station”). On a same station basis gross local revenue decreased $2,172,000 which was partially offset by increases in gross national revenue, gross political revenue, non-spot revenue and gross interactive revenue of $999,000, $592,000, $268,000 and $158,000 respectively. The decrease in gross local revenue was due to decreases in our Harrisonburg, Virginia; Manchester, New Hampshire; and Northampton, Massachusetts markets. The increase in gross national revenue is due to increases in our Asheville, North Carolina; Ithaca, New York; Jonesboro, Arkansas; Manchester, New Hampshire and Norfolk, Virginia markets. The increase in gross political revenue was due to the increased number of national, state and local elections in most of our markets as compared to prior year. The increase in non-spot revenue is due to increases in our Clarksville, Tennessee; Harrisonburg, Virginia; Ithaca, New York; Norfolk, Virginia and Yankton, South Dakota markets. The increase in our gross interactive revenue is due to increases in our Columbus, Ohio and Harrisonburg, Virginia markets.

Station operating expense was $69,966,000 for the nine months ended September 30, 2018, compared with $64,521,000 for the nine months ended September 30, 2017, an increase of $5,445,000 or 8.4%. We had an increase of approximately $5,174,000 that was attributable to stations that we did not own or operate for the entire comparable period and an increase of approximately $271,000 generated by stations we owned or operated for the comparable period in 2017. The increase is primarily attributable to a $403,000 increase in healthcare costs, a $248,000 increase in music licensing fees, primarily attributable to the credit from the SESAC arbitration, partially offset by a $70,000 decrease in bad debt expense.

Operating income for the nine months ended September 30, 2018 was $13,673,000 compared to $13,358,000 for the nine months ended September 30, 2017, an increase of $315,000 or 2.4%. The increase was a result of the increase in net operating revenue partially offset by an increase in station operating expense, described above, a decrease in our corporate general and administrative expenses of $670,000 or 7.6%, and a decrease in other operating income of $116,000 from 2017. The decrease in corporate expenses is due to a decrease in legal expenses of $301,000 which were primarily incurred for our acquisitions in 2017, and a decrease in key man life insurance of $286,000 for a policy we cancelled in 2017. In 2018, we had other operating expenses of $47,000 versus other operating income of $69,000 in 2017.

Income from continuing operations, net of tax for the nine months ended September 30, 2018 was $9,395,000 compared to $7,387,000 for the nine months ended September 30, 2017, an increase of $2,008,000 or 27.2%. The increase in income from continuing operations, net of tax is due to the increase of operating income, described above, an increase in interest income of $444,000, an increase in other income of $25,000, and a decrease in income tax expense of $1,250,000, partially offset by an increase in interest expense of $26,000. The increase in interest income is attributable to an increase in interest and dividend income earned on cash and cash equivalents. The decrease in our income tax expense is due to the decrease in our federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act.

We generated net income of $9,395,000 ($1.58 per share on a fully diluted basis) during the nine months ended September 30, 2018, compared to $39,888,000 ($6.76 per share on a fully diluted basis) for the nine months ended September 30, 2017, a decrease of $30,493,000. This is a direct result of the increase in income from continuing operations of $2,008,000 described above, offset by a decrease in income from discontinued operations of $32,501,000 due to the sale of the television stations in September 2017.

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

Approximately $266,000 of transaction fees related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. Those deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. As a result of the Second Amendment, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.31% at September 30, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $80 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2018.

On September 4, 2018, the Company used $5,000,000 to pay down a portion of its Revolving Credit Facility.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility. Those amounts were classified as current portion of long term debt at September 30, 2017.

Sources and Uses of Cash

During the nine months ended September 30, 2018 and 2017, we had net cash flows from operating activities of $18,167,000 and $18,677,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2018, we have repurchased two million shares of our Class A Common Stock for $54.6 million. During the three and nine months ended September 30, 2018, approximately 20,100 and 34,600 shares, respectively, were repurchased for $748,000 and $1,295,000 respectively, related to the stock buy-back program.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2018 were $4,450,000 ($4,850,000 in 2017). We anticipate capital expenditures in 2018 to be approximately $6.0 million, which we expect to finance through funds generated from operations. We expect to close this acquisition in the late 4th quarter 2018 or early 1st quarter 2019.

On October 29, 2018, the Company entered into an agreement to purchase assets of WOGK-FM, WNDT-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation, LLC for an aggregate purchase price of $9.3 million, subject to certain purchase price adjustments, which will be financed through funds generated from operations.

On August 14, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling $1.8 million was paid on September 14, 2018 to shareholders of record on August 31, 2018.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2018. Shares repurchased during the quarter were from the purchase of shares under our Stock Buy-Back Program.

				Approximate
				Dollar
			Total Number	Value of
			of Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2018	3,241	$37.79	3,241	$21,737,138
August 1 – August 31, 2018	15,355	$37.03	15,355	$21,168,601
September 1 – September 30, 2018	1,500	$37.76	1,500	$21,111,964
Total	20,096	$37.20	20,096	$21,111,964

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 9, 2018	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2018	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

