Form 10-K
period 2018-12-31
SAGA COMMUNICATIONS INC
filed 2019-03-15
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period for to

Commission file number 1-11588

SAGA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3042953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

73 Kercheval Avenue
Grosse Pointe Farms, Michigan	48236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	NASDAQ

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

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2018 on the NYSE American: $191,974,321.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 2019 was 5,025,256 and 922,918, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2018 Form 10-K Annual Report

2

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects”, “anticipates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2019 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

3

PART I

Item 1.    Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. On September 1, 2017 we sold our Joplin, Missouri and Victoria, Texas television stations. The television stations that were sold constituted our entire television segment. The historical results of operations for the television stations are presented as discontinued operations for all periods presented (see Note 4). As a result of the sale of our television stations and those stations being reported as discontinued operations we only have one reportable segment at December 31, 2018 and 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations. As of February 28, 2019, we owned seventy-nine FM and thirty-four AM radio stations serving twenty-seven markets, including Bellingham, Washington; Columbus, Ohio; Norfolk, Virginia; Milwaukee, Wisconsin; Manchester, New Hampshire; and Des Moines, Iowa.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2019:

		2018	2018
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	30	41	Classic Rock	Men 40-64
WHQG	Milwaukee, WI	30	41	Rock	Men 18-49
WJMR	Milwaukee, WI	30	41	Urban Adult Contemporary	Women 25-54
WNRG	Milwaukee, WI	30	41	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	34	36	Adult Contemporary	Women 25-54
WNND	Columbus, OH	34	36	Classic Hits	Adults 35-64
WNNP	Columbus, OH	34	36	Classic Hits	Adults 35-64
WLVQ	Columbus, OH	34	36	Classic Rock	Men 40-64
WVMX	Columbus, OH	34	36	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	40	45	Rock	Men 18-49
WAFX	Norfolk, VA	40	45	Classic Rock	Men 35-64
KSTZ	Des Moines, IA	67	70	Hot Adult Contemporary	Women 25-44
KSTZ-HD2	Des Moines, IA	67	70	Country Legends	Adults 45-64
KIOA	Des Moines, IA	67	70	Classic Hits	Adults 45-64
KIOA-HD2	Des Moines, IA	67	70	Contemporary Hits	Adults 18-34
KAZR	Des Moines, IA	67	70	Rock	Men 25-49
KAZR-HD2	Des Moines, IA	67	70	Oldies	Adults 45+
KMYR	Des Moines, IA	67	70	Soft Adult Contemporary	Women 25-54
WMGX	Portland, ME	72	97	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	72	97	Classic Hits	Adults 45-64
WPOR	Portland, ME	72	97	Contemporary Country	Adults 25-54
WCLZ	Portland, ME	72	97	Adult Album Alternative	Adults 25-54
WAVF	Charleston, SC	86	78	Adult Contemporary	Adults 25-54
WCKN	Charleston, SC	86	78	Contemporary Country	Adults 25-54
WMXZ	Charleston, SC	86	78	Hot Adult Contemporary	Women 25-44
WMXZ-HD2	Charleston, SC	86	78	Urban Hits	Adults 18-34
WXST	Charleston, SC	86	78	Urban Adult Contemporary	Adults 25-54
WAQY	Springfield, MA	97	100	Classic Rock	Men 35-54
WLZX	Springfield, MA	97	100	Alternative Rock	Men 18-49
WOGK	Ocala-Gainesville, FL	118	87	Contemporary Country	Adults 25-54
WYND	Ocala-Gainesville, FL	118	87	Classic Rock	Men 40-64
WNDD	Ocala-Gainesville, FL	118	87	Classic Rock	Men 40-64
WNDN	Ocala-Gainesville, FL	118	87	Classic Rock	Men 40-64

(footnotes follow tables)

4

		2018	2018
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WZID	Manchester, NH	133	201	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	133	201	Classic Hits	Adults 45-64
WZID-HD2	Manchester, NH	133	201	Contemporary Hits	Adults 18-34
WZID-HD3	Manchester, NH	133	201	Classic Country	Adults 45-64
WOXL	Asheville, NC	153	157	Adult Contemporary	Women 25-54
WTMT	Asheville, NC	153	157	Classic Rock	Men 40-64
WTMT-HD2	Asheville, NC	153	157	Classic Hits	Adults 45-64
WTMT-HD3	Asheville, NC	153	157	Country Legends	Adults 45-64
WOXL-HD2	Asheville, NC	153	157	Adult Album Alternative	Adults 25-54
WOXL-HD3	Asheville, NC	153	157	Oldies	Adults 45+
WSIG	Harrisonburg, VA	168	253	Classic Country	Adults 35-64
WQPO	Harrisonburg, VA	168	253	Contemporary Hits	Women 18-34
WQPO-HD2	Harrisonburg, VA	168	253	Oldies	Adults 45+
WQPD-HD3	Harrisonburg, VA	168	253	Classic Rock	Male 40-64
WMQR	Harrisonburg, VA	168	253	Adult Contemporary	Female 25-44
WWRE	Harrisonburg, VA	168	253	Classic Hits	Adults 45-64
WNAX	Yankton, SD	182	260	Contemporary Country	Adults 25-54
WNAX-HD2	Yankton, SD	182	260	Country Legends	Adults 45-64
WWWV	Charlottesville, VA	191	209	Classic Rock	Men 40-64
WQMZ	Charlottesville, VA	191	209	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	191	209	Adult Album Alternative	Adults 25-54
WCVL	Charlottesville, VA	191	209	Contemporary Country	Adults 25-54
WLHH	Hilton Head, SC	248	224	Classic Hits	Adults 45-64
WOEZ	Hilton Head, SC	248	224	Adult Contemporary	Women 35-64
WVSC	Hilton Head, SC	248	224	Soft Adult Contemporary	Women 35-64
WVSC-HD2	Hilton Head, SC	248	224	Oldies/Classic Hits	Adults 45-64
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Men 40-64
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 40-64
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 40-64
WLRW	Champaign, IL	N/A	N/A	Hot Adult Contemporary	Women 25-44
WREE	Champaign, IL	N/A	N/A	Classic Hits	Adults 40-64
WYXY	Champaign, IL	N/A	N/A	Classic Country	Adults 45-64
WIXY	Champaign, IL	N/A	N/A	Country	Adults 25-54
WIXY-HD2	Champaign, IL	N/A	N/A	Rock	Men 18-49
WIXY-HD3	Champaign, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLRW-HD2	Champaign, IL	N/A	N/A	Oldies/Classic Hits	Adults 45-64
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-54
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Contemporary Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-49
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 40-64
WCVQ-HD2	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Contemporary Christian	Adults 25-54
WCVQ-HD3	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country Legends	Adults 45-64
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54

(footnotes follow tables)

5

		2018	2018
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

WPVQ	Greenfield, MA	N/A	N/A	Contemporary Country	Adults 25-54
WIII	Ithaca, NY	N/A	N/A	Iconic Rock	Men 40-64
WQNY	Ithaca, NY	N/A	N/A	Contemporary Country	Adults 25-54
WQNY-HD3	Ithaca, NY	N/A	N/A	Alternative	Men 18-34
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 25-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-64
WFIZ	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Oldies/Classic Hits	Adults 40-64
KEGI	Jonesboro, AR	N/A	N/A	Classic Rock	Men 40-64
KDXY	Jonesboro, AR	N/A	N/A	Contemporary Country	Adults 25-54
KJBX	Jonesboro, AR	N/A	N/A	Adult Contemporary	Women 25-54
KJBX-HD2	Jonesboro, AR	N/A	N/A	Country Legends	Adults 45-64
KDXY-HD2	Jonesboro, AR	N/A	N/A	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	N/A	N/A	Sports ESPN	Men 35-64
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adults 25-54
WKNE-HD3	Keene, NH	N/A	N/A	Classic Country	Adults 45-64
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 25-44
WSNI-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adults 25-54
WINQ	Keene, NH	N/A	N/A	Contemporary Country	Adults 25-54
WINQ-HD2	Keene, NH	N/A	N/A	Classic Country	Adults 45-64
KMIT	Mitchell, SD	N/A	N/A	Contemporary Country	Adults 25-54
KMIT-HD2	Mitchell, SD	N/A	N/A	Adult Contemporary	Women 25-54
KMIT-HD3	Mitchell, SD	N/A	N/A	Sports	Men 18-64
KUQL	Mitchell, SD	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Contemporary Hits	Adults 18-34
WLZX-HD3	Northampton, MA	N/A	N/A	Oldies	Adults 45+
KICD	Spencer, IA	N/A	N/A	Contemporary Country	Adults 25-54
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMRR-HD2	Spencer, IA	N/A	N/A	Oldies	Adults 45+
KMRR-HD3	Spencer, IA	N/A	N/A	Soft Adult Contemporary	Female 35-64
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Men 25-54
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WQQL	Springfield, IL	N/A	N/A	Classic Hits/Oldies	Adults 45-64
WLFZ	Springfield, IL	N/A	N/A	Contemporary Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Country Legends	Adults 45-64
WDBR-HD3	Springfield, IL	N/A	N/A	Oldies	Adults 45+

(footnotes follow tables)

6

		2018	2018
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

AM:
WJYI	Milwaukee, WI	30	41	Christian	Adults 25-54
WJOI	Norfolk, VA	40	45	Adult Standards	Adults 45-64
KRNT	Des Moines, IA	67	70	Sports	Men 18-64
KPSZ	Des Moines, IA	67	70	Christian	Adults 25-54
WGAN	Portland, ME	72	97	News/Talk	Adults 35-64
WZAN	Portland, ME	72	97	Talk/Sports	Men 18-64
WBAE	Portland, ME	72	97	Soft Adult Contemporary	Female 35-64
WGIN	Portland, ME	72	97	News/Talk	Adults 35-64
WSPO	Charleston, SC	86	78	Gospel	Adults 25-54
WHNP	Springfield, MA	97	100	News/Talk	Adults 35-64
WFEA	Manchester, NH	133	201	News/Talk	Adults 35-64
WISE	Asheville, NC	153	157	Sports/Talk	Men 18-64
WYSE	Asheville, NC	153	157	Sports/Talk	Men 18-64
WSVA	Harrisonburg, VA	168	253	News/Talk	Adults 35-64
WHBG	Harrisonburg, VA	168	253	Sports ESPN	Men 18-64
WNAX	Yankton, SD	180	260	News/Talk	Adults 35-64
WINA	Charlottesville, VA	191	209	News/Talk	Adults 35-64
WVAX	Charlottesville, VA	191	209	Sports Talk	Men 18-64
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35-64
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18-64
KBAI	Bellingham, WA	N/A	N/A	Classic Hits	Adults 40-64
WKVT	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35-64
WBCO	Bucyrus, OH	N/A	N/A	Country Legends	Adults 45-64
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 40-64
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk ESPN	Men 18-64
WHMQ	Greenfield, MA	N/A	N/A	News/Talk	Adults 35-64
WPVQ	Greenfield, MA	N/A	N/A	Classic Country	Adults 45+
WNYY	Ithaca, NY	N/A	N/A	Oldies	Adults 45+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35-64
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35-64
WZBK	Keene, NH	N/A	N/A	Sports Talk	Men 18-64
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35-64
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35-64
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35-64

(footnotes follow tables)

(a)	Actual city of license may differ from metropolitan market actually served.

(b)	Derived from Investing in Radio 2018 Market Report.

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

Approximately $116,386,000 or 87% of our gross revenue for the year ended December 31, 2018 (approximately $124,809,000 or 87% in fiscal 2017 and approximately $131,233,000 or 85% in fiscal 2016) was generated from the sale of local advertising for both continuing operations and discontinued operations. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising for both continuing operations and discontinued operations in fiscal 2018 was approximately $18,110,000 or 13% of our gross revenue (approximately $18,151,000 or 13% in fiscal 2017 and approximately $23,545,000 or 15% in fiscal 2016 which includes $5,183,000 in national political sales or 3%).

Competition

Both radio and television broadcasting are highly competitive businesses. Our stations compete for listeners/viewers and advertising revenues directly with other radio and/or television stations, as well as other media, within their markets. Our radio stations (and prior to their sale, our television stations) compete for listeners/viewers primarily on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener/viewer base comprised of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach these listeners/viewers.

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

Employees

As of December 31, 2018, we had approximately 687 full-time employees and 344 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

Federal Regulation of Radio Broadcasting

Introduction.   The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see “Forward Looking Statements” and “Risk Factors” contained elsewhere herein.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewal.   Radio broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. All the Company’s licenses have been renewed for their regular terms. In the future, we intend to timely file renewal applications, as required for the Company’s stations. Radio station licenses generally expire along with the licenses of all other radio stations in a given state. The FCC accepts renewal applications for various groups of radio stations every two months, beginning in June 2019, when we must file applications for renewal of license of our radio stations in Virginia. In January 2018, the FCC designated the renewal applications of two AM radio stations for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion.

The following table sets forth the market and broadcast power of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Power	Expiration Date of
Station	Market (1)	(Watts) (2)	FCC Authorization

FM:
WOXL	Asheville, NC	50,000	December 1, 2019
WTMT	Asheville, NC	50,000	December 1, 2019
KISM	Bellingham, WA	100,000	February 1, 2022
KAFE	Bellingham, WA	100,000	February 1, 2022
WRSY	Brattleboro, VT	3,000	April 1, 2022
WKVT	Brattleboro, VT	6,000	April 1, 2022
WQEL	Bucyrus, OH	3,000	October 1, 2020
WLRW	Champaign, IL	50,000	December 1, 2020
WIXY	Champaign, IL	25,000	December 1, 2020
WREE	Champaign, IL	25,000	December 1, 2020
WYXY	Champaign, IL	50,000	December 1, 2020
WAVF	Charleston, SC	100,000	December 1, 2019
WCKN	Charleston, SC	100,000	December 1, 2019
WMXZ	Charleston, SC	50,000	December 1, 2019
WXST	Charleston, SC	100,000	December 1, 2019
WWWV	Charlottesville, VA	50,000	October 1, 2019
WQMZ	Charlottesville, VA	6,000	October 1, 2019
WCNR	Charlottesville, VA	6,000	October 1, 2019
WCVL	Charlottesville, VA	6,000	October 1, 2019
WCVQ	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WZZP	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WVVR	Clarksville, TN/Hopkinsville, KY	100,000	August 1, 2020
WRND	Clarksville, TN/Hopkinsville, KY	6,000	August 1, 2020
WSNY	Columbus, OH	50,000	October 1, 2020
WNNP	Columbus, OH	6,000	October 1, 2020
WNND	Columbus, OH	6,000	October 1, 2020
WVMX	Columbus, OH	6,000	October 1, 2020
WLVQ	Columbus, OH	50,000	October 1, 2020
KSTZ	Des Moines, IA	100,000	February 1, 2021
KIOA	Des Moines, IA	100,000	February 1, 2021
KAZR	Des Moines, IA	100,000	February 1, 2021
KMYR	Des Moines, IA	100,000	February 1, 2021
WHAI	Greenfield, MA	3,000	April 1, 2022
WPVQ	Greenfield, MA	3,000	April 1, 2022
WMQR	Harrisonburg, VA	25,000	October 1, 2019
WQPO	Harrisonburg, VA	50,000	October 1, 2019
WSIG	Harrisonburg, VA	25,000	October 1, 2019
WWRE	Harrisonburg, VA	6,000	October 1, 2019
WOEZ	Hilton Head Island, SC	25,000	December 1, 2019
WLHH	Hilton Head Island, SC	25,000	December 1, 2019
WVSC	Hilton Head Island, SC	25,000	December 1, 2019
WYXL	Ithaca, NY	50,000	June 1, 2022
WQNY	Ithaca, NY	50,000	June 1, 2022
WIII	Ithaca, NY	50,000	June 1, 2022
WFIZ	Ithaca, NY	6,000	June 1, 2022

(footnotes follow tables)

		Power		Expiration Date of
Station	Market (1)	(Watts) (2)		FCC Authorization

KEGI	Jonesboro, AR	50,000		June 1, 2020
KDXY	Jonesboro, AR	25,000		June 1, 2020
KJBX	Jonesboro, AR	25,000		June 1, 2020
WKNE	Keene, NH	50,000		April 1, 2022
WSNI	Keene, NH	6,000		April 1, 2022
WINQ	Keene, NH	6,000		April 1, 2022
WZID	Manchester, NH	50,000		April 1, 2022
WMLL	Manchester, NH	6,000		April 1, 2022
WKLH	Milwaukee, WI	50,000		December 1, 2020
WHQG	Milwaukee, WI	50,000		December 1, 2020
WNRG	Milwaukee, WI	6,000		December 1, 2020
WJMR	Milwaukee, WI	6,000		December 1, 2020
KMIT	Mitchell, SD	100,000		April 1, 2021
KUQL	Mitchell, SD	100,000		April 1, 2021
WNOR	Norfolk, VA	50,000		October 1, 2019
WAFX	Norfolk, VA	100,000		October 1, 2019
WOGK	Ocala, FL	100,000		February 1, 2020
WYND	Ocala, FL	6,000		February 1, 2020
WNDD	Ocala, FL	6,000		February 1, 2020
WNDN	Ocala, FL	6,000		February 1, 2020
WRSI	Northampton, MA	3,000		April 1, 2022
WPOR	Portland, ME	50,000		April 1, 2022
WCLZ	Portland, ME	50,000		April 1, 2022
WMGX	Portland, ME	50,000		April 1, 2022
WYNZ	Portland, ME	25,000		April 1, 2022
KICD	Spencer, IA	100,000		February 1, 2021
KMRR	Spencer, IA	25,000		February 1, 2021
WLZX	Springfield, MA	6,000		April 1, 2022
WAQY	Springfield, MA	50,000		April 1, 2022
WYMG	Springfield, IL	50,000		December 1, 2020
WLFZ	Springfield, IL	50,000		December 1, 2020
WDBR	Springfield, IL	50,000		December 1, 2020
WQQL	Springfield, IL	25,000		December 1, 2020
WNAX	Yankton, SD	100,000		April 1, 2021

AM:
WISE	Asheville, NC	5,000		December 1, 2019
WYSE	Asheville, NC	5,000	(3)	December 1, 2019
KGMI	Bellingham, WA	5,000		February 1, 2022
KPUG	Bellingham, WA	10,000		February 1, 2022
KBAI	Bellingham, WA	1,000		February 1, 2022
WINQ	Brattleboro, VT	1,000		April 1, 2022
WBCO	Bucyrus, OH	500	(3)	October 1, 2020
WSPO	Charleston, SC	5,000		December 1, 2019
WINA	Charlottesville, VA	5,000		October 1, 2019
WVAX	Charlottesville, VA	1,000		October 1, 2019
WQEZ	Clarksville, TN/Hopkinsville, KY	1,000	(3)	August 1, 2020
WKFN	Clarksville, TN	4,000	(3)	August 1, 2020
KRNT	Des Moines, IA	5,000		February 1, 2021
KPSZ	Des Moines, IA	10,000		February 1, 2021
WHMQ	Greenfield, MA	1,000		April 1, 2022
WPVQ	Greenfield, MA	2,500	(3)	April 1, 2022
WSVA	Harrisonburg, VA	5,000		October 1, 2019
WHBG	Harrisonburg, VA	1,000	(3)	October 1, 2019

(footnotes follow tables)

		Power		Expiration Date of
Station	Market (1)	(Watts) (2)		FCC Authorization

WHCU	Ithaca, NY	5,000		June 1, 2022
WNYY	Ithaca, NY	5,000		June 1, 2022
WKBK	Keene, NH	5,000		April 1, 2022
WZBK	Keene, NH	1,000		April 1, 2022
WFEA	Manchester, NH	5,000		April 1, 2022
WJYI	Milwaukee, WI	1,000		December 1, 2020
WJOI	Norfolk, VA	1,000		October 1, 2019
WHMP	Northampton, MA	1,000		April 1, 2022
WGAN	Portland, ME	5,000		April 1, 2022
WZAN	Portland, ME	5,000		April 1, 2022
WBAE	Portland, ME	1,000		April 1, 2022
WGIN	Portland, ME	1,000		April 1, 2022
KICD	Spencer, IA	1,000		February 1, 2021
WLZX	Springfield, MA	2,500	(3)	April 1, 2022
WTAX	Springfield, IL	1,000		December 1, 2020
WNAX	Yankton, SD	5,000		April 1, 2021

(1)	Some stations are licensed to a different community located within the market that they serve.

(2)	Some stations are licensed to operate with a combination of effective radiated power (“ERP”) and antenna height, which may be different from, but provide equivalent coverage to, the power shown. WHBG, WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WQEZ, WKFN, WPVQ(AM), WNYY, WHCU, WINQ(AM), WSVA and WLZX(AM) operate with lower power at night than the power shown.

(3)	Operates daytime only or with greatly reduced power at night.

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

Under the Communications Act (Section 310(b)), broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. We serve as a holding company for our various radio station subsidiaries (where we could not have more than 25% of our stock owned or voted by Aliens).

The FCC has adopted rules to extend to broadcast licensees the same rules and procedures that common carrier wireless licensees use to seek approval for foreign ownership, with broadcast-specific modifications.

The revised rules and procedures allow a broadcast licensee to request in a petition for declaratory ruling under Title 47 U.S.C. Section 310(b)(4):

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

The revised rules would require the Company to seek specific approval only of foreign individuals or entities with a greater than 5 percent ownership interest (or, in certain situations, an interest greater than 10 percent).

The revised rules allow broadcast licensees that have foreign ownership rulings to apply those rulings to all radio and television broadcast licenses then held or subsequently proposed to be acquired by the same licensee and its covered subsidiaries and affiliates, regardless of the broadcast service (e.g., AM, FM, or TV) or the geographic area in which the stations are located.

The revised methodology provides a framework for a publicly traded licensee or controlling U.S. parent to ascertain its foreign ownership using information that is “known or reasonably should be known” to the company in the ordinary course of business.

For publicly traded licensees and U.S. parent companies (like the Company), the revised rules formalize the current equitable practice of recognizing a licensee’s good faith efforts to comply with Section 310(b) where the non-compliance was due solely to circumstances beyond the licensee’s control that were not known or reasonably foreseeable to the licensee.

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

Under the Communications Act, and the FCC’s “Local Ownership Rule,” we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of full-power radio stations in the relevant radio market as follows:

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

In November 2017, the FCC ended its 2010/2014 Quadrennial Review proceeding wherein (effective February 7,2018) it (1) eliminated the newspaper/broadcast cross-ownership rule (which prohibited the common ownership of a daily print newspaper and a full-power broadcast station (AM, FM or TV) if the station’s service contour encompassed the newspaper’s community of publication); (2) eliminated the radio/television cross-ownership rule (which prohibited an entity from owning two or more television stations and one radio station in the same market, unless the market met certain size criteria); (3) revised the “Local Television Ownership Rule” to eliminate the so called – “Eight-Voices Test” and to modify the “Top-Four Prohibition” to better reflect the competitive conditions in local markets; (4) declined to modify the market definitions relied on in the “Local Radio Ownership Rule” (discussed above), but provided a presumption for certain embedded markets (smaller markets, as defined by Nielsen Audio, that are included in a larger parent market) transactions; (5) eliminated the attribution rule for television joint sales agreements; and (6) retained the disclosure requirement for shared service agreements involving commercial television stations. The FCC also adopted a Notice of Proposed Rule Making (“NPRM”) to seek comment on an “incubator” program to promote ownership diversity. In December 2018, the FCC adopted an NPRM to initiate the 2018 Quadrennial Review of its media ownership rules. The three rules subject to review are the Local Radio Ownership Rule, the Local Television Ownership Rule, and the dual network rule (which permits a television station to affiliate with an entity maintaining two or more broadcast television networks unless the two or more networks consist of two or more of the major networks (i.e., ABC, CBS, NBC and Fox) or one of these four networks and either the UPN or WB television network.) The FCC is seeking comment on whether, given the current state of the media marketplace, the FCC should retain, modify, or eliminate any of these rules. The Company cannot predict what, if any action, the FCC may take as a result of its review.

New rules to be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding. New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court or the FCC may take to further modify its rules. Due to changes in local radio markets, the ownership of some of our radio stations, in the future, could exceed the current ownership limits imposed by the Local Ownership Rule. Their current ownership structure is “grandfathered” by the FCC. Absent a waiver, it might not be possible to sell all of them as currently configured in “clusters” to a single purchaser. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

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

The FCC’s ownership attribution rules (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) include an equity/debt plus (“EDP”) rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a “major-market program supplier” that supplies over 15% of a station’s total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC’s multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the “single majority shareholder exemption” which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, the FCC “suspended” the elimination of this exemption until the FCC resolved issues concerning cable television ownership.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. The FCC now requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database rather than maintaining them in a local public inspection file. The Company’s radio stations post their public inspection files to the FCC’s website. Posting these files to the FCC’s online database renders the materials more widely accessible to the public. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal.

The Company is required to pay (1) FCC filing fees in connection with its applications and an (2) annual regulatory fee determined by the number and character of the radio stations the Company owns as of October 1 of each prior year.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules are enforced through review at renewal time, at mid-term for larger broadcasters (which the FCC has proposed to eliminate), and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Time Brokerage Agreements.   As is common in the industry, we have previously entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”) which are sometimes termed Local Marketing Agreements.” Such arrangements are an extension of the concept of agreements under which a licensee of a station sells blocks of time on its station to an entity or entities which purchase the blocks of time and which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the financing, programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

The FCC’s rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. The FCC’s rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns the stations or through a TBA arrangement, where the brokered and brokering stations serve substantially the same geographic area. The Company currently has no TBAs.

Other FCC Requirements.

Low Power FM Radio.   There exists a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of noncommercial educational FM stations with up to 100 watts ERP with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. As required by the Local Community Radio Act of 2010, the FCC in 2012 modified its rules to maintain its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations.

On January 5, 2012, the FCC released a Report to Congress on the impact that LPFM stations will have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that low-power FM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “low-power FM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” We cannot predict what, if any, impact the LPFM stations will have on the Company’s full-service stations and FM translators.

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

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) as the technology that allows AM and FM stations to operate using the IBOC systems developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 53 stations.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 Report and Order, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators and during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired must rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to sell or suspend operations of the FM translator. In May 2018, the FCC adopted an NPRM proposing to streamline the rules relating to interference caused by FM translators and expedite the translator interference complaint resolution process. The proposals, if implemented, could limit or avoid protracted and contentious interference resolution disputes, provide translator licensees both additional flexibility to remediate interference and additional investment certainty, and allow expedited resolution of interference claims by affected stations. The rule changes proposed in the NPRM, among other things, would require more definite information in listener complaints and that listener complaints beyond a certain contour would not be actionable

Hart-Scott-Rodino Antitrust Improvements Act of 1976.   The Federal Trade Commission and the Department of Justice, the federal agencies responsible for enforcing the federal antitrust laws, may investigate certain acquisitions. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an acquisition meeting certain size threshholds requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. Any decision by the Federal Trade Commission or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms. We cannot predict whether the FCC will adopt rules that would restrict our ability to acquire additional stations.

Changes to Application and Assignment Procedures.   The FCC has adopted rules that give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Require technical proposals for new or major change AM facilities filed with Form 175 ( i.e ., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC is seeking comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC’s changes its rules as proposed.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights societies, e.g. Broadcast Music, Inc. (“BMI”), which, in turn pay composers, authors and publishers for their works. Another organization, Global Music Rights, has begun issuing licenses for the composers, authors and publishers that it represents. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. Periodically, bills have been introduced in Congress, that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities. In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlining how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective to administer the blanket license, and makes various improvements to royalty rate proceedings. This new law could impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	74	President, Chief Executive Officer and Chairman; Director
Samuel D. Bush	61	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	70	Senior Vice President, Corporate Secretary, and Director of Business Affairs
Catherine A. Bobinski	59	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Christopher S. Forgy	58	Senior Vice President of Operations

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

Mr. Forgy has been Senior Vice President of Operations since May 2018. He was President/General Manager of our Columbus, Ohio market from 2010 to 2018 and was Director of Sales of our Columbus, Ohio market from 1995 to 2006. He has been with Saga for 20 years.

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

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2018 our long-term debt, including a current portion of $5,000,000, was approximately $20,000,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of June 27, 2023. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2025, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We Depend on Key Stations

Historically our top five markets when combined represented 41%, 41%, and 43% of our net operating revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast radio (as applicable), cable television and/or radio, satellite television and/or satellite radio systems, newspapers, magazines, direct mail, the Internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

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

Our consummation of all future acquisitions is subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. Such acquisitions could be delayed by shutdowns of the U.S. Government. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2018, our FCC broadcasting licenses represented 38.3% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 2, 2019, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 65% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 12 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2018, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 3.5 years to 6 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 2 months to 71 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA. There is no public trading market for the Company’s Class B Common Stock. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the NASDAQ for the calendar quarters indicated (prices for periods prior to the four-for-three stock split are adjusted for such split):

Year	High	Low

2017:
First Quarter	$51.40	$47.55
Second Quarter	$51.95	$45.45
Third Quarter	$46.80	$37.75
Fourth Quarter	$46.60	$40.35
2018:
First Quarter	$42.60	$36.10
Second Quarter	$40.10	$36.50
Third Quarter	$39.00	$35.00
Fourth Quarter	$37.89	$30.05

The closing price for the Company’s Class A Common Stock on March 4, 2019 as reported by the NASDAQ was $33.91. As of March 4, 2019, there were approximately 165 holders of record of the Company’s Class A Common Stock, and one holder of the Company’s Class B Common Stock.

Dividends

During 2018, the Company’s Board of Directors declared four quarterly cash dividends and a special cash dividend totaling $1.45 per share on its Classes A and B shares. These dividends totaling approximately $8.6 million were accrued or paid during 2018. See Note 1 of the financial statements for specific details on the dividends.

During 2017, the Company’s Board of Directors declared four quarterly cash dividends and a special cash dividend totaling $2.00 per share on its Classes A and B shares. These dividends totaling approximately $11.8 million were accrued or paid during 2017. See Note 1 of the financial statements for specific details on the dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2018, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
					Number of Securities
					Remaining Available for
	Number of Shares to				Future Issuance
	be Issued Upon		Weighted-Average		Under Equity
	Exercise of Outstanding		Exercise Price of Outstanding Options,		Compensation Plans
Plan Category	Options Warrants, and Rights		Warrants and Rights		(Excluding Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	109,176	(1)	$0.00	(2)	396,719
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	109,176				917,384

(1)	All 109,176 shares are restricted stock.

(2)	Weighted-Average Exercise Price of Outstanding Options is $0.00 as they are all restricted stock.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2018. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock and from the purchase of shares under our Stock Buy-Back Program.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
		Average	as Part of	be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2018	-	$-	-	$21,111,964
November 1 – November 30, 2018	17,888	$37.280	-	$20,445,099
December 1 – December 31, 2018	1,223	$31.405	1,223	$20,406,691
Total	19,111	$36.904	1,223	$20,406,691

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 of our Class A Common Stock against the cumulative total return of our New Index the NASDAQ Stock Market (US Companies) and a New Peer Group selected by us consisting of the following radio broadcast companies: Beasley Broadcast Group, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., iHeart Communications, Inc., The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The Old Index was the NYSE American Stock Market (US Companies). The change to the New Index was a result of us listing on the NASDAQ instead of the NYSE American Stock Market in 2018. The Old Peer Group consisted of the following radio and/or television broadcast companies: Beasley Broadcast Group, Inc., CBS Corp., CC Media Holdings, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., The E.W. Scripps Company, The Nielsen Company, Radio One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The change to the New Peer Group in 2018 provides a more comparable and similarly aligned Peer Group going forward given mergers and acquisitions in the industry as well as the sale of our television stations during 2017. The graph and table assume that $100 was invested on December 31, 2013, in each of our Class A Common Stock, the NASDAQ Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend
Symbol	Total Return For:	12/13	12/14	12/15	12/16	12/17	12/18
	Saga Communications Inc.	100.00	90.36	82.16	110.74	93.14	79.58

	NYSE MKT Stock Market (US Companies)	100.00	105.09	81.73	91.90	101.08	93.84

	CRSP Nasdaq Stock Market US	100.00	115.31	124.20	136.36	145.76	143.37

	New Peer Group	100.00	98.02	104.65	107.33	115.18	104.15

	Old Peer Group	100.00	93.27	91.40	104.38	105.68	90.15

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2018	2017 (2)(3)	2016 (2)(4)	2015 (2)(5)	2014 (2)(6)(7)
	(In thousands except per share amounts)

OPERATING DATA:
Net Operating Revenue	$124,829	$118,149	$118,955	$111,792	$113,627
Station Operating Expense	93,727	87,759	86,799	83,188	85,167
Corporate General and Administrative	11,359	11,657	10,980	10,091	8,901
Other Operating (Income) Expense, net	61	55	(1,351)	509	(1,210)
Impairment of Intangible Assets	—	1,449	—	874	1,936
Operating Income From Continuing Operations	$19,682	$17,229	$22,527	$17,130	$18,833
Interest Expense	$946	$903	$744	$855	$1,032
Net Income:
From Continuing Operations	$13,690	$22,246	$12,910	$9,146	$10,676
From Discontinued Operations	—	32,471	5,276	4,268	4,228
Net Income	$13,690	$54,717	$18,186	$13,414	$14,904
Basic Earnings (Loss) Per Share:
From Continuing Operations	$2.30	$3.77	$2.20	$1.58	$1.84
From Discontinued Operations	—	5.50	0.90	0.73	0.73
Earnings Per Share	$2.30	$9.27	$3.10	$2.31	$2.57
Weighted Average Common Shares	5,829	5,803	5,761	5,706	5,700
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$2.30	$3.77	$2.19	$1.56	$1.83
From Discontinued Operations	—	5.50	0.90	0.73	0.72
Earnings Per Share	$2.30	$9.27	$3.09	$2.29	$2.55
Weighted Average Common and Common Equivalent Shares	5,829	5,807	5,771	5,740	5,753
Cash Dividends Declared Per Common Share	$1.45	2.00	1.30	1.10	1.80

	December 31,
	2018 (1)	2017 (2)(3)	2016 (2)(4)	2015 (2)(5)	2014 (2)(6)(7)
	(In thousands)

BALANCE SHEET DATA:
Working Capital	$45,430	$55,269	$36,727	$32,450	$29,476
Net Property and Equipment	$59,103	$56,235	$49,174	$50,277	$47,514
Net Intangible and Other Assets	$120,779	$116,360	$118,052	$106,399	$100,942
Total Assets	$248,477	$248,769	$219,998	$203,464	$190,965
Long-term Debt Including Current Portion	$20,000	$25,000	$35,287	$35,287	$35,000
Stockholders’ Equity	$184,999	$179,465	$134,982	$122,816	$115,245

(1)	Reflects the assets and liabilities of WOGK-FM, WNDT-FM, WNDD-FM, and WNDN-FM acquired on December 31, 2018.

(2)	On September 1, 2017, the Company sold the Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented.

(3)	Reflects the results of WCVL-FM operated under the terms of an LMA from February 1, 2015 until acquired on April 18, 2017. Reflects the results of WCKN-FM, WMXF-FM, WXST-FM, WAVF-FM, WSPO-AM, W261-DG, W257BQ, WVSC-FM, WLHH-FM, WOEX-FM, W256CB, W293BZ acquired on September 1, 2017.

(4)	Reflects the results of WLVQ-FM operated under the terms of an LMA from November 16, 2015 until acquired in February 2016.

(5)	Reflects the results of WSVA-AM, WHBG-AM, WQPO-FM, WWRE-FM, and WMQR-FM acquired in August 2015 and WSIG-FM acquired in September 2015. Reflects the results of WLVQ-FM operated under the terms of an LMA effective November 2015. In December 2015, the Company disposed of the Illinois Radio Network.

(6)	In December 2014, the Company sold the Michigan Radio Network, the Michigan Farm Network, the Minnesota News Network, the Minnesota Farm Network.

(7)	Reflects the results of WFIZ-FM, acquired in January 2014.

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

On September 1, 2017 the Company sold its Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented (see Note 4). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at December 31, 2018 and 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the Company’s continuing operations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute, for our results of operations presented on a GAAP basis.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2018, 2017 and 2016, approximately 87%, 88% and 86%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2018 and 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2017.

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

During the years ended December 31, 2018, 2017 and 2016, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 41%, 41%, and 43%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2018	2017	2016

Market:
Columbus, Ohio	11%	11%	12%
Des Moines, Iowa	7%	7%	8%
Manchester, New Hampshire	5%	5%	6%
Milwaukee, Wisconsin	12%	12%	12%
Norfolk, Virginia	6%	6%	5%

During the years ended December 31, 2018, 2017 and 2016, the radio stations in our five largest markets when combined, represented approximately 48%, 48% and 49%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of
	Consolidated Station
	Operating Income (*)
	for the Years
	Ended December 31,
	2018	2017	2016

Market:
Columbus, Ohio	16%	15%	15%
Des Moines, Iowa	6%	7%	7%
Manchester, New Hampshire	6%	6%	9%
Milwaukee, Wisconsin	14%	14%	14%
Norfolk, Virginia	6%	6%	4%

(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Discontinued Operations - Television Stations

We sold our television stations on September 1, 2017. All historical results of operations for the television stations are reported in the discontinued operations for all periods presented.

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

Our stations strived to maximize revenue by constantly adjusting prices for our commercial spots based upon local market conditions, advertising demands and ratings. While there may have been shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a station generally did not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations were acquired or sold, was generally the result of pricing adjustments, which were made to ensure that the station efficiently utilizes available inventory.

Because audience ratings in the local market are crucial to a station’s financial success, we endeavored to develop strong viewer loyalty by providing locally produced news, weather and sports programming. We believe that this emphasis on the local market provided us with the viewer loyalty we were trying to achieve.

Most of our revenue was generated from local advertising, which was sold primarily by each television markets’ sales staff. For the 8 months ended August 31, 2017 and for the year ended December 31, 2016 approximately 83%, and 77% respectively, of our television segment’s gross revenue was from local advertising. To generate national advertising sales, we engaged independent advertising sales representatives that specialize in national sales for each of our television markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2016 due to the increased number of national, state, and local elections in most of our markets as compared to 2017.

The primary operating expenses involved in owning and operating television stations were employee salaries, sales commissions, programming expenses, including news production and the cost of acquiring certain syndicated programming, depreciation, and advertising and promotion expenses.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2018, 2017 and 2016.

Consolidated Results of Operations

				2018 vs. 2017		2017 vs. 2016 (1)
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2018	2017	2016	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$124,829	$118,149	$118,955	$6,680	5.7%	$(806)	(0.7)%
Station operating expense	93,727	87,759	86,799	5,968	6.8%	960	1.1%
Corporate G&A	11,359	11,657	10,980	(298)	(2.6)%	677	6.2%
Other operating expense (income), net	61	55	(1,351)	6	N/M	1,406	N/M
Impairment of intangible assets	—	1,449	—	(1,449)	N/M	1,449	N/M
Operating income from continuing operations	19,682	17,229	22,527	2,453	14.2%	(5,298)	(23.5)%
Interest expense	946	903	744	43	4.8%	159	21.4%
Interest (income)	(631)	—	—	(631)	N/M	—	—
Other (income) expense	(23)	—	—	(23)	N/M	—	—
Income from continuing operations before taxes	19,390	16,326	21,783	3,064	18.8%	(5,457)	(25.1)%
Income tax expense (benefit)	5,700	(5,920)	8,873	11,620	N/M	(14,793)	N/M
Income from continuing operations, net of tax	13,690	22,246	12,910	(8,556)	(38.5)%	9,336	N/M
Income from discontinued operations, net of tax	—	32,471	5,276	(32,471)	N/M	27,195	N/M
Net income	$13,690	$54,717	$18,186	$(41,027)	N/M	$36,531	N/M
Earnings per share:
From continuing operations	$2.30	$3.77	$2.19	$(1.47)	39.0%	$1.58	72.2%
From discontinued operations	—	5.50	0.90	(5.50)	N/M	4.60	N/M
Earnings per share (diluted)	$2.30	$9.27	$3.09	$(6.97)	N/M	$6.18	N/M

Results of Discontinued Operations

				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2018	2017(1)	2016	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(In thousands, except %’s and per share information)
Net operating revenue	$—	$14,238	$23,636	$(14,238)	N/M	$(9,398)	(39.8)%
Station operating expense	—	9,757	14,743	(9,757)	N/M	(4,986)	(33.8)%
Other operating expense (income)	—	31	(42)	(31)	N/M	73	N/M
Operating income from discontinued operations	—	4,450	8,935	(4,450)	N/M	(4,485)	(50.2)%
Interest expense	—	21	32	(21)	N/M	(11)	(34.4)%
Other income	—	—	—	—	—	—	—
Income before income taxes from discontinued operations	—	4,429	8,903	(4,429)	N/M	(4,474)	(50.3)%
Pretax gain on the disposal of discontinued operations	—	50,842	—	(50,842)	N/M	50,842	N/M
Total pretax gain on discontinued operations	—	55,271	8,903	(55,271)	N/M	46,368	N/M
Income tax expense	—	22,800	3,627	(22,800)	N/M	19,173	N/M
Income from discontinued operations	$—	$32,471	$5,276	$(32,471)	N/M	$27,195	N/M

(1)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

N/M = Not Meaningful

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the year ended December 31, 2018, consolidated net operating revenue was $124,829,000 compared with $118,949,000 for the year ended December 31, 2017, an increase of $6,680,000 or 5.7%. We had an increase of approximately $5,440,000 that was attributable to stations that we did not own or operate for the entire comparable period, and an increase of $1,240,000 generated by stations we owned or operated for the comparable period in 2017 (“same station”). The increase in same station revenue was primarily the result of increases in gross national revenue of $1,321,000, gross political revenue of $1,279,000, and gross non-spot revenue of $458,000 from 2017 partially offset by a decrease in gross local revenue of $1,811,000. The increase in gross national revenue is due to increases in our Champaign, Illinois; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets. The increase in gross political revenue was due to a higher number of national, state and local elections in most of our markets. The increase in gross non-spot revenue is due to increases in our Ithaca, New York and Yankton, South Dakota markets. The decrease in gross local revenue was due to decreases in our Champaign, Illinois; Des Moines, Iowa; Harrisonburg, Virginia; Jonesboro, Arkansas; Northampton, Massachusetts and Springfield, Massachusetts markets.

Station operating expense was $93,727,000 for the year ended December 31, 2018, compared with $87,759,000 for the year ended December 31, 2017, an increase of $5,968,000 or 6.8%. We had an increase of approximately $5,326,000 that was attributable to stations that we did not own or operate for the entire comparable period, and an increase of approximately $642,000 generated by stations we owned or operated for the comparable period in 2017. The increase is primarily attributable to an increase in healthcare costs of $365,000 and an increase in music licensing fees of $283,000 related to a credit we received in the third quarter of 2017 resulting from SESAC arbitration.

Operating income for the year ended December 31, 2018 was $19,682,000 compared to $17,229,000 for the year ended December 31, 2017, an increase of $2,453,000 or 14.2%. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above, a decrease in our corporate general and administrative expenses of $298,000 or 2.6%, an increase in other operating expense of $6,000 from 2017 and an impairment charge of $1,449,000 in 2017. The decrease in corporate expenses is due to a decrease in key man life insurance of $220,000, and a decrease of $100,000 in compensation costs.

Income from continuing operations, net of tax for the year ended December 31, 2018 was $13,690,000 compared to $22,246,000 for the year ended December 31, 2017, a decrease of $8,556,000 or 38.5%. The decrease in income from continuing operations, net of tax is primarily due to the income tax benefit of approximately $11.5 million in 2017 due to a decrease in the deferred tax rate for federal income tax from 35% to 21% as a result of the Tax Cuts and Jobs Act, partially offset by the increase in operating income in 2018, described above, an increase in interest expense of $43,000 due to an increase in our interest rates, an increase in interest income of $631,000 and an increase in other income of $23,000. See Note 7 of the financial statements for more information on the impact of the Tax Cuts and Jobs Act. The increase in interest income is attributable to an increase in interest and dividend income earned on cash and cash equivalents. The increase in other income is due to insurance proceeds resulting from damage to the roof of our building in our Bellingham, Washington market.

We generated net income of $13,690,000 ($2.30 per share on a fully diluted basis) during the year ended December 31, 2018, compared to $54,717,000 ($9.27 per share on a fully diluted basis) for the year ended December 31, 2017, a decrease of $41,027,000. This is a direct result of the decrease in income from continuing operations, net of tax of $8,556,000 and a decrease in income from discontinued operations, net of tax of $32,471,000 due to the sale of the television stations in September 2017 and the related gain recognized on the sale.

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

Income from continuing operations, net of tax for the year ended December 31, 2017 was $22,246,000 compared to $12,910,000 for the year ended December 31, 2016, an increase of $9,336,000 or 72.3%. The increase in income from continuing operations, net of tax is primarily due to the income tax benefit of approximately $11.5 million for the year due to a decrease in the deferred tax rate for federal income tax from 35% to 21% as a result of the Tax Cuts and Jobs Act partially offset by the decrease of operating income, described above, and an increase in interest expense of $159,000 due to an increase in our interest rates. See Note 7 of the financial statements for more information on the impact of the Tax Cuts and Jobs Act.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.4375% at December 31, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rates applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $80 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2018.

On February 4, 2019, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility and it is presented in current portion of long-term debt in our balance sheet at December 31, 2018.

On September 4, 2018, the Company used $5,000,000 from funds generated by operations to pay down a portion of its Revolving Credit Facility.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively, of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

The loan agreement of approximately $1.1 million of secured debt affiliate was amended in April 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

Sources and Uses of Cash

During the years ended December 31, 2018, 2017 and 2016, we had net cash flows from operating activities from continuing operations of $25,559,000, $23,912,000 and $21,828,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2018, we have repurchased 2.1 million shares of our Class A Common Stock for $55.3 million. During the year ended December 31, 2018, approximately 36,000 shares were repurchased for $1.3 million under our stock buy-back program and 18,000 shares were retained for payment of withholding taxes for $667,000 related to the vesting of restricted stock.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2018 were $5,922,000 ($6,246,000 in 2017) for continuing operations and $0 and $335,000 for the years ended December 31, 2018 and 2017, respectively, for discontinued operations. We anticipate capital expenditures in 2019 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

On February 28, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 30, 2018 to shareholders of record on March 12, 2018 and funded by cash on the Company’s balance sheet.

On May 15, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 22, 2018 to shareholders of record on May 31, 2018 and funded by cash on the Company’s balance sheet.

On August 14, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on September 14, 2018 to shareholders of record on August 31, 2018 and funded by cash on the Company’s balance sheet.

On November 28, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.25 per share on its Classes A and B shares. This dividend totaling approximately $3.3 million was paid on January 4, 2019 to shareholders of record on December 10, 2018 and funded by cash on the Company’s balance sheet.

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on March 29, 2019 to shareholders of record on March 12, 2019.

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

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media (the “Television Sale”). The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sales of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina (as described in Note 10). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 5).

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

On October 29, 2018, the Company entered into an agreement to purchase WOGK-FM, WNDT-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation. The Company closed this transaction effective December 31, 2018 using funds generated from operations of $9.84 million, which included the purchase price of $9.3 million, the purchase of $566 thousand in accounts receivable by certain closing adjustments and transactional costs of approximately $25 thousand, of which $552 thousand was paid in January 2019.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2018:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations(1)	$20,000	$5,000	$—	$15,000	$—
Interest Payments on Long-Term Debt(2)	3,232	729	1,437	1,066	—
Operating Leases	7,963	1,562	2,604	1,774	2,023
Purchase Obligations(3)	29,535	14,597	9,886	3,555	1,497
Other Long-Term Liabilities	—	—	—	—	—

Total Contractual Cash Obligations	$60,730	$21,888	$13,927	$21,395	$3,520

(1)	Under our Credit Facility, the maturity on outstanding debt of $20 million could be accelerated if we do not maintain certain covenants. (See Note 5 of the Notes to Consolidated Financial Statements). We voluntarily paid down $5 million in debt in February 2019.
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $19,920,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian.

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

Revenue Recognition:   Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable, are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and the Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-4% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2018, from 3.9% to 4.9% or from $759,000 to $948,000 would result in a decrease in net income of $139,000, net of taxes for the year ended December 31, 2018.

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

Broadcast Licenses and Goodwill:   As of December 31, 2018, we have recorded approximately $95,250,000 in broadcast licenses and $18,839,000 in goodwill, which represents 45.9% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year.

There was no impairment of broadcast licenses in 2018.

During the fourth quarter of 2017, we recognized a $1,449,000 impairment charge for broadcast licenses primarily due to a decline in available market revenue, market revenue share, profit margins and estimated long-term growth rates in our Springfield, Illinois market. There were no impairment indicators for goodwill. Please refer to Note 3 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our fourth quarter annual impairment test.

There was no impairment of broadcast licenses in 2016.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of December 31, 2018, the Company would have recorded an additional broadcast license impairment of approximately $1.3 million; had the fair values of each of our broadcasting licenses been lower by 20% as of December 31, 2018, the Company would have recorded an additional broadcast license impairment of approximately $4.8 million; and had the fair value of our broadcasting licenses been lower by 30% as of December 31, 2018, the Company would have recorded an additional broadcast license impairment of approximately $9.6 million.

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

The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. We had no stock options outstanding at December 31, 2018 or 2017.

Litigation and Contingencies:   On an ongoing basis, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2018 than they did during 2018, our interest expense would increase, and income before taxes would decrease by $234,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our internal control over financial reporting as of December 31, 2018 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule, and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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
March 15, 2019

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	49
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2018 and 2017	50
— Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016	51
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016	52
— Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	53
Notes to Consolidated Financial Statements	54

2.	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

Farmington Hills, Michigan

March 15, 2019

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$44,729	$53,030
Accounts receivable, less allowance of $759 ($727 in 2017)	19,984	19,307
Prepaid expenses and other current assets	2,556	2,517
Barter transactions	1,326	1,320
Total current assets	68,595	76,174
Net property and equipment	59,103	56,235
Other assets:
Broadcast licenses, net	95,250	93,259
Goodwill	18,839	15,558
Other intangibles, deferred costs and investments, net of accumulated amortization of $13,682 ($12,588 in 2017)	6,690	7,543
	$248,477	$248,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,613	$2,206
Accrued expenses:
Payroll and payroll taxes	7,899	7,836
Dividend payable	3,274	6,529
Other	3,072	3,243
Barter transactions	1,307	1,091
Current portion of long-term debt	5,000	—
Total current liabilities	23,165	20,905
Deferred income taxes	23,732	21,072
Long-term debt	15,000	25,000
Other liabilities	1,581	2,327
Liabilities of discontinued operations	—	—
Total liabilities	63,478	69,304
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,732 issued (6,694 in 2017)	67	67
Class B common stock, $.01 par value, 3,500 shares authorized, 923 issued and outstanding (898 in 2017)	9	9
Additional paid-in capital	64,795	62,675
Retained earnings	156,689	151,608
Treasury stock (1,703 shares in 2018 and 1,656 in 2017, at cost)	(36,561)	(34,894)
Total stockholders’ equity	184,999	179,465
	$248,477	$248,769

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)

Net operating revenue	$124,829	118,149	118,955
Operating expenses (income):
Station operating expense	93,727	87,759	86,799
Corporate general and administrative	11,359	11,657	10,980
Other operating expense (income), net	61	55	(1,351)
Impairment of intangible assets	—	1,449	—
	105,147	100,920	96,428
Operating income from continuing operations	19,682	17,229	22,527
Other (income) expenses:
Interest expense	946	903	744
Interest income	(631)	—	—
Other income	(23)	—	—
Income from continuing operations before income taxes	19,390	16,326	21,783
Income tax provision:
Current	3,040	2,290	6,626
Deferred	2,660	(8,210)	2,247
	5,700	(5,920)	8,873
Income from continuing operations, net of tax	13,690	22,246	12,910
Income from discontinued operations, net of tax	—	32,471	5,276
Net income	$13,690	54,717	18,186

Basic earnings per share:
From continuing operations	$2.30	$3.77	$2.20
From discontinued operations	—	5.50	0.90
Basic earnings per share	$2.30	$9.27	$3.10
Weighted average common shares	5,829	5,803	5,761

Diluted earnings per share:
From continuing operations	$2.30	$3.77	$2.19
From discontinued operations	—	5.50	0.90
Diluted earnings per share	$2.30	$9.27	$3.09
Weighted average common and common equivalent shares	5,829	5,807	5,771
Dividends declared per share	$1.45	$2.00	$1.30

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2018, 2017 and 2016

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at January 1, 2016	6,603	$66	865	$8	$57,510	$98,180	$(32,948)	$122,816
Net income						18,186		18,186
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Issuance of restricted stock	23	—	25	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(7,633)	—	(7,633)
Compensation expense related to restricted stock awards	—	—	—	—	2,101	—	—	2,101
Purchase of shares held in treasury	—	—	—	—	—	—	(746)	(746)
401(k) plan contribution	—	—	—	—	(54)	—	312	258
Balance at December 31, 2016	6,638	$66	878	$8	$59,557	$108,733	$(33,382)	$134,982
Net income						54,717		54,717
Conversion of shares from Class B to Class A	17	—	(17)	—		—	—	—
Issuance of restricted stock	19	—	29	1	(1)	—	—	—
Forfeiture of restricted stock	(1)	—				—	—	—
Net proceeds from exercised options	21	1	8	—	826	—	(826)	1
Dividends declared per common share	—	—	—	—		(11,842)		(11,842)
Compensation expense related to restricted stock awards	—	—	—	—	2,279	—	—	2,279
Purchase of shares held in treasury	—	—	—	—		—	(946)	(946)
401(k) plan contribution	—	—	—	—	14	—	260	274
Balance at December 31, 2017	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	$179,465
Net income						13,690		13,690
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Issuance of restricted stock	27	—	37	—	—	—	—	—
Forfeiture of restricted stock	(1)	—	—	—				—
Dividends declared per common share	—	—	—	—		(8,609)		(8,609)
Compensation expense related to restricted stock awards	—	—	—	—	2,201			2,201
Purchase of shares held in treasury	—	—	—	—			(2,000)	(2,000)
401(k) plan contribution	—	—	—	—	(81)		333	252
Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Cash flows from operating activities:
Net income	$13,690	$54,717	$18,186
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(32,471)	(5,276)
Depreciation and amortization	6,786	6,251	5,876
Deferred income taxes	2,660	(8,210)	2,247
Impairment of intangible assets	—	1,449	—
Amortization of deferred costs	51	53	53
Compensation expense related to restricted stock awards	2,201	2,279	2,101
Loss (gain) on sale of assets	61	55	(1,351)
(Gain) on insurance claim	(23)	—	—
Barter revenue, net	107	(251)	(254)
Deferred and other compensation	62	(337)	14
Changes in assets and liabilities:
Increase in receivables and prepaid expenses	(157)	(434)	(885)
Increase in accounts payable, accrued expenses, and other liabilities	121	811	1,117
Total adjustments	11,869	(30,805)	3,642
Net cash provided by continuing operating activities	25,559	23,912	21,828
Net cash provided by (used in) discontinued operating activities	—	(18,538)	7,478
Net cash provided by (used in) operating activities	25,559	5,374	29,306
Cash flows from investing activities:
Acquisition of property and equipment	(5,922)	(6,246)	(3,967)
Proceeds from sale and disposal of assets	318	419	1,676
Acquisition of broadcast properties	(9,289)	(25,856)	(12,841)
Other investing activities	17	(5)	39
Net cash used in continuing investing activities	(14,876)	(31,688)	(15,093)
Net cash received provided by (used in) discontinued operations investing activities	—	69,193	(835)
Net cash (used in) received from investing activities	(14,876)	37,505	(15,928)
Cash flows from financing activities:
Payments on long-term debt	(5,000)	(10,287)	—
Cash dividends paid	(11,864)	(5,313)	(7,633)
Payments for debt issuance costs	(120)	—	—
Purchase of shares held in treasury	(2,000)	(946)	(746)
Net cash used in financing activities	(18,984)	(16,546)	(8,379)
Net (decrease) increase in cash and cash equivalents	(8,301)	26,333	4,999
Cash and cash equivalents, beginning of year	53,030	26,697	21,698
Cash and cash equivalents, end of year	$44,729	$53,030	$26,697

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2018, we owned or operated seventy-nine FM and thirty-three AM radio stations, serving twenty-seven markets throughout the United States. On September 1, 2017 the Company sold its Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented (see Note 4). As a result of the Company’s television stations being reported as discontinued operations the Company only has one reportable segment at December 31, 2018 and 2017. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to the Company’s continuing operations.

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

Our top five markets when combined represented 41%, 41% and 43% of our net operating revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2018 and 2017.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2018.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2018, 2017 and 2016 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period
	(in thousands)

December 31, 2018	$727	$444	$25	$(437)	$759
December 31, 2017	$518	$333	$181	$(305)	$727
December 31, 2016	$614	$195	$—	$(291)	$518

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2018, 2017 and 2016.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2018	2017
		(In thousands)

Land and land improvements	—	$14,402	$13,594
Buildings	31.5 years	35,812	34,905
Towers and antennae	7-15 years	25,959	24,538
Equipment	3-15 years	53,752	52,534
Furniture, fixtures and leasehold improvements	7-20 years	6,740	6,822
Vehicles	5 years	3,555	3,463
		140,220	135,856
Accumulated depreciation		(81,117)	(79,621)
Net property and equipment		$59,103	$56,235

Depreciation expense for continuing operations for the years ended December 31, 2018, 2017 and 2016 was $5,692,000, $5,391,000 and $5,234,000, respectively. Depreciation expense for discontinued operations for the years ended December 31, 2018, 2017 and 2016 was $0, $445,000 and $1,387,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 112 broadcast licenses serving 27 markets, which require renewal over the period of 2019-2022. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from five to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. As a result of the Second Amendment, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility. During the years ended December 31, 2018, 2017 and 2016, we recognized interest expense related to the amortization of debt issuance costs of $51,000, $53,000 and $53,000, respectively.

At December 31, 2018 and 2017 the net book value of debt issuance costs related to our line of credit was $207,000, and $138,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2018, we had remaining authorization of $20.4 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2018, 2017 and 2016, we acquired 53,713 shares at an average price of $37.24 per share, 37,141 shares at an average price of $47.72 per share and 18,612 shares at an average price of $40.06 per share, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, Revenue Recognition Revised and Updated and The Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs are included in the accompanying Consolidated Statements of Income. Assets and liabilities related to the TBAs/LMAs are included in the accompanying Consolidated Balance Sheets.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs related to our continuing operations amounted to $2,438,000, $2,441,000 and $2,633,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising and promotion costs related to our discontinued operations amounted to $0, $240,000 and $341,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Dividends

On November 28, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.25 per share on its Classes A and B shares. This dividend totaling approximately $3.3 million was paid on January 4, 2019 to shareholders of record on December 10, 2018 and funded by cash on the Company’s balance sheet.

On August 14, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on September 14, 2018 to shareholders of record on August 31, 2018 and funded by cash on the Company’s balance sheet.

On May 15, 2018, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 22, 2018 to shareholders of record on May 31, 2018 and funded by cash on the Company’s balance sheet.

On February 28, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 30, 2018 to shareholders of record on March 12, 2018 and funded by cash on the Company’s balance sheet.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.80 per share on its Classes A and B shares. This dividend totaling approximately $6.5 million was paid on January 5, 2018 to shareholders of record on December 18, 2017 and funded by cash on the Company’s balance sheet.

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

On November 21, 2016 the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.20 per share on its Classes A and B shares. This dividend totaling $2.9 million was paid on December 23, 2016 to shareholders of record on December 5, 2016 and funded by cash on the Company’s balance sheet.

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

Stock-Based Compensation

Stock-based compensation cost for stock option awards is estimated on the date of grant using a Black-Scholes valuation model and is expensed on a straight-line method over the vesting period of the options. Stock-based compensation expense is recognized net of estimated forfeitures. The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. See Note 8 — Stock-Based Compensation for further details regarding the expense calculated under the fair value based method.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)

Numerator:
Income from continuing operations	$13,690	$22,246	$12,910
Less: Income allocated to unvested participating securities	256	370	231
Income from continuing operations available to common stockholders	$13,434	$21,876	$12,679

Income from discontinued operations	$—	$32,471	$5,276
Less: Income allocated to unvested participating securities	—	541	94
Income from discontinued operations available to common stockholders	$—	$31,930	$5,182

Net income available to common stockholders	$13,434	$53,806	$17,861

Denominator:
Denominator for basic earnings per share-weighted average shares	5,829	5,803	5,761
Effect of dilutive securities:
Stock options	—	4	10
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,829	5,807	5,771

Basic earnings per share:
From continuing operations	$2.30	$3.77	$2.20
From discontinued operations	—	5.50	0.90
Basic earnings per share	$2.30	$9.27	$3.10

Diluted earnings per share
From continuing operations	$2.30	$3.77	$2.19
From discontinued operations	—	5.50	0.90
Diluted earnings per share	$2.30	$9.27	$3.09

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended December 31, 2018, 2017, and 2016, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018. In 2018, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. Upon adoption, we expect to recognize a right-of-use asset and a lease liability approximately $7 million to reflect the present value of remaining lease payments under the existing leasing arrangements. While the recognition of such lease assets and liabilities will impact our consolidated balance sheet, we do not expect a material impact on our consolidated statements of income or cash flows. We have elected to apply the modified retrospective transition approach without restatement of comparative periods financial information, as permitted by the transition guidance.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Revenue

Adoption of the new revenue standard

We adopted the new revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no material impact on the condensed consolidated balance sheets as of December 31, 2018, or on the condensed consolidated statement of income for the year ended December 31, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior periods amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Twelve Months Ended December 31,
	2018	2017	2016
	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$114,929	$109,175	$110,053
Digital Advertising Revenue	3,900	3,610	3,567
Other Revenue	6,000	5,364	5,335
Net Revenue	$124,829	$118,149	$118,955

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Contract Liabilities

Payment is generally due within 30 days although certain advertisers are required to pay in advance. When a customer pays for the services in advance of the performance obligations and therefore these prepayments are recorded as contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held; and gift cards sold on our websites used to finance a broadcast advertising campaign. Generally all contract liabilities are expected to be recognized within one year and are included in Accounts payable in the Company’s Consolidated Financial Statements and are immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less.

3.	Broadcast Licenses, Goodwill and Other Intangible Assets

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2018 and 2017 as follows:

	Continuing Operations	Discontinued Operations	Total
	(In thousands)

Balance at January 1, 2017	$86,622	$9,607	$96,229
Acquisitions	8,086	—	8,086
Dispositions	—	(9,607)	(9,607)
Impairment charge	(1,449)	—	(1,449)
Balance at December 31, 2017	$93,259	$—	$93,259
Acquisitions	1,991	—	1,991
Balance at December 31, 2018	$95,250	$—	$95,250

2018 Impairment Test

We completed our annual impairment test of broadcast licenses during the fourth quarter of 2018 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment test in the fourth quarter of 2018, 2017 and 2016. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2018, 2017 and 2016: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate remained relatively consistent; and (4) current year revenues were 3.9% lower than previously projected for 2018.

	Fourth Quarter 2018	Fourth Quarter 2017	Fourth Quarter 2016
Discount rates	12.0% - 12.0%	12.4% - 12.5%	12.3% - 12.4%
Operating profit margin ranges	19.0% - 36.4%	19.0% - 36.4%	19.5% - 36.4%
Market long-term revenue growth rates	0.5% - 2.9%	1.1% - 3.5%	1.0% - 2.9%

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

Goodwill

During the fourth quarter of 2018, the Company performed its annual impairment test of its goodwill in accordance with ASC 350 and determined under the first step that the fair value of our continuing operations was in excess of its carrying value.

We have recorded the changes to goodwill for each of the years ended December 31, 2018 and 2017 as follows:

Total
(in thousands)

Balance at January 1, 2017	$7,407
Acquisitions	8,151
Balance at December 31, 2017	$15,558
Acquisitions	3,281
Balance at December 31, 2018	$18,839

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2018 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,504	461
Customer relationships	4,660	2,634	2,026
Other intangibles	1,943	1,683	260
Total amortizable intangible assets	$16,429	$13,682	$2,747

We have recorded amortizable intangible assets at December 31, 2017 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,468	497
Customer relationships	3,546	1,529	2,017
Other intangibles	1,834	1,630	204
Total amortizable intangible assets	$15,206	$12,488	$2,718

Aggregate amortization expense for these intangible assets for the years ended December 31, 2018, 2017 and 2016, was $1,094,000, $860,000 and $642,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is $1,029,000, $813,000, $387,000, $39,000 and $35,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Discontinued Operations

On May 9, 2017 we entered into a definitive agreement to sell our Joplin, Missouri and Victoria, Texas television stations (“Television Sale”) for approximately $66.6 million, subject to certain adjustments, to Evening Telegram Company d/b/a Morgan Murphy Media. The Television Sale was completed on September 1, 2017 and the Company received net proceeds of $69.5 million which included the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of $500 thousand. The Company recognized a pretax gain of $50.8 million as a result of the Television Sale in the third quarter of 2017. The gain net of tax for the Television Sale was $29.9 million. Effective September 1, 2017, the Company used $24.2 million of the proceeds from the Television Sale to finance the acquisition of radio stations in South Carolina, which included the purchase price of $23 million, the purchase of $1.3 million in accounts receivable offset by certain closing adjustments and transactional costs of approximately $50,000 (as described in Note 10). On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000 respectively of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility (as defined and described in Note 5).

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

The following table shows the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2018	2017 (4)	2016

Net operating revenue	$—	$14,238	$23,636
Station operating expense (1)	—	9,757	14,743
Other operating (income) expense	—	31	(42)
Operating income	—	4,450	8,935
Interest expense (2)	—	21	32
Income before income taxes	—	4,429	8,903
Pretax gain on the disposal of discontinued operations	—	50,842	—
Total pretax gain on discontinued operations	—	55,271	8,903
Income tax expense (3)	—	22,800	3,627
Income from discontinued operations, net of tax	$—	$32,471	$5,276

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.

(2)	Interest expense related to the Surtsey debt that is guaranteed by the Television stations. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

(3)	The effective tax rates on pretax income from discontinued operations were approximately 41%.

(4)	Results of operations for the Television stations are reflected through August 31, 2017. The effective date of the sale was September 1, 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

The following table represents the components of the results from discontinued operations associated with the Television Sale as reflected in the Company’s unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016

Cash paid during the period
Interest	$—	$21	$32
Income taxes	—	23,260	2,677

Significant operating non-cash items
Depreciation and amortization (1)	$—	$445	$1,387
Broadcast program rights amortization	—	418	628
Barter revenue, net	—	18	32
Acquisition of property and equipment	—	—	43
Loss (gain) on sale of assets	—	31	(42)
Pretax gain on television sale	—	50,842	—

Significant investing items
Acquisition of property and equipment	$—	$335	$894
Proceeds from sale and disposal of assets	—	—	(59)
Net proceeds from sale of television stations (2)	—	69,528	—
Proceeds from insurance claim	—	—	—

(1)	No depreciation expense was recorded by the Company beginning May 9, 2017, the date the Television segment assets’ were held for sale.

(2)	Net proceeds from the sale of the television stations reflect the sales price of $66.6 million, the sale of accounts receivable of approximately $3.4 million, offset by certain closing adjustments and transactional costs of approximately $500 thousand.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2018	2017
	(In thousands)

Credit Facility:
Revolving Credit Facility	$20,000	$25,000
Amounts payable within one year	(5,000)	—
	$15,000	$25,000

Future maturities of long-term debt are as follows:

Year Ending December 31,	Amount
(In thousands)

2019	$5,000
2020	—
2021	—
2022	—
2023	15,000
Thereafter	—
$20,000

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.4375% at December 31, 2018), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2018) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $80 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2018.

On February 4, 2019, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility and it is presented in current portion of long-term debt in our balance sheet at December 31, 2018.

On September 4, 2018, the Company used $5,000,000 from funds generated by operations to pay down a portion of its Revolving Credit Facility.

On October 5, 2017 and November 3, 2017, the Company used $5,287,000 and $5,000,000, respectively, of the proceeds from the Television Sale to pay down a portion of its Revolving Credit Facility.

 The loan agreement of approximately $1.1 million of secured debt of affiliate was amended in April, 2017 to extend the due date of the loan for three years to mature on May 1, 2020. Our affiliate repaid this loan when the television stations were sold on September 1, 2017.

6.	Supplemental Cash Flow Information

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Cash paid during the period for:
Interest	$884	$850	$636
Income taxes	$2,864	$2,420	$6,555
Non-cash transactions:
Barter revenue	$3,570	$3,618	$3,471
Barter expense	$3,677	$3,367	$3,217
Purchase of treasury shares in connection with exercise of stock options	$—	$826	$—
Acquisition of property and equipment	$11	$8	$49
Use of treasury shares for 401(k) match	$252	$274	$258

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

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

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As a result of our initial analysis of the impact of the Tax Act, we recorded a provisional amount of net tax benefit of $11.5 million in 2017 related to the remeasurement of our deferred tax balance and other effects. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
	(In thousands)

Deferred tax liabilities:
Property and equipment	$5,145	$4,333
Intangible assets	19,324	17,640
Prepaid expenses	350	317
Total deferred tax liabilities	24,819	22,290
Deferred tax assets:
Allowance for doubtful accounts	118	116
Compensation	906	1,058
Other accrued liabilities	63	44
	1,087	1,218
Less: valuation allowance	—	—
Total net deferred tax assets	1,087	1,218
Net deferred tax liabilities	$23,732	$21,072
Current portion of deferred tax assets	$303	$300
Non-current portion of deferred tax liabilities	(24,035)	(21,372)
Net deferred tax liabilities	$(23,732)	$(21,072)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2018 and December 31, 2017, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2018 and 2017, net deferred tax liabilities include a deferred tax asset of $1,087,000 and $1,175,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for doubtful accounts, and other accrued expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Current:
Federal	$2,205	$2,545	$5,616
State	835	(255)	1,010
Total current	3,040	2,290	6,626
Total deferred	2,660	(8,210)	2,247
Total Income Tax Provision	$5,700	$(5,920)	$8,873

In addition, we recognized a tax expense (benefit) of $0, ($100,000), and $0 as a result of stock option exercises for the difference between compensation expense for financial statement and income tax purposes for the years ended December 31, 2018, 2017 and 2016, respectively.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)

Tax expense at U.S. statutory rates	$4,017	$5,716	$7,665
State tax expense (benefit), net of federal benefit	1,134	(769)	926
Other, net	549	633	282
Federal tax reform - deferred tax rate change	—	(11,500)	—
	$5,700	$(5,920)	$8,873

The 2018 and 2016 effective tax rates exceed the federal statutory rate primarily due to state income taxes. The 2017 effective tax rate differs from the federal statutory rate primarily due to the impacts of the Tax Act and state income tax benefit on 2017’s earnings.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2015. During the first quarter of 2015, the IRS commenced an examination of the Company’s 2013 U.S. federal income tax return which was completed in the first quarter of 2016 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2018, and 2017 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the years ended December 31, 2018, 2017 and 2016, we had $31,000, $0, and $0, respectively, tax-related interest and penalties and had $0 accrued at December 31, 2018 and 2017.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan was first approved by stockholders in 2005 and replaced our 2003 Stock Option Plan (the “2003 Plan”), subsequently this plan was re-approved by stockholders in 2010. The changes made in 2013 in the Second Restated 2005 Plan (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) includes directors as participants, (iv) targets awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) requires participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) includes a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2018, 2017 and 2016. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes the stock option transactions for the Second Restated 2005 Plan, and the 2003 Plan for the year ended December 31:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value

Outstanding at January 1, 2016	29,035	$28.47	1.4	$289,769
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2016	29,035	$28.47	0.4	$633,834
Granted	—	—
Exercised	(29,035)	28.47
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Granted	—	—
Exercised	—	—
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2018	—	$—	—	$—
Vested and Exercisable at December 31, 2018	—	$—	—	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0, $664,321, and $0, respectively. Cash received from stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0, $354 and $0, respectively.

There were no options granted during 2018, 2017 and 2016 and there were no stock options outstanding as of December 31, 2018.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2016	106,789	$40.28
Granted	48,471	48.60
Vested	(51,368)	41.20
Forfeited/canceled/expired	(630)	38.83
Outstanding at December 31, 2016	103,262	$43.73
Granted	48,780	44.20
Vested	(54,598)	42.13
Forfeited/canceled/expired	(805)	46.23
Outstanding at December 31, 2017	96,639	$44.85
Granted	63,811	37.37
Vested	(49,493)	43.98
Forfeited/canceled/expired	(1,781)	45.39
Non-vested and outstanding at December 31, 2018	109,176	$40.87
Weighted average remaining contractual life (in years)	2.3

The weighted average grant date fair value of restricted stock that vested during 2018, 2017 and 2016 was $2,385,000, $2,300,000 and $2,116,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $4,166,000, $4,063,000 and $4,223,000 at December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016 we had $2,201,000, $2,279,000 and $2,101,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2018, 2017 and 2016 was $251,000, $912,000 and $840,000, respectively.

9.	Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,100, $1,700 and $1,200 in 2018, 2017 and 2016, respectively. The Company’s discretionary contribution to the plan was approximately $265,000, $255,000 and $275,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2018, 2017 and 2016 was $149,000, $211,000 and $184,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

2018 Acquisitions

On October 29, 2018, the Company entered into an agreement to purchase WOGK-FM, WNDT-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation, LLC for an aggregate purchase price of $9.3 million, subject to certain purchase price adjustments. The Company closed this transaction effective December 31, 2018 using funds generated from operations of $9.84 million, which included the purchase price of $9.3 million, the purchase of $566 thousand in accounts receivable by certain closing adjustments and transactional costs of approximately $25 thousand, of which $552 thousand was paid in January 2019. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Ocala, Florida market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

Condensed Consolidated Balance Sheet of 2018 and 2017 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2018 and 2017 acquisitions at their respective acquisition dates.

Condensed Consolidated Balance Sheet of 2018 and 2017 Acquisitions

	Acquisitions in
	2018	2017
	(In thousands)
Assets Acquired:
Current assets	$559	$1,390
Property and equipment	3,007	6,678
Other assets:
Broadcast licenses	1,991	8,086
Goodwill	3,281	8,151
Other intangibles, deferred costs and investments	1,123	2,019
Total other assets	6,395	18,256
Total assets acquired	9,961	26,324
Liabilities Assumed:
Current liabilities	120	468
Total liabilities assumed	120	468
Net assets acquired	$9,841	$25,856

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2018 and 2017 assume the 2018 and 2017 acquisitions occurred as of January 1, 2017. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Years Ended December 31,
	2018	2017
	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$129,228	$128,180
Station operating expense	97,314	96,218
Corporate general and administrative	11,359	11,657
Other operating expenses	61	55
Impairment of intangible assets	—	1,449
Operating income	20,494	18,801
Interest expense	946	903
Interest income	(631)	—
Other income	(23)	—
Income from continuing operations before income tax expense	20,202	17,898
Income tax expense (benefit) expense	5,944	(5,276)
Income from continuing operations, net of tax	14,258	23,174
Income from discontinued operations, net of tax	—	32,471
Net income	$14,258	$55,645
Basic earnings per share:
From continuing operations	$2.40	$3.93
From discontinued operations	—	5.50
Basic earnings per share	$2.40	$9.43

Diluted earnings per share:
From continuing operations	$2.40	$3.93
From discontinued operations	—	5.50
Diluted earnings per share	$2.40	$9.43

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Related Party Transactions

Principal Stockholder Employment Agreement

In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaces and supersedes his prior employment agreement. We entered into amendments to the agreement on February 12, 2016 (the “First Amendment”) and February 26, 2019 (the “Second Amendment”). The First Amendment extended the term of the employment agreement to March 31, 2021. The First Amendment also states that on each anniversary of the effective date of the employment agreement, the Company’s Compensation committee shall determine in its discretion the amount of any annual increases (which shall not be less than the greater of 4 % or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary. The Second Amendment extends the term of the employment agreement from March 31, 2021 to March 31, 2025 and also makes certain clarifying modifications to the employment agreement.

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in the Company’s benefit plans. The Company will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at its principal executive offices and in Sarasota County, Florida. The First Amendment adds that the Company is authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, the Company will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2018 Mr. Christian’s average annual compensation, as defined by the employment agreement was approximately $1,898,000.

In addition, if Mr. Christian’s employment is terminated for any reason, other than for cause, the Company will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years, and the current split dollar life insurance policy shall be transferred to Mr. Christian and his wife, and the Company shall reimburse Mr. Christian for any tax consequences of such transfer. The agreement contains a covenant not to compete restricting Mr. Christian from competing with the Company in any of its markets if he voluntarily terminates his employment with the Company or is terminated for cause, for a three year period thereafter. The first amendment also entitles Mr. Christian to receive severance pay equal to 100% of his then base salary for 24 months payable in equal monthly installments and after the date upon which notice of termination is given, any unvested or time-vested stock options previously granted to Mr. Christian by the Company shall become immediately one hundred percent (100%) vested to the extent permitted by law.

On December 13, 2016, Mr. Christian agreed to defer approximately $100,000 of his 2017 salary to which was paid 100% on January 5, 2018. On December 5, 2017, Mr. Christian agreed to defer approximately $100,000 of his 2018 salary which was paid 100% on January 4, 2019. On December 14, 2018, Mr. Christian agreed to defer approximately $100,000 of his 2019 salary to be paid 100% on January 3, 2020.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Marcia K. Lobaito, Senior Vice President, Corporate Secretary and Director of Business Affairs, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Transactions with Affiliate and Other Related Party Transactions

Until the Television Sale (discussed in Note 4) Surtsey Media, LLC (“Surtsey Media”) owned the assets of television station KVCT in Victoria, Texas. Surtsey Media is a multi-media company 100%-owned by the daughter of Mr. Christian, our President, Chief Executive Officer and Chairman. We operated KVCT under a Time Brokerage Agreement (“TBA”) with Surtsey Media which we entered into in May 1999. Under the FCC’s ownership rules, we were prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the TBA was amended. Pursuant to the amendment, (i) the term was extended nine years commencing from June 1, 2013, with rights to extend for two additional eight year terms, (ii) we paid Surtsey Media an extension fee of $27,950 upon execution of the amendment, (iii) the monthly fees, payable to Surtsey Media were increased for each extension period, and (iv) we had an exclusive option, while the TBA was in effect, to purchase all of the assets of station KVCT, subject to certain conditions, based on a formula. Under the amended TBA, prior to the Television Sale, during 2017, and 2016 we paid Surtsey Media fees of approximately $3,800 and $3,900 per month, respectively plus accounting fees and reimbursement of expenses actually incurred in operating the station. The TBA was terminated at the time of the completion of the Television Sale of September 1, 2017.

In March 2003, we entered into an agreement of understanding with Surtsey Media whereby we had guaranteed up to $1,250,000 of the debt incurred, in Surtsey Media closing the acquisition of a construction permit for KFJX-TV station in Pittsburg, Kansas, a full power Fox affiliate serving Joplin, Missouri. In consideration for the guarantee, Surtsey Media entered into various agreements with us relating to the station, including a Shared Services Agreement, Technical Services Agreement, and Agreement for the Sale of Commercial Time and Broker Agreement (the “Station Agreements”). The station went on the air for the first time on October 18, 2003. Under the FCC’s ownership rules we were prohibited from owning or having an attributable or cognizable interest in this station. In January 2012, the Station Agreements were amended. Pursuant to the amendment, (i) the Broker Agreement and the Technical Services Agreement were terminated, (ii) the terms of the continuing Station Agreements were extended nine years commencing from June 1, 2013 , with rights to extend for two additional eight year terms, (iii) we paid Surtsey Media $37,050 upon execution of the amendment, (iv) the monthly fees payable to Surtsey Media were increased for each extension period, and (v) we had an exclusive option, while the Agreement for the Sale of Commercial Time and Shared Services Agreement were in effect, to purchase all of the assets of Station KFJX subject to certain conditions, based on a formula, together with a payment of $1.2 million. Under the amended Station Agreements, prior to the Television Sale, during 2017 and 2016 we paid fees of approximately $5,200, and $5,100 per month, respectively, plus accounting fees and reimbursement of expenses actually incurred in operating the station. We generally prepaid Surtsey quarterly for its estimated expenses. As part of completion of the Television Sale, the debt we guaranteed was paid in full and the amended Station Agreements were terminated.

Surtsey Productions, Inc., the parent company of Surtsey Media, leases office space in a building owned by us, and paid us rent of $3,000 and $6,000 during the first eight months of the year ended December 31, 2017 prior to the Television Sale and the year ended December 31, 2016, respectively.

Saga Quad States, our fully owned subsidiary, completed the acquisition from Apex Media Corporation, a South Carolina corporation (“AMC”), and Pearce Development, LLC f/k/a Apex Real Property, LLC, a South Carolina limited liability company (“ARP” and together with AMC, “Seller”), of substantially all of Seller’s assets related to the operation of certain radio and translator stations, upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement dated May 9, 2017 (the “Apex Agreement”) by and among Seller, Saga Quad States, and, solely in his role as guarantor under the Apex Agreement, G. Dean Pearce, as further described in the Form 8-K filed by Saga on May 10, 2017. Mr. Pearce is President of AMC and ARP, and currently serves on the Board of Directors of Saga. The purchase price under the Apex Agreement was $23,000,000.00, subject to certain purchase price adjustments, payable in cash. The purchase price was determined through arm’s-length negotiations, and was approved by the Saga Board, and Finance and Audit Committee, in accordance with the requirements of Saga’s Corporate Governance Guidelines for the review of related party transactions. In connection with this agreement, we received 500 hours of service from New Pointe Systems, a subsidiary of Pearce Development and have agreed to provide 1,000, 30 second, spots of airtime to Pearce Development. As of December 31, 2018, we have used the hours of service from New Pointe Systems, and we have approximately 1,000, 30 second spots left to provide to Pearce Development. During 2018 and 2017, we also paid approximately $4,100 and $3,300 rent per month, respectively to Pearce Development for our Hilton Head studio and office space beginning September 1, 2017.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2018. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Leases

We lease certain land, buildings and equipment under noncancellable operating leases. Rent expense for our continuing operations for the year ended December 31, 2018 was $1,603,000 ($1,558,000 and $1,519,000 for the years ended December 31, 2017 and 2016, respectively).

Minimum annual rental commitments under noncancellable operating leases consisted of the following at December 31, 2018 (in thousands):

2019	$1,562
2020	1,369
2021	1,235
2022	1,067
2023	707
Thereafter	2,023
$7,963

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Fair Value Measurements

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	December 31, 2018	December 31, 2017
Cash and cash equivalents	Level 1	$44,729	$53,030
Revolving Credit Facility	Level 2	20,000	25,000

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

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 3 — Broadcast Licenses and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values.

During the fourth quarter of 2018, the Company reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

 Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2018	2017*	2018	2017	2018	2017	2018	2017
	(In thousands, except per share data)
Net operating revenue	$28,009	$26,155	$32,234	$30,261	$31,648	$30,269	$32,938	$31,464
Station operating expenses	23,397	21,340	23,140	21,426	23,429	21,755	23,761	23,238
Corporate G&A	2,544	2,863	2,848	2,880	2,813	3,132	3,154	2,782
Other operating expense (income), net	(251)	(21)	213	79	85	(127)	14	124
Impairment of intangible assets	—	—	—	—	—	—	—	1,449
Operating income from continuing operations	2,319	1,973	6,033	5,876	5,321	5,509	6,009	3,871
Other (income) expenses:
Interest expense	219	208	255	229	243	254	229	212
Interest (income)	(89)	—	(188)	—	(167)	—	(187)	—
Other (income) expense	—	—	—	—	(25)	—	2	—
Income from continuing operations before income taxes	2,189	1,765	5,966	5,647	5,270	5,255	5,965	3,659
Income tax provision (benefit)	660	718	1,795	2,272	1,575	2,290	1,670	(11,200)
Income from continuing operations, net of tax	1,529	1,047	4,171	3,375	3,695	2,965	4,295	14,859
Income (loss) from discontinued operations, net of tax	—	891	—	1,159	—	30,451	—	(30)
Net income	$1,529	$1,938	$4,171	$4,534	$3,695	$33,416	$4,295	$14,829

Basic earnings (loss) per share
From continuing operations	$0.26	$0.18	$0.70	$0.57	$0.62	$0.50	$0.72	$2.52
From discontinued operations	—	0.15	—	0.20	—	5.16	—	(0.01)
Basic earnings per share	$0.26	$0.33	$0.70	$0.77	$0.62	$5.66	$0.72	$2.51
Weighted average common shares	5,842	5,795	5,834	5,803	5,822	5,807	5,820	5,815

Diluted earnings (loss) per share
From continuing operations	$0.26	$0.18	$0.70	$0.57	$0.62	$0.50	$0.72	$2.52
From discontinued operations	—	0.15	—	0.20	—	5.16	—	(0.01)
Diluted earnings per share	$0.26	$0.33	$0.70	$0.77	$0.62	$5.66	$0.72	$2.51
Weighted average common and common equivalent shares	5,842	5,808	5,834	5,806	5,822	5,807	5,820	5,815

* March 31, 2017 quarterly data have been reclassified to conform with current presentation.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

17.	Other Income

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

18.	Subsequent Events

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, will be paid on March 29, 2019 to shareholders of record on March 12, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ G. Dean Pearce	Director
G. Dean Pearce

/s/ Warren Lada	Director
Warren Lada

/s/ Gary G. Stevens	Director
Gary G. Stevens

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Second Restated Certificate of Incorporation, restated as of December 12, 2003.
3(b)	6	Certificate of Amendment to the Second Restated Certificate of Incorporation.
3(c)	4	Bylaws, as amended May 23, 2007.
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	7	Chief Executive Officer Annual Incentive Plan.
10(d)	9	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	10	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	10	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	8	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	5	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	5	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(j)	5	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(k)	13	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10(l)	12	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(m)	11	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(n)	14	Asset Purchase Agreement by and among Saga Broadcasting, LLC, Saga Quad States Communications, LLC, Saga Communications, Inc. and Evening Telegram Company d/b/a Morgan Murphy Media, dated May 9, 2017.
10(o)	14	Asset Purchase Agreement by and among Apex Media Corporation, Pearce Development, LLC f/k/a Apex Real Property, LLC, Saga Quad States Communications, LLC and G. Dean Pearce, dated May 9, 2017.
10(p)	15	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10(q)	16	First Amendment to Credit Agreement dated September 1, 2017 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(r)	16	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10(s)	17	Second Amendment to Credit Agreement dated June 27, 2018 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(t)	18	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10(u)	19	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

1	Exhibit filed with Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Registration Statement on Form 8-A (File No. 001-11588) filed on January 6, 2004 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.

5	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 8-K filed on January 29, 2009 and incorporated by reference herein.

7	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

9	Exhibit filed as Appendix A to the Company’s Consent Solicitation (File No. 001-11588) filed on September 17, 2013 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on February 17, 2016 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 8-K filed on May 10, 2017 and incorporated by reference herein.

15	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 8-K filed on June 27, 2018 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

19	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

