Form 10-Q
period 2019-03-31
SAGA COMMUNICATIONS INC
filed 2019-05-10
CIK 886136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	SGA	NASDAQ

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 7, 2019 was 5,033,078 and 922,918, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$39,170	$44,729
Accounts receivable, net	16,928	19,984
Prepaid expenses and other current assets	1,937	2,556
Barter transactions	1,638	1,326
Total current assets	59,673	68,595
Property and equipment	141,004	140,220
Less accumulated depreciation	82,625	81,117
Net property and equipment	58,739	59,103
Other assets:
Broadcast licenses, net	95,311	95,250
Goodwill	18,974	18,839
Other intangibles, deferred costs and investments, net	12,756	6,690
	$245,453	$248,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,026	$2,613
Payroll and payroll taxes	6,216	7,899
Dividend payable	—	3,274
Other accrued expenses	4,636	3,072
Barter transactions	1,539	1,307
Current portion of long-term debt	—	5,000
Total current liabilities	14,417	23,165
Deferred income taxes	23,912	23,732
Long-term debt	15,000	15,000
Other liabilities	6,798	1,581
Total liabilities	60,127	63,478
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	65,241	64,795
Retained earnings	156,275	156,689
Treasury stock	(36,266)	(36,561)
Total stockholders’ equity	185,326	184,999
	$245,453	$248,477

Note: The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$27,816	$28,009
Station operating expenses	23,163	23,397
Corporate general and administrative	2,685	2,544
Other operating expense (income), net	3	(251)
Operating income	1,965	2,319
Interest expense	208	219
Interest income	(163)	(89)
Income before income tax expense	1,920	2,189
Income tax expense	550	660
Net income	$1,370	$1,529

Earnings per share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

Weighted average common shares	5,841	5,842
Weighted average common and common equivalent shares	5,841	5,842

Dividends declared per share	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)

Balance at December 31, 2017	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	$179,465
Net income						1,529		1,529
Issuance of restricted stock	4	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	551	—	—	551
Purchase of shares held in treasury	—	—	—	—	—	—	(93)	(93)
401(k) plan contribution	—	—	—	—	(80)	—	333	253
Balance at March 31, 2018	6,698	$67	898	$9	$63,146	$151,353	$(34,654)	$179,921

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)

Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income						1,370		1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$6,305	$4,372
Cash flows from investing activities:
Acquisition of property and equipment	(1,212)	(1,498)
Acquisition of broadcast properties	(763)	—
Other investing activities	249	294
Net cash used in investing activities	(1,726)	(1,204)
Cash flows from financing activities:
Cash dividends paid	(5,058)	(8,311)
Payments on long-term debt	(5,000)	—
Purchase of treasury shares	(80)	(93)
Net cash used in financing activities	(10,138)	(8,404)
Net decrease in cash and cash equivalents	(5,559)	(5,236)
Cash and cash equivalents, beginning of period	44,729	53,030
Cash and cash equivalents, end of period	$39,170	$47,794

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$1,370	$1,529
Less: Income allocated to unvested participating securities	26	26
Net income available to common stockholders	$1,344	$1,503

Denominator:
Denominator for basic earnings per share— weighted average shares	5,841	5,842
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,841	5,842

Earnings per share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2019 and 2018, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2019.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount.

Time Brokerage Agreements/Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”) in certain markets. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells their own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs are included in the accompanying unaudited Condensed Consolidated Statements of Income. Assets and liabilities related to the TBAs/LMAs are included in the accompanying unaudited Condensed Consolidated Balance Sheets.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which requires that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. In 2018, the FASB issued several updates to address certain practical expedients, codification improvements, and targeted improvements to the original guidance. This standard and all updates (the “new lease standard”) were adopted on January 1, 2019. The Company adopted the new lease standard using the modified retrospective method. Prior year financial statements were not recast under the new standard and, therefore, have not been reflected as such on our December 31, 2018 balance sheet. We elected the package of transition practical expedients, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. We elected to not separate lease and non-lease components, for all leases. We also elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. As a result of the adoption of the new lease standard we recorded right of use assets and lease liabilities of approximately $6.7 million on January 1, 2019 on our condensed consolidated balance sheet. The adoption of the new lease standard had no impact on retained earnings and had no impact on the statement of cash flows. See Note 6 “Leases” for additional information about this adoption.

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

3. Revenue

Adoption of ASC 606, Revenue from Contracts with Customers (Topic 606)

We adopted the Topic 606 revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the Topic 606 guidance had no impact on the opening balance of retained earnings as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the Topic 606 revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$25,191	$25,758
Digital Advertising Revenue	875	950
Other Revenue	1,750	1,301
Net Revenue	$27,816	$28,009

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nature of goods and services

The following is a description of principal activities from which we generate our revenue:

Broadcast Advertising Revenue

Our primary source of revenue is from the sale of advertising for broadcast on our stations. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory placed by an agency and are reported as a reduction of advertising revenue.

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

Contract Liabilities

Payments from our advertisers are generally due within 30 days although certain advertisers are required to pay in advance. When an advertiser pays for the services in advance of the performance obligations these prepayments are recorded as contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held; and gift cards sold on our websites used to finance a broadcast advertising campaign. Generally all contract liabilities are expected to be recognized within one year and are included in accounts payable in the Company’s Condensed Consolidated Financial Statements and are immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

As the majority of our sales contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for sales contracts which have original expected durations of one year or less.

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2019:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2018	6,694	898
Conversion of shares	12	(12)
Issuance of restricted stock	27	37
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2018	6,732	923
Balance, March 31, 2019	6,732	923

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2019, we have remaining authorization of $20.3 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under the trading plan we adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods.  Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan are funded by cash on the Company's balance sheet.  The plan does not obligate us to acquire any particular amount of Class A Common Stock.  The authorization was effective until September 1, 2018. During the three months ended March 31, 2019 and 2018, approximately 2,500 shares were repurchased for $80,000 and 2,500 shares were repurchased for $93,000, respectively, related to the stock buy-back program.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2019, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $6.3 million and $6.4 million at March 31, 2019, respectively. Payments on lease liabilities during the three months ended March 31, 2019 totaled $411 thousand.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2019, our total lease expense was $429 thousand. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted, which of the following at March 31, 2019 (in thousands):

Years Ending December 31,

2019 (a)	$1,226
2020	1,445
2021	1,302
2022	1,111
2023	768
Thereafter	1,840
Total lease payments (b)	7,692
Less: Interest (c)	1,265
Present value of lease liabilities (d)	$6,427

(a)	Remaining payments are for the nine-months ending December 31, 2019
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2019.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 7 years and 4.8%, respectively, at March 31, 2019.

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

2019 Acquisitions

On January 9, 2019, the Company closed on an agreement to purchase WPVQ-AM and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

2018 Acquisitions

On October 29, 2018, the Company entered into an agreement to purchase WOGK-FM, WYND-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation, LLC for an aggregate purchase price of $9.3 million, subject to certain purchase price adjustments. The Company closed this transaction effective December 31, 2018 using funds generated from operations of $9.84 million, which included the purchase price of $9.3 million, the purchase of $566 thousand in accounts receivable by certain closing adjustments and transactional costs of approximately $25 thousand, of which $553 thousand was paid in January 2019. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Ocala, Florida market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2019 and 2018 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2019 and 2018 acquisitions at their respective acquisition dates.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2019 and 2018 Acquisitions

	Acquisitions in
	2019	2018
	(In thousands)
Assets Acquired:
Current assets	$—	$559
Property and equipment	25	3,007
Other assets:
Broadcast licenses	61	1,991
Goodwill	124	3,281
Other intangibles, deferred costs and investments	—	1,123
Total other assets	185	6,395
Total assets acquired	210	9,961
Liabilities Assumed:
Current liabilities	—	120
Total liabilities assumed	—	120
Net assets acquired	$210	$9,841

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended March 31, 2019 and 2018 assume the 2019 and 2018 acquisitions occurred as of January 1, 2018. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended March 31,
	2019	2018

ProForma Results of Operation
Net operating revenue	$27,816	$28,975
Station operating expense	23,163	24,232
Corporate general and administrative	2,685	2,544
Other operating expense (income), net	3	(251)
Operating income	1,965	2,450
Interest expense	208	219
Interest income	(163)	(89)
Income before income tax expense	1,920	2,320
Income tax expense	550	699
Net income	$1,370	$1,621

Earnings per share:
Basic	$0.23	$0.27
Diluted	$0.23	$0.27

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

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan, which replaced our 2003 Stock Option Plan, was first approved by stockholders in 2005 and subsequently was re-approved by stockholders in 2010. The changes in the Second Restated 2005 Plan approved in 2013 (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) included directors as participants, (iv) targeted awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) required participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) included a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, 990,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 370,000 shares of Class A Common Stock are issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2019 and 2018, respectively.

There were no options granted during 2019 and 2018 and there were no stock options outstanding as of March 31, 2019. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	109,176	$40.87
Non-vested and outstanding at March 31, 2019	109,176	$40.87

For the three months ended March 31, 2019 and 2018, we had $559,000 and $551,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2019 and 2018 was $62,000 and $63,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)

Revolving credit facility	$15,000	$20,000
Amounts payable within one year	—	(5,000)
	$15,000	$15,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had previously been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.5% at March 31, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $85 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2019.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which is presented in current portion of long-term debt on our balance sheet at December 31, 2018.

On September 4, 2018, we used $5,000,000 from funds generated by operations to pay down a portion of our Revolving Credit Facility.

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion is presented on a consolidated basis.

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

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations.

Radio Stations

Our radio station’s primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour. We have twenty-six radio station markets, which include all 113 of our radio stations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2019 and 2018, approximately 90% and 88%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2019 due to the decreased number of national, state and local elections in most of our markets as compared to prior year.

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

During the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 38%, 41%, 41% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2019	2018	2018	2017
Market:
Columbus, Ohio	10%	11%	11%	11%
Des Moines, Iowa	6%	7%	7%	7%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	12%	12%	12%	12%
Norfolk, Virginia	5%	6%	6%	6%

During the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, the radio stations in our five largest markets when combined, represented approximately 43%, 52%, 48% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2019	2018	2018	2017
Market:
Columbus, Ohio	13%	18%	16%	15%
Des Moines, Iowa	4%	5%	6%	7%
Manchester, New Hampshire	6%	7%	6%	6%
Milwaukee, Wisconsin	16%	16%	14%	14%
Norfolk, Virginia	4%	6%	6%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2019 and 2018.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$27,816	$28,009	$(193)	(0.7)%
Station operating expense	23,163	23,397	(234)	(1.0)%
Corporate general and administrative	2,685	2,544	141	5.5%
Other operating income	3	(251)	254	N/M
Operating income	1,965	2,319	(354)	(15.3)%
Interest expense	208	219	(11)	(5.0)%
Interest income	(163)	(89)	(74)	83.2%
Income before income tax expense	1,920	2,189	(269)	(12.3)%
Income tax expense	550	660	(110)	(16.7)%
Net income	$1,370	$1,529	$(159)	(10.4)%
Earnings per share (diluted)	$.23	$.26	(.03)	(11.5)%

 N/M =      Not Meaningful

For the three months ended March 31, 2019, consolidated net operating revenue was $27,816,000 compared with $28,009,000 for the three months ended March 31, 2018, a decrease of $193,000 or 0.7%. We had an increase of approximately $986,000 attributable to stations that we did not own or operate for the entire comparable period offset by a decrease of $1,179,000 or 4.2% generated by stations we owned or operated for the comparable period in 2018 (“same station”). The decrease in same station revenue was primarily due to a decrease in gross national revenue of $653,000, a decrease in gross political revenue of $215,000 and a decrease in gross local revenue of $542,000, from the first quarter of 2018. The decrease in gross national revenue was primarily attributable to decreases in our Champaign, Illinois; Charleston, South Carolina; Manchester, New Hampshire; and Norfolk, Virginia markets. The decrease in gross political revenue was attributable to fewer local and state elections in 2019 vs. 2018. The decrease in gross local revenue was primarily attributable to decreases in our Champaign, Illinois; Clarksville, Tennessee; and Des Moines, Iowa markets.

Station operating expense was $23,163,000 for the three months ended March 31, 2019, compared with $23,397,000 for the three months ended March 31, 2018, a decrease of $234,000 or 1.0%. We had an increase of approximately $877,000 attributable to stations that we did not own or operate for the entire comparable period offset by a decrease of $1,111,000 or 4.8% on a same station basis. The decrease in same station operating expense was primarily a result of decreases in barter expense, commission expense, health insurance costs, compensation related expenses, property and casualty insurance costs and promotion expenses of $255,000, $246,000, $238,000, $107,000, $74,000 and $70,000 respectively from the first quarter of 2018.

Operating income for the three months ended March 31, 2019 was $1,965,000 compared to $2,319,000 for the three months ended March 31, 2018, a decrease of $354,000 or 15.3%. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above and a decrease in other operating income of $254,000 due to the sale of a tower in our Keene, New Hampshire market in 2018 for a gain of $230,000 and an increase in corporate general and administrative expenses of $141,000. The increase in corporate general and administrative expenses was primarily attributable to increases in transportation expenses and compensation related expenses of $74,000 and $50,000, respectively from first quarter of 2018.

We generated net income of $1,370,000 ($.23 per share on a fully diluted basis) during the three months ended March 31, 2019, compared to $1,529,000 ($.26 per share on a fully diluted basis) for the three months ended March 31, 2018, a decrease of $159,000 or 10.4%. The decrease in net income is primarily due to the decrease in operating income, described above, partially offset by a decrease in our income tax expense of $110,000, an increase in interest income of $74,000 and a decrease in interest expense of $11,000. The decrease in our interest expense is due to an increase in our interest rate partially offset by a decrease in our debt outstanding. The decrease in our income tax expense is due to the decrease in income before income tax.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had previously been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.5% at March 31, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letter of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

 The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $85 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2019.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which is presented in current portion of long-term debt on our balance sheet at December 31, 2018.

On September 4, 2018, we used $5,000,000 from funds generated by operations to pay down a portion of our Revolving Credit Facility.

Sources and Uses of Cash

During the three months ended March 31, 2019 and 2018, we had net cash flows from operating activities of $6,305,000 and $4,372,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2019, we have repurchased two million shares of our Class A Common Stock for $55.5 million. During the three months ended March 31, 2019, approximately 2,500 shares were repurchased for $80,000 related to the buy-back program.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2019 were $1,212,000 ($1,498,000 in 2018). We anticipate capital expenditures in 2019 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

On January 9, 2019, the Company closed on an agreement to purchase WPVQ-AM and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand using funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

On October 29, 2018, the Company entered into an agreement to purchase WOGK-FM, WYND-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation. The Company closed this transaction effective December 31, 2018 using funds generated from operations of $9.84 million, which included the purchase price of $9.3 million, the purchase of $566 thousand in accounts receivable by certain closing adjustments and transactional costs of approximately $25 thousand, of which $552 thousand was paid in January 2019.

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019.

On November 28, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.25 per share on its Classes A and B shares. This dividend totaling approximately $3.3 million was paid on January 4, 2019 to shareholders of record on December 10, 2018 and funded by cash on the Company’s balance sheet.

On February 4, 2019, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility which is presented in current portion of long-term debt on our balance sheet at December 31, 2018.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2019.

Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2019	1,753	$31.86	1,753	$20,350,849
February 1 — February 28, 2019	752	$31.90	752	$20,326,859
March 1 — March 31, 2019	—	$—	—	$—
Total	2,505	$31.87	2,505	$20,326,859

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 10, 2019	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2019	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

