Form 10-Q
period 2019-06-30
SAGA COMMUNICATIONS INC
filed 2019-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 5, 2019 was 5,022,910 and 922,918, respectively.

EX-10 (p)
EX-10 (q)
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$38,512	$44,729
Accounts receivable, net	18,937	19,984
Prepaid expenses and other current assets	2,106	2,556
Barter transactions	1,818	1,326
Total current assets	61,373	68,595
Property and equipment	142,741	140,220
Less accumulated depreciation	83,501	81,117
Net property and equipment	59,240	59,103
Other assets:
Broadcast licenses, net	95,311	95,250
Goodwill	18,974	18,839
Other intangibles, deferred costs and investments, net	12,254	6,690
	$247,152	$248,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,840	$2,613
Payroll and payroll taxes	7,374	7,899
Dividend payable	1,784	3,274
Other accrued expenses	4,904	3,072
Barter transactions	1,664	1,307
Current portion of long-term debt	—	5,000
Total current liabilities	17,566	23,165
Deferred income taxes	24,432	23,732
Long-term debt	10,000	15,000
Other liabilities	6,560	1,581
Total liabilities	58,558	63,478
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	65,806	64,795
Retained earnings	159,225	156,689
Treasury stock	(36,513)	(36,561)
Total stockholders’ equity	188,594	184,999
	$247,152	$248,477

Note: The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current year presentation.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$32,191	$32,234	$60,007	$60,243
Station operating expense	22,879	23,140	46,042	46,537
Corporate general and administrative	2,706	2,848	5,391	5,392
Other operating (income) expense, net	(2)	213	1	(38)
Operating income	6,608	6,033	8,573	8,352
Interest expense	184	255	392	474
Interest income	(160)	(188)	(323)	(277)
Income before income tax expense	6,584	5,966	8,504	8,155
Income tax expense	1,850	1,795	2,400	2,455
Net income	$4,734	$4,171	$6,104	$5,700

Earnings per share:
Basic	$.80	$.70	$1.03	$.96
Diluted	$.80	$.70	$1.03	$.96

Weighted average common shares	5,844	5,834	5,843	5,838
Weighted average common and common equivalent shares	5,844	5,834	5,843	5,838

Dividends declared per share	$.30	$.30	$.60	$.60

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2017	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	$179,465
Net income, Three months ended March 31, 2018						1,529		1,529
Issuance of restricted stock	4	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	551	—	—	551
Purchase of shares held in treasury	—	—	—	—	—	—	(93)	(93)
401(k) plan contribution	—	—	—	—	(80)	—	333	253
Balance at March 31, 2018	6,698	$67	898	$9	$63,146	$151,353	$(34,654)	$179,921
Net income, Three months ended June 30, 2018						4,171		4,171
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,777)	—	(1,777)
Compensation expense related to restricted stock awards	—	—	—	—	553	—	—	553
Purchase of shares held in treasury	—	—	—	—	—	—	(454)	(454)
Balance at June 30, 2018	6,697	$67	898	$9	$63,699	$153,747	$(35,108)	$182,414

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income, Three months ended March 31, 2019						1,370		1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326
Net income, Three months ended June 30, 2019						4,734		4,734
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	565	—	—	565
Purchase of shares held in treasury	—	—	—	—	—	—	(247)	(247)
Balance at June 30, 2019	6,732	$67	923	$9	$65,806	$159,225	$(36,513)	$188,594

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$12,830	$13,193
Cash flows from investing activities:
Acquisition of property and equipment	(3,162)	(2,906)
Acquisition of broadcast properties	(763)	—
Other investing activities	263	307
Net cash used in investing activities	(3,662)	(2,599)
Cash flows from financing activities:
Cash dividends paid	(5,058)	(10,091)
Payments on long-term debt	(10,000)	—
Purchase of treasury shares	(327)	(547)
Other financing activities	—	(75)
Net cash used in financing activities	(15,385)	(10,713)
Net decrease in cash and cash equivalents	(6,217)	(119)
Cash and cash equivalents, beginning of period	44,729	53,030
Cash and cash equivalents, end of period	$38,512	$52,911

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$4,734	$4,171	$6,104	$5,700
Less: Income allocated to unvested participating securities	88	71	114	97
Net income available to common stockholders	$4,646	$4,100	$5,990	$5,603

Denominator:
Denominator for basic earnings per share — weighted average shares	5,844	5,834	5,843	5,838
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,844	5,834	5,843	5,838

Earnings per share:
Basic	$.80	$.70	$1.03	$.96
Diluted	$.80	$.70	$1.03	$.96

There were no stock options outstanding that had an antidilutive effect on our earnings per share for the three and six months ended June 30, 2019 and 2018. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2019.

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

3. Revenue

Adoption of ASC 606, Revenue from Contract with Customers (Topic 606)

We adopted Topic 606 on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting Topic 606 guidance had no impact on the opening balance of retained earnings as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$29,492	$29,798	$54,683	$55,556
Digital Advertising Revenue	1,015	1,001	1,890	1,951
Other Revenue	1,684	1,435	3,434	2,736
Net Revenue	$32,191	$32,234	$60,007	$60,243

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

Contract Liabilities

Payments from our advertisers are generally due within 30 days although certain advertisers are required to pay in advance. When an advertiser pays for the services in advance of the performance obligations these prepayments are recorded as contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held; and gift cards sold on our websites used to finance a broadcast advertising campaign. Generally, all contract liabilities are expected to be recognized within one year and are included in accounts payable in the Company’s Condensed Consolidated Financial Statements and are immaterial.

Transaction Price Allocated to the Remaining Performance Obligations

As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts that have original expected durations of one year or less.

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2019:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2018	6,694	898
Conversion of shares	12	(12)
Issuance of restricted stock	27	37
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2018	6,732	923
Balance, June 30, 2019	6,732	923

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2019, we have remaining authorization of $20.1 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods.  Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock.  The authorization was effective until September 1, 2018. During the three and six months ended June 30, 2019 and June 30, 2018, approximately 8,600, 11,100, 12,000 and 14,500 shares, respectively, were repurchased for $247,000, $327,000, $454,000 and $547,000 respectively, related to the Stock Buy-Back Program.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2019, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $5.9 million and $6.1 million at June 30, 2019, respectively. Payments on lease liabilities during the three and six months ended June 30, 2019 totaled $405 thousand and $816 thousand, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2019, our total lease expense was $423 thousand and $852 thousand, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2019 (in thousands):

Years Ending December 31,
2019 (a)	$824
2020	1,450
2021	1,313
2022	1,124
2023	777
Thereafter	1,840
Total lease payments (b)	7,328
Less: Interest (c)	1,195
Present value of lease liabilities (d)	$6,133

(a)	Remaining payments are for the six-months ending December 31, 2019.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2019.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.9 years and 4.8%, respectively, at June 30, 2019.

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

2019 Acquisitions

On January 9, 2019, the Company closed on an agreement to purchase WFAT and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and six months ended June 30, 2019 and 2018 assume the 2018 acquisitions occurred as of January 1, 2018. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ProForma Results of Operation
Net operating revenue	$32,191	$33,473	$60,007	$62,448
Station operating expense	22,879	24,064	46,042	48,296
Corporate general and administrative	2,706	2,848	5,391	5,392
Other operating (income) expense, net	(2)	213	1	(38)
Operating income	6,608	6,348	8,573	8,798
Interest expense	184	255	392	474
Interest income	(160)	(188)	(323)	(277)
Income before income tax expense	6,584	6,281	8,504	8,601
Income tax expense	1,850	1,890	2,400	2,589
Net income	$4,734	$4,391	$6,104	$6,012

Earnings per share:
Basic	$.80	$.74	$1.03	$1.01
Diluted	$.80	$.74	$1.03	$1.01

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

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan, which replaced our 2003 Stock Option Plan, was first approved by stockholders in 2005, subsequently re-approved by stockholders in 2010. The changes in the Second Restated 2005 Plan approved in 2013 (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) included directors as participants, (iv) targeted awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) required participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) included a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

There were no options granted during 2019 and 2018 and there were no stock options outstanding as of June 30, 2019. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the six months ended June 30, 2019:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2019	109,176	$40.87
Non-vested and outstanding at June 30, 2019	109,176	$40.87

For the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018, we had $565,000, $1,124,000, $554,000 and $1,105,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018, was $62,000, $125,000, $63,000 and $126,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Revolving credit facility	$10,000	$20,000
Amounts payable within one year	—	(5,000)
	$10,000	$15,000

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.4375% at June 30, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which is presented in the current portion of long-term debt on our balance sheet at December 31, 2018.

On September 4, 2018, we used $5,000,000 from funds generated by operations to pay down a portion of our Revolving Credit Facility.

We had approximately $90 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2019.

On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. As a result, we had approximately $60 million of unused borrowing capacity at July 1, 2019.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

12. Dividends

On May 30, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on July 5, 2019 to shareholders of record on June 14, 2019 and funded by cash on the Company’s balance sheet.

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019 and funded by cash on the Company’s balance sheet.

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

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour. We have twenty-seven radio station markets, which include all 113 of our radio stations. The discussion of our operating performance focuses on operating income because we manage our stations primarily on operating income. Operating performance is evaluated for each individual market.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2019 and 2018, approximately 89% and 87%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 38%, 41%, 41%, and 41%, respectively, of our consolidated net operating revenue from continuing operations. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2019	2018	2018	2017
Market:
Columbus, Ohio	10%	11%	11%	11%
Des Moines, Iowa	6%	7%	7%	7%
Manchester, New Hampshire	5%	5%	5%	5%
Milwaukee, Wisconsin	11%	12%	12%	12%
Norfolk, Virginia	6%	6%	6%	6%

During the six months ended June 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, the radio stations in our five largest markets when combined, represented approximately 45%, 49%, 48%, and 48%, respectively, of our consolidated station operating income from continuing operations. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2019	2018	2018	2017
Market:
Columbus, Ohio	15%	16%	16%	15%
Des Moines, Iowa	6%	6%	6%	7%
Manchester, New Hampshire	5%	6%	6%	6%
Milwaukee, Wisconsin	13%	15%	14%	14%
Norfolk, Virginia	6%	6%	6%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2019 and 2018.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$32,191	$32,234	$(43)	(0.1)%
Station operating expense	22,879	23,140	(261)	(1.1)%
Corporate general and administrative	2,706	2,848	(142)	(5.0)%
Other operating (income) expense, net	(2)	213	(215)	N/M
Operating income	6,608	6,033	575	9.5%
Interest expense	184	255	(71)	(27.8)%
Interest income	(160)	(188)	28	14.9%
Income before income tax expense	6,584	5,966	618	10.4%
Income tax expense	1,850	1,795	55	3.1%
Net income	$4,734	$4,171	$563	13.5%
Earnings per share (diluted)	$.80	$.70	$.10	14.3%

N/M =      Not Meaningful

For the three months ended June 30, 2019, consolidated net operating revenue was $32,191,000 compared with $32,234,000 for the three months ended June 30, 2018, a decrease of $43,000 or less than 1%. We had an increase of approximately $1,102,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $1,145,000 generated by stations we owned or operated for the comparable period in 2018 (“same station”). On a same station basis gross national revenue, gross local revenue and gross political revenue decreased $891,000, $354,000 and $315,000 respectively. This was partially offset by an increase in gross barter revenue and gross non-spot revenue of $167,000 and $99,000 respectively, and a decrease in agency commissions of $103,000 from the second quarter of 2018. The decrease in gross national revenue was due to decreases in our Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets. The decrease in gross local revenue was due to decreases in our Champaign, Illinois; Columbus, Ohio and Des Moines, Iowa markets. The decrease in gross political revenue was attributable to fewer local and state elections in 2019 versus 2018 with the majority of the decrease coming from our Milwaukee, Wisconsin market. The increase in gross barter revenue was due to increases in our Charleston, South Carolina; Portland, Maine and Springfield, Illinois markets. The increase in gross non-spot revenue was due to increases in our Asheville, North Carolina; Hilton Head, South Carolina; and Ithaca, New York markets. The decrease in agency commissions was due to lower local agency revenues.

Station operating expense was $21,968,000 for the three months ended June 30, 2019, compared with $23,140,000 for the three months ended June 30, 2018, a decrease of $261,000 or 1.1%. We had an increase of approximately $911,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $1,172,000 generated by stations we owned or operated for the comparable period in 2018. The decrease is primarily attributable to decreases in our health insurance costs, commission expense and compensation related expenses of $474,000, $369,000 and $303,000 respectively, from the second quarter of 2018.

Operating income for the three months ended June 30, 2019 was $6,608,000 compared to $6,033,000 for the three months ended June 30, 2018, an increase of $575,000 or 9.5%. The increase was a result of the decrease in station operating expense partially offset by a decrease in net operating revenue, described above, a decrease in our corporate general and administrative expenses of $142,000 or 5.0%, and a decrease in other operating expense of $215,000 from the second quarter of 2018 due to prior year losses on the sale and disposal of fixed assets compared to a minor gain on the sale of fixed assets in 2019. The decrease in our corporate general and administrative expenses was primarily attributable to a decrease of $60,000 in healthcare costs and a decrease of $53,000 in our split dollar life insurance expenses.

We generated net income of $4,734,000 ($.80 per share on a fully diluted basis) during the three months ended June 30, 2019, compared to $4,171,000 ($.70 per share on a fully diluted basis) for the three months ended June 30, 2018, an increase of $563,000 or 13.5%. This is a direct result of the increase in operating income of $575,000, described above, a decrease in interest expense of $71,000, partially offset by an increase in income taxes of $55,000, and a decrease in interest income of $28,000. The decrease in our interest rates is due to the decrease in our debt outstanding.

 Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2019 and 2018.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$60,007	$60,243	$(236)	(0.4)%
Station operating expense	46,042	46,537	(495)	(1.1)%
Corporate general and administrative	5,391	5,392	(1)	(0.0)%
Other operating expense (income), net	1	(38)	39	N/M
Operating income	8,573	8,352	221	2.7%
Interest expense	392	474	(82)	(17.3)%
Interest income	(323)	(277)	(46)	16.6%
Income before income tax expense	8,504	8,155	349	4.3%
Income tax provision	2,400	2,455	(55)	(2.2)%
Net income	$6,104	$5,700	$404	7.1%
Earnings per share (diluted)	$1.03	$.96	$.07	7.3%

For the six months ended June 30, 2019, consolidated net operating revenue was $60,007,000 compared with $60,243,000 for the six months ended June 30, 2018, a decrease of $236,000 or less than 1%. We had an increase of approximately $2,087,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $2,323,000 generated by stations we owned or operated for the comparable period in 2018 (“same station”). On a same station basis gross national revenue, gross local revenue and gross political revenue decreased $1,554,000, $901,000 and $528,000 respectively. This was partially offset by an increase in gross non-spot revenue of $439,000 and a decrease in agency commissions of $191,000 from 2018. The decrease in gross national revenue was due to decreases in our Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin and Norfolk, Virginia markets. The decrease in gross local revenue was due to decreases in our Champaign, Illinois; Columbus, Ohio and Des Moines, Iowa markets. The decrease in gross political revenue was attributable to fewer local and state elections in 2019 versus 2018 with the majority of the decrease coming from our Milwaukee, Wisconsin market. The increase in gross non-spot revenue was due to increases in our Charleston, South Carolina; Hilton Head, South Carolina; Ithaca, New York; and Jonesboro, Arkansas markets. The decrease in agency commissions was due to lower local agency revenues.

Station operating expense was $46,042,000 for the six months ended June 30, 2019, compared with $46,537,000 for the six months ended June 30, 2018, a decrease of $495,000 or 1.1%. We had an increase of approximately $1,777,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $2,272,000 or 4.9% generated by stations we owned or operated for the comparable period in 2018. The decrease is primarily attributable to decreases in our health insurance costs, commission expense, compensation related expenses and property insurance costs of $712,000, $615,000, $443,000 and $146,000 respectively, from 2018.

 Operating income for the six months ended June 30, 2019 was $8,573,000 compared to $8,352,000 for the six months ended June 30, 2018, an increase of $221,000 or 2.7%. The increase was a result of the decrease in station operating expense partially offset by a decrease in net operating revenue, described above, and an increase in other operating expenses of $39,000 due to a net gain on the sale of fixed assets in prior year. Corporate general and administrative expenses remained relatively flat compared to 2018.

We generated net income of $6,104,000 ($1.03 per share on a fully diluted basis) during the six months ended June 30, 2019, compared to $5,700,000 ($.96 per share on a fully diluted basis) for the six months ended June 30, 2018, an increase of $404,000 or 7.1%. This is a direct result of the increase in operating income of $221,000, described above, a decrease in income taxes of $55,000, a decrease in interest expense of $82,000, and an increase in interest income of $46,000. The decrease in our interest rates is due to the decrease in our debt outstanding.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.4375% at June 30, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which is presented in current portion of long-term debt on our balance sheet at December 31, 2018.

On September 4, 2018, we used $5,000,000 from funds generated by operations to pay down a portion of our Revolving Credit Facility.

We had approximately $90 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2019.

On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. As a result, we had approximately $60 million of unused borrowing capacity at July 1, 2019.

Sources and Uses of Cash

During the six months ended June 30, 2019 and 2018, we had net cash flows from operating activities of $12,830,000 and $13,193,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2019, we have repurchased 2.1 million shares of our Class A Common Stock for $55.7 million. During the three and six months ended June 30, 2019, approximately 8,600 and 11,100 shares, respectively, were repurchased for $247,000 and $327,000 respectively, related to the Stock Buy-Back Program.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2019 were $3,162,000 ($2,906,000 in 2018). We anticipate capital expenditures in 2019 to be approximately $5.0 – $5.5 million, which we expect to finance through funds generated from operations.

On January 9, 2019, the Company closed on an agreement to purchase WFAT and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand using funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

On May 30, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on July 5, 2019 to shareholders of record on June 14, 2019 and funded by cash on the Company’s balance sheet.

On February 26, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019 and funded by cash on the Company’s balance sheet.

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

On June 7, 2019, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2019.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 – April 30, 2019	—	$—	—	$20,326,859
May 1 – May 31, 2019	2,720	$28.53	2,720	$20,249,256
June 1 – June 30, 2019	5,882	$28.80	5,882	$20,079,838
Total	8,602	$28.72	8,602	$20,079,838

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Stock Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 9, 2019	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2019	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)