Form 10-Q
period 2019-09-30
SAGA COMMUNICATIONS INC
filed 2019-11-12
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 2, 2019 was 5,012,150 and 922,918, respectively.

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$41,072	$44,729
Accounts receivable, net	18,039	19,984
Prepaid expenses and other current assets	2,714	2,556
Barter transactions	1,615	1,326
Total current assets	63,440	68,595
Property and equipment	142,469	140,220
Less accumulated depreciation	83,235	81,117
Net property and equipment	59,234	59,103
Other assets:
Broadcast licenses, net	95,311	95,250
Goodwill	18,974	18.839
Other intangibles, deferred costs and investments, net	12,040	6,690
	$248,999	$248,477

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,037	$2,613
Payroll and payroll taxes	7,054	7,899
Dividend payable	1,781	3,274
Other accrued expenses	4,873	3,072
Barter transactions	1,461	1,307
Current portion of long-term debt	—	5,000
Total current liabilities	17,206	23,165
Deferred income taxes	24,832	23,732
Long-term debt	10,000	15,000
Other liabilities	6,558	1,581
Total liabilities	58,596	63,478
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	66,338	64,795
Retained earnings	160,778	156,689
Treasury stock	(36,789)	(36,561)
Total stockholders’ equity	190,403	184,999
	$248,999	$248,477

Note: The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$31,274	$31,648	$91,281	$91,891
Station operating expense	23,600	23,429	69,642	69,966
Corporate general and administrative	2,788	2,813	8,179	8,205
Other operating expense (income), net	85	85	86	47
Operating income	4,801	5,321	13,374	13,673
Interest expense	180	243	572	717
Interest income	(162)	(167)	(485)	(444)
Other income	(11)	(25)	(11)	(25)
Income before income tax expense	4,794	5,270	13,298	13,425
Income tax expense	1,460	1,575	3,860	4,030
Net income	$3,334	$3,695	$9,438	$9,395

Earnings per share:
Basic earnings per share	$.56	$.62	$1.59	$1.58
Diluted earnings per share	$.56	$.62	$1.59	$1.58

Weighted average common and common equivalent shares	5,834	5,822	5,840	5,833
Weighted average common shares	5,834	5,822	5,840	5,833

Dividends declared per share	$.30	$.30	$.90	$.90

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2017	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	$179,465
Net income, Three months ended March 31, 2018						1,529		1,529
Issuance of restricted stock	4	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	551	—	—	551
Purchase of shares held in treasury	—	—	—	—	—	—	(93)	(93)
401(k) plan contribution	—	—	—	—	(80)	—	333	253
Balance at March 31, 2018	6,698	$67	898	$9	$63,146	$151,353	$(34,654)	$179,921
Net income, Three months ended June 30, 2018						4,171		4,171
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,777)	—	(1,777)
Compensation expense related to restricted stock awards	—	—	—	—	553	—	—	553
Purchase of shares held in treasury	—	—	—	—	—	—	(454)	(454)
Balance at June 30, 2018	6,697	$67	898	$9	$63,699	$153,747	$(35,108)	$182,414
Net Income, Three months ended September 30, 2018						3,695		3,695
Dividends declared per common share	—	—	—	—	—	(1,774)	—	(1,774)
Compensation expense related to restricted stock awards	—	—	—	—	571	—	—	571
Purchase of shares held in treasury	—	—	—	—	—	—	(748)	(748)
Balance at September 30, 2018	6,697	$67	898	$9	$64,270	$155,668	$(35,856)	$184,158

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income, Three months ended March 31, 2019						1,370		1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326
Net income, Three months ended June 30, 2019						4,734		4,734
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	565	—	—	565
Purchase of shares held in treasury	—	—	—	—	—	—	(247)	(247)
Balance at June 30, 2019	6,732	$67	923	$9	$65,806	$159,225	$(36,513)	$188,594
Net income, Three months ended September 30, 2019						3,334		3,334
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,781)	—	(1,781)
Compensation expense related to restricted stock awards	—	—	—	—	532	—	—	532
Purchase of shares held in treasury	—	—	—	—	—	—	(276)	(276)
Balance at September 30, 2019	6,730	$67	923	$9	$66,338	$160,778	$(36,789)	$190,403

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$18,968	$18,167
Cash flows from investing activities:
Acquisition of property and equipment	(4,667)	(4,450)
Acquisition of broadcast properties	(763)	—
Proceeds from disposals of fixed assets	250	312
Other investing activities	—	14
Net cash used in investing activities	(5,180)	(4,124)
Cash flows from financing activities:
Cash dividends paid	(6,842)	(11,864)
Payments on long term debt	(10,000)	(5,000)
Purchase of treasury shares	(603)	(1,295)
Other financing activities	—	(120)
Net cash used in financing activities	(17,445)	(18,279)
Net decrease in cash and cash equivalents	(3,657)	(4,236)
Cash and cash equivalents, beginning of period	44,729	53,030
Cash and cash equivalents, end of period	$41,072	$48,794

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income	$3,334	$3,695	$9,438	$9,395
Less: Income allocated to unvested participating securities	61	63	173	160
Net income available to common stockholders	$3,273	$3,632	$9,265	$9,235

Denominator:
Denominator for basic earnings per share — weighted average shares	5,834	5,822	5,840	5,833
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,834	5,822	5,840	5,833

Earnings per share:
Basic	$.56	$.62	$1.59	$1.58
Diluted	$.56	$.62	$1.59	$1.58

There were no stock options outstanding that had an antidilutive effect on our earnings per share for the three and nine months ended September 30, 2019 and 2018. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2019.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 355)” (“ASU 2017-04”) which removes step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds it fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for fiscal years and interim impairment tests performed in periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements but does not expect there to be a material impact on those statements.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$28,562	$28,895	$83,245	$84,451
Digital Advertising Revenue	879	936	2,769	2,887
Other Revenue	1,833	1,817	5,267	4,553
Net Revenue	$31,274	$31,648	$91,281	$91,891

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2019:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2018	6,694	898
Conversion of shares	12	(12)
Issuance of restricted stock	27	37
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2018	6,732	923
Forfeiture of restricted stock	(2)	—
Balance, September 30, 2019	6,730	923

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2019, we have remaining authorization of $19.8 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods.  Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations.  Purchases under the plan will be funded by cash on our balance sheet.  The plan does not obligate us to acquire any particular amount of Class A Common Stock.   The authorization is effective until November 29, 2019. During the three and nine months ended September 30, 2019 and September 30, 2018, approximately 9,600, 20,700, 20,100 and 34,600 shares, respectively were repurchased for $276,000, $603,000, $748,000 and $1,295,000 respectively, related to the Stock Buy-Back Program.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2019, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $6.0 million and $6.1 million at September 30, 2019, respectively. Payments on lease liabilities during the three and nine months ended September 30, 2019 totaled $442,000 and $1,258,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2019, our total lease expense was $420,000 and $1,272,000, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2019 (in thousands):

Years Ending December 31,
2019 (a)	$418
2020	1,524
2021	1,390
2022	1,205
2023	864
Thereafter	1,889
Total lease payments (b)	7,290
Less: Interest (c)	1,156
Present value of lease liabilities (d)	$6,134

(a)	Remaining payments are for the three-months ending December 31, 2019.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2019.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.8 years and 4.7%, respectively, at September 30, 2019.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2019 and 2018 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2019 acquisitions at their respective acquisition dates.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three and nine months ended September 30, 2019 and 2018 assume the 2018 acquisitions occurred as of January 1, 2018. The translators are start-up stations and therefore, have no pro forma revenue and expenses. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pro Forma Results of Operation
Net operating revenue	$31,274	$32,772	$91,281	$95,220
Station operating expense	23,600	24,321	69,642	72,617
Corporate general and administrative	2,788	2,813	8,179	8,205
Other operating expense, net	85	85	86	47
Operating income	4,801	5,553	13,374	14,351
Interest expense	180	243	572	717
Interest income	(162)	(167)	(485)	(444)
Other income	(11)	(25)	(11)	(25)
Income before income tax expense	4,794	5,502	13,298	14,103
Income tax expense	1,460	1,644	3,860	4,233
Net income	$3,334	$3,858	$9,438	$9,870

Earnings per share:
Basic	$.56	$.65	$1.59	$1.66
Diluted	$.56	$.65	$1.59	$1.66

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

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan, which replaced our 2003 Stock Option Plan, was first approved by stockholders in 2005 and subsequently re-approved by stockholders in 2010. The changes in the Second Restated 2005 Plan approved in 2013 (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) included directors as participants, (iv) targeted awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) required participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) included a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

There were no options granted during 2019 and 2018 and there were no stock options outstanding as of September 30, 2019. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the nine months ended September 30, 2019:

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at January 1, 2019	109,176	$40.87
Forfeited	(2,048)	40.94
Non-vested and outstanding at September 30, 2019	107,128	$40.87

For the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, we had $532,000, $1,656,000, $571,000 and $1,675,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, was $51,000, $176,000, $66,000 and $191,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Revolving credit facility	$10,000	$20,000
Amounts payable within one year	—	5,000
	$10,000	$15,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility originally consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) that was scheduled to mature on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had previously been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, the Company elected to reduce our Revolving Credit Facility to $70 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.0625% at September 30, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

On September 4, 2018, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2019.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS — (Continued)

12. Dividends

On September 12, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on October 11, 2019 to shareholders of record on September 23, 2019 and funded by cash on the Company’s balance sheet. At September 30, 2019, the dividend was recorded in the Dividend payable line on the Condensed Consolidated Balance Sheet.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2019 and 2018, approximately 89% and 87%, respectively, of our radio segment’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, our Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 38%, 41%, 41% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

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

During the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, the radio stations in our five largest markets when combined, represented approximately 44%, 49%, 48% and 48%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income (*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2019	2018	2018	2017
Market:
Columbus, Ohio	15%	16%	16%	15%
Des Moines, Iowa	6%	6%	6%	7%
Manchester, New Hampshire	5%	6%	6%	6%
Milwaukee, Wisconsin	12%	15%	14%	14%
Norfolk, Virginia	6%	6%	6%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2019 and 2018.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$31,274	$31,648	$(374)	(1.2)%
Station operating expense	23,600	23,429	171	0.7%
Corporate general and administrative	2,788	2,813	(25)	(0.9)%
Other operating expense (income), net	85	85	—	—
Operating income from continuing operations	4,801	5,321	(520)	(9.8)%
Interest expense	180	243	(63)	(25.9)%
Interest income	(162)	(167)	5	N/M
Other income	(11)	(25)	(14)	N/M
Income before income tax expense	4,794	5,270	(476)	(9.0)%
Income tax expense	1,460	1,575	(115)	(7.3)%
Net income	$3,334	$3,695	$(361)	(9.7)%
Earnings per share (diluted)	.56	.62	.06	(9.7)%

N/M =      Not Meaningful

For the three months ended September 30, 2019, consolidated net operating revenue was $31,274,000 compared with $31,648,000 for the three months ended September 30, 2018, a decrease of $374,000 or 1.2%. We had an increase of approximately $1,023,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,397,000 generated by stations we owned or operated for the comparable period in 2019 (“same station”). On a same station basis gross local revenue decreased $847,000, gross political revenue decreased $390,000 and gross national revenue decreased by $201,000. This was partially offset by a decrease in agency commission of $136,000 from the third quarter of 2018. The decrease in gross local revenue was due to decreases in our Champaign, Illinois; Charlottesville, Virginia; Columbus, Ohio; and Springfield, Illinois markets. The decrease in gross political revenue was due to a lower number of national, state and local elections in our Bellingham, Washington; Columbus, Ohio; and Milwaukee, Wisconsin markets. The decrease in gross national revenue was due to decreases in our Asheville, North Carolina; Champaign, Illinois; Milwaukee, Wisconsin; and Norfolk, Virginia markets. The decrease in agency commissions was due to lower local agency revenues.

Station operating expense was $23,600,000 for the three months ended September 30, 2019, compared with $23,429,000 for the three months ended September 30, 2018, an increase of $171,000 or less than 1%. We had an increase of approximately $950,000 that was attributable to stations that we did not own or operate for the entire comparable period that was partially offset by a decrease of approximately $779,000 generated by stations we owned or operated for the comparable period in 2018. The decrease is primarily attributable to a decrease in healthcare costs of $440,000 and a decrease in commission expense of $296,000 from third quarter of 2018.

Operating income for the three months ended September 30, 2019 was $4,801,000 compared to $5,321,000 for the three months ended September 30, 2018, a decrease of $520,000 or 9.8%. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, described above, partially offset by a decrease in our corporate general and administrative expenses of $25,000 or less than 1%. In 2019 and 2018, we had other operating expense of $85,000.

We generated net income of $3,334,000 ($0.56 per share on a fully diluted basis) during the three months ended September 30, 2019, compared to $3,695,000 ($0.62 per share on a fully diluted basis) for the three months ended September 30, 2018, a decrease of $361,000. The decrease in net income is due to the decrease of operating income, described above, a decrease in interest income of $5,000, a decrease in other income of $14,000 partially offset by a decrease in income taxes of $115,000 and a decrease in interest expense of $63,000. The decrease in interest expense is due to the decrease in our debt outstanding partially offset by an increase in our interest rates.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2019 and 2018.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$91,281	$91,891	$(610)	(0.7)%
Station operating expense	69,642	69,966	(324)	(0.5)%
Corporate general and administrative	8,179	8,205	(26)	(0.3)%
Other operating expense (income), net	86	47	39	N/M
Operating income	13,374	13,673	(299)	(2.2)%
Interest expense	572	717	(145)	(20.2)%
Interest income	(485)	(444)	41	N/M
Other income	(11)	(25)	14	N/M
Income before income tax expense	13,298	13,425	(127)	(0.9)%
Income tax expense	3,860	4,030	(170)	(4.2)%
Net income	$9,438	$9,395	$43	0.5%
Earnings per share (diluted)	$1.59	$1.58	$.01	0.6%

N/M =        Not Meaningful

For the nine months ended September 30, 2019, consolidated net operating revenue was $91,281,000 compared with $91,891,000 for the nine months ended September 30, 2018, a decrease of $610,000 or less than 1%. We had an increase of approximately $3,135,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of approximately $3,745,000 generated by stations we owned or operated for the comparable period in 2018 (“same station”). On a same station basis gross local revenue decreased $1,764,000, gross national revenue decreased $1,751,000 and gross political revenue decreased $926,000 which was partially offset by increases in gross non-spot revenue and a decrease in agency commissions of $387,000, and $320,000 respectively. The decrease in gross local revenue was due to decreases in our Brattleboro, Vermont; Champaign, Illinois; Charlottesville, Virginia; and Greenfield, Massachusetts markets. The decrease in gross national revenue was due to decreases in our Asheville, North Carolina; Brattleboro, Vermont; Champaign, Illinois; Charleston, South Carolina; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets. The decrease in gross political revenue was due to a lower number of national, state and local elections in our Bellingham, Washington; Columbus, Ohio; and Milwaukee, Wisconsin markets. The increase in non-spot revenue was due to increases in our Hilton Head, South Carolina; Ithaca, New York; Jonesboro, Arkansas and Norfolk, Virginia; The decrease in agency commissions was due to lower local agency revenues.

Station operating expense was $69,642,000 for the nine months ended September 30, 2019, compared with $69,966,000 for the nine months ended September 30, 2018, a decrease of $324,000 or less than 1%. We had an increase of approximately $2,717,000 that was attributable to stations that we did not own or operate for the entire comparable period offset by a decrease of approximately $3,041,000 generated by stations we owned or operated for the comparable period in 2018. The decrease is primarily attributable to a $1,152,000 decrease in healthcare costs, a $755,000 decrease in local commissions, a $341,000 decrease in compensation related costs; $188,000 decrease in national rep commissions and a $137,000 decrease in music licensing fees.

Operating income for the nine months ended September 30, 2019 was $13,374,000 compared to $13,673,000 for the nine months ended September 30, 2018, a decrease of $299,000 or 2.2%. The decrease was a result of the decrease in net operating revenue partially offset by a decrease in station operating expense, described above, partially offset by an increase in our other operating expense of $39,000 and a decrease in our corporate general and administrative expenses of $26,000 or less than 1% from 2018.

We generated net income of $9,438,000 ($1.59 per share on a fully diluted basis) during the nine months ended September 30, 2019, compared to $9,395,000 ($1.58 per share on a fully diluted basis) for the nine months ended September 30, 2018, an increase of $43,000. The increase in net income is due to the decrease of operating income, described above, a decrease in interest income of $41,000, and a decrease in other income of $14,000 offset by a decrease in income taxes of $170,000 and a decrease in interest expense of $145,000. The decrease in interest expense is due to the decrease in our debt outstanding partially offset by an increase in our interest rates.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. In connection with the execution of the Credit Facility, the credit agreement in place at June 30, 2015 (the “Old Credit Agreement”) was terminated, and all outstanding amounts were paid in full. The Credit Facility originally consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) that was scheduled to mature on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, and amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, the Company elected to reduce our Revolving Credit Facility to $70 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (2.0625% at September 30, 2019), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2019) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

On September 4, 2018, the Company used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2019.

Sources and Uses of Cash

During the nine months ended September 30, 2019 and 2018, we had net cash flows from operating activities of $18,968,000 and $18,167,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2019, we have repurchased 2.1 million shares of our Class A Common Stock for $56.0 million. During the three and nine months ended September 30, 2019, approximately 9,600 and 20,700 shares, respectively, were repurchased for $276,000 and $603,000 respectively, related to the stock buy-back program.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2019 were $4,667,000 ($4,450,000 in 2018). We anticipate capital expenditures in 2019 to be approximately $5.5 to $6.0 million, which we expect to finance through funds generated from operations.

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

On September 12, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on October 11, 2019 to shareholders of record on September 23, 2019 and funded by cash on the Company’s balance sheet.

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

We anticipate that any future acquisitions of radio stations and dividend payments will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2019. Shares repurchased during the quarter were from the purchase of shares under our Stock Buy-Back Program.

				Approximate
				Dollar
			Total Number	Value of
			of Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 – July 31, 2019	—	$—	—	$20,079,838
August 1 – August 31, 2019	8,679	$28.80	8,679	$19,829,876
September 1 – September 30, 2019	905	$28.52	905	$19,804,062
Total	9,584	$28.78	9,584	$19,804,062

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 12, 2019	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2019	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)