Form 10-Q
period 2020-03-31
SAGA COMMUNICATIONS INC
filed 2020-05-11
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 4, 2020 was 5,042,276 and 953,842, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$46,292	$44,034
Accounts receivable, net	16,984	18,962
Prepaid expenses and other current assets	2,313	2,478
Barter transactions	1,252	1,246
Total current assets	66,841	66,720
Property and equipment	142,233	142,403
Less accumulated depreciation	84,257	83,692
Net property and equipment	57,976	58,711
Other assets:
Broadcast licenses, net	95,357	95,311
Goodwill	19,106	18,963
Other intangibles, deferred costs and investments, net	12,240	12,689
	$251,520	$252,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,926	$2,117
Payroll and payroll taxes	6,026	7,439
Dividend payable	1,919	1,797
Other accrued expenses	5,065	4,996
Barter transactions	1,143	1,152
Total current liabilities	16,079	17,501
Deferred income taxes	25,267	25,152
Long-term debt	10,000	10,000
Other liabilities	7,261	7,389
Total liabilities	58,607	60,042
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	67,249	66,811
Retained earnings	162,583	162,822
Treasury stock	(36,996)	(37,358)
Total stockholders’ equity	192,913	192,352
	$251,520	$252,394

Note: The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$26,051	$27,816
Station operating expenses	22,199	23,163
Corporate general and administrative	3,015	2,685
Other operating expense (income), net	(1,330)	3
Operating income	2,167	1,965
Interest expense	108	208
Interest income	(108)	(163)
Other income	(213)	—
Income before income tax expense	2,380	1,920
Income tax expense	700	550
Net income	$1,680	$1,370

Earnings per share:
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

Weighted average common shares	5,866	5,841
Weighted average common and common equivalent shares	5,866	5,841

Dividends declared per share	$0.32	$0.30

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income						1,370		1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
	(In thousands)
Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income						1,680		1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Cash provided by operating activities	$5,065	$6,305
Cash flows from investing activities:
Acquisition of property and equipment	(1,021)	(1,212)
Acquisition of broadcast properties	(190)	(763)
Proceeds from insurance claims	213	—
Other investing activities	8	249
Net cash used in investing activities	(990)	(1,726)
Cash flows from financing activities:
Cash dividends paid	(1,797)	(5,058)
Payments on long-term debt	—	(5,000)
Purchase of treasury shares	(20)	(80)
Net cash used in financing activities	(1,817)	(10,138)
Net increase (decrease) in cash and cash equivalents	2,258	(5,559)
Cash and cash equivalents, beginning of period	44,034	44,729
Cash and cash equivalents, end of period	$46,292	$39,170

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2019.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements. On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and numerous state and local governments have issued or extended “shelter-in-place” orders, materially impacting and restricting various aspects of our business. Our broadcast revenue has been significantly negatively impacted in the majority of states where we operate. We have experienced a number of cancellations of advertising on our stations, especially regarding events, venues, sports, high ticket items, healthcare and automotive sales. We have been successful creating fresh, innovative and effective new advertising which has helped generate business for a number of our customers so that they are better positioned to remain open. Our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, and customers. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020 or beyond.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$1,680	$1,370
Less: Income allocated to unvested participating securities	37	26
Net income available to common stockholders	$1,643	$1,344

Denominator:
Denominator for basic earnings per share— weighted average shares	5,866	5,841
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,866	5,841

Earnings per share:
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2020 and 2019, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2020.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three-month period ended March 31, 2020.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” (“ASU 2017-04”) which removes step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for fiscal years and interim impairment tests performed in periods beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard January 1, 2020 and there was no material impact.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted this standard January 1, 2020 and there was no material impact.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes” (“ASU 2019-02”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods beginning after December 15, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements.

3. Revenue

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$23,754	$25,191
Digital Advertising Revenue	858	875
Other Revenue	1,439	1,750
Net Revenue	$26,051	$27,816

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Intangible Assets

We evaluate our FCC licenses and goodwill for impairment annually as of October 1st or more frequently if events or circumstances indicate that the asset might be impaired. FCC licenses are evaluated for impairment at the market level using a direct method. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. If the carrying amount of goodwill in a reporting unit is greater than the implied value of goodwill determined by completing a hypothetical purchase price allocation using estimated fair value of the reporting unit, the carrying amount of goodwill in that reporting unit is reduced to its implied value. As of March 31, 2020, we performed a high-level qualitative assessment and determined it was not necessary to complete an impairment test. We will continue to monitor the length and severity of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lives of the leases ranging from five to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2020:

	Common Stock Issued
	Class A	Class B
	(Shares in thousands)
Balance, January 1, 2019	6,732	923
Conversion of shares	13	(13)
Issuance of restricted stock	29	44
Forfeiture of restricted stock	(3)	—
Balance, December 31, 2019	6,771	954
Balance, March 31, 2020	6,771	954

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2020, we have remaining authorization of $19.2 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan will be funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent extension being through May 28, 2020. During the three months ended March 31, 2020 and 2019, approximately 800 and 20,100 shares, respectively were repurchased for $20,000 and $748,000 respectively, related to the Stock Buy-Back Program. Given the unprecedented uncertainty surrounding the Covid-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2020, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $6.8 million and $7.0 million and $6.3 million and $6.4 million at March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we recorded an additional $460 thousand of lease liabilities under operating leases. Payments on lease liabilities during the three months ended March 31, 2020 and 2019 totaled $457 thousand and $411 thousand, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2020 and 2019, our total lease expense was $433 thousand and $429 thousand, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2020 (in thousands):

Years Ending December 31,
2020 (a)	$1,274
2021	1,676
2022	1,509
2023	1,177
2024	842
Thereafter	1,784
Total lease payments (b)	8,262
Less: Interest (c)	1,247
Present value of lease liabilities (d)	$7,015

(a)	Remaining payments are for the nine-months ending December 31, 2020

(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2020.

(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.

(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.7 years and 4.6%, respectively, at March 31, 2020.

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

2020 Acquisitions

On January 2, 2020, the Company closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200 thousand, of which $10 thousand was paid in 2019 and the remaining $190 thousand paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

2019 Acquisitions

On January 9, 2019, the Company closed on an agreement to purchase WPVQ-AM and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The pro forma results for this acquisition are not deemed material and therefore are not presented in the footnotes.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet of 2020 and 2019 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2020 and 2019 acquisitions.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2020 and 2019 Acquisitions

	Acquisitions in
	2020	2019
	(In thousands)
Assets Acquired:
Current assets	$—	$—
Property and equipment	11	25
Other assets:
Broadcast licenses	46	61
Goodwill	143	124
Other intangibles, deferred costs and investments	—	—
Total other assets	189	185
Total assets acquired	200	210
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$200	$210

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2020 and 2019, respectively.

There were no options granted during 2020 and 2019 and there were no stock options outstanding as of March 31, 2020. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	128,224	$34.66
Forfeited	275	37.27
Non-vested and outstanding at March 31, 2020	127,949	$34.65

For the three months ended March 31, 2020 and 2019, we had $569,000 and $559,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2020 and 2019 was $58,000 and $63,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.8125% at March 31, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which was presented in current portion of long-term debt on our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2020.

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On March 4, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at March 31, 2020.

On December 11, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share on its Classes A and B shares. This dividend totaling approximately $1.8 million was paid on January 17, 2020 to shareholders of record on December 27, 2019 and funded by cash on the Company’s balance sheet.

On September 12, 2019, the Company’s Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on October 11, 2019 to shareholders of record on September 23, 2019 and funded by cash on the Company’s balance sheet.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Other Income

During the first quarter of 2020, the Company sold land and a building on one of our tower sites in our Bellingham, Washington market for approximately $1.7 million to Talbot Real Estate, LLC. The cash was received on April 1, 2020. The Company recognized a gain on the sale of assets of approximately $1.4 million as of March 31, 2020. The gain is recorded in the other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Income.

During the first quarter of 2020, there was weather related damage to a tower in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal of the tower. The insurance settlement was finalized during the first quarter and the Company received cash proceeds of $208,000 thousand, resulting in a $208,000 gain. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19  Impact and Response

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business. Our broadcast revenue has been negatively impacted in the majority of states where we operate. We have experienced a number of cancellations of advertising on our stations, especially regarding events, venues, sports, high ticket items, healthcare and automotive sales. We have been successful creating fresh , innovative and effective new advertising which has helped generate business for a number of our customers so that they are better positioned to remain open. Our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees and customers.

In response to the pandemic, we instituted the following actions in March which remain in place as of the date of this report:

•	Placed restrictions on business travel for our employees and imposed mandatory quarantine periods for employees who traveled to areas impacted by the pandemic;

•	Closed our stations to the general public and shifted to appointment-only interactions with our customers where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer;

•	Modified our corporate and station office functions in order to allow all of our employees to work remotely except for essential minimum basic operations which could only be done in an office or studio setting;

While all of the above-referenced steps are necessary and appropriate in light of the COVID-19 pandemic, they do impact our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the advertising abilities of our customers, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace in the latter part of March and through the date of this report. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

As a result of the current challenging economic conditions, our reported results for the three months ended March 31, 2020 are not reflective of current market conditions. We began the year under positive conditions that resulted in an increase of operating income of $202,000 for the quarter ended March 31, 2020 over the comparable prior year period. However, advertising spending has significantly declined as a result of the disruptions to business activity in the markets where we operate due to the pandemic. This decline in advertising spending is causing our revenue and related net income to significantly decline. We anticipate our revenue for the second quarter of 2020 to be lower than 2019 by 40% to 50%. Although we have undertaken a number of steps to reduce costs, such cost control measures will not completely offset the declines in revenue. The extent to which these revenue conditions will persist is difficult to predict, given the uncertainty around further restrictive measures by governmental authorities and the duration of those actions and measures. As the pandemic has spread and government and business responses have expanded, these unfavorable trends have continued into May through the date of this report. Accordingly, we are focused on protecting our liquidity and closely managing our cash flows, including the following actions:

•	Delaying capital expenditures where practical,
•	Suspending the repurchase of shares under our share repurchase program,
•	Implemented a series of initiatives to control or reduce costs,
•	Consistent monitoring, follow-up and management of accounts receivable and collections,
•	Provide innovative new sales strategies to help the businesses in the communities we serve.
•	Provided many existing clients and other local businesses with free advertising to assist in their survival and to help them prepare for an eventual turnaround.

While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020 or beyond.

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion is presented on a consolidated basis.

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

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 78 metro signals.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2020 and 2019, approximately 87% and 90%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect an increase in political advertising for 2020 due to the increased number of national, state and local elections in most of our markets as compared to the prior year.

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

During the three months ended March 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 39%, 38%, 39% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2020	2019	2019	2018
Market:
Charleston, South Carolina	5%	5%	5%	5%
Columbus, Ohio	11%	10%	11%	11%
Des Moines, Iowa	6%	6%	6%	7%
Milwaukee, Wisconsin	11%	12%	11%	12%
Norfolk, Virginia	6%	5%	6%	6%

During the three months ended March 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, the radio stations in our five largest markets when combined, represented approximately 53%, 40%, 43% and 46%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2020	2019	2019	2018
Market:
Charleston, South Carolina	4%	3%	4%	4%
Columbus, Ohio	21%	13%	15%	16%
Des Moines, Iowa	4%	4%	6%	6%
Milwaukee, Wisconsin	16%	16%	12%	14%
Norfolk, Virginia	8%	4%	6%	6%

*	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2020 and 2019.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
	(In thousands, except percentages and per share information)
Net operating revenue	$26,051	$27,816	$(1,765)	(6.4)%
Station operating expense	22,199	23,163	(964)	(4.2)%
Corporate general and administrative	3,015	2,685	330	12.3%
Other operating (income) expense, net	(1,330)	3	(1,333)	N/M
Operating income	2,167	1,965	202	10.3%
Interest expense	108	208	(100)	(48.1)%
Interest income	(108)	(163)	55	(33.7)%
Other income	(213)	—	(213)	N/M
Income before income tax expense	2,380	1,920	460	24.0%
Income tax expense	700	550	150	27.3%
Net income	$1,680	$1,370	$310	22.6%
Earnings per share (diluted)	$.28	$.23	.05	21.7%

N/M =      Not Meaningful

For the three months ended March 31, 2020, consolidated net operating revenue was $26,051,000 compared with $27,816,000 for the three months ended March 31, 2019, a decrease of $1,765,000 or 6.4%. The decrease in revenue was primarily due to a decrease in gross local revenue of $2,191,000, a decrease in gross barter revenue of $243,000 and a decrease in non-spot gross revenue of $226,000 partially offset by an increase in gross political revenue of $963,000, from the first quarter of 2019. The decrease in gross local revenue was primarily attributable to decreases in our Champaign, Illinois; Ithaca, New York; Milwaukee, Wisconsin; Portland, Maine; Springfield, Illinois; and Yankton, South Dakota markets. The decrease in gross barter revenue was primarily attributable to decreases in our Des Moines, Iowa and Portland, Maine markets. The decrease in non-spot gross revenue is primarily due to decreases in our Charleston, South Carolina; and Hilton Head, South Carolina markets. The increase in gross political revenue was attributable to more national, local and state elections in 2020 vs. 2019.

Station operating expense was $22,199,000 for the three months ended March 31, 2020, compared with $23,163,000 for the three months ended March 31, 2019, a decrease of $964,000 or 4.2%. The decrease in operating expense was primarily a result of decreases in sales ratings survey expenses, commission expense, barter expenses, and office rent and repair expenses of $621,000, $386,000, $184,000 and $102,000 respectively from the first quarter of 2019, partially offset by an increase in bad debt expense of $491,000 due to additional reserves taken related to potential collectability issues due to the COVID-19 pandemic and the economic viability of some of our clients businesses.

Operating income for the three months ended March 31, 2020 was $2,167,000 compared to $1,965,000 for the three months ended March 31, 2019, an increase of $202,000 or 10.3%. The increase was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, and an increase in corporate general and administrative expenses of $330,000 offset by an increase in other operating income of $1,330,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1.4 million. The increase in corporate general and administrative expenses was primarily attributable to increases in legal expenses, compensation related expenses, contribution expenses, and franchise tax expenses of $115,000, $65,000, $57,000 and $50,000, respectively from first quarter of 2019.

We generated net income of $1,680,000 ($.28 per share on a fully diluted basis) during the three months ended March 31, 2020, compared to $1,370,000 ($.23 per share on a fully diluted basis) for the three months ended March 31, 2019, an increase of $310,000 or 22.6%. The increase in net income is primarily due to the increase in operating income, described above, an increase in other income of $213,000 due to insurance proceeds for weather-related damage, and a decrease in interest expense of $100,000 partially offset by a decrease in our interest income of $55,000 and an increase income tax expense of $150,000. The decrease in our interest expense is due to a decrease in our interest rate and a decrease in our debt outstanding. The increase in our income tax expense is due to the increase in income before income tax.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, and the effects of the ongoing COVID-19 pandemic. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.8125% at March 31, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which was presented in current portion of long-term debt on our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2020.

Sources and Uses of Cash

During the three months ended March 31, 2020 and 2019, we had net cash flows from operating activities of $5,065,000 and $6,305,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2020, we have repurchased 2.1 million shares of our Class A Common Stock for $56.5 million. During the three months ended March 31, 2020, approximately 800 shares were repurchased for $20,000 related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2020 were $1,021,000 ($1,212,000 in 2019). We anticipate capital expenditures in 2019 to be approximately $3.0 million to $3.5 million, which we expect to finance through funds generated from operations.

On January 2, 2020, the Company closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200 thousand, of which $10 thousand was paid in 2019 and the remaining $190 thousand paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

On March 4, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at March 31, 2020.

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

We anticipate that any future acquisitions of radio and television stations and dividend payments will be financed through funds generated from operations, borrowings under the Credit Agreement, additional debt or equity financing, cash on hand, or a combination thereof. However, there can be no assurances that any such financing will be available on acceptable terms, if at all.

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2019 Annual Report on Form 10-K except as noted below in “Part II – Other Information; Item 1A. Risk Factors”.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, results of operations and financial condition may be adversely affected by the ongoing COVID-10 pandemic and the actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic and the measures taken to address the public health concerns resulting from the pandemic have resulted in disruptions to business activity worldwide, volatility in the equity markets and credit markets, and uncertainty in the global economic outlook. Such measures include travel restrictions and national border closings, restrictions on the conduct of non-essential business, closures of workplaces and schools, quarantines, shelter-in-place orders and social distancing orders. These measures have impacted and may further impact our business.

Recently implemented restrictions on business activity and uncertainty in the global economic outlook has caused advertisers to adjust their purchasing plans and a deterioration in economic conditions globally and in the markets in which we operate may cause advertisers to reduce further purchases of advertising. Furthermore, this level of uncertainty may adversely affect our ability to develop information in order to prepare accurate financial forecasts.

In addition, restrictive measures imposed by federal, state and local authorities in the United States as well as health-related concerns related to working conditions, have had, and may continue to have an impact on our business operations. While we are not currently anticipating any material impact to our internal ability to operate our business as a result of the COVID-19 pandemic, we may temporarily lose the services of employees or experience interruptions in the normal conduct of businesses or operations of our systems, which could lead to inefficiencies, and disruptions of our regular operations.

Although we have undertaken a number of steps to mitigate the impact of the COVID-19 pandemic on our business, including a series of initiatives to control or reduce costs, such cost control measures are unlikely to completely offset declines in revenues. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures. The imposition of further restrictive measures by governmental authorities to contain the COVID-19 virus or a prolonged period during which any such measures are kept in place would have an adverse impact on our business, financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2020.

				Approximate
			Total Number	Dollar
			of	Value of
			Shares	Shares
			Purchased	that May Yet
			as Part of	be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 — January 31, 2020	—	$—	—	$19,234,248
February 1 — February 29, 2020	—	$—	—	$19,234,248
March 1 — March 31, 2020	791	$25.27	791	$19,214,262
Total	791	$25.27	791	$19,214,262

(a)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: May 11, 2020	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2020	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)