Form 10-Q
period 2020-06-30
SAGA COMMUNICATIONS INC
filed 2020-08-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11588

Saga Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	38-3042953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan (Address of principal executive offices)	48236 (Zip Code)

(313) 886-7070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	SGA	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 5, 2020 was 5,038,969 and 953,842, respectively.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed consolidated balance sheets — June 30, 2020 and December 31, 2019	3

Condensed consolidated statements of operations — Three and six months ended June 30, 2020 and 2019	4

Condensed consolidated statements of stockholders’ equity – Three and six months ended June 30, 2020 and 2019	5

Condensed consolidated statements of cash flows —Six months ended June 30, 2020 and 2019	6

Notes to unaudited condensed consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 1a. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

Signatures	31

EX-10(v)

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,909	$44,034
Accounts receivable, net	10,164	18,962
Prepaid expenses and other current assets	2,949	2,478
Barter transactions	1,658	1,246
Total current assets	63,680	66,720
Property and equipment	142,258	142,403
Less accumulated depreciation	85,398	83,692
Net property and equipment	56,860	58,711
Other assets:
Broadcast licenses, net	91,600	95,311
Goodwill	19,106	18,963
Other intangibles, deferred costs and investments, net	11,807	12,689
	$243,053	$252,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,842	$2,117
Payroll and payroll taxes	6,471	7,439
Dividend payable	—	1,797
Other accrued expenses	4,835	4,996
Barter transactions	1,562	1,152
Total current liabilities	14,710	17,501
Deferred income taxes	22,652	25,152
Long-term debt	10,000	10,000
Other liabilities	7,098	7,389
Total liabilities	54,460	60,042
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	67,861	66,811
Retained earnings	157,672	162,822
Treasury stock	(37,017)	(37,358)
Total stockholders’ equity	188,593	192,352
	$243,053	$252,394

Note: The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$16,866	$32,191	$42,917	$60,007
Station operating expenses	18,652	22,879	40,851	46,042
Corporate general and administrative	3,070	2,706	6,085	5,391
Other operating expense (income), net	46	(2)	(1,284)	1
Impairment of broadcast licenses	3,757	—	3,757	—
Operating income (loss)	(8,659)	6,608	(6,492)	8,573
Interest expense	82	184	190	392
Interest income	(25)	(160)	(133)	(323)
Other income	—	—	(213)	—
Income (loss) before income tax (benefit) expense	(8,716)	6,584	(6,336)	8,504
Income tax (benefit) expense	(3,805)	1,850	(3,105)	2,400
Net income (loss)	$(4,911)	$4,734	$(3,231)	$6,104

Earnings (loss) per share:
Basic	$(0.82)	$.80	$(0.54)	$1.03
Diluted	$(0.82)	$.80	$(0.54)	$1.03

Weighted average common shares	5,868	5,844	5,867	5,843
Weighted average common and common equivalent shares	5,868	5,844	5,867	5,843

Dividends declared per share	$—	$.30	$.32	$.60

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income, Three months ended March 31, 2019						1,370		1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326
Net income, Three months ended June 30, 2019						4,734		4,734
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	565	—	—	565
Purchase of shares held in treasury	—	—	—	—	—	—	(247)	(247)
Balance at June 30, 2019	6,732	$67	923	$9	$65,806	$159,225	$(36,513)	$188,594

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income, Three months ended March 31, 2020						1,680		1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913
Net loss, Three months ended June 30, 2020						(4,911)		(4,911)
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	—	612	—	—	612
Purchase of shares held in treasury	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2020	6,769	$68	954	$9	$67,861	$157,672	$(37,017)	$188,593

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	8,319	12,830
Cash flows from investing activities:
Acquisition of property and equipment	(1,379)	(3,162)
Acquisition of broadcast properties	(190)	(763)
Proceeds from sale and disposal of assets	1,669	—
Proceeds from insurance claims	213	—
Other investing activities	—	263
Net cash provided by (used in) investing activities	313	(3,662)
Cash flows from financing activities:
Cash dividends paid	(3,716)	(5,058)
Payments on long-term debt	—	(10,000)
Purchase of treasury shares	(41)	(327)
Net cash used in financing activities	(3,757)	(15,385)
Net increase (decrease) in cash and cash equivalents	4,875	(6,217)
Cash and cash equivalents, beginning of period	44,034	44,729
Cash and cash equivalents, end of period	$48,909	$38,512

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2019.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,911)	$4,734	$(3,231)	$6,104
Less: Income (loss) allocated to unvested participating securities	(104)	88	(68)	114
Net income (loss) available to common stockholders	$(4,807)	$4,646	$(3,163)	$5,990

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	5,868	5,844	5,867	5,843
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	5,868	5,844	5,867	5,843

Earnings (loss) per share:
Basic	$(.82)	$.80	$(.54)	$1.03
Diluted	$(.82)	$.80	$(.54)	$1.03

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and six months ended June 30, 2020 and 2019, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2020.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

Segments

We serve twenty-seven radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Chief Operating Decision Maker (“CODM”) evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted this standard January 1, 2020 and there was no material impact.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$15,241	$29,492	$38,995	$54,683
Digital Advertising Revenue	709	1,015	1,567	1,890
Other Revenue	916	1,684	2,355	3,434
Net Revenue	$16,866	$32,191	$42,917	$60,007

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transaction Price Allocated to the Remaining Performance Obligations

As the majority of our sales contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for sales contracts which have original expected durations of one year or less.

4. Broadcast License, Goodwill and Other Intangible Assets

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcast licenses. The fair value calculation contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) the estimated available advertising revenue within the market and the related market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value.

We also evaluate goodwill for impairment annually, or more frequently if certain circumstances are present. If the carrying amount of goodwill is greater than the implied value of goodwill determined by completing a hypothetical purchase price allocation using estimated fair value, the carrying amount of goodwill is reduced to its implied value.

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

Second Quarter 2020 Impairment Test

Due to the impact of the COVID-19 pandemic on the U.S. economy and the related significant negative impact on our revenue for the second quarter of 2020, and the significant decline in our revenue pacing information for the third quarter of 2020 and beyond, the Company tested its FCC License for impairment during the second quarter of 2020. We also reviewed our value of goodwill and other long-lived assets during the second quarter of 2020 as of June 30, 2020, noting no impairment in goodwill or other long-lived assets. Our broadcast revenue has been significantly negatively impacted in the majority of the states where we operate, due to economic shutdowns and the related decline in advertising spending nationwide as most companies were making massive payroll cuts out of a necessity to survive with their revenues also significantly impacted. We have experienced a significant number of cancellations of advertising on our stations, with the greatest decreases in the following industries/categories: Automotive, Entertainment, Home Improvement, Professional Services, Restaurants, and Retail. The only category where we saw an increase over the prior quarter was political advertising. We also saw significant declines in our revenue related to events, venues, travel and sports as these types of businesses have been virtually shut down.

As a result of the quantitative impairment test performed as of June 30, 2020, the Company determined that the fair value of the broadcast licenses were less than the carrying amount on the balance sheet and recorded non-cash impairment charges totaling $3.8 million related to the FCC licenses in our Bucyrus, Ohio; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Hilton Head, South Carolina; Mitchell, South Dakota; and Ocala, Florida markets. The impairment charges were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic, an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects certain key estimates and assumptions used in the impairment test in the second quarter of 2020 and the fourth quarter of 2019, and 2018. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2020, 2019 and 2018: (1) the market specific operating profit margin range remained relatively consistent with some decreases to our smaller markets due to the cost of operations in a small market ; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate increased a small percentage due to the COVID-19 pandemic; and (4) current year revenue projections were 21.4% lower than previously projected for 2020 and revenue projections for 2021 were 7.6% lower than previously projected.

	Second Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018
Discount Rates	12.7% - 13.0%	12.2% - 12.2%	12.0% - 12.0%
Operating profit margin ranges	17.8% - 36.4%	19.0% - 36.4%	19.0% - 36.4%
Market long-term revenue growth rates	0.2% - 2.9%	0.0% - 2.9%	0.5% - 2.9%

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

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2020:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2019	6,732	923
Conversion of shares	13	(13)
Issuance of restricted stock	29	44
Forfeiture of restricted stock	(3)	—
Balance, December 31, 2019	6,771	954
Forfeiture of restricted stock	(2)	—
Balance, June 30, 2020	6,769	954

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2020, we have remaining authorization of $19.2 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan will be funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent extension being through May 28, 2020. During the three and six months ended June 30, 2020 and 2019, approximately 800, 1,600, 8,600 and 11,100 shares, respectively were repurchased for $21,000, $41,000, $247,000 and $327,000 respectively, related to the Stock Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2020, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $6.5 million and $6.8 million and $5.9 million and $6.1 million at June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, we recorded an additional $134 thousand and $594 thousand of lease liabilities under operating leases. Payments on lease liabilities during the three and six months ended June 30, 2020 and 2019 totaled $401 thousand, $858 thousand, $405 thousand and $816 thousand, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2020 and 2019, our total lease expense was $433 thousand, $866 thousand, $423 thousand and $852 thousand, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2020 (in thousands):

Years Ending December 31,
2020 (a)	$873
2021	1,680
2022	1,521
2023	1,193
2024	859
Thereafter	1,861
Total lease payments (b)	7,987
Less: Interest (c)	1,192
Present value of lease liabilities (d)	$6,795

(a)	Remaining payments are for the six-months ending December 31, 2020
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2020.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.6 years and 4.6%, respectively, at June 30, 2020.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

8. Income taxes

On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, and updating the definition of qualified improvement property. This legislation currently has no material impact to the Company’s financial statements.

An income tax benefit of $3.8 million was recorded for the three months ended June 30, 2020 compared to income tax expense of $1.9 million for the three months ended June 30, 2019. The effective tax rate was approximately 43.7% for the three months ended June 30, 2020 compared to 28.1% for the three months ended June 30, 2019. An income tax benefit of $3.1 million was recorded for the six months ended June 30, 2020 compared to income tax expense of $2.4 million for the six months ended June 30, 2019. The effective tax rate was approximately 49.0% for the six months ended June 30, 2020 compared to 28.2% for the six months ended June 30, 2019. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The current quarter tax rate was impacted by the broadcast license impairment charge which was a discrete item and contributed approximately $1.1 million of tax benefit for the three and six month periods ended June 30, 2020.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and six months ended June 30, 2020 and 2019, respectively.

There were no options granted during 2020 and 2019 and there were no stock options outstanding as of June 30, 2020. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2020	128,224	$34.66
Vested	2,304	35.20
Forfeited	1,802	33.67
Non-vested and outstanding at June 30, 2020	124,118	$34.66

For the three and six months ended June 30, 2020 and 2019, we had $612,000, $1,181,000, $565,000 and $1,124,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2020 and 2019 was $69,000, $127,000, $62,000 and $125,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment is included as Exhibit 10(v) to this 10-Q filing.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at June 30, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which was presented in current portion of long-term debt on our balance sheet at December 31, 2018.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2020.

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On June 18, 2020, the Company’s Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19.

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

13. Other Income

During the first quarter of 2020, the Company sold land and a building on one of our tower sites in our Bellingham, Washington market for approximately $1.7 million to Talbot Real Estate, LLC. The cash was received on April 1, 2020. The Company recognized a gain on the sale of assets of approximately $1.4 million as of June 30, 2020. The gain is recorded in the other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Income.

During the first quarter of 2020, there was weather related damage to a tower in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal of the tower. The insurance settlement was finalized during the first quarter and the Company received cash proceeds of $208 thousand, resulting in a gain of $208 thousand. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Impact and Response

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Throughout the second quarter of 2020 the COVID-19 pandemic has continued to spread. During the second quarter of 2020, numerous state and local governments issued or extended “shelter-in-place” orders, materially impacting and restricting various aspects of our business. While these “shelter-in-place” orders have been lifted, there have been varying degrees to which the economy has reopened in each state. Our broadcast revenue has been significantly negatively impacted in the majority of states where we operate. We experienced a number of cancellations of advertising on our stations, especially regarding events, venues, sports, high ticket items, healthcare and automotive sales during the second quarter of 2020. We have been successful at creating fresh, innovative and effective new advertising which has helped generate business for a number of our customers so that they are better positioned to remain open. Our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, and customers.

In response to the pandemic, we instituted the following actions in March which remained in place for some portion of the second quarter:

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

The severity of these restrictions and the date we resumed more normal operations varied by market during the second quarter based on the reduction in restrictions under “shelter-in-place” orders and improved public health conditions. While all of the above-referenced steps were, and some remain, necessary and appropriate in light of the COVID-19 pandemic, they impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the advertising abilities of our customers, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace in the latter part of March and through the date of this report. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

As a result of the current challenging economic conditions, our reported results for the six months ended June 30, 2020 are not reflective of current market conditions. We began the year under positive conditions however our operating income for the three and six months ended June 30, 2020 decreased by $15,267,000 and $15,065,000, over the comparable prior year period. Advertising spending has significantly declined as a result of the disruptions to business activity in the markets where we operate due to the pandemic. This decline in advertising spending is causing our revenue and related net income to significantly decline. We anticipate our revenue for the third quarter of 2020 to be lower than 2019 by 25% to 30%. Although we have undertaken a number of steps to reduce costs, such cost control measures will not completely offset the declines in revenue. The extent to which these revenue conditions will persist is difficult to predict, given the uncertainty around further restrictive measures by governmental authorities and the duration of those actions. As the pandemic spread and government and business responses expanded, we focused on protecting our liquidity and closely managing our cash flows, including taking the following actions:

•	Delaying capital expenditures where practical,
•	Suspending the repurchase of shares under our share repurchase program,
•	Temporarily suspending our quarterly dividend beginning in the second quarter,
•	Implementing a series of initiatives to control or reduce costs,
•	Consistently monitoring, following up and managing accounts receivable and collections,
•	Providing innovative new sales strategies to help the businesses in the communities we serve,

•	Providing many existing clients and other local businesses with free advertising to assist in their survival and to help them prepare for an eventual turnaround.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2020 and 2019, approximately 89% and 89%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 38%, 38%, 39% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2020	2019	2019	2018
Market:
Charleston, South Carolina	5%	5%	5%	5%
Columbus, Ohio	10%	10%	11%	11%
Des Moines, Iowa	6%	6%	6%	7%
Milwaukee, Wisconsin	11%	11%	11%	12%
Norfolk, Virginia	6%	6%	6%	6%

During the six months ended June 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, the radio stations in our five largest markets when combined, represented approximately 56%, 44%, 43% and 46%, respectively, of our consolidated station operating income. We note that the percent of consolidated station operating income at June 30, 2020 is higher than normal due to the impact of the COVID-19 pandemic on our markets. If the pandemic is resolved, we would anticipate results by market to be back to normalized amounts in future years. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2020	2019	2019	2018
Market:
Charleston, South Carolina	2%	4%	4%	4%
Columbus, Ohio	25%	15%	15%	16%
Des Moines, Iowa	3%	6%	6%	6%
Milwaukee, Wisconsin	19%	13%	12%	14%
Norfolk, Virginia	7%	6%	6%	6%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Results of Operations

The following tables summarize our results of operations for the three months ended June 30, 2020 and 2019.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$16,866	$32,191	$(15,325)	(47.6)%
Station operating expense	18,652	22,879	(4,227)	(18.5)%
Corporate general and administrative	3,070	2,706	364	13.5%
Other operating (income) expense, net	46	(2)	48	N/M
Impairment of broadcast licenses	3,757	—	3,757	N/M
Operating income (loss)	(8,659)	6,608	(15,267)	(231.0)%
Interest expense	82	184	(102)	(55.4)%
Interest income	(25)	(160)	135	(84.4)%
Other income	—	—	—	N/M
Income (loss) before income tax (benefit) expense	(8,716)	6,584	(15,300)	(232.4)%
Income tax (benefit) expense	(3,805)	1,850	(5,655)	(305.7)%
Net income (loss)	$(4,911)	$4,734	$(9,645)	(203.7)%
Earnings (loss) per share (diluted)	$(.82)	$.80	(1.62)	(202.5)%

N/M =      Not Meaningful

For the three months ended June 30, 2020, consolidated net operating revenue was $16,866,000 compared with $32,191,000 for the three months ended June 30, 2019, a decrease of $15,325,000 or 47.6%. The decrease in revenue was attributable to the COVID-19 pandemic and various governmental shutdowns within the markets we operate. We had decreases in gross local revenue of $13,060,000, gross national revenue of $2,203,000, non-spot revenue of $737,000, and gross barter revenue of $477,000 partially offset by a decrease in agency commissions of $1,470,000 and an increase in gross political revenue of $94,000, from the second quarter of 2019. Gross local revenue was most impacted at our Asheville, North Carolina; Charleston, South Carolina; Manchester, New Hampshire; Norfolk, Virginia; Portland, Maine; and Springfield, Massachusetts markets. The decrease in gross national revenue was at the majority of our markets. The decrease in gross barter revenue was primarily attributable to decreases in Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Ocala, Florida and Portland, Maine markets. The decrease in non-spot gross revenue is primarily due to decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was attributable to more national, local and state elections in 2020 versus 2019.

Station operating expense was $18,652,000 for the three months ended June 30, 2020, compared with $22,879,000 for the three months ended June 30, 2019, a decrease of $4,227,000 or 18.5%. The decrease in operating expense was primarily a result of decreases in commission expense, sales ratings survey expenses, compensation related expenses, advertising and promotional expenses, barter expenses, and music licensing fees of $1,332,000, $626,000, $538,000, $454,000, $431,000 and $268,000 respectively from the second quarter of 2019.

We had an operating loss for the three months ended June 30, 2020 of $8,659,000 compared to operating income of $6,608,000 for the three months ended June 30, 2019, a decrease of $15,267,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, and a non cash impairment charge related to our broadcast licenses of $3,757,000, an increase in corporate general and administrative expenses of $364,000 and other operating expense of $46,000. The increase in corporate general and administrative expenses was primarily attributable to increases in insurance expenses, contribution expenses, legal expenses, and non cash compensation related expenses of $74,000, $65,000, $56,000, and $48,000, respectively from second quarter of 2019.

We generated a net loss of $4,911,000 ($(0.82) per share on a fully diluted basis) during the three months ended June 30, 2020, compared to net income of $4,734,000 ($0.80 per share on a fully diluted basis) for the three months ended June 30, 2019, a decrease of $9,645,000. The decrease in net income is primarily due to the decrease in operating loss/income, described above, a decrease in interest income of $135,000 and a decrease in income tax expense of $5,655,000 partially offset by a decrease in our interest expense of $102,000. The decrease in our interest expense is due to a decrease in our interest rate and a decrease in our debt outstanding. The decrease in our income tax expense is due to the decrease in income before income tax.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Results of Operations

The following tables summarize our results of operations for the six months ended June 30, 2020 and 2019.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$42,917	$60,007	$(17,090)	(28.5)%
Station operating expense	40,851	46,042	(5,191)	(11.3)%
Corporate general and administrative	6,085	5,391	694	12.9%
Other operating (income) expense, net	(1,284)	1	(1,285)	N/M
Impairment of broadcast licenses	3,757	—	3,757	N/M
Operating income (loss)	(6,492)	8,573	(15,065)	(175.7)%
Interest expense	190	392	(202)	(51.5)%
Interest income	(133)	(323)	190	(58.8)%
Other income	(213)	—	(213)	N/M
Income (loss) before income tax (benefit) expense	(6,336)	8,504	(14,840)	(174.5)%
Income tax (benefit) expense	(3,105)	2,400	(5,505)	(229.4)%
Net income (loss)	$(3,231)	$6,104	$(9,335)	(152.9)%
Earnings (loss) per share (diluted)	$(.54)	$1.03	(1.57)	(152.4)%

N/M =      Not Meaningful

For the six months ended June 30, 2020, consolidated net operating revenue was $42,917,000 compared with $60,007,000 for the six months ended June 30, 2019, a decrease of $17,090,000 or 28.5%. The decrease in revenue was primarily due to the COVID-19 pandemic and various governmental shutdowns within the markets we operate and the country as a whole. We had a decrease in gross local revenue of $15,252,000, a decrease in gross national revenue of $2,336,000, a decrease in non-spot gross revenue of $965,000 and a decrease in barter revenue of $728,000 partially offset by an increase in gross political revenue of $1,053,000 and a decrease in agency commissions of $1,568,000, for the comparable period of 2019. Gross local revenue was most impacted at our Asheville, North Carolina; Champaign, Illinois; Portland, Maine; and Springfield, Massachusetts markets. The decrease in gross national revenue was at the majority of our markets. The decrease in gross barter revenue was primarily attributable to decreases in Champaign, Illinois; Columbus, Ohio; Des Moines, Iowa; Ocala, Florida and Portland, Maine markets. The decrease in non-spot gross revenue is primarily due to decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was attributable to more national, local and state elections in 2020 versus 2019.

Station operating expense was $40,851,000 for the six months ended June 30, 2020, compared with $46,042,000 for the six months ended June 30, 2019, a decrease of $5,191,000 or 11.3%. The decrease in operating expense was primarily a result of decreases in commission expense, sales ratings survey expenses, barter expenses, compensation related expenses, advertising and promotional expenses, barter expenses, and music licensing fees of $1,718,000, $1,247,000, $615,000, $590,000, $548,000 and $310,000 respectively for the comparable period of 2019.

We had an operating loss for the six months ended June 30, 2020 of $6,492,000 compared to operating income of 8,573,000 for the six months ended June 30, 2019, a decrease of $15,065,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, and a non cash impairment charge related to our broadcast licenses of $3,757,000, an increase in corporate general and administrative expenses of $694,000 offset by an increase in other operating income of $1,285,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1.4 million. The increase in corporate general and administrative expenses was primarily attributable to increases in legal expenses, contribution expenses, franchise tax expenses, insurance expenses and non cash compensation related expenses of $171,000, $122,000, $79,000, $58,000 and $58,000, respectively for the comparable period of 2019.

We generated a net loss of $3,231,000 ($(0.54) per share on a fully diluted basis) during the six months ended June 30, 2020, compared to net income of $6,104,000 ($1.03 per share on a fully diluted basis) for the six months ended June 30, 2019, a decrease of $9,335,000. The decrease in net income is primarily due to the decrease in operating income, described above, a decrease in interest income of $190,000, and a decrease in income tax expense of $5,505,000 partially offset by increase in other income of $213,000 due to insurance proceeds for weather-related damage, and a decrease in interest expense of $202,000. The decrease in our interest expense is due to a decrease in our interest rate and a decrease in our debt outstanding. The decrease in our income tax expense is due to the decrease in income before income tax.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Report.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, dated August 18, 2015, which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation into a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment is included as Exhibit 10(v) to this 10-Q filing.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at June 30, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which was presented in current portion of long-term debt on our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2020.

Sources and Uses of Cash

During the six months ended June 30, 2020 and 2019, we had net cash flows from operating activities of $8,319,000 and $12,830,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2020, we have repurchased 2.1 million shares of our Class A Common Stock for $56.6 million. During the three and six months ended June 30, 2020, approximately 800 and 1,600 shares were repurchased for $21,000 and $41,000, respectively, related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2020 were $1,379,000 ($3,162,000 in 2019). We anticipate capital expenditures in 2020 to be approximately $2.0 million to $2.5 million, which we expect to finance through funds generated from operations.

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

On March 4, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at June 30, 2020.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Except as set forth below, there have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Broadcast Licenses and Goodwill: As of June 30, 2020, we have recorded approximately $91,600,000 in broadcast licenses and $19,106,000 in goodwill, which represents 45.5% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year or an interim impairment test when a triggering event occurs.

During the second quarter of 2020, we recognized a $3,757,000 impairment charge for broadcast license due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic , an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market in our Bucyrus, Ohio; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Hilton Head, South Carolina; Mitchell, South Dakota; and Ocala, Florida markets. We also reviewed our value of goodwill and other long-lived assets during the second quarter of 2020 as of June 30, 2020, noting no impairment in goodwill or other long-lived assets. Please refer to Note 4 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our second quarter impairment test.

There was no impairment of broadcast licenses in 2019 or 2018.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4)

risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of June 30, 2020, we would have recorded an additional broadcast license impairment of approximately $4.8 million; had the fair values of each of our broadcasting licenses been lower by 20% as of June 30, 2020, we would have recorded an additional broadcast license impairment of approximately $11.3 million; and had the fair value of our broadcasting licenses been lower by 30% as of June 30, 2020, we would have recorded an additional broadcast license impairment of approximately $19.1 million.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Our business, results of operations and financial condition may be adversely affected by the ongoing COVID-19 pandemic and the actions taken by governmental authorities in response to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2020.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 - April 30, 2020	—	$—	—	$19,214,262
May 1 - May 31, 2020	—	$—	—	$19,214,262
June 1 – June 31, 2020	808	$25.82	—	$19,193,403
Total	808	$25.82	—	$19,193,403

(a)

We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

10(v)	Assumption Agreement and Amendment of Loan Documents dated May 11, 2020 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank, and Citizens Bank.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 7, 2020	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2020	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)