Form 10-Q
period 2020-09-30
SAGA COMMUNICATIONS INC
filed 2020-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 5, 2020 was 5,038,969 and 953,842, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,279	$44,034
Accounts receivable, net	13,668	18,962
Prepaid expenses and other current assets	3,278	2,478
Barter transactions	1,227	1,246
Total current assets	66,452	66,720
Property and equipment	142,648	142,403
Less accumulated depreciation	86,771	83,692
Net property and equipment	55,877	58,711
Other assets:
Broadcast licenses, net	90,208	95,311
Goodwill	19,106	18,963
Other intangibles, deferred costs and investments, net	11,521	12,689
	$243,164	$252,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,226	$2,117
Payroll and payroll taxes	6,446	7,439
Dividend payable	—	1,797
Other accrued expenses	4,910	4,996
Barter transactions	1,080	1,152
Total current liabilities	14,662	17,501
Deferred income taxes	23,227	25,152
Long-term debt	10,000	10,000
Other liabilities	7,036	7,389
Total liabilities	54,925	60,042
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	68,479	66,811
Retained earnings	156,722	162,822
Treasury stock	(37,039)	(37,358)
Total stockholders’ equity	188,239	192,352
	$243,164	$252,394

Note: The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$24,143	$31,274	$67,060	$91,281
Station operating expenses	19,616	23,600	60,467	69,642
Corporate general and administrative	2,838	2,788	8,923	8,179
Other operating expense (income), net	50	85	(1,234)	86
Impairment of broadcast licenses	1,392	—	5,149	—
Operating income (loss)	247	4,801	(6,245)	13,374
Interest expense	75	180	265	572
Interest income	(8)	(162)	(141)	(485)
Other income	—	(11)	(213)	(11)
Income (loss) before income tax (benefit) expense	180	4,794	(6,156)	13,298
Income tax (benefit) expense	1,130	1,460	(1,975)	3,860
Net income (loss)	$(950)	$3,334	$(4,181)	$9,438

Earnings (loss) per share:
Basic	$(0.16)	$.56	$(0.70)	$1.59
Diluted	$(0.16)	$.56	$(0.70)	$1.59

Weighted average common shares	5,869	5,834	5,867	5,840
Weighted average common and common equivalent shares	5,869	5,834	5,867	5,840

Dividends declared per share	$—	$.30	$.32	$.90

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income, Three months ended March 31, 2019	—	—	—	—	—	1,370	—	1,370
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	559	—	—	559
Purchase of shares held in treasury	—	—	—	—	—	—	(80)	(80)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at March 31, 2019	6,732	$67	923	$9	$65,241	$156,275	$(36,266)	$185,326
Net income, Three months ended June 30, 2019	—	—	—	—	—	4,734	—	4,734
Dividends declared per common share	—	—	—	—	—	(1,784)	—	(1,784)
Compensation expense related to restricted stock awards	—	—	—	—	565	—	—	565
Purchase of shares held in treasury	—	—	—	—	—	—	(247)	(247)
Balance at June 30, 2019	6,732	$67	923	$9	$65,806	$159,225	$(36,513)	$188,594
Net income, Three months ended September 30, 2019	—	—	—	—	—	3,334	—	3,334
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,781)	—	(1,781)
Compensation expense related to restricted stock awards	—	—	—	—	532	—	—	532
Purchase of shares held in treasury	—	—	—	—	—	—	(276)	(276)
Balance at September 30, 2019	6,730	$67	923	$9	$66,338	$160,778	$(36,789)	$190,403

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income, Three months ended March 31, 2020	—	—	—	—	—	1,680	—	1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913
Net loss, Three months ended June 30, 2020	—	—	—	—	—	(4,911)	—	(4,911)
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	—	612	—	—	612
Purchase of shares held in treasury	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2020	6,769	$68	954	$9	$67,861	$157,672	$(37,017)	$188,593
Net loss, Three months ended September 30, 2020	—	—	—	—	—	(950)	—	(950)
Compensation expense related to restricted stock awards	—	—	—	—	618	—	—	618
Purchase of shares held in treasury	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	6,769	$68	954	$9	$68,479	$156,722	$(37,039)	$188,239

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$8,206	$18,968
Cash flows from investing activities:
Acquisition of property and equipment	(1,880)	(4,667)
Acquisition of broadcast properties	(190)	(763)
Proceeds from sale and disposal of assets	1,675	250
Proceeds from insurance claims	213	—
Other investing activities	—	—
Net cash provided by (used in) investing activities	(182)	(5,180)
Cash flows from financing activities:
Cash dividends paid	(3,716)	(6,842)
Payments on long-term debt	—	(10,000)
Purchase of treasury shares	(63)	(603)
Net cash used in financing activities	(3,779)	(17,445)
Net increase (decrease) in cash and cash equivalents	4,245	(3,657)
Cash and cash equivalents, beginning of period	44,034	44,729
Cash and cash equivalents, end of period	$48,279	$41,072

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2019.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2020, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(950)	$3,334	$(4,181)	$9,438
Less: Income (loss) allocated to unvested participating securities	(20)	61	(86)	173
Net income (loss) available to common stockholders	$(930)	$3,273	$(4,095)	$9,265

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	5,869	5,834	5,867	5,840
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	5,869	5,834	5,867	5,840

Earnings (loss) per share:
Basic	$(.16)	$.56	$(.70)	$1.59
Diluted	$(.16)	$.56	$(.70)	$1.59

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2020 and 2019, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2020.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$22,124	$28,562	$61,119	$83,245
Digital Advertising Revenue	845	879	2,412	2,769
Other Revenue	1,174	1,833	3,529	5,267
Net Revenue	$24,143	$31,274	$67,060	$91,281

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

2020 Impairment Test

Due to the impact of the COVID-19 pandemic on the U.S. economy and the related significant negative impact on our revenue for the second and third quarter of 2020, and the significant decline in our revenue pacing information for the fourth quarter of 2020 (excluding political advertising) and beyond in the majority of our markets, the Company tested its FCC License for impairment during the second quarter and again in the third quarter of 2020. We also reviewed our value of goodwill and other long-lived assets during the second quarter of 2020 as of June 30, 2020 and again in the third quarter of 2020 as of September 30, 2020, noting no impairment in goodwill or other long-lived assets. Our broadcast revenue has been significantly negatively impacted in the majority of the states where we operate, due to economic shutdowns and the related decline in advertising spending nationwide as most companies were making massive payroll cuts out of a necessity to survive with their revenues also significantly impacted. We have experienced a significant number of cancellations of advertising on our stations, with the greatest decreases in the following industries/categories: Automotive, Entertainment, Home Improvement, Professional Services, Restaurants, and Retail. The only category where we saw an increase over the prior quarter and year to date were political advertising and government/public service/issue. We also saw significant declines in our revenue related to events, venues, travel and sports as these types of businesses have been virtually shut down. We are starting to see increased revenues from our low point in Q2 2020, however, they are not at the previously expected recovery rate. Many areas of advertising and markets are slower to recover than we had expected during our Q2 2020 impairment analysis.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these markets due to the impact of the COVID-19 pandemic, an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market.

As a result of the quantitative impairment test performed as of September 30, 2020, the Company determined that the fair value of the broadcast licenses were less than the carrying amount on the balance sheet and recorded non-cash impairment charges totaling $1.4 million for the quarter ended September 30, 2020 related to the FCC licenses in our Bellingham, Washington; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Mitchell, South Dakota; Spencer, Iowa and Springfield, Illinois. The impairment charges were primarily due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic, an increase in the discount rate used in 2019 but slightly less than in the second quarter of 2020, in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market. If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

The following table reflects certain key estimates and assumptions used in the impairment test in the second and third quarter of 2020 and the fourth quarter of 2019, and 2018. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing among 2020, 2019 and 2018: (1) the market specific operating profit margin range remained relatively consistent with some decreases to our smaller markets due to the cost of operations in a small market ; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate increased a small percentage due to the COVID-19 pandemic; and (4) current year revenue projections were 10.4% - 21.4% lower than previously projected for 2020 and revenue projections for 2021 were 7.6% - 10.7% lower than previously projected.

	Second and Third Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018
Discount Rates	12.6% - 13.0%	12.2% - 12.2%	12.0% - 12.0%
Operating profit margin ranges	17.8% - 36.4%	19.0% - 36.4%	19.0% - 36.4%
Market long-term revenue growth rates	0.2% - 2.9%	0.0% - 2.9%	0.5% - 2.9%

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2020:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2019	6,732	923
Conversion of shares	13	(13)
Issuance of restricted stock	29	44
Forfeiture of restricted stock	(3)	—
Balance, December 31, 2019	6,771	954
Forfeiture of restricted stock	(2)	—
Balance, September 30, 2020	6,769	954

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2020, we have remaining authorization of $19.2 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent extension being through May 28, 2020. During the three and nine months ended September 30, 2020 and 2019, approximately 1,000, 2,600, 9,600 and 20,700 shares, respectively were repurchased for $22,000, $63,000, $276,000 and $603,000 respectively, related to the Stock Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2020, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets and lease liabilities were $6.3 million and $6.6 million at September 30, 2020 and $6.9 million and $7.0 million at December 31, 2019, respectively. During the three and nine months ended September 30, 2020, we recorded an additional $168,000 and $762,000 of lease liabilities under operating leases. Payments on lease liabilities during the three and nine months ended September 30, 2020 and 2019 totaled $444,000, $1,302,000, $442,000 and $1,258,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2020 and 2019, our total lease expense was $444,000, $1,310,000, $420,000 and $1,272,000, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2020 (in thousands):

Years Ending December 31,
2020 (a)	$438
2021	1,710
2022	1,552
2023	1,226
2024	892
Thereafter	1,911
Total lease payments (b)	7,729
Less: Interest (c)	1,134
Present value of lease liabilities (d)	$6,595

(a)	Remaining payments are for the three-months ending December 31, 2020
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2020.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.5 years and 4.5%, respectively, at September 30, 2020.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

An income tax expense of $1.1 million was recorded for the three months ended September 30, 2020 compared to income tax expense of $1.5 million for the three months ended September 30, 2019. The effective tax rate was approximately 628% for the three months ended September 30, 2020 compared to 30.5% for the three months ended September 30, 2019. An income tax benefit of $2.0 million was recorded for the nine months ended September 30, 2020 compared to income tax expense of $3.9 million for the nine months ended September 30, 2019. The effective tax rate was approximately 32.1% for the nine months ended September 30, 2020 compared to 29.0% for the nine months ended September 30, 2019. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The current quarter and year to date tax rate was impacted by the broadcast license impairment charge which was a discrete item and contributed approximately $400 thousand of tax benefit for the three months ended September 30, 2020 and $1.5 million of tax benefit for the nine month period ended September 30, 2020.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three and nine months ended September 30, 2020 and 2019, respectively.

There were no options granted during 2020 and 2019 and there were no stock options outstanding as of September 30, 2020. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the nine months ended September 30, 2020:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2020	128,224	$34.66
Vested	5,376	34.83
Forfeited	1,802	33.67
Non-vested and outstanding at September 30, 2020	121,046	$34.67

For the three and nine months ended September 30, 2020 and 2019, we had $618,000, $1,799,000, $532,000 and $1,656,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

benefit recognized for the three and nine months ended September 30, 2020 and 2019 was $71,000, $198,000, $51,000 and $176,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment is was filed as Exhibit 10(v) to our Form 10-Q for the quarter ended June 30, 2020.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at September 30, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2020.

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

13. Other Income

During the first quarter of 2020, the Company sold land and a building on one of its tower sites in its Bellingham, Washington market for approximately $1.7 million to Talbot Real Estate, LLC. The cash was received on April 1, 2020. The Company recognized a gain on the sale of assets of approximately $1.4 million as of June 30, 2020. The gain is recorded in the other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Income.

During the first quarter of 2020, there was weather related damage to an antenna in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. The insurance settlement was finalized during the first quarter and the Company received cash proceeds of $208 thousand, resulting in a gain of $208 thousand. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Impact and Response

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Throughout the third quarter of 2020 the COVID-19 pandemic has continued to spread. During the second quarter of 2020, numerous state and local governments issued or extended “shelter-in-place” orders, materially impacting and restricting various aspects of our business. While these “shelter-in-place” orders have been lifted, there have been varying degrees to which the economy has reopened in each state. Our broadcast revenue has been significantly negatively impacted in the majority of states where we operate. We have continued to experience a number of cancellations of advertising on our stations, especially regarding events, venues, sports, high ticket items, healthcare and automotive sales during the third quarter of 2020. Our sales teams are focused on how to meet changing needs of our customers in this environment.   We are investing in training our salespeople using a variety of different programs.  We have been successful at creating fresh, innovative and effective new advertising which has helped generate business for a number of our customers so that they are better positioned to remain open. Our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees and customers.

In response to the pandemic, we instituted the following actions in March which remained in place for some portion of the third quarter:

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

The severity of governmental restrictions and the date we resumed more normal operations varied by market during the second quarter and third quarter based on the reduction in restrictions under “shelter-in-place” orders and improved public health conditions. While all of the above-referenced steps were, and some remain, necessary and appropriate in light of the COVID-19 pandemic, they impacted our ability to operate our business in its ordinary and traditional course. Those restrictions, combined with a reduction in the advertising abilities of our customers, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace in the latter part of March and through the date of this report. The potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 are uncertain and include, among other things, significant volatility in financial markets. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

As a result of the current challenging economic conditions, our reported results for the nine months ended September 30, 2020 are not reflective of current market conditions. We began the year under positive conditions however our operating income for the three and nine months ended September 30, 2020 decreased by $4,554,000 and $19,619,000, over the comparable prior year period. Advertising spending has significantly declined as a result of the disruptions to business activity in the markets where we operate due to the pandemic. This decline in advertising spending is causing our revenue and related net income to significantly decline. We have however seen some increase in revenue from a low point in the second quarter of 2020, although not to levels expected prior to the pandemic. We anticipate our revenue for the fourth quarter of 2020 to be lower than 2019 by 5% to 10%. Although we have undertaken a number of steps to reduce costs, such cost control measures will not completely offset the declines in revenue. The extent to which these revenue conditions will persist is difficult to predict, given the uncertainty around further restrictive measures by governmental authorities and the duration of those actions. As the pandemic spread and government and business responses expanded, we focused on protecting our liquidity and closely managing our cash flows, including taking the following actions:

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

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets). Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry and serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for our results of operations presented on a GAAP basis.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the nine months ended September 30, 2020 and 2019, approximately 86% and 89%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 38%, 38%, 39% and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

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

During the nine months ended September 30, 2020 and 2019 and the years ended December 31, 2019 and 2018, the radio stations in our five largest markets, when combined, represented approximately 52%, 42%, 43% and 46%, respectively, of our consolidated station operating income. We note that the percent of consolidated station operating income at September 30, 2020 is higher than normal due to the impact of the COVID-19 pandemic on our markets. If the pandemic is resolved, we would anticipate results by market to be back to normalized amounts in future years. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2020	2019	2019	2018
Market:
Charleston, South Carolina	4%	3%	4%	4%
Columbus, Ohio	19%	15%	15%	16%
Des Moines, Iowa	6%	6%	6%	6%
Milwaukee, Wisconsin	16%	12%	12%	14%
Norfolk, Virginia	7%	6%	6%	6%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results of Operations

The following tables summarize our results of operations for the three months ended September 30, 2020 and 2019.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$24,143	$31,274	$(7,131)	(22.8)%
Station operating expense	19,616	23,600	(3,984)	(16.9)%
Corporate general and administrative	2,838	2,788	50	1.8%
Other operating (income) expense, net	50	85	(35)	N/M
Impairment of broadcast licenses	1,392	—	1,392	N/M
Operating income (loss)	247	4,801	(4,554)	(94.9)%
Interest expense	75	180	(105)	(58.3)%
Interest income	(8)	(162)	154	(95.1)%
Other income	—	(11)	11	N/M
Income (loss) before income tax (benefit) expense	180	4,794	(4,614)	(96.2)%
Income tax (benefit) expense	1,130	1,460	(330)	(22.6)%
Net income (loss)	$(950)	$3,334	$(4,284)	(128.5)%
Earnings (loss) per share (diluted)	$(.16)	$.56	(.72)	(128.6)%

N/M =      Not Meaningful

For the three months ended September 30, 2020, consolidated net operating revenue was $24,143,000 compared with $31,274,000 for the three months ended September 30, 2019, a decrease of $7,131,000 or 22.8%. The decrease in revenue was attributable to the COVID-19 pandemic and various governmental shutdowns within the markets we operate. We had decreases in gross local revenue of $6,995,000, gross national revenue of $1,130,000, non-spot revenue of $645,000, and gross barter revenue of $509,000 partially offset by an increase in gross political revenue of $1,692,000 and a decrease in agency commissions of $547,000, from the third quarter of 2019. The decrease in gross local, national and barter revenue was at the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertisers’ businesses. The decrease in non-spot gross revenue is primarily due to decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was attributable to more national, local and state elections in 2020 versus 2019. The decrease in agency commissions is due to the decrease in gross revenue.

Station operating expense was $19,616,000 for the three months ended September 30, 2020, compared with $23,600,000 for the three months ended September 30, 2019, a decrease of $3,984,000 or 16.9%. The decrease in operating expense was primarily a result of decreases in compensation related expenses, sales rating survey expenses, commission expense, barter expenses, music licensing fees, and advertising and promotional expenses, of $1,039,000, $680,000, $656,000, $488,000, $205,000 and $178,000 respectively from the third quarter of 2019.

We had operating income for the three months ended September 30, 2020 of $247,000 compared to $4,801,000 for the three months ended September 30, 2019, a decrease of $4,554,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, and a non cash impairment charge related to our broadcast licenses of $1,392,000, an increase in corporate general and administrative expenses of $50,000 and a decrease in other operating expense of $35,000. The increase in corporate general and administrative expenses was primarily attributable to increases in non cash compensation expenses, legal expenses and insurance expenses of $87,000, $87,000, and $52,000, respectively, partially offset by decreases in travel related expenses of $109,000 and compensation related expenses of $63,000, from third quarter of 2019.

We generated a net loss of $950,000 ($(0.16) per share on a fully diluted basis) during the three months ended September 30, 2020, compared to net income of $3,334,000 ($0.56 per share on a fully diluted basis) for the three months ended September 30, 2019, a decrease of $4,284,000. The decrease in net income is primarily due to the decrease in operating income, described above, a decrease in interest income of $154,000 partially offset by a decrease in income tax expense of $330,000 and a decrease in our interest expense of $105,000. The decrease in our interest expense is due to a decrease in our interest rate. The decrease in our income tax expense is due to the decrease in income before income tax.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Results of Operations

The following tables summarize our results of operations for the nine months ended September 30, 2020 and 2019.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$67,060	$91,281	$(24,221)	(26.5)%
Station operating expense	60,467	69,642	(9,175)	(13.2)%
Corporate general and administrative	8,923	8,179	744	9.1%
Other operating (income) expense, net	(1,234)	86	(1,320)	N/M
Impairment of broadcast licenses	5,149	—	5,149	N/M
Operating income (loss)	(6,245)	13,374	(19,619)	(146.7)%
Interest expense	265	572	(307)	(53.7)%
Interest income	(141)	(485)	344	(70.9)%
Other income	(213)	(11)	(202)	N/M
Income (loss) before income tax (benefit) expense	(6,156)	13,298	(19,454)	(146.3)%
Income tax (benefit) expense	(1,975)	3,860	(5,835)	(151.2)%
Net income (loss)	$(4,181)	$9,438	$(13,619)	(144.3)%
Earnings (loss) per share (diluted)	$(.70)	$1.59	(2.29)	(144.0)%

N/M =      Not Meaningful

For the nine months ended September 30, 2020, consolidated net operating revenue was $67,060,000 compared with $91,281,000 for the nine months ended September 30, 2019, a decrease of $24,221,000 or 26.5%. The decrease in revenue was primarily due to the COVID-19 pandemic and various governmental shutdowns within the markets we operate and the country as a whole. We had a decrease in gross local revenue of $22,238,000, a decrease in gross national revenue of $3,468,000, a decrease in non-spot gross revenue of $1,605,000 and a decrease in barter revenue of $1,227,000 partially offset by an increase in gross political revenue of $2,749,000 and a decrease in agency commissions of $2,125,000, for the comparable period of 2019. The decrease in gross local, national and barter revenue was at the majority of our markets. The decrease in non-spot gross revenue is primarily due to decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was attributable to more national, local and state elections in 2020 versus 2019. The decrease in agency commissions is due to the decrease in gross revenue.

Station operating expense was $60,467,000 for the nine months ended September 30, 2020, compared with $69,642,000 for the nine months ended September 30, 2019, a decrease of $9,175,000 or 13.2%. The decrease in operating expense was primarily a result of decreases in commission expense, sales ratings survey expenses, compensation related expenses, barter expenses, music licensing fees and advertising and promotional expenses of $2,374,000, $1,927,000, $1,768,000, $1,103,000, $515,000 and $419,000 respectively for the comparable period of 2019.

We had an operating loss for the nine months ended September 30, 2020 of $6,245,000 compared to operating income of $13,374,000 for the nine months ended September 30, 2019, a decrease of $19,619,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, and a non cash impairment charge related to our broadcast licenses of $5,149,000, an increase in corporate general and administrative expenses of $744,000 offset by an increase in other operating income of $1,320,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1.4 million. The increase in corporate general and administrative expenses was primarily attributable to increases in legal expenses, contribution expenses, non cash compensation related expenses, insurance expenses and franchise tax expenses of $258,000, $153,000, $145,000, $110,000 and $80,000, respectively for the comparable period of 2019.

We generated a net loss of $4,181,000 ($(0.70) per share on a fully diluted basis) during the nine months ended September 30, 2020, compared to net income of $9,438,000 ($1.59 per share on a fully diluted basis) for the nine months ended September 30, 2019, a decrease of $13,619,000. The decrease in net income is primarily due to the decrease in operating income, described above, a decrease in interest income of $344,000, and a decrease in income tax expense of $5,835,000 partially offset by increase in other income of $202,000 due to insurance proceeds for weather-related damage, and a decrease in interest expense of $307,000. The decrease in our interest expense is due to a decrease in our interest rate and a decrease in our debt outstanding. The decrease in our income tax expense is due to the decrease in income before income tax.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment is was filed as Exhibit 10(v) to our Form 10-Q for the quarter ended June 30, 2020.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at September 30, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5 million from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility which was presented in current portion of long-term debt on our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2020.

Sources and Uses of Cash

During the nine months ended September 30, 2020 and 2019, we had net cash flows from operating activities of $8,206,000 and $18,968,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2020, we have repurchased 2.1 million shares of our Class A Common Stock for $56.6 million. During the three and nine months ended September 30, 2020, approximately 1,000 and 2,600 shares were repurchased for $22,000 and $63,000, respectively, related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2020 were $1,880,000 ($4,667,000 in 2019). We anticipate capital expenditures in 2020 to be approximately $2.0 million to $2.5 million, which we expect to finance through funds generated from operations.

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

Broadcast Licenses and Goodwill: As of September 30, 2020, we have recorded approximately $90,208,000 in broadcast licenses and $19,106,000 in goodwill, which represents 45.0% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We perform an annual impairment test on October 1 of each year or an interim impairment test when a triggering event occurs.

During 2020, we have recognized a $5,149,000 impairment charge ($1,392,000 in the third quarter of 2020 and $3,757,000 in the second quarter of 2020) for broadcast license due to a decrease in projected revenue in these markets due to the impact of the COVID-19 pandemic , an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market. We are starting to see increased revenue from our low point in the second quarter of 2020, however, they are not at the previously expected recovery rate. Our third quarter 2020 impairment charge related to our Bellingham, Washington; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Mitchell, North Dakota; Spencer, Iowa and Springfield, Illinois markets. Our second quarter 2020 impairment charge related to our Bucyrus, Ohio; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Hilton Head, South Carolina; Mitchell, South Dakota; and Ocala, Florida markets. We also reviewed our value of goodwill and other long-lived assets as of June 30, 2020 and September 30, 2020, noting no impairment in goodwill or other long-lived assets. Please refer to Note 4 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during our second and third quarter impairment tests.

There was no impairment of broadcast licenses in 2019 or 2018.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio and television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4)

risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, had the fair values of each of our broadcasting licenses been lower by 10% as of September 30, 2020, we would have recorded an additional broadcast license impairment of approximately $5.1 million; had the fair values of each of our broadcasting licenses been lower by 20% as of September 30, 2020, we would have recorded an additional broadcast license impairment of approximately $11.9 million; and had the fair value of our broadcasting licenses been lower by 30% as of September 30, 2020, we would have recorded an additional broadcast license impairment of approximately $19.4 million.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2020.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 - July 31, 2020	972	$22.75	—	$19,171,290
August 1 - August 31, 2020	—	$—	—	$19,171,290
September 1 - September 30, 2020	—	$—	—	$19,171,290
Total	972	$22.75	—	$19,171,290

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

SAGA COMMUNICATIONS, INC.

Date: November 9, 2020	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2020	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)