Form 10-K
period 2020-12-31
SAGA COMMUNICATIONS INC
filed 2021-03-16
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2020 on the NASDAQ: $127,731,661.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 2021 was 5,042,752 and 937,641, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2020 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects”, “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2021 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches and the effects of the ongoing COVID-19 pandemic. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2021, we owned seventy-nine FM, thirty-five AM radio stations and seventy-nine metro signals serving twenty-seven markets, including Bellingham, Washington; Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia.

The following table sets forth information about our radio stations and the markets they serve as of February 28, 2021:

		2020	2020
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics

FM:
WKLH	Milwaukee, WI	31	42	Classic Rock	Adults 40-64
WHQG	Milwaukee, WI	31	42	Rock	Men 18-49
WJMR	Milwaukee, WI	31	42	Urban Adult Contemporary	Adults 25-54
WNRG	Milwaukee, WI	31	42	Contemporary Hits	Adults 18-34
WSNY	Columbus, OH	33	36	Adult Contemporary	Women 25-54
WNND	Columbus, OH	33	36	Classic Hits	Adults 35-64
WNNP	Columbus, OH	33	36	Classic Hits	Adults 35-64
WLVQ	Columbus, OH	33	36	Classic Rock	Adults 40-64
WVMX	Columbus, OH	33	36	Hot Adult Contemporary	Women 25-44
WNOR	Norfolk, VA	39	45	Rock	Men 18-49
WAFX	Norfolk, VA	39	45	Classic Rock	Adults 40-64
KSTZ	Des Moines, IA	65	71	Hot Adult Contemporary	Women 25-44
KSTZ-HD2	Des Moines, IA	65	71	Country Legends	Adults 45-64
KIOA	Des Moines, IA	65	71	Classic Hits	Adults 35-64
KIOA-HD2	Des Moines, IA	65	71	Contemporary Hits	Adults 18-34
KAZR	Des Moines, IA	65	71	Rock	Men 18-49
KAZR-HD2	Des Moines, IA	65	71	Oldies	Adults 45+
KOEZ	Des Moines, IA	65	71	Soft Adult Contemporary	Women 35-64
WMGX	Portland, ME	71	99	Hot Adult Contemporary	Women 25-44
WYNZ	Portland, ME	71	99	Classic Hits	Adults 35-64
WPOR	Portland, ME	71	99	Contemporary Country	Adults 25-54
WCLZ	Portland, ME	71	99	Adult Album Alternative	Adults 25-54
WAVF	Charleston, SC	90	79	Adult Variety Hits	Adults 25-54
WCKN	Charleston, SC	90	79	Contemporary Country	Adults 25-54
WMXZ	Charleston, SC	90	79	Hot Adult Contemporary	Women 25-44
WMXZ-HD2	Charleston, SC	90	79	Urban Adult Contemporary	Adults 25-54
WXST	Charleston, SC	90	79	Urban Adult Contemporary	Adults 25-54
WAQY	Springfield, MA	98	101	Classic Rock	Adults 40-64
WLZX	Springfield, MA	98	101	Alternative Rock	Men 18-49
WOGK	Ocala-Gainesville, FL	113	86	Contemporary Country	Adults 25-54
WYND	Ocala-Gainesville, FL	113	86	Classic Rock	Adults 40-64
WNDD	Ocala-Gainesville, FL	113	86	Classic Rock	Adults 40-64
WNDN	Ocala-Gainesville, FL	113	86	Classic Rock	Adults 40-64

		2020	2020
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics
WZID	Manchester, NH	134	197	Adult Contemporary	Women 25-54
WMLL	Manchester, NH	134	197	Classic Rock	Adults 40-64
WZID-HD2	Manchester, NH	134	197	Classic Hits	Adults 40-64
WZID-HD3	Manchester, NH	134	197	Country Legends	Adults 45-64
WOXL	Asheville, NC	153	156	Hot Adult Contemporary	Women 25-54
WTMT	Asheville, NC	153	156	Classic Rock	Adults 40-64
WTMT-HD2	Asheville, NC	153	156	Classic Hits	Adults 35-64
WTMT-HD3	Asheville, NC	153	156	Country Legends	Adults 45-64
WOXL-HD2	Asheville, NC	153	156	Adult Album Alternative	Adults 25-54
WOXL-HD3	Asheville, NC	153	156	Oldies	Adults 45+
WSIG	Harrisonburg, VA	167	247	Classic Country	Adults 35-64
WQPO	Harrisonburg, VA	167	247	Contemporary Hits	Women 18-34
WQPO-HD2	Harrisonburg, VA	167	247	Oldies	Adults 45+
WQPD-HD3	Harrisonburg, VA	167	247	Soft Adult Contemporary	Adults 40-64
WMQR	Harrisonburg, VA	167	247	Adult Contemporary	Women 25-44
WWRE	Harrisonburg, VA	167	247	Classic Hits	Adults 35-64
WNAX	Yankton, SD	181	253	Contemporary Country	Adults 25-54
WNAX-HD2	Yankton, SD	181	253	Country Legends	Adults 45-64
KISM	Bellingham, WA	N/A	N/A	Classic Rock	Adults 40-64
KAFE	Bellingham, WA	N/A	N/A	Adult Contemporary	Women 25-54
WKVT	Brattleboro, VT	N/A	N/A	Classic Hits	Adults 35-64
WRSY	Brattleboro, VT	N/A	N/A	Adult Album Alternative	Adults 25-54
WQEL	Bucyrus, OH	N/A	N/A	Classic Hits	Adults 35-64
WLRW	Champaign, IL	N/A	N/A	Hot Adult Contemporary	Women 25-44
WREE	Champaign, IL	N/A	N/A	Classic Hits	Adults 35-64
WYXY	Champaign, IL	N/A	N/A	Classic Country	Adults 45-64
WIXY	Champaign, IL	N/A	N/A	Country	Adults 25-54
WIXY-HD2	Champaign, IL	N/A	N/A	Rock	Men 18-49
WIXY-HD3	Champaign, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WLRW-HD2	Champaign, IL	N/A	N/A	Oldies	Adults 45+
WWWV	Charlottesville, VA	N/A	N/A	Classic Rock	Adults 40-64
WQMZ	Charlottesville, VA	N/A	N/A	Adult Contemporary	Women 25-54
WCNR	Charlottesville, VA	N/A	N/A	Adult Album Alternative	Adults 25-54
WCVL	Charlottesville, VA	N/A	N/A	Contemporary Country	Adults 25-54
WCVQ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Hot Adult Contemporary	Women 25-44
WVVR	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Contemporary Country	Adults 25-54
WZZP	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Rock	Men 18-49
WRND	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Classic Hits	Adults 35-64
WCVQ-HD2	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Contemporary Christian	Adults 25-54
WCVQ-HD3	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Country Legends	Adults 45-64
WHAI	Greenfield, MA	N/A	N/A	Adult Contemporary	Women 25-54
WPVQ	Greenfield, MA	N/A	N/A	Contemporary Country	Adults 25-54
WLHH	Hilton Head, SC	N/A	N/A	Classic Hits	Adults 35-64
WOEZ	Hilton Head, SC	N/A	N/A	Soft Adult Contemporary	Women 35-64
WVSC	Hilton Head, SC	N/A	N/A	Adult Contemporary	Women 25-44
WVSC-HD2	Hilton Head, SC	N/A	N/A	Oldies	Adults 45+

		2020	2020
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics
WIII	Ithaca, NY	N/A	N/A	Classic Rock	Adults 40-64
WQNY	Ithaca, NY	N/A	N/A	Contemporary Country	Adults 25-54
WQNY-HD3	Ithaca, NY	N/A	N/A	Alternative Rock	Men 18-34
WYXL	Ithaca, NY	N/A	N/A	Adult Contemporary	Women 25-54
WYXL-HD2	Ithaca, NY	N/A	N/A	Adult Album Alternative	Adults 25-54
WYXL-HD3	Ithaca, NY	N/A	N/A	Sports	Men 25-64
WFIZ	Ithaca, NY	N/A	N/A	Contemporary Hits	Adults 18-34
WFIZ-HD2	Ithaca, NY	N/A	N/A	Classic Hits	Adults 35-64
KEGI	Jonesboro, AR	N/A	N/A	Classic Rock	Adults 40-64
KDXY	Jonesboro, AR	N/A	N/A	Contemporary Country	Adults 25-54
KJBX	Jonesboro, AR	N/A	N/A	Adult Contemporary	Women 25-54
KJBX-HD2	Jonesboro, AR	N/A	N/A	Country Legends	Adults 45-64
KDXY-HD2	Jonesboro, AR	N/A	N/A	Contemporary Hits	Adults 18-34
KDXY-HD3	Jonesboro, AR	N/A	N/A	Soft Adult Contemporary	Women 35-64
WKNE	Keene, NH	N/A	N/A	Hot Adult Contemporary	Women 25-54
WKNE-HD2	Keene, NH	N/A	N/A	Soft Adult Contemporary	Women 35-64
WKNE-HD3	Keene, NH	N/A	N/A	Oldies	Adults 45+
WSNI	Keene, NH	N/A	N/A	Adult Contemporary	Women 25-44
WSNI-HD2	Keene, NH	N/A	N/A	Adult Album Alternative	Adults 25-54
WINQ	Keene, NH	N/A	N/A	Contemporary Country	Adults 25-54
WINQ-HD2	Keene, NH	N/A	N/A	Classic Country	Adults 45-64
KMIT	Mitchell, SD	N/A	N/A	Contemporary Country	Adults 25-54
KMIT-HD2	Mitchell, SD	N/A	N/A	Soft Adult Contemporary	Women 35-64
KMIT-HD3	Mitchell, SD	N/A	N/A	Oldies	Adults 45+
KUQL	Mitchell, SD	N/A	N/A	Classic Hits	Adults 40-64
WRSI	Northampton, MA	N/A	N/A	Adult Album Alternative	Adults 25-54
WLZX-HD2	Northampton, MA	N/A	N/A	Classic Hits	Adults 35-64
WLZX-HD3	Northampton, MA	N/A	N/A	Oldies	Adults 45+
KICD	Spencer, IA	N/A	N/A	Contemporary Country	Adults 25-54
KMRR	Spencer, IA	N/A	N/A	Adult Contemporary	Women 25-54
KMRR-HD2	Spencer, IA	N/A	N/A	Oldies	Adults 45+
KMRR-HD3	Spencer, IA	N/A	N/A	Soft Adult Contemporary	Women 35-64
WYMG	Springfield, IL	N/A	N/A	Classic Rock	Adults 40-64
WDBR	Springfield, IL	N/A	N/A	Contemporary Hits	Adults 18-34
WQQL	Springfield, IL	N/A	N/A	Classic Hits	Adults 35-64
WLFZ	Springfield, IL	N/A	N/A	Contemporary Country	Adults 25-54
WDBR-HD2	Springfield, IL	N/A	N/A	Country Legends	Adults 45-64
WDBR-HD3	Springfield, IL	N/A	N/A	Oldies	Adults 45+
AM:
WJYI	Milwaukee, WI	31	42	Christian	Adults 25-54
WJOI	Norfolk, VA	39	45	Adult Standards	Adults 45-64
KRNT	Des Moines, IA	65	71	Sports	Men 18-64
KPSZ	Des Moines, IA	65	71	Christian	Adults 25-54
WGAN	Portland, ME	71	99	News/Talk	Adults 35-64
WZAN	Portland, ME	71	99	Country Legends	Adults 45-64
WBAE	Portland, ME	71	99	Soft Adult Contemporary	Women 35-64
WVAE	Portland, ME	71	99	Soft Adult Contemporary	Women 35-64
WSPO	Charleston, SC	90	79	Gospel	Adults 25-54
WLZX	Springfield, MA	98	101	Alternative Rock	Men 18-49

		2020	2020
		Market	Market
		Ranking	Ranking
		By Radio	By Radio		Target
Station	Market (a)	Revenue (b)	Market (b)	Station Format	Demographics
WFEA	Manchester, NH	134	197	News/Talk	Adults 35-64
WISE	Asheville, NC	153	156	Sports/Talk	Men 18-64
WYSE	Asheville, NC	153	156	Sports/Talk	Men 18-64
WSVA	Harrisonburg, VA	167	247	News/Talk	Adults 35-64
WHBG	Harrisonburg, VA	167	247	Sports ESPN	Men 18-64
WNAX	Yankton, SD	181	253	News/Talk	Adults 35-64
KGMI	Bellingham, WA	N/A	N/A	News/Talk	Adults 35-64
KPUG	Bellingham, WA	N/A	N/A	Sports/Talk	Men 18-64
KBAI	Bellingham, WA	N/A	N/A	Classic Hits	Adults 40-64
WINQ	Brattleboro, VT	N/A	N/A	News/Talk	Adults 35-60
WBCO	Bucyrus, OH	N/A	N/A	Classic Country	Adults 45-64
WINA	Charlottesville, VA	N/A	N/A	News/Talk	Adults 35-64
WVAX	Charlottesville, VA	N/A	N/A	Sports Talk	Men 18-64
WOEZ	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Soft Adult Contemporary	Women 35-64
WKFN	Clarksville, TN — Hopkinsville, KY	N/A	N/A	Sports/Talk ESPN	Men 18-64
WNZE	Clarksville, TN — Hopkinsville, KY	N/A	N/A	News/Talk	Men 35-64
WHMQ	Greenfield, MA	N/A	N/A	Soft Adult Contemporary	Adults 35-64
WPVQ	Greenfield, MA	N/A	N/A	Country Legends	Adults 45-64
WNYY	Ithaca, NY	N/A	N/A	Oldies	Adults 45+
WHCU	Ithaca, NY	N/A	N/A	News/Talk	Adults 35-64
WKBK	Keene, NH	N/A	N/A	News/Talk	Adults 35-64
WZBK	Keene, NH	N/A	N/A	Sports/Talk	Men 18-64
WHMP	Northampton, MA	N/A	N/A	News/Talk	Adults 35-64
KICD	Spencer, IA	N/A	N/A	News/Talk	Adults 35-64
WTAX	Springfield, IL	N/A	N/A	News/Talk	Adults 35-64

(a)	Actual city of license may differ from metropolitan market actually served.
(b)	Derived from Investing in Radio 2020 Market Report.

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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own as many as eight radio stations in a single market. See “Federal Regulation of Radio Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and Federal Communications Commission (“FCC”) rules.

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

Advertising rates charged by radio stations are based primarily on a station’s ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio advertising time, and other qualitative factors including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener/viewer ratings and changes in the business climate within a particular market.

Approximately $86,562,000 or 84% of our gross revenue for the year ended December 31, 2020 (approximately $116,474,000 or 88% in fiscal 2019 and approximately $116,386,000 or 87% in fiscal 2018) was generated from the sale of local advertising for both continuing operations and discontinued operations. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising for both continuing operations and discontinued operations in fiscal 2020 was approximately $16,361,000 or 16% of our gross revenue (approximately $15,914,000 or 12% in fiscal 2019 and approximately $18,110,000 or 13% in fiscal 2018). Gross national political revenue is included in these numbers.

Competition

Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues directly with other radio stations, as well as other media, within their markets. Our radio stations compete for listeners primarily on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener base comprised of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach these listeners.

Other media, including broadcast television and/or radio (as applicable), cable television, newspapers, magazines, direct mail, the Internet, coupons and billboard advertising, also compete with us for advertising revenues.

The radio broadcasting industry is also subject to competition from new media technologies, such as the delivery of audio programming by cable and satellite television systems, satellite radio systems, direct reception from satellites, and streaming of audio on the Internet.

Seasonality

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, is generally lowest in the first quarter. Additionally, given the disruptions in economic activity caused by the COVID-19 pandemic, our quarterly results in 2020 are not necessarily indicative of results that may be achieved in the future.

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

Human Capital Resources

Our key human capital management objectives are to attract, develop and retain top industry talent that reflects the diversity of the communities in which we broadcast. To support this goal, our human resources programs are designed to develop talent to prepare for key roles and leadership positions for the future; reward employees through competitive industry pay, benefits and other programs, instill our culture with a focus on ethical behavior and enhance our employees’ performance through investment in current technology, tools and training to enable our employees to operate at a high level.

As of December 31, 2020, we had approximately 607 full-time employees and 221 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate ethical behavior.

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

Federal Regulation of Radio Broadcasting

Introduction.   The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see “Forward Looking Statements” and “Risk Factors” contained elsewhere in this report.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules (Title 47 Code of Federal Regulation, Chapter I, Subchapters A and C) and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewal.   Radio broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. Failure to renew a license could have a material adverse effect on the Company’s business. Radio station licenses generally expire along with the licenses of all other radio stations in a given state. The FCC accepts renewal applications for various groups of radio stations every two months, the current cycle having begun in June 2019 and will conclude in June 2022 (when New York station licenses expire). During the cycle, we intend to timely file renewal applications, as required for the Company’s stations. We have filed applications for renewal of license of our radio stations in Virginia, North Carolina, South Carolina, Florida, Tennessee, Kentucky, Arkansas, Ohio, Illinois, Wisconsin and Iowa, which applications have been granted. Applications for renewal of license of our radio stations in South Dakota are pending. In January 2018, the FCC designated the renewal applications of two AM radio stations (not the Company’s) for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion. Further, the FCC has revoked the licenses of broadcast stations that failed to pay regulatory fees. The Company is current in the payment of regulatory fees to the FCC.

The following table sets forth the market and FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		FCC	Expiration Date of
Station	Market (1)	Station Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	C2	December 1, 2027
WTMT	Asheville, NC	C2	December 1, 2027
KISM	Bellingham, WA	C	February 1, 2022
KAFE	Bellingham, WA	C	February 1, 2022
WRSY	Brattleboro, VT	A	April 1, 2022
WKVT	Brattleboro, VT	A	April 1, 2022
WQEL	Bucyrus, OH	A	October 1, 2028
WLRW	Champaign, IL	B	December 1, 2028
WIXY	Champaign, IL	B1	December 1, 2028
WREE	Champaign, IL	B1	December 1, 2028
WYXY	Champaign, IL	B	December 1, 2028
WAVF	Charleston, SC	C	December 1, 2027
WCKN	Charleston, SC	C1	December 1, 2027
WMXZ	Charleston, SC	C2	December 1, 2027
WXST	Charleston, SC	C1	December 1, 2027
WWWV	Charlottesville, VA	B	October 1, 2027
WQMZ	Charlottesville, VA	A	October 1, 2027
WCNR	Charlottesville, VA	A	October 1, 2027
WCVL	Charlottesville, VA	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	A	August 1, 2028
WSNY	Columbus, OH	B	October 1, 2028
WNNP	Columbus, OH	A	October 1, 2028
WNND	Columbus, OH	A	October 1, 2028
WVMX	Columbus, OH	A	October 1, 2028
WLVQ	Columbus, OH	B	October 1, 2028
KSTZ	Des Moines, IA	C	February 1, 2029
KIOA	Des Moines, IA	C1	February 1, 2029
KAZR	Des Moines, IA	C1	February 1, 2029
KOEZ	Des Moines, IA	C0	February 1, 2029
WHAI	Greenfield, MA	A	April 1, 2022
WPVQ	Greenfield, MA	A	April 1, 2022
WMQR	Harrisonburg, VA	B1	October 1, 2027
WQPO	Harrisonburg, VA	B	October 1, 2027
WSIG	Harrisonburg, VA	B1	October 1, 2027
WWRE	Harrisonburg, VA	A	October 1, 2027
WOEZ	Hilton Head Island, SC	C3	December 1, 2027
WLHH	Hilton Head Island, SC	C3	December 1, 2027
WVSC	Hilton Head Island, SC	C3	December 1, 2027
WYXL	Ithaca, NY	B	June 1, 2022
WQNY	Ithaca, NY	B	June 1, 2022
WIII	Ithaca, NY	B	June 1, 2022
WFIZ	Ithaca, NY	A	June 1, 2022

		FCC		Expiration Date of
Station	Market (1)	Station Class (2)		FCC Authorization
KEGI	Jonesboro, AR	C2		June 1, 2028
KDXY	Jonesboro, AR	C3		June 1, 2028
KJBX	Jonesboro, AR	C3		June 1, 2028
WKNE	Keene, NH	B		April 1, 2022
WSNI	Keene, NH	A		April 1, 2022
WINQ	Keene, NH	A		April 1, 2022
WZID	Manchester, NH	B		April 1, 2022
WMLL	Manchester, NH	A		April 1, 2022
WKLH	Milwaukee, WI	B		December 1, 2028
WHQG	Milwaukee, WI	B		December 1, 2028
WNRG	Milwaukee, WI	A		December 1, 2028
WJMR	Milwaukee, WI	A		December 1, 2028
KMIT	Mitchell, SD	C1		April 1, 2021	(4)
KUQL	Mitchell, SD	C1		April 1, 2021	(4)
WNOR	Norfolk, VA	B		October 1, 2027
WAFX	Norfolk, VA	C		October 1, 2027
WOGK	Ocala, FL	C0		February 1, 2028
WYND	Ocala, FL	A		February 1, 2028
WNDD	Ocala, FL	A		February 1, 2028
WNDN	Ocala, FL	A		February 1, 2028
WRSI	Northampton, MA	A		April 1, 2022
WPOR	Portland, ME	B		April 1, 2022
WCLZ	Portland, ME	B		April 1, 2022
WMGX	Portland, ME	B		April 1, 2022
WYNZ	Portland, ME	B1		April 1, 2022
KICD	Spencer, IA	C1		February 1, 2029
KMRR	Spencer, IA	C3		February 1, 2029
WLZX	Springfield, MA	A		April 1, 2022
WAQY	Springfield, MA	B		April 1, 2022
WYMG	Springfield, IL	B		December 1, 2028
WLFZ	Springfield, IL	B		December 1, 2028
WDBR	Springfield, IL	B		December 1, 2028
WQQL	Springfield, IL	B1		December 1, 2028
WNAX	Yankton, SD	C1		April 1, 2021	(4)

AM:
WISE	Asheville, NC	B		December 1, 2027
WYSE	Asheville, NC	D	(3)	December 1, 2027
KGMI	Bellingham, WA	B		February 1, 2022
KPUG	Bellingham, WA	B		February 1, 2022
KBAI	Bellingham, WA	B		February 1, 2022
WINQ	Brattleboro, VT	C		April 1, 2022
WBCO	Bucyrus, OH	D	(3)	October 1, 2028
WSPO	Charleston, SC	B		December 1, 2027
WINA	Charlottesville, VA	B		October 1, 2027
WVAX	Charlottesville, VA	C		October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	D	(3)	August 1, 2028
WKFN	Clarksville, TN	D	(3)	August 1, 2028
WNZE	Clarksville, TN	C		August 1, 2028
KRNT	Des Moines, IA	B		February 1, 2029
KPSZ	Des Moines, IA	B		February 1, 2029

		FCC		Expiration Date of
Station	Market (1)	Station Class (2)		FCC Authorization
WHMQ	Greenfield, MA	C		April 1, 2022
WPVQ	Greenfield, MA	D	(3)	April 1, 2022
WSVA	Harrisonburg, VA	B		October 1, 2027
WHBG	Harrisonburg, VA	D	(3)	October 1, 2027
WHCU	Ithaca, NY	B		June 1, 2022
WNYY	Ithaca, NY	B		June 1, 2022
WKBK	Keene, NH	B		April 1, 2022
WZBK	Keene, NH	D	(3)	April 1, 2022
WFEA	Manchester, NH	B		April 1, 2022
WJYI	Milwaukee, WI	C		December 1, 2028
WJOI	Norfolk, VA	C		October 1, 2027
WHMP	Northampton, MA	C		April 1, 2022
WGAN	Portland, ME	B		April 1, 2022
WZAN	Portland, ME	B		April 1, 2022
WBAE	Portland, ME	C		April 1, 2022
WGIN	Portland, ME	C		April 1, 2022
KICD	Spencer, IA	C		February 1, 2029
WLZX	Springfield, MA	D	(3)	April 1, 2022
WTAX	Springfield, IL	C		December 1, 2028
WNAX	Yankton, SD	B		April 1, 2021	(4)

(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WHBG, WYSE, WISE, KPSZ, KPUG, KGMI, KBAI, WZBK, WBCO, WQEZ, WKFN, WPVQ(AM), WNYY, WHCU, WINQ(AM), WSVA and WLZX(AM) operate with lower power at night than during daytime.
(3)	Operates daytime only or with greatly reduced power at night.
(4)	An application for renewal of license was timely filed and is pending.

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

The rules and procedures allow a broadcast licensee to request in a petition for declaratory ruling under Title 47 U.S.C. Section 310(b)(4):

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

The rules require the Company to seek specific approval only of foreign individuals or entities with a greater than 5 percent ownership interest (or, in certain situations, an interest greater than 10 percent).

The rules allow broadcast licensees that have foreign ownership rulings to apply those rulings to all radio and television broadcast licenses then held or subsequently proposed to be acquired by the same licensee and its covered subsidiaries and affiliates, regardless of the broadcast service (e.g., AM, FM, or TV) or the geographic area in which the stations are located.

The methodology provides a framework for a publicly traded licensee or controlling U.S. parent to ascertain its foreign ownership using information that is “known or reasonably should be known” to the company in the ordinary course of business.

For publicly traded licensees and U.S. parent companies (like the Company), the rules formalize the current equitable practice of recognizing a licensee’s good faith efforts to comply with Section 310(b) where the non-compliance was due solely to circumstances beyond the licensee’s control that were not known or reasonably foreseeable to the licensee.

We are permitted to own an unlimited number of radio stations on a nationwide basis (subject to the local ownership restrictions described below).

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial radio stations in the market as determined by Nielsen Audio and BIA Advisory Services, LLC d/b/a BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved.

Under the Communications Act, and the FCC’s “Local Ownership Rule,” we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of full-power commercial and noncommercial radio stations in the relevant radio market as follows:

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

In a decision of the United States Court of Appeals for the Third Circuit in Prometheus Radio Project v. FCC, 939 F.3d 567 (3d Cir. 2019) (“Prometheus”), the court vacated and remanded the Commission’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), which had modified the Commission’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. By vacating the Order on Reconsideration, the Prometheus decision abrogated these rule changes and reinstated the prior media ownership rules adopted in the 2010/2014 Quadrennial Review Order, 31 FCC Rcd 9864 (2016). The court also vacated the Commission’s definition of an “eligible entity,” which had been adopted in the 2010/2014 Quadrennial Review Order. The reinstated rules (1) prohibit the common ownership of a daily print newspaper and a full-power broadcast station (AM, FM or TV) if the station’s service contour encompasses the newspaper’s community of publication); (2) prohibit an entity from owning two or more television stations and one radio station in the same market, unless the market meets certain size criteria; (3) reinstituted the so-called “Eight-Voices Test” and the “Top-Four Prohibition”; (4) disposed of a presumption for certain embedded markets (smaller markets, as defined by Nielsen Audio, that are included in a larger parent market) transactions; and (5) reinstated the attribution rule for television joint sales agreements. The disclosure requirement for shared service agreements involving commercial television stations was unchanged. The Court decision vacated a proposed “incubator” program to promote ownership diversity. On October 2, 2020, the U. S. Supreme Court granted certiorari in the case, sub nom., FCC v. Prometheus Radio Project (Docket 19-1231) and National Association of Broadcasters v. Prometheus Radio Project (Docket 19-1241). On January 19, 2021, the Supreme Court heard oral argument in the cases. In December 2018, the FCC adopted an NPRM to initiate the 2018 Quadrennial Review of its media ownership rules. The three rules subject to review are the Local Radio Ownership Rule, the Local Television Ownership Rule, and the dual network rule (which permits a television station to affiliate with an entity maintaining two or more broadcast television networks unless the two or more networks consist of two or more of the major networks (i.e., ABC, CBS, NBC and Fox) or one of these four networks and either the UPN or WB television network.) The FCC sought comment on whether, given the current state of the media marketplace, the FCC should retain, modify, or eliminate any of these rules. The Company cannot predict what if any, action the FCC may take as a result of its review or Supreme Court action.

New rules that could be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding. New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court or the FCC may take to further modify its rules. Due to changes in local radio markets, the ownership of some of our radio stations, in the future, could exceed the current ownership limits imposed by the Local Ownership Rule. Their current ownership structure is “grandfathered” by the FCC. Absent a waiver, it might not be possible to sell all of them as currently configured in “clusters” to a single purchaser. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

All commercial broadcasters must file a “biennial” ownership report by December 1, 2021, describing the ownership of their stations as of October 1, 2021. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file, or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

The FCC’s ownership attribution rules (a) apply to limited liability companies and registered limited liability partnerships the same attribution rules that the FCC applies to limited partnerships; and (b) include an equity/debt plus (“EDP”) rule that attributes the other media interests of an otherwise passive investor if the investor is (1) a “major-market program supplier” that supplies over 15% of a station’s total weekly broadcast programming hours, or (2) a same-market media entity subject to the FCC’s multiple ownership rules (including broadcasters, cable operators and newspapers) so that its interest in a licensee or other media entity in that market will be attributed if that interest, aggregating both debt and equity holdings, exceeds 33% of the total asset value (equity plus debt) of the licensee or media entity. We could be prohibited from acquiring a financial interest in stations in markets where application of the EDP rule would result in us having an attributable interest in the stations. In reconsidering its rules, the FCC also eliminated the “single majority shareholder exemption” which provides that minority voting shares in a corporation where one shareholder controls a majority of the voting stock are not attributable; however, the FCC “suspended” the elimination of this exemption until the FCC resolved issues concerning cable television ownership. The FCC announced in 2016 that it would address this issue, among others, in a subsequent decision, but the FCC has so far taken no action on the matters.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of 2 towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “online public inspection file” or “OPIF”) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 201263, released October 26, 2020). The Consent Decree requires Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary must file a report with the FCC by December 10, 2021, regarding its record of compliance with the political laws. The FCC in 2020 revised its rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community. The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. In an NPRM released June 21, 2019 (MB Docket No. 19-177), the FCC is reviewing the EEO rules. In the NPRM, the FCC seeks comment on its track record on EEO enforcement, whether the agency should make improvements to EEO compliance and enforcement, and invites comment on its audit program. The Company cannot predict whether, or if changes may be made as a result of this NPRM.

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

The FCC’s rules provide that a station purchasing (brokering) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. The Company currently has no TBAs.  Effective October 22, 2020, the FCC eliminated Title 47 C.F.R. § 73.3556, a rule that prohibited the duplication of programming on co-owned radio stations in the same market. A petition for reconsideration of that action as to FM duplication is pending. The Company cannot predict how the FCC may act on that petition.

Other FCC Requirements.

Low Power FM Radio and “Franken FM” Stations.   There exists a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of noncommercial educational FM stations with up to 100 watts ERP with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a noncommercial format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. The FCC has granted construction permits and licenses for LPFM stations. As required by the Local Community Radio Act of 2010, the FCC in 2012 modified its rules to maintain its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. By Report and Order, released April 23, 2020, the FCC modified the LPFM technical rules in four main ways: (1) Expanding the permissible use of directional antennas; (2) expanding the definition of minor change applications for LPFM stations; (3) allowing LPFM stations to own FM boosters; and (4) permitting LPFM and Class D FM stations operating on the FM reserved band (channels 201 to 220) reserved band (channels 201 to 220) to propose facilities short-spaced to television stations operating on channel 6 (TV6) with the consent of the potentially affected stations. The FCC also took other less significant actions affecting the LPFM service.

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

As part of the transition from analog to digital operations, the FCC sought comment in a 2014 NPRM on whether to allow LPTV stations (so-called “Franken FM” radio stations) on digital television channel 6 to continue to operate these analog FM radio-type services on an ancillary or supplementary basis. In December 2019, the FCC asked parties to update the record on this issue. By Public Notice released July 13, 2020, the FCC reminded LPTV and TV translator stations that, by July 13, 2021, all LPTV stations must terminate all analog television operations which may result in eliminating Franken FM stations. The owner of several channel 6 Franken FM stations in major markets, has proposed a system that might allow an analog subcarrier to be used on the main digital channel. The Company cannot predict whether the proposal will be successful.

As a broadcaster, the Company is required to comply with the FCC rules implementing the Emergency Alert System (“EAS”). The Company’s stations must transmit Presidential messages during national emergencies and may transmit local messages, such as severe weather alerts and AMBER (America’s Missing: Broadcast Emergency Response) alerts. On January 7, 2021, the FCC’s Enforcement Bureau issued an “Enforcement Advisory” which highlighted EAS participants’ obligations, identified measures to improve the EAS, and warned that failure to comply with the EAS rules may subject a violator to sanctions including, but not limited to, substantial monetary forfeitures.

Use of FM Boosters for Geo-Targeting. By NPRM released December 1, 2020, the FCC sought comment on whether to modify the FCC’s rules governing the operation of FM booster stations by FM radio broadcasters in certain limited circumstances. Through its NPRM, the FCC sought comment regarding changes to the booster station rules that could enable FM broadcasters to use FM booster stations to air “geo-targeted” content (e.g., news, weather, and advertisements) independent of the signals of the booster’s primary station within different portions of the primary station's protected service contour for a limited period of time during the broadcast hour. The Company cannot predict whether the FCC will adopt the proposed rules, and if adopted, whether the Company would use FM booster stations in this manner. The Company currently has no FM booster stations.

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers and on portable receivers such as cell phones, in automobiles, and through so-called “smart speakers” like Amazon’s Alexa service. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. To date, the Company has not perceived negative economic impact from DARS or Internet-streamed audio on the Company’s full-service stations and FM translators, possibly due, in part, to the possibility of confusion in the digital advertising market, but the Company cannot predict whether there will be future negative economic impact.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 51 stations. On October 28, 2020, the FCC released a Report and Order, in which it adopted rules to allow AM radio stations to broadcast an all-digital signal using the HD Radio in-band on-channel (IBOC) mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 Report and Order, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired must rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to sell or suspend operations of the FM translator. The FCC has adopted rules regarding FM translator interference (1) allowing FM translators to resolve interference issues by changing channels to any available same-band frequency using a minor modification application; (2) standardizing the information that must be compiled and submitted by a station claiming interference from an FM translator, including a required minimum number of listener complaints; (3) establishing interference complaint resolution procedures; and (4) establishing an outer contour limit for the affected station within which interference complaints will be considered actionable while providing for a process to waive that limit in special circumstances. Because FM translators are “secondary services”, they could be displaced by full power stations.

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

Changes to Application and Assignment Procedures.    FCC rules  give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) Prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) Require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) Give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC sought comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC’s changes its rules as proposed.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights organizations (e.g. BMI, ASCAP, SESAC and GMR), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. Periodically, bills have been introduced in Congress, that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities. In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlining how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective to administer the blanket license, and makes various improvements to royalty rate proceedings. This new law could impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured. The Ask Musicians for Music (AM/FM) Act of 2019 was introduced on November 14, 2019 in both houses of Congress (116th Congress) and would require broadcasters to obtain permission before transmitting content owned by another person. The Company cannot predict whether this legislation will be enacted into law, and if so, whether there would be adverse impact on the Company’s business.

On January 3, 2013, the FCC released the Sixth Further Notice of Proposed Rulemaking , which sought comment on the requirement that persons with attributable interests in broadcast licensees and other entities filing an FCC Ownership Report provide an “FCC Registration Number” (“FRN”) linked to their social security numbers. Questions had been raised about the security of the FCC’s Registration System where this data would be stored. On January 20, 2016, the FCC released its Report and Order, Second Report and Order and Order on Reconsideration that implemented a Restricted Use FRN (RUFRN) that individuals may use solely for the purpose of broadcast ownership report filings. The FCC stated its belief that the RUFRN would allow for sufficient unique identification of individuals listed on broadcast ownership reports without necessitating the disclosure to the FCC of individuals’ full Social Security Numbers (SSNs). The FCC eliminated the availability of the Special Use FRN (SUFRN) for broadcast station ownership reports, except in very limited circumstances. On January 4, 2017, the FCC’s Media Bureau issued an Order on Reconsideration denying petitions for reconsideration of the requirement, but on February 2, 2017, the FCC set aside the Order on Reconsideration and returned the petitions for reconsideration to pending status to be considered by the full FCC. The FCC is also seeking comment on whether to expand the biennial ownership reporting requirement to include interests, entities and individuals that are not attributable because of (a) the single majority shareholder exemption and (b) the exemption for interests held in eligible entities pursuant to the higher EDP threshold. The Company has utilized the single majority shareholder exemption in reporting ownership interests in the Company. The Company cannot predict whether these proposals will be adopted, and if so, whether information provided by those persons with a reportable attributable interest in the Company will be secure.

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

Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	76	President, Chief Executive Officer and Chairman; Director
Samuel D. Bush	63	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	72	Corporate Secretary
Catherine A. Bobinski	61	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Christopher S. Forgy	60	Senior Vice President of Operations

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

Ms. Lobaito was the Director of Business Affairs and Corporate Secretary since our inception in 1986, Vice President from 1996 to 2005 and Senior Vice President from 2005 to 2020. Effective March 13, 2020, Ms. Lobaito retired from Senior Vice President and Director of Business Affairs. At our request, Ms. Lobaito continues to serve as Corporate Secretary.

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

Item 1A. Risk Factors

The more prominent risks and uncertainties inherent in our business are described in more details below. However, these are not the only risks and uncertainties we face. Our business may also face additional risks and uncertainties that are unknown to us at this time.

Risks Related to the Economy

Global Economic Conditions and Uncertainties May Continue to Affect our Business

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. The global economic recession that began in 2008 caused a decline in advertising and marketing by our customers, which had an adverse effect on our revenue, profit margins and cash flows. Global economic conditions were slow to recover and remain uncertain. There can be no assurance that any of the economic improvements since the recession will be broad based and sustainable, especially in light of the further negative impact of the COVID-19 pandemic, or that they will enhance conditions in markets relevant to us. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again; global economic conditions may once again adversely impact our business. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Further, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

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

The Ongoing COVID-19 Pandemic and Actions Taken by Governmental Authorities in Response to the Pandemic Could Adversely Affect Our Business, Results of Operations and Financial Condition

The ongoing COVID-19 pandemic and the measures taken to address the public health concerns resulting from the pandemic have resulted in disruptions to our business activity, volatility in the equity markets and credit markets, and uncertainty in the U.S. and global economic outlook. Such measures include travel restrictions and national border closings, restrictions on the conduct of non-essential business, closures of workplaces and schools, quarantines, shelter-in-place orders and social distancing orders. The measures have impacted and may further impact our business.

Recently implemented restrictions on business activity and uncertainty in the U.S. and global economic outlook has caused advertisers to adjust their purchasing plans and a deterioration in economic conditions globally and in the markets in which we operate may cause advertisers to reduce further purchases of advertising. Furthermore, this level of uncertainty may adversely affect our ability to develop information in order to prepare accurate financial forecasts.

In addition, restrictive measures imposed by federal, state and local authorities in the United States as well as health-related concerns related to working conditions, have had, and may continue to have an impact on our business operations. While we are not currently anticipating any material impact to our internal ability to operate our business as a results of the COVID-19 pandemic, we may temporarily lose the services of employees or experience interruptions in the normal conduct of businesses or operations of our systems, which could lead to inefficiencies’, and disruptions of our regular operations.

Although we have undertaken a number or steps to mitigate the impact of the COVID-19 pandemic on our business, including a series of initiatives to control or reduce costs, such cost control measures are unlikely to completely offset declines in revenues. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity and scope of the COVID-19 outbreak as well as types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

We Depend on Key Stations

Historically our top five markets when combined represented 39%, 39%, and 41% of our net operating revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

Risks Related to Our Financing

We Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2020 our long-term debt was approximately $10,000,000. We have borrowed and expect to continue to borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. The credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of June 27, 2023. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

The expected London Inter-Bank Offered Rate (“LIBOR”) phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.

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

Risks Related to the Radio Broadcasting Industry

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

Our Success Depends on our Ability to Identify and Integrate Acquired Stations

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

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2020, our FCC broadcasting licenses represented 37% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K. On January 24, 2020, the President signed into law the “PIRATE” Act which authorizes the FCC to fine illegal broadcasters up to $2 million. However, according to a January 4, 2021, Report from the FCC’s Enforcement Bureau, the FCC has received no funding to implement the PIRATE Act. The Congressional Budget Office and the FCC both estimated that it would cost $11 million for the Commission to implement the Act, but the PIRATE Act itself contained no appropriation or other funding source to cover its implementation costs.

Our Business is Subject to Extensive Federal Regulation

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detailed description of the material regulations applicable to our business, see “Federal Regulation of Radio and Television Broadcasting” and “Other FCC Requirements” in Item 1 of this Form 10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial of renewal or revocation of FCC licenses, shortened license renewal terms, monetary forfeitures or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The maximum forfeiture penalty (after 2021 annual inflation adjustment) for an indecency violation is $419,353 per incident and $3,870,946 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

Risks Related to Technology and Cybersecurity

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

Risks Related to the Ownership of Our Stock

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 4, 2021, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 65% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B shares generally entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2020, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 1.7 years to 3.9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 3 months to 70 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

The closing price for our Class A Common Stock on March 4, 2021 as reported by the NASDAQ was $22.34. As of March 4, 2021, there were approximately 164 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

Dividends

During 2020, our Board of Directors declared one quarterly cash dividend totaling $0.32 per share on its Classes A and B shares. These dividends totaling approximately $1.9 million were paid during the first quarter of 2020. In the second quarter of 2020, our Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19. See Note 1 of the financial statements for specific details on the dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2020, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
Number of
Securities
Remaining
	Number of				Available for
	Shares to				Future Issuance
	Exercise of		Weighted-Average		Under Equity
	Outstanding		Exercise Price of		Compensation
	Options		Outstanding Options,		Plans
	Warrants, and		Warrants		(Excluding
Plan Category	Rights		and Rights		Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	63,755	(1)	$—	(2)	328,982
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	63,755				849,647
(1)	All 63,755 shares are restricted stock.
(2)	Weighted-Average Exercise Price of Outstanding Options is $0.00 as they are all restricted stock.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2020. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
October 1 - October 31, 2020	—	$—	—	$19,171,290
November 1 - November 30, 2020	21,684	$17.80	—	$18,785,315
December 1 - December 31, 2020	—	$—	—	$18,785,315
Total	21,684	$17.80	—	$18,785,315
(a)

We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

COMMON STOCK PERFORMANCE

Set forth below is a line graph comparing the cumulative total stockholder return for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 of our Class A Common Stock against the cumulative total return of our Index the NASDAQ Stock Market (US Companies) and a Peer Group selected by us consisting of the following radio broadcast companies: Beasley Broadcast Group, Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., iHeart Communications, Inc., The Nielsen Company, Urban One Inc., Saga Communications, Inc., Salem Communications Corp., Sirius XM Radio Inc., Spanish Broadcasting System, Inc., and Townsquare Media, Inc. The graph and table assume that $100 was invested on December 31, 2015, in each of our Class A Common Stock, the NASDAQ Stock Market (US Companies) and the Peer Group and that all dividends were reinvested.   The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Legend
Symbol	Total Return For:	12/15	12/16	12/17	12/18	12/19	12/20
	Saga Communications Inc.	100.00	134.80	113.36	96.87	92.08	73.60

	CRSP Nasdaq Stock Market US	100.00	109.80	141.97	139.65	190.06	273.57

	Peer Group	100.00	102.56	110.06	99.52	116.35	106.21

The comparisons in the above table are required by the SEC. This table is not intended to forecast or to be indicative of any future return of our Class A Common Stock.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2020	2019 (1)	2018	2017 (3)(4)	2016 (3)(5)

	(In thousands except per share amounts)
OPERATING DATA:
Net Operating Revenue	$95,813	$123,072	$124,829	$118,149	$118,955
Station Operating Expense	81,586	92,692	93,727	87,759	86,799
Corporate General and Administrative	11,574	11,460	11,359	11,657	10,980
Other Operating (Income) Expense, net	(1,247)	112	61	55	(1,351)
Impairment of Intangible Assets	5,149	—	—	1,449	—
Operating Income From Continuing Operations	$(1,249)	$18,808	$19,682	$17,229	$22,527
Interest Expense	$340	$735	$946	$903	$744
Net Income (Loss):
From Continuing Operations	$(1,913)	$13,279	$13,690	$22,246	$12,910
From Discontinued Operations	—	—	—	32,471	5,276
Net Income (Loss)	$(1,913)	$13,279	$13,690	$54,717	$18,186
Basic Earnings (Loss) Per Share:
From Continuing Operations	$(0.32)	$2.23	$2.30	$3.77	$2.20
From Discontinued Operations	—	—	—	5.50	0.90
Earnings (Loss) Per Share	$(0.32)	$2.23	$2.30	$9.27	$3.10
Weighted Average Common Shares	5,871	5,834	5,829	5,803	5,761
Diluted Earnings (Loss) Per Share:
From Continuing Operations	$(0.32)	$2.23	$2.30	$3.77	$2.19
From Discontinued Operations	—	—	—	5.50	0.90
Earnings (Loss) Per Share	$(0.32)	$2.23	$2.30	$9.27	$3.09
Weighted Average Common and Common Equivalent Shares	5,871	5,834	5,829	5,807	5,771
Cash Dividends Declared Per Common Share	$0.32	1.20	1.45	2.00	1.30

	December 31,
	2020	2019	2018 (2)	2017 (3)(4)	2016 (3)(5)

	(In thousands)
BALANCE SHEET DATA:
Working Capital	$57,034	$49,219	$45,430	$55,269	$36,727
Net Property and Equipment	$54,885	$58,711	$59,103	$56,235	$49,174
Net Intangible and Other Assets	$120,635	$126,963	$120,779	$116,360	$118,052
Total Assets	$246,488	$252,394	$248,477	$248,769	$219,998
Long-term Debt Including Current Portion	$10,000	$10,000	$20,000	$25,000	$35,287
Stockholders’ Equity	$190,542	$192,352	$184,999	$179,465	$134,982

(1)	Reflects the results of WOGK-FM, WNDT-FM, WNDD-FM, and WNDN-FM acquired on December 31, 2018.
(2)	Reflects the assets and liabilities of WOGK-FM, WNDT-FM, WNDD-FM, and WNDN-FM acquired on December 31, 2018.
(3)	On September 1, 2017, the Company sold the Joplin, Missouri and Victoria, Texas television stations. The historical results of operations for the television stations are presented in the discontinued operations for all periods presented.

(4)	Reflects the results of WCVL-FM operated under the terms of an LMA from February 1, 2015 until acquired on April 18, 2017. Reflects the results of WCKN-FM, WMXF-FM, WXST-FM, WAVF-FM, WSPO-AM, W261-DG, W257BQ, WVSC-FM, WLHH-FM, WOEX-FM, W256CB, W293BZ acquired on September 1, 2017.
(5)	Reflects the results of WLVQ-FM operated under the terms of an LMA from November 16, 2015 until acquired in February 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on a consolidated basis. We serve twenty-seven radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable busines segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Corporate general and administrative expenses, interest expense, write-off debt issuance costs, other (income) expense, and income tax provision are managed on a consolidated basis.

The discussion of our operating performance focuses on station operating income because we manage our stations primarily on station operating income. Operating performance is evaluated for each individual market.

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

COVID-19 Impact and Response

We have experienced significant volatility in market conditions during 2020. On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide that have had a significant economic impact that continues through the date of this report. The numerous state and local governments “shelter-in-place” orders that were issued in the first part of the year, materially impacted and restricted various aspects of our business. While these “shelter-in-place” orders have been lifted, there have been varying degrees to which the economy has reopened in each state. Our broadcast revenue has been significantly negatively impacted in the majority of states where we operate. We continued to experience a number of cancellations of advertising on our stations, especially regarding events, venues, sports, high ticket items, healthcare and automotive sales throughout 2020. Our sales teams are focused on how to meet changing needs of our customers in this environment.   We are investing in training our salespeople using a variety of different programs.  We have been successful at creating fresh, innovative and effective new advertising which has helped generate business for a number of our customers so that they are better positioned to remain open. Our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees and customers.

In response to the pandemic, we instituted the following actions in March 2020 and some still remain in place through the date of this report:

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

•

Modified our corporate and station office functions in order to allow certain of our employees to work remotely, when necessary, except for essential minimum basic operations which could only be done in an office or studio setting;

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

As a result of the current challenging economic conditions, our reported results for the year ended December 31, 2020 are not reflective of current market conditions. We began the year under positive conditions however our operating income for the year ended December 31, 2020 decreased by $20,057,000, over the prior year. Advertising spending has significantly declined as a result of the disruptions to business activity in the markets where we operate due to the pandemic. This decline in advertising spending is causing our revenue and related net income to significantly decline. We have however seen some increase in revenue from a low point in the second quarter of 2020, although not to levels expected prior to the pandemic. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. Thus, it is impossible to predict the total impact that it will have on the Company. Although we have undertaken a number of steps to reduce costs, such cost control measures will not completely offset the declines in revenue. The extent to which these revenue conditions will persist is difficult to predict, given the uncertainty around further restrictive measures by governmental authorities and the duration of those actions. As the pandemic spread and government and business responses expanded, we focused on protecting our liquidity and closely managing our cash flows, including taking the following actions:

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

While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the U.S. could materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021 or beyond.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2020, 2019 and 2018, approximately 84%, 88% and 87%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue significantly increased in 2020 and 2018 due to the decreased number of national, state, and local elections in most of our markets as compared to 2019. We expect political revenue in 2021 to decline over 2020 levels as a result of very few elections in 2021.

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

During the years ended December 31, 2020, 2019 and 2018, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 39%, 39%, and 41%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2020	2019	2018
Market:
Charleston, South Carolina	5%	5%	5%
Columbus, Ohio	10%	11%	11%
Des Moines, Iowa	7%	6%	7%
Milwaukee, Wisconsin	11%	11%	12%
Norfolk, Virginia	6%	6%	6%

During the years ended December 31, 2020, 2019 and 2018, the radio stations in our five largest markets when combined, represented approximately 49%, 43% and 46%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2020	2019	2018
Market:
Charleston, South Carolina	5%	4%	4%
Columbus, Ohio	16%	15%	16%
Des Moines, Iowa	7%	6%	6%
Milwaukee, Wisconsin	15%	12%	14%
Norfolk, Virginia	6%	6%	6%
(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2020, 2019 and 2018.

Consolidated Results of Operations

				2020 vs. 2019		2019 vs. 2018
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2020	2019	2018	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$95,813	$123,072	$124,829	$(27,259)	(22.1)%	$(1,757)	(1.4)%
Station operating expense	81,586	92,692	93,727	(11,106)	(12.0)%	(1,035)	(1.1)%
Corporate general and administrative	11,574	11,460	11,359	114	1.0%	101	0.9%
Other operating (income) expense, net	(1,247)	112	61	(1,359)	N/M	51	N/M
Impairment of intangible assets	5,149	—	—	5,149	N/M	—	N/M
Operating income (loss)	(1,249)	18,808	19,682	(20,057)	(106.6)%	(874)	(4.4)%
Interest expense	340	735	946	(395)	(53.7)%	(211)	(22.3)%
Interest income	(148)	(610)	(631)	462	(75.7)%	21	N/M
Other income	(233)	(16)	(23)	(217)	N/M	7	N/M
Income (loss) before income tax expense	(1,208)	18,699	19,390	(19,907)	(106.5)%	(691)	(3.6)%
Income tax provision	705	5,420	5,700	(4,715)	(87.0)%	(280)	N/M
Net income (loss)	$(1,913)	$13,279	$13,690	$(15,192)	(114.4)%	$(411)	N/M

Earnings (loss) per share (diluted)	$(0.32)	$2.23	$2.30	$(2.55)	(114.3)%	$(0.07)	(3.0)%

N/M = Not Meaningful

Year Ended year ended December 31, 2020 Compared to Year Ended December 31, 2019

For the year ended December 31, 2020, consolidated net operating revenue was $95,813,000 compared with $123,072,000 for the year ended December 31, 2019, a decrease of $27,259,000 or 22.1%. The decrease in revenue was primarily due to the COVID-19 pandemic and various governmental shutdowns within the markets that we operate and the country as a whole. We had decreases in gross local revenue of $27,048,000, gross national revenue (excluding national political revenue) of $4,197,000, non-spot gross revenue of $1,991,000, and gross barter revenue of $1,670,000 partially offset by an increase in gross political revenue of $5,996,000 and a decrease in agency commissions of $2,204,000 from 2019. The decrease in gross local, national and barter revenue was at the majority of our markets. The decrease in non-spot gross revenue was primarily due to the decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was due to more national, state and local elections in 2020 versus 2019 specifically in our Charleston, South Carolina; Des Moines, Iowa; Milwaukee, Wisconsin and Portland, Maine markets. The decrease in agency commissions was due the decrease in gross revenue.

Station operating expense was $81,586,000 for the year ended December 31, 2020, compared with $92,692,000 for the year ended December 31, 2019, a decrease of $11,106,000 or 12.0%. The decrease in operating expenses was primarily a result of decreases in commission expense, sales ratings survey expenses, compensation related expenses, barter expenses, music licensing fees, advertising and promotional expenses, payroll tax related expenses, travel expenses and overall expense reduction of $2,727,000, $2,640,000, $2,283,000, $1,603,000, $575,000, $562,000, $463,000, $257,000 and $987,000 respectively partially offset by an increase in healthcare costs of $991,000 from 2019.

We had an operating loss for the year ended December 31, 2020 of $1,249,000 compared to operating income of $18,808,000 for the year ended December 31, 2019, a decrease of $20,057,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, described above, and a non-cash impairment charge of $5,149,000, and an increase in our corporate general and administrative expenses of $114,000 or 1.0%, offset by an increase in other operating income of $1,359,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1,400,000. The increase in corporate general and administrative expenses was primarily attributable to increases in legal expenses, contribution expenses, non-cash compensation related expenses, insurance expenses of $364,000, $151,000, $91,000, $72,000 respectively, partially offset by decreases in franchise tax expenses and travel related expenses of $321,000 and $199,000 respectively.

We generated a net loss of $1,913,000 ($(0.32) per share on a fully diluted basis) during the year ended December 31, 2020, compared to net income of $13,279,000 ($2.23 per share on a fully diluted basis) for the year ended December 31, 2019, a decrease of $15,192,000. The decrease in net income is due to the decrease of operating income, described above, a decrease in interest income of $462,000, partially offset by a decrease in income taxes of $4,715,000, a decrease in interest expense of $395,000 and an increase in other income of $217,000 due to insurance proceeds for weather-related damages. The decrease in interest expense is due to the decrease in our debt outstanding partially offset by an increase in our interest rates. The decrease in our income tax expense is due to the decrease in income before income taxes.

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

Station operating expense was $92,692,000 for the year ended December 31, 2019, compared with $93,727,000 for the year ended December 31, 2018, a decrease of $1,035,000 or 1.1%. We had an increase of approximately $3,653,000 that was attributable to stations that we did not own or operate for the entire comparable period, and a decrease of approximately $4,688,000 generated by stations we owned or operated for the comparable period in 2018. The decrease is primarily attributable to a decrease in healthcare costs of $1,358,000, a decrease in compensation related costs of $1,121,000, a decrease in local commission expense of $758,000, a decrease in amortization expenses of $402,000 related to intangible assets, a decrease of $267,000 in national rep commissions, a decrease in trade expense of $266,000 and a decrease of $201,000 in music license fees.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment was filed as Exhibit 10(v) to our Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference in our Form 10-K.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at December 31, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility, which was presented in the current portion of long-term debt in our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2020.

Sources and Uses of Cash

During the years ended December 31, 2020, 2019 and 2018, we had net cash flows from operating activities of $12,088,000, $25,335,000 and $25,559,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2020, we have repurchased 2.2 million shares of our Class A Common Stock for $57 million. During the year ended December 31, 2020, approximately 800 shares were repurchased for $20,000 under our stock buy-back program and 23,500 shares were retained for payment of withholding taxes for $429,000 related to the vesting of restricted stock. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2020 were $2,314,000 ($5,732,000 in 2019). We anticipate capital expenditures in 2021 to be approximately $4.5 million to $5.5 million, which we expect to finance through funds generated from operations.

On January 2, 2020, we closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200 thousand, of which $10 thousand was paid in 2019 and the remaining $190 thousand paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

On March 31, 2020, we sold land and a building in our Bellingham, Washington market for approximately $1,700,000 to Talbot Real Estate, LLC resulting in a $1,400,000 gain on the sale of assets. The gain is recorded in the other operating (income) expense, net in the Company’s Consolidated Statements of Income.

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

On March 4, 2020, our Board of Directors declared a regular cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and funded by cash on the Company’s balance sheet.

On December 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.30 per share on its Classes A and B shares. This dividend totaling approximately $1.8 million was paid on January 17, 2020 to shareholders of record on December 27, 2019 and funded by cash on the Company’s balance sheet.

On September 12, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on October 11, 2019 to shareholders of record on September 23, 2019 and funded by cash on the Company’s balance sheet.

On May 30, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on July 5, 2019 to shareholders of record on June 14, 2019 and funded by cash on the Company’s balance sheet.

On February 26, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019 and funded by cash on the Company’s balance sheet.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of its Revolving Credit Facility which was presented in the current portion of long-term debt in our balance sheet at December 31, 2018.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2020:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years

	(In thousands)
Long-Term Debt Obligations(1)	$10,000	$—	$10,000	$—	$—
Interest Payments on Long-Term Debt(2)	629	253	376	—	—
Operating Leases	8,085	1,771	3,046	1,696	1,572
Purchase Obligations(3)	26,126	11,763	10,149	3,868	346

Total Contractual Cash Obligations	$44,840	$13,787	$23,571	$5,564	$1,918
(1)	Under our Credit Facility, the maturity on outstanding debt of $10 million could be accelerated if we do not maintain certain covenants. (See Note 4 of the Notes to Consolidated Financial Statements).
(2)	Interest payments on the long-term debt are based on scheduled debt maturities and the interest rates are held constant over the remaining terms.
(3)	Includes $15,272,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, COVID-19 potential impact on our customers’ business, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-5% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2020, from 4.5% to 5.5% or from $648,000 to $793,000 would result in a decrease in net income of $107,000, net of taxes for the year ended December 31, 2020. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

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

Broadcast Licenses and Goodwill:   As of December 31, 2020, we have recorded approximately $90,208,000 in broadcast licenses and $19,106,000 in goodwill, which represents 44% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During 2020, we have recognized a $5,149,000 impairment charge ($1,392,000 in the third quarter of 2020 and $3,757,000 in the second quarter of 2020) for broadcast license due to a decrease in projected revenue in the markets listed below due to the impact of the COVID-19 pandemic , an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market. We are starting to see increased revenue from our low point in the second quarter of 2020, however, they are not at the previously expected recovery rate. Our third quarter 2020 impairment charge related to our Bellingham, Washington; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Mitchell, North Dakota; Spencer, Iowa and Springfield, Illinois markets. Our second quarter 2020 impairment charge related to our Bucyrus, Ohio; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Hilton Head, South Carolina; Mitchell, South Dakota; and Ocala, Florida markets. We also reviewed our value of goodwill and other long-lived assets as of June 30, 2020 and September 30, 2020, noting no impairment in goodwill or other long-lived assets. Please refer to Note 3 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during 2020 impairment tests.

There was no impairment of broadcast licenses in 2019 or 2018.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, during our 2020 impairment tests had the fair values of each of our broadcasting licenses been lower by 10%, we would have recorded an additional broadcast license impairment of approximately $4.8 - 5.1 million; had the fair values of each of our broadcasting licenses been lower by 20%, we would have recorded an additional broadcast license impairment of approximately $11.3 - 11.9 million; and had the fair value of our broadcasting licenses been lower by 30%, we would have recorded an additional broadcast license impairment of approximately $19.1 - 19.4 million.

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

The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. We had no stock options outstanding at December 31, 2020 or 2019.

Litigation and Contingencies:   On an ongoing basis, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2020 than they did during 2020, our interest expense would increase, and income before taxes would decrease by $100,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting as of December 31, 2020 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule, and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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
Sterling Heights, Michigan
March 16, 2021

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	55
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2020 and 2019	57
— Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018	58
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018	59
— Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	60
Notes to Consolidated Financial Statements	61

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts, listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Broadcast License Impairment Analysis

As disclosed in Notes 1 and 3 to the financial statements, the Company evaluates Federal Communications Commission licenses (or “broadcast licenses”) for impairment on an annual basis as of October 1st or, more frequently, if events or changes in circumstances indicate that the carrying value of the Company’s broadcast licenses may not be recoverable. The broadcast license balance as of December 31, 2020 was $90.2 million. The Company considers potential impairment by comparing the fair value of a market’s broadcast license to its carrying value. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections include significant judgments and assumptions related to market growth rates and market profit margin, estimated available market revenue including market share, terminal values and discount rates.

We identified broadcast license impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Company’s broadcast licenses. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of inputs into the discounted cash flow model driven by management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We tested the effectiveness of the control over management’s evaluation and determination of estimates and assumptions used as the inputs in the impairment models. We compared the cash flow models prepared by management to historical revenues and profit margins as well as third-party market data to evaluate the reasonableness of the assumptions. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analysis of certain significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations of broadcast license impairment used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2015.

Sterling Heights, Michigan

March 16, 2021

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$51,353	$44,034
Accounts receivable, less allowance of $648 ($671 in 2019)	15,732	18,962
Prepaid expenses and other current assets	2,988	2,478
Barter transactions	895	1,246
Total current assets	70,968	66,720
Property and equipment	142,680	142,403
Less accumulated depreciation	87,795	83,692
Net property and equipment	54,885	58,711
Other assets:
Broadcast licenses, net	90,208	95,311
Goodwill	19,106	18,963
Other intangibles, right of use assets, deferred costs and investments, net of accumulated amortization of $15,524 ($14,711 in 2019)	11,321	12,689
	$246,488	$252,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,212	$2,117
Accrued expenses:
Payroll and payroll taxes	5,660	7,439
Dividend payable	—	1,797
Other accrued expenses	5,267	4,996
Barter transactions	795	1,152
Total current liabilities	13,934	17,501
Deferred income taxes	24,607	25,152
Long-term debt	10,000	10,000
Other liabilities	7,405	7,389
Total liabilities	55,946	60,042
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,785 issued (6,771 in 2019)	68	68
Class B common stock, $.01 par value, 3,500 shares authorized, 938 issued and outstanding (954 in 2019)	9	9
Additional paid-in capital	68,900	66,811
Retained earnings	158,990	162,822
Treasury stock (1,751 shares in 2020 and 1,735 in 2019, at cost)	(37,425)	(37,358)
Total stockholders’ equity	190,542	192,352
	$246,488	$252,394

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Net operating revenue	$95,813	$123,072	$124,829
Operating expenses:
Station operating expense	81,586	92,692	93,727
Corporate general and administrative	11,574	11,460	11,359
Other operating (income) expense, net	(1,247)	112	61
Impairment of intangible assets	5,149	—	—
	97,062	104,264	105,147
Operating income (loss)	(1,249)	18,808	19,682
Other (income) expenses:
Interest expense	340	735	946
Interest income	(148)	(610)	(631)
Other income	(233)	(16)	(23)
Income (loss) before income tax (benefit) expense	(1,208)	18,699	19,390
Income tax provision:
Current	1,250	4,000	3,040
Deferred	(545)	1,420	2,660
	705	5,420	5,700
Net income (loss)	$(1,913)	$13,279	$13,690

Earnings (loss) per share:
Basic	$(0.32)	$2.23	$2.30
Diluted	$(0.32)	$2.23	$2.30

Weighted average common shares	5,871	5,834	5,829
Weighted average common and common equivalent shares	5,871	5,834	5,829

Dividends declared per share	$0.32	$1.20	$1.45

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2020, 2019 and 2018

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2018	6,694	$67	898	$9	$62,675	$151,608	$(34,894)	179,465
Net income	—	—	—	—	—	13,690	—	13,690
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Issuance of restricted stock	27	—	37	—	—	—	—	—
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(8,609)	—	(8,609)
Compensation expense related to restricted stock awards	—	—	—	—	2,201	—	—	2,201
Purchase of shares held in treasury	—	—	—	—	—	—	(2,000)	(2,000)
401(k) plan contribution	—	—	—	—	(81)	—	333	252
Balance at December 31, 2018	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	$184,999
Net income	—	—	—	—	—	13,279	—	13,279
Conversion of shares from Class B to Class A	13	—	(13)	—	—	—	—	—
Issuance of restricted stock	29	1	44	—	—	—	—	1
Forfeiture of restricted stock	(3)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(7,146)	—	(7,146)
Compensation expense related to restricted stock awards	—	—	—	—	2,129	—	—	2,129
Purchase of shares held in treasury	—	—	—	—	—	—	(1,172)	(1,172)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net loss	—	—	—	—	—	(1,913)	—	(1,913)
Conversion of shares from Class B to Class A	16	—	(16)	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	2,221	—	—	2,221
Purchase of shares held in treasury	—	—	—	—	—	—	(449)	(449)
401(k) plan contribution	—	—	—	—	(132)	—	382	250
Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(1,913)	$13,279	$13,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,524	6,945	6,786
Deferred income tax expense (benefit)	(545)	1,420	2,660
Impairment of intangible assets	5,149	—	—
Amortization of deferred costs	40	103	51
Compensation expense related to restricted stock awards	2,221	2,129	2,201
(Gain) loss on sale of assets	(1,247)	112	61
(Gain) on insurance claims	(233)	(16)	(23)
Barter (revenue) expense, net	(133)	(190)	107
Deferred and other compensation	463	(634)	62
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	3,016	(5,780)	(157)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(1,254)	7,967	121
Total adjustments	14,001	12,056	11,869
Net cash provided by operating activities	12,088	25,335	25,559
Cash flows from investing activities:
Acquisition of property and equipment	(2,314)	(5,732)	(5,922)
Acquisition of broadcast properties	(190)	(763)	(9,289)
Proceeds from sale and disposal of assets	1,691	270	318
Proceeds from insurance claims	233	—	—
Other investing activities	(24)	(10)	17
Net cash used in investing activities	(604)	(6,235)	(14,876)
Cash flows from financing activities:
Payments on long-term debt	—	(10,000)	(5,000)
Cash dividends paid	(3,716)	(8,623)	(11,864)
Payments for debt issuance costs	—	—	(120)
Purchase of treasury shares	(449)	(1,172)	(2,000)
Net cash used in financing activities	(4,165)	(19,795)	(18,984)
Net increase (decrease) in cash and cash equivalents	7,319	(695)	(8,301)
Cash and cash equivalents, beginning of period	44,034	44,729	53,030
Cash and cash equivalents, end of period	$51,353	$44,034	$44,729

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2020, we owned or operated seventy-nine FM, thirty-four AM radio stations and seventy-eight metro signals, serving twenty-seven markets throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The full extent to which the effects of COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including but not limited to our future estimates regarding our allowance for doubtful accounts and our valuation of goodwill and broadcast licenses will depend on future developments that are uncertain. Our accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in the our evaluation, as considered necessary. Actual results may differ from estimates provided and there may be changes to those estimates in the future periods.

Concentration of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

Our top five markets when combined represented 39%, 39% and 41% of our net operating revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2020 and 2019.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2020.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2020, 2019 and 2018 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period

	(in thousands)
December 31, 2020	$671	$420	$—	$(443)	$648
December 31, 2019	$759	$578	$—	$(666)	$671
December 31, 2018	$727	$444	$25	$(437)	$759

Barter Transactions

Our radio and television stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2020, 2019 and 2018.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2020	2019

	(In thousands)

Land and land improvements	—	$14,559	$14,693
Buildings	31.5 years	38,059	37,984
Towers and antennae	7-15 years	25,976	24,762
Equipment	3-15 years	53,547	54,321
Furniture, fixtures and leasehold improvements	7-20 years	7,189	7,169
Vehicles	5 years	3,350	3,474
		142,680	142,403
Accumulated depreciation		(87,795)	(83,692)
Net property and equipment		$54,885	58,711

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense for continuing operations for the years ended December 31, 2020, 2019 and 2018, was $5,711,000, $5,916,000 and $5,692,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 114 broadcast licenses serving 27 markets, which require renewal over the period of 2021-2029. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the debt. As a result of the Second Amendment to our Credit Facility in 2018, we incurred $120,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility. During the years ended December 31, 2020, 2019 and 2018, we recognized interest expense related to the amortization of debt issuance costs of $40,000, $103,000 and $51,000, respectively.

At December 31, 2020 and 2019 the net book value of debt issuance costs related to our line of credit was $64,000, and $104,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

Leases

We determine whether a contract is or contains a lease at inception. The lease liabilities and right-of-use assets are recorded on the balance sheet for all leases with an expected term of at least one year, based on the present value of the lease payments using (1) the rate implicit in the lease or (2) our incremental borrowing rate (“IBR”). Our IBR is defined as the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We follow the accounting guidance for leases, which includes the recognition of lease expense for leases on a straight-line basis over the lease term. See Note 12 – Commitments and Contingencies for more information on Leases.

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2020, we had remaining authorization of $18.8 million for future repurchases of our Class A Common Stock.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2020, 2019 and 2018, we acquired 24,255 shares at an average price of $18.51 per share, 39,505 shares at an average price of $29.68 per share and 53,713 shares at an average price of $37.24 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $985,000, $2,442,000 and $2,438,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount and permanent differences primarily relating to executive compensation.

Dividends

On June 18, 2020, our Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19.

On March 4, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and funded by cash on the Company’s balance sheet.

On December 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.30 per share on its Classes A and B shares. This dividend totaling approximately $1.8 million was paid on January 17, 2020 to shareholders of record on December 27, 2019 and funded by cash on the Company’s balance sheet.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On September 12, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on October 11, 2019 to shareholders of record on September 23, 2019 and funded by cash on the Company’s balance sheet.

On May 30, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on July 5, 2019 to shareholders of record on June 14, 2019 and funded by cash on the Company’s balance sheet.

On February 26, 2019, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 29, 2019 to shareholders of record on March 12, 2019 and funded by cash on the Company’s balance sheet.

On November 28, 2018, our Board of Directors declared a quarterly cash dividend of $0.30 per share and a special cash dividend of $0.25 per share on its Classes A and B shares. This dividend totaling approximately $3.3 million was paid on January 4, 2019 to shareholders of record on December 10, 2018 and funded by cash on the Company’s balance sheet.

On August 14, 2018, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million was paid on September 14, 2018 to shareholders of record on August 31, 2018 and funded by cash on the Company’s balance sheet.

On May 15, 2018, our Board of Directors declared a regular cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on June 22, 2018 to shareholders of record on May 31, 2018 and funded by cash on the Company’s balance sheet.

On February 28, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.30 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.8 million, was paid on March 30, 2018 to shareholders of record on March 12, 2018 and funded by cash on the Company’s balance sheet.

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

Segments

We serve twenty-seven radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable busines segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Chief Operating Decision Maker (“CODM”) evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,913)	$13,279	$13,690
Less: Income (loss) allocated to unvested participating securities	(21)	292	256
Net income (loss) available to common stockholders	$(1,892)	$12,987	$13,434

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	5,871	5,834	5,829
Effect of dilutive securities:
Common stock equivalents	—	—	—
Denominator for diluted earnings (loss) per share — adjusted weighted-average shares and assumed conversions	5,871	5,834	5,829

Earnings (loss) per share:
Basic	$(0.32)	$2.23	$2.30
Diluted	$(0.32)	$2.23	$2.30

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended December 31, 2020, 2019, and 2018, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes” (“ASU 2019-02”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items to improve consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

2.    Revenue

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Twelve Months Ended
	December 31,
	2020	2019	2018

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$87,481	$112,278	$114,929
Digital Advertising Revenue	3,416	3,783	3,900
Other Revenue	4,916	7,011	6,000
Net Revenue	$95,813	$123,072	$124,829

Contract Liabilities

Payments from our advertisers are generally due within 30 days although certain advertisers are required to pay in advance. When an advertiser pays for the services in advance of the performance obligations these prepayments are contract liabilities. Typical contract liabilities relate to prepayments for advertising spots not yet run; prepayments from sponsors for events that have not yet been held; and gift cards sold on our websites used to finance a broadcast advertising campaign. Generally all contract liabilities are expected to be recognized within one year and are included in accounts payable in the Company’s Consolidated Financial Statements and are immaterial.

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2020 and 2019 as follows:

Total
(in thousands)

Balance at January 1, 2019	$95,250
Acquisitions	61
Balance at December 31, 2019	$95,311
Acquisitions	46
Impairment charge	(5,149)
Balance at December 31, 2020	$90,208

2020 Impairment Test

Due to the impact of the COVID-19 pandemic on the U.S. economy and the related significant negative impact on our revenue for the second, third and fourth quarter of 2020 (excluding political advertising) and beyond in the majority of our markets, the Company tested its FCC License for impairment during the second quarter and again in the third quarter of 2020. Our broadcast revenue has been significantly negatively impacted in the majority of the states where we operate, due to economic shutdowns and the related decline in advertising spending nationwide as most companies were making massive payroll cuts out of a necessity to survive with their revenues also significantly impacted. We have experienced a significant number of cancellations of advertising on our stations, with the greatest decreases in the following industries/categories: Automotive, Entertainment, Home Improvement, Professional Services, Restaurants, and Retail. The only category where we saw an increase over the prior quarters and year to date were political advertising and government/public service/issue advertising. We also saw significant declines in our revenue related to events, venues, travel and sports as these types of businesses have been virtually shut down. We are starting to see increased revenues from our low point in Q2 2020, however, they are not at the previously expected recovery rate. Based on the trends we are seeing at our markets we believe that our analysis and estimates used during the third quarter 2020 analysis still remain our best estimate and we do not believe any further triggering events occurred during the fourth quarter of 2020 since the date of the previous analysis that would require any additional impairment testing for broadcast licenses.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table reflects certain key estimates and assumptions used in the impairment tests during the year ended 2020 and in the fourth quarter of 2019, and 2018. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2020, 2019 and 2018: (1) the market specific operating profit margin range remained relatively consistent with some decreases to our smaller markets due to the cost of operations in a small market; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate increased a small percentage due to the COVID-19 pandemic; and (4) current year revenue projections were 10.4% - 21.4% lower than previously projected for 2020 and revenue projections for 2021 were 7.6% - 10.7% lower than previously projected.

	Year	Fourth	Fourth
	Ended	Quarter	Quarter
	2020	2019	2018
Discount rates	12.6% - 13.0%	12.2% - 12.2%	12.0% - 12.0%
Operating profit margin ranges	17.8% - 36.4%	19.0% - 36.4%	19.0% - 36.4%
Market long-term revenue growth rates	0.2% - 2.9%	0.0% - 2.9%	0.5% - 2.9%

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements. We will continue to monitor potential triggering events and perform the appropriate analysis when deemed necessary.

2019 Impairment Test

During the fourth quarter of 2019, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

2018 Impairment Test

During the fourth quarter of 2018, we completed our annual impairment test of broadcast licenses and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

As a result of the decreased revenues associated with the COVID-19 pandemic, as mentioned above, we also reviewed our value of goodwill and other long-lived assets during the second quarter of 2020 as of June 30, 2020 and again in the third quarter of 2020 as of September 30, 2020, noting no impairment in goodwill or other long-lived assets. Based on the trends we are seeing at our markets we believe that our analysis and estimates used during the third quarter 2020 analysis still remain our best estimate and we do not believe any further triggering events occurred during the fourth quarter of 2020 since the date of the previous analysis that would require any additional impairment testing for goodwill.

We have recorded the changes to goodwill for each of the years ended December 31, 2020 and 2019 as follows:

Total
(in thousands)

Balance at January 1, 2019	$18,839
Acquisitions	124
Balance at December 31, 2019	$18,963
Acquisitions	143
Balance at December 31, 2020	$19,106

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2020 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,570	395
Customer relationships	4,660	4,322	338
Other intangibles	1,834	1,771	63
Total amortizable intangible assets	$16,320	$15,524	$796

We have recorded amortizable intangible assets at December 31, 2019 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,539	426
Customer relationships	4,660	3,584	1,076
Other intangibles	1,834	1,727	107
Total amortizable intangible assets	$16,320	$14,711	$1,609

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Aggregate amortization expense for these intangible assets for the years ended December 31, 2020, 2019 and 2018, was $813,000, $1,029,000 and $1,094,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is $387,000, $39,000, $35,000, $33,000 and $33,000, respectively.

4.    Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

Future maturities of long-term debt are as follows:

Year Ending
December 31,	Amount
(In thousands)

2021	$—
2022	—
2023	10,000
2024	—
2025	—
Thereafter	—
$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also includes an alternative benchmark rate as a replacement to LIBOR. A copy of this assumption agreement and amendment was filed as Exhibit 10(v) to our Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference in our Form 10-K.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1875% at December 31, 2020), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2020) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility, which was presented in current portion of long-term debt in our balance sheet at December 31, 2018.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2020.

5.    Supplemental Cash Flow Information

	Years Ended December 31,
	2020	2019	2018

	(In thousands)

Cash paid during the period for:
Interest	$311	$635	$884
Income taxes	$1,099	$3,893	$2,864
Non-cash transactions:
Barter revenue	$2,014	$3,560	$3,570
Barter expense	$1,881	$3,370	$3,677
Acquisition of property and equipment	$6	$28	$11
Use of treasury shares for 401(k) match	$250	$262	$252

6.    Income Taxes

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

An income tax expense of $705,000 was recorded for the year ended December 31, 2020 compared to income tax expense of $5.4 million for the year ended December 31, 2019. The effective tax rate was approximately (58.4)% for the year ended December 31, 2020 compared to 29.0% for the year ended December 31, 2019. The current year to date tax rate was impacted by permanent differences primarily relating to executive compensation resulting in additional tax expense of approximately $1.0 million offset by the broadcast license impairment charge which was a discrete item and contributed approximately $1.4 million of tax benefit for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019

	(In thousands)

Deferred tax liabilities:
Property and equipment	$4,802	$5,181
Intangible assets	20,442	20,765
Prepaid expenses	426	376
Total deferred tax liabilities	25,670	26,322
Deferred tax assets:
Allowance for doubtful accounts	89	64
Compensation	824	1,011
Other accrued liabilities	150	95
	1,063	1,170
Less: valuation allowance	—	—
Total net deferred tax assets	1,063	1,170
Net deferred tax liabilities	$24,607	$25,152
Current portion of deferred tax assets	$150	$388
Non-current portion of deferred tax liabilities	(24,757)	(25,540)
Net deferred tax liabilities	$(24,607)	$(25,152)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2020 and December 31, 2019, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2020 and 2019, net deferred tax liabilities include a deferred tax asset of $1,063,000 and $1,170,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for doubtful accounts, and other accrued expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Current:
Federal	$850	$2,900	$2,205
State	400	1,100	835
Total current	1,250	4,000	3,040
Total deferred	(545)	1,420	2,660
Total Income Tax Provision	$705	$5,420	$5,700

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$(290)	$3,976	$4,017
State tax expense, net of federal benefit	235	1,079	1,134
Other, net	760	365	549
	$705	$5,420	$5,700

The 2020 effective tax rate exceeded the federal statutory rate primarily due to non-deductible compensation related expenses, book tax differences in impairments charges and state income taxes. The 2019 and 2018 effective tax rates exceed the federal statutory rate primarily due to state income taxes.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2017. During the first quarter of 2015, the IRS commenced an examination of the Company’s 2013 U.S. federal income tax return which was completed in the first quarter of 2016 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2020, and 2019 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, we had $600, $2,100, and $31,000, respectively, tax-related interest and penalties and had $0 accrued at December 31, 2020 and 2019.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.    Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan, which replaced our 2003 Stock Option Plan, was first approved by stockholders in 2005 and subsequently this plan was re-approved by stockholders in 2010. The changes made in 2013 in the Second Restated 2005 Plan (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) included directors as participants, (iv) targeted awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) required participants to retain 50% of their net annual restricted stock awards during their employment or service as a director, and (vi) included a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2020, 2019 and 2018. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2020, 2019 and 2018 and there were no stock options outstanding as of December 31, 2020.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2018	96,639	$44.85
Granted	63,811	37.37
Vested	(49,493)	43.98
Forfeited/canceled/expired	(1,781)	45.39
Outstanding at December 31, 2018	109,176	$40.87
Granted	72,985	31.18
Vested	(51,021)	42.66
Forfeited/canceled/expired	(2,916)	40.30
Outstanding at December 31, 2019	128,224	$34.66
Vested	(62,137)	36.50
Forfeited/canceled/expired	(2,332)	33.65
Non-vested and outstanding at December 31, 2020	63,755	$32.90
Weighted average remaining contractual life (in years)	1.6

There were no restricted stock grants awarded in 2020. The weighted average grant date fair value of restricted stock that vested during 2019 and 2018 was $2,276,000 and $2,385,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $1,896,000, $4,195,000 and $4,166,000 at December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018 we had $2,221,000, $2,129,000 and $2,201,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2020, 2019 and 2018 was $235,000, $227,000 and $251,000, respectively.

8.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $2,900, $2,400 and $1,100 in 2020, 2019 and 2018, respectively. The Company’s discretionary contribution to the plan was approximately $225,000, $250,000 and $265,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2020, 2019 and 2018 was $105,000, $135,000 and $149,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

2020 Acquisitions

On January 2, 2020, we closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200 thousand, of which $10 thousand was paid in 2019 and the remaining $190 thousand paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with our existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

2019 Acquisitions

On January 9, 2019, we closed on an agreement to purchase WPVQ-AM and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210 thousand. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with our existing stations. The proforma results for this acquisitions are not deemed material and therefore are not presented in the footnotes.

2018 Acquisitions

On October 29, 2018, we entered into an agreement to purchase WOGK-GM, WNDT-FM, WNDD-FM and WNDN-FM, from Ocala Broadcasting Corporation, LLC for an aggregate purchase price of $9.3 million, subject to certain purchase price adjustments. We closed this transaction effective December 31, 2018 using funds generated from operations of $9.84 million, which included the purchase price of $9.3 million, the purchase of $566 thousand in accounts receivable by certain closing adjustments and transactional costs of approximately $25 thousand, of which $553 thousand was paid in January 2019. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Ocala, Florida market as well as synergies and growth opportunities expected through the combination with our existing stations.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2020 and 2019 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2020 and 2019 acquisitions at their respective acquisition dates.

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

10.    Related Party Transactions

Principal Stockholder Employment Agreement

In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaced and superseded his prior employment agreement. We entered into amendments to the agreement on February 12, 2016 (the “First Amendment”) and February 26, 2019 (the “Second Amendment”). The First Amendment extended the term of the employment agreement to March 31, 2021. The First Amendment also states that on each anniversary of the effective date of the employment agreement, the Compensation Committee shall determine in its discretion the amount of any annual increases (which shall not be less than the greater of 4% or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary. The Second Amendment extends the term of the employment agreement from March 31, 2021 to March 31, 2025 and also makes certain clarifying modifications to the employment agreement.

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in our benefit plan. We will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at our principal executive offices and in Sarasota County, Florida. The First Amendment adds that we are authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, we will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2020 Mr. Christian’s average annual compensation, as defined by the employment agreement, was approximately $1,862,000.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, if Mr. Christian’s employment is terminated for any reason, other than for cause, we will continue to provide health insurance and medical reimbursement and maintain existing life insurance policies for a period of ten years, and the current split dollar life insurance policy shall be transferred to Mr. Christian and his wife, and we shall reimburse Mr. Christian for any tax consequences of such transfer. The agreement contains a covenant not to compete restricting Mr. Christian from competing with us in any of our markets if he voluntarily terminates his employment with us or is terminated for cause, for a three year period thereafter. The first amendment also entitles Mr. Christian to receive severance pay equal to 100% of his then base salary for 24 months payable in equal monthly installments and after the date upon which notice of termination is given, any unvested or time-vested stock options previously granted to Mr. Christian by us become immediately one hundred percent (100%) vested to the extent permitted by law.

On December 14, 2018, Mr. Christian agreed to defer approximately $100,000 of his 2019 salary to be paid 100% on January 3, 2020. On December 6, 2019, Mr. Christian agreed to defer approximately $100,000 of his 2020 salary to be paid 100% on January 15, 2021. On December 16, 2020, Mr. Christian agreed to defer approximately $100,000 of his 2021 salary which will be paid 100% on January 15, 2022.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Marcia K. Lobaito, Senior Vice President, Corporate Secretary and Director of Business Affairs, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. In July 2020, Eric Christian, Vice President of Digital Strategies entered into a Change in Control Agreement. Eric Christian is the son of Edward K. Christian, our President, CEO and Chairman. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

If there is a change in control, the Company shall pay a lump sum payment within 45 days there of 1.5 times the average of the executive’s last three full calendar years of such executive’s base salary and any annual cash bonus paid. In the event that such payment constitutes a “parachute payment” within the meaning of Section 280G subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay the executive an additional amount so that the executive will receive the entire amount of the lump sum payment before deduction for federal, state and local income tax and payroll tax. In the event of a change in control (other than the approval of plan of liquidation), the Company or the surviving entity may require as a condition to receipt of payment that the executive continue in employment for a period of up to six months after consummation of the change in control. During such six months, executive will continue to earn his pre-existing salary and benefits. In such case, the executive shall be paid the lump sum payment upon completion of the continued employment. If, however, the executive fails to remain employed during this period of continued employment for any reason other than (a) termination without cause by the Company or the surviving entity, (b) death, (c) disability or (d) breach of the agreement by the Company or the surviving entity, then executive shall not be paid the lump sum payment. In addition, if the executive’s employment is terminated by the Company without cause within six months prior to the consummation of a change in control, then the executive shall be paid the lump sum payment within 45 days of such change in control.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Related Party Transactions

Saga South Communications, LL (formerly, Saga Quad States), our fully owned subsidiary, completed the acquisition from Apex Media Corporation, a South Carolina corporation (“AMC”), and Pearce Development, LLC f/k/a Apex Real Property, LLC, a South Carolina limited liability company (“ARP” and together with AMC, “Seller”), of substantially all of Seller’s assets related to the operation of certain radio and translator stations, upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement dated May 9, 2017 (the “Apex Agreement”) by and among Seller, Saga South Communications, LLC, and, solely in his role as guarantor under the Apex Agreement, G. Dean Pearce, as further described in the Form 8-K filed by Saga on May 10, 2017. Mr. Pearce is President of AMC and ARP, and currently serves on the Board of Directors of Saga. The purchase price under the Apex Agreement was $23,000,000, subject to certain purchase price adjustments, payable in cash. The purchase price was determined through arm’s-length negotiations, and was approved by the Saga Board, and Finance and Audit Committee, in accordance with the requirements of Saga’s Corporate Governance Guidelines for the review of related party transactions. In connection with this agreement, we received 500 hours of service from New Pointe Systems, a subsidiary of Pearce Development and have agreed to provide 1,000, 30 second, spots of airtime to Pearce Development. As of December 31, 2020, the obligations from this agreement have been fulfilled. During 2020, 2019 and 2018, we also paid approximately $4,100, $4,400 and $4,100 rent per month, respectively to Pearce Development for our Hilton Head studio and office space beginning September 1, 2017.

Effective June 19, 2019, we employed Eric Christian, son of Edward K. Christian, our President, CEO and Chairman, as our Director of Solution Architecture. The Audit Committee approved the employment of Mr. Christian and in July 2020 approved his promotion to Vice President of Digital Strategies.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2020. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

12.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2020, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.6 million and $6.9 million at December 31, 2020 and 2019, respectively. Lease liabilities were $6.9 million and $7.0 million at December 31, 2020 and 2019, respectively. Payments on lease liabilities during the year ended December 31, 2020 totaled $1,737,000.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2020, 2019 and 2018, our total lease expense was $1,752,000, $1,801,000 and $1,603,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2020 (in thousands):

Years Ending December 31,
2021	$1,771
2022	1,685
2023	1,361
2024	1,047
2025	649
Thereafter	1,572
Total lease payments (a)	8,085
Less: Interest (b)	1,136
Present value of lease liabilities (c)	$6,949
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2020.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.5 years and 4.4%, respectively, at December 31, 2020.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2020	2019
Cash and cash equivalents	Level 1	$51,353	$44,034
Revolving Credit Facility	Level 2	10,000	10,000

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

During 2020, as a result of our interim impairment tests, we wrote down broadcast licenses with a carrying value of $51,448,000 to their fair value of $46,299,000, resulting in a non-cash impairment charge of $5,149,000, which is included in net income for the year ended December 31, 2020. The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. (See Note 3 for the disclosure of certain key assumptions used to develop the unobservable inputs.)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.    Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019

	(in thousands, except per share data)
Net operating revenue	$26,051	$27,816	$16,866	$32,191	$24,143	$31,274	$28,753	$31,791
Station operating expenses	22,199	23,163	18,652	22,879	19,616	23,600	21,119	23,050
Corporate G&A	3,015	2,685	3,070	2,706	2,838	2,788	2,651	3,281
Other operating expense (income), net	(1,330)	3	46	(2)	50	85	(13)	26
Impairment of broadcast licenses	—	—	3,757	—	1,392	—	—	—
Operating income (loss)	2,167	1,965	(8,659)	6,608	247	4,801	4,996	5,434
Other (income) expenses:
Interest expense	108	208	82	184	75	180	75	163
Interest (income)	(108)	(163)	(25)	(160)	(8)	(162)	(7)	(125)
Other (income) expense	(213)	—	—	—	—	(11)	(20)	(5)
Income before income taxes	2,380	1,920	(8,716)	6,584	180	4,794	4,948	5,401
Income tax provision	700	550	(3,805)	1,850	1,130	1,460	2,680	1,560
Net income (loss)	$1,680	$1,370	$(4,911)	$4,734	$(950)	$3,334	$2,268	$3,841

Basic earnings(loss) per share	$0.28	$0.23	$(0.82)	$0.80	$(0.16)	$0.56	$0.38	$0.64
Weighted average common shares	5,866	5,841	5,868	5,844	5,869	5,834	5,880	5,817

Diluted earnings (loss) per share	$0.28	$0.23	$(0.82)	$0.80	$(0.16)	$0.56	$0.38	$0.64
Weighted average common and common equivalent shares	5,866	5,841	5,868	5,844	5,869	5,834	5,880	5,817

15.    Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

16. Other Income

      During the first quarter of 2020, we sold land and a building on one of our tower sites in our Bellingham, Washington market for approximately $1,700,000 to Talbot Real Estate, LLC resulting in a $1,400,000 gain on the sale of assets.  The gain is recorded in the other operating (income) expense, net in the Company’s Consolidated Statements of Income.

During the first quarter of 2020, there was weather related damage to an antenna in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. The insurance settlement was finalized during the first quarter and we received cash proceeds of $208,000, resulting in a gain of $208,000.  The gain is recorded in other (income) expense, net in the Company’s Consolidated Statements of Income.

17.    Subsequent Events

On January 8, 2021, we closed on an agreement to purchase WBQL and W288DQ from Consolidated Media, LLC, for an aggregate purchase price of $175 thousand, of which $25 thousand was paid in 2020 and the remaining $150 thousand paid in 2021. These stations will join our Clarksville, Tennessee market.

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3(b)	3	Bylaws, as amended April 16, 2020.
4(a)	17	Description of the Company’s Securities
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	5	Chief Executive Officer Annual Incentive Plan.
10(d)	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	4	Change in Control Agreement of Warren S. Lada dated as of December 28, 2007.
10(j)	4	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(k)	10	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10(l)	9	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(m)	8	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(n)	11	Asset Purchase Agreement by and among Saga Broadcasting, LLC, Saga Quad States Communications, LLC, Saga Communications, Inc. and Evening Telegram Company d/b/a Morgan Murphy Media, dated May 9, 2017.
10(o)	11	Asset Purchase Agreement by and among Apex Media Corporation, Pearce Development, LLC f/k/a Apex Real Property, LLC, Saga Quad States Communications, LLC and G. Dean Pearce, dated May 9, 2017.
10(p)	12	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10(q)	13	First Amendment to Credit Agreement dated September 1, 2017 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(r)	13	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10(s)	14	Second Amendment to Credit Agreement dated June 27, 2018 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(t)	15	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10(u)	16	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10(v)	18	Assumption Agreement and Amendment of Loan Documents dated May 11, 2020 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank, and Citizens Bank.
10(w)	*	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

1	Exhibit filed with Company’s Form 10-K for the year ended December 31, 1998 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed with the Company’s Post-Effective Amendment No.1 to Form S-8 (File No. 333-125361) filed on May 20, 2020 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K filed on February 17, 2016 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on May 10, 2017 and incorporated by reference herein.

12	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 8-K filed on June 27, 2018 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 10-K filed on March 13, 2020 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2021.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

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