Form 10-Q
period 2021-03-31
SAGA COMMUNICATIONS INC
filed 2021-05-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 5, 2021 was 5,042,752 and 937,641, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$56,313	$51,353
Accounts receivable, net	12,670	15,732
Prepaid expenses and other current assets	2,750	2,988
Barter transactions	1,152	895
Total current assets	72,885	70,968
Property and equipment	142,299	142,680
Less accumulated depreciation	88,277	87,795
Net property and equipment	54,022	54,885
Other assets:
Broadcast licenses, net	90,277	90,208
Goodwill	19,209	19,106
Other intangibles, right of use assets, deferred costs and investments, net	11,014	11,321
	$247,407	$246,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,341	$2,212
Accrued payroll and payroll taxes	5,730	5,660
Other accrued expenses	4,780	5,267
Barter transactions	1,005	795
Total current liabilities	13,856	13,934
Deferred income taxes	24,637	24,607
Long-term debt	10,000	10,000
Other liabilities	7,050	7,405
Total liabilities	55,543	55,946
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	69,043	68,900
Retained earnings	159,748	158,990
Treasury stock	(37,004)	(37,425)
Total stockholders’ equity	191,864	190,542
	$247,407	$246,488

Note: The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$22,301	$26,051
Station operating expenses	18,923	22,199
Corporate general and administrative	2,438	3,015
Other operating expense (income), net	57	(1,330)
Operating income	883	2,167
Interest expense	73	108
Interest income	(6)	(108)
Other income	(272)	(213)
Income before income tax expense	1,088	2,380
Income tax expense	330	700
Net income	$758	$1,680

Earnings per share:
Basic	$0.13	$0.28
Diluted	$0.13	$0.28

Weighted average common shares	5,913	5,866
Weighted average common and common equivalent shares	5,913	5,866

Dividends declared per share	$—	$0.32

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income, three months ended March 31, 2020	—	—	—	—	—	1,680	—	1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864

See notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$5,352	$5,065
Cash flows from investing activities:
Acquisition of property and equipment	(534)	(1,021)
Acquisition of broadcast properties	(150)	(190)
Proceeds from sale and disposal of assets	22	—
Proceeds from insurance claims	272	213
Other investing activities	(2)	8
Net cash used in investing activities	(392)	(990)
Cash flows from financing activities:
Cash dividends paid	—	(1,797)
Purchase of treasury shares	—	(20)
Net cash used in financing activities	—	(1,817)
Net increase in cash and cash equivalents	4,960	2,258
Cash and cash equivalents, beginning of period	51,353	44,034
Cash and cash equivalents, end of period	$56,313	$46,292

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2020.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$758	$1,680
Less: Income allocated to unvested participating securities	8	37
Net income available to common stockholders	$750	$1,643

Denominator:
Denominator for basic earnings per share — weighted average shares	5,913	5,866
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,913	5,866

Earnings per share:
Basic	$0.13	$0.28
Diluted	$0.13	$0.28

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2021 and 2020, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2021.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $528,000 and $648,000 at March 31, 2021 and December 31, 2020, respectively.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items to improve consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 and there was no material impact as a result of adoption.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$20,007	$23,754
Digital Advertising Revenue	1,000	858
Other Revenue	1,294	1,439
Net Revenue	$22,301	$26,051

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

As of March 31, 2021 we performed a high-level qualitative assessment and determined it was not necessary to complete an interim impairment test. After our low point in Q2 2020, our revenue has been increasing and our analysis as of September 30, 2020 is still our best estimate of future revenues. During the first quarter of 2021, we have had no further triggering events and therefore did not perform any additional impairment calculations for goodwill or our broadcast licenses. We will continue to monitor potential triggering events and perform the appropriate analysis when deemed necessary.

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2021:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2020	6,771	954
Conversion of shares	16	(16)
Issuance of restricted stock	—	—
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2020	6,785	938
Balance, March 31, 2021	6,785	938

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2021, we have remaining authorization of $18.8 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three months ended March 31, 2021 and 2020, approximately 0 and 800 shares, respectively, were repurchased for $0 and $20,000 respectively, related to the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2021, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.3 million and $6.6 million at March 31, 2021 and December 31, 2020 respectively. Lease liabilities were $6.6 million and $6.9 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, we recorded additional ROU assets under operating leases of $35,000. Payments on lease liabilities during the three months ended March 31, 2021 and 2020 totaled $469,000, and $457,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2021 and 2020, our total lease expense was $440,000, and $433,000, respectively. Short-term lease costs are de minimus.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2021 (in thousands):

Years Ending December 31,
2021 (a)	$1,309
2022	1,692
2023	1,368
2024	1,054
2025	657
Thereafter	1,572
Total lease payments (b)	7,652
Less: Interest (c)	1,065
Present value of lease liabilities (d)	$6,587

(a)	Remaining payments are for the nine-months ending December 31, 2021
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2021.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 4.3%, respectively, at March 31, 2021.

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

2021 Acquisitions

On January 8, 2021, the Company closed on an agreement to purchase WBQL and W288DQ from Consolidated Media, LLC, for an aggregate purchase price of $175,000, of which $25,000 was paid in 2020 and the remaining $150,000 paid in 2021. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Clarksville, Tennessee market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

2020 Acquisitions

On January 2, 2020, the Company closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200,000, of which $10,000 was paid in 2019 and the remaining $190,000 paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Balance Sheet of 2021 and 2020 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2021 and 2020 acquisitions.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2021 and 2020 Acquisitions

	Acquisitions in
	2021	2020

	(In thousands)
Assets Acquired:
Property and equipment	$3	$11
Other assets:
Broadcast licenses	69	46
Goodwill	103	143
Total other assets	172	189
Total assets acquired	175	200
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$175	$200

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

An income tax expense of $330,000 was recorded for the three months ended March 31, 2021 compared to income tax expense of $700,000 for the three months ended March 31, 2020. The effective tax rate was approximately 30.3% for the three months ended March 31, 2021 compared to 29.4% for the three months ended March 31, 2020. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the three months ended March 31, 2021 and 2020, respectively.

There were no options granted during 2021 and 2020 and there were no stock options outstanding as of March 31, 2021. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2021	63,755	$32.90
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at March 31, 2021	63,755	$32.90

For the three months ended March 31, 2021 and 2020 , we had $343,000 and $569,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2021 and 2020 was $30,000 and $58,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020 we entered into an assumption agreement and amendment of loan documents as part of our reincorporation as a Florida corporation. The amendment also included an alternative benchmark rate as a replacement to LIBOR.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at March 31, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2021.

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

13. Other Income

During the first quarter of 2021, there was weather-related damage to an antenna in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. As part of the initial insurance settlement during the first quarter of 2021, the Company received cash proceeds of $250,000, resulting in a gain of $250,000. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

During the first quarter of 2020, there was weather related damage to an antenna in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. The insurance settlement was finalized during the first quarter and the Company received cash proceeds of $208,000, resulting in a gain of $208,000. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

During the first quarter of 2020, the Company sold land and a building on one of its tower sites in its Bellingham, Washington market for approximately $1,700,000 to Talbot Real Estate, LLC, resulting in a $1,400,000 gain on the sale of assets. The gain is recorded in the other operating (income) expense, net in the Company’s Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion is presented on a consolidated basis.

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

COVID-19 Impact and Response

During the first quarter of 2021, the effects of the COVID-19 pandemic and the related actions by governments to attempt to contain the spread of the virus have continued to impact our business. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, and its negative effect on our business, will last. Therefore, the unpredictability of the current economic and public health conditions continues. However, all of our markets are functioning at effectively full capacity, subject to ongoing health and safety protocols, which vary from state-to-state, and we remain optimistic about future advertising revenue and the ability to start events soon. Additional information regarding all actions taken by the Company since the onset of the pandemic can be found in our audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 79 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the three months ended March 31, 2021 and 2020, approximately 90% and 87%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. We expect a decrease in political advertising for 2021 due to the decreased number of national, state and local elections in most of our markets as compared to the prior year.

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

During the three months ended March 31, 2021 and 2020 and the years ended December 31, 2020 and 2019, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 39%, 39%, 39% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2021	2020	2020	2019
Market:
Charleston, South Carolina	5%	5%	5%	5%
Columbus, Ohio	10%	11%	10%	11%
Des Moines, Iowa	6%	6%	7%	6%
Milwaukee, Wisconsin	11%	11%	11%	11%
Norfolk, Virginia	7%	6%	6%	6%

During the three months ended March 31, 2021 and 2020 and the years ended December 31, 2021 and 2020, the radio stations in our five largest markets, when combined, represented approximately 41%, 53%, 49% and 43%, respectively, of our consolidated station operating income. We note that the percent of consolidated station operating income at March 31, 2020 and December 31, 2020 is higher than normal due to the impact of the COVID-19 pandemic on our markets. If the pandemic is resolved, we would anticipate results by market to be back to normalized amounts in future years. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2021	2020	2020	2019
Market:
Charleston, South Carolina	4%	4%	5%	4%
Columbus, Ohio	14%	21%	16%	15%
Des Moines, Iowa	4%	4%	7%	6%
Milwaukee, Wisconsin	11%	16%	15%	12%
Norfolk, Virginia	8%	8%	6%	6%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2021 and 2020.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$22,301	$26,051	$(3,750)	(14.4)%
Station operating expense	18,923	22,199	(3,276)	(14.8)%
Corporate general and administrative	2,438	3,015	(577)	(19.1)%
Other operating (income) expense, net	57	(1,330)	1,387	N/M
Operating income	883	2,167	(1,284)	(59.3)%
Interest expense	73	108	(35)	(32.4)%
Interest income	(6)	(108)	102	(94.4)%
Other income	(272)	(213)	(59)	N/M
Income before income tax expense	1,088	2,380	(1,292)	(54.3)%
Income tax expense	330	700	(370)	(52.9)%
Net income	$758	$1,680	$(922)	(54.9)%
Earnings per share (diluted)	$0.13	$0.28	(0.15)	(53.6)%

N/M =      Not Meaningful

For the three months ended March 31, 2021, consolidated net operating revenue was $22,301,000 compared with $26,051,000 for the three months ended March 31, 2020, a decrease of $3,750,000 or 14.4%. The decrease in revenue was attributable to the COVID-19 pandemic. We had decreases in gross local revenue of $2,907,000, gross political revenue of $818,000, gross national revenue of $266,000, gross barter revenue of $194,000, and non-spot gross revenue of $156,000, partially offset by an increase in gross interactive revenue of $139,000 and a decrease in agency commissions of $416,000, from the first quarter of 2020. The decrease in gross local, national, barter revenue and agency commissions was at the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertisers’ businesses. The decrease in non-spot gross revenue is primarily due to decreases in the number of events being held due to the COVID-19 pandemic. The decrease in gross political revenue was attributable to fewer national, local and state elections in 2021 versus 2020. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue.

Station operating expense was $18,923,000 for the three months ended March 31, 2021, compared with $22,199,000 for the three months ended March 31, 2020, a decrease of $3,276,000 or 14.8%. The decrease in operating expense was primarily a result of decreases in compensation related expenses, bad debt expense, commission expense, healthcare costs, depreciation and amortization expenses, barter expenses, tower lease expense, and music licensing fees, of $1,100,000, $676,000, $503,000, $341,000, $265,000, $218,000, $149,000 and $127,000 respectively partially offset by an increase in sales rating survey expenses of $287,000 from the first quarter of 2020.

We had operating income for the three months ended March 31, 2021 of $883,000 compared to $2,167,000 for the three months ended March 31, 2020, a decrease of $1,284,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, noted above, a decrease in corporate general and administrative expenses of $577,000 partially offset by a decrease in other operating income of $1,387,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in non cash compensation expenses of $226,000, compensation related expenses of $188,000 and overall expense reductions of $166,000, respectively, from first quarter of 2020. In the first quarter of 2020 we recorded the gain on the sale of a tower and a building on one of our tower sites in our Bellingham, Washington market of $1,400,000 in other operating (income) expense.

We generated net income of $758,000 ($0.13 per share on a fully diluted basis) during the three months ended March 31, 2021, compared to net income of $1,680,000 ($0.28 per share on a fully diluted basis) for the three months ended March 31, 2020, a decrease of $922,000. The decrease in net income is primarily due to the decrease in operating income, described above and a decrease in interest income of $102,000 partially offset by a decrease in income tax expense of $370,000. The decrease in our income tax expense is due to the decrease in income before income tax.

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Report.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at March 31, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2021.

Sources and Uses of Cash

During the three months ended March 31, 2021 and 2020, we had net cash flows from operating activities of $5,352,000 and $5,065,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2021, we have repurchased 2.2 million shares of our Class A Common Stock for $57 million. During the three months ended March 31, 2021, approximately 0 and 800 shares were repurchased for $0 and $20,000, respectively, related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2021 were $534,000 ($1,021,000 in 2020). We anticipate capital expenditures in 2021 to be approximately $4.5 million to $5.5 million, which we expect to finance through funds generated from operations.

On January 8, 2021, the Company closed on an agreement to purchase WBQL and W288DQ from Consolidated Media, LLC, for an aggregate purchase price of $175,000, of which $25,000 was paid in 2020 and the remaining $150,000 paid in 2021. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Clarksville, Tennessee market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

On January 2, 2020, the Company closed on an agreement to purchase W295BL from Basic Holdings, LLC, for an aggregate purchase price of $200,000, of which $10,000 was paid in 2019 and the remaining $190,000 paid in 2020. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Manchester, New Hampshire market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2020 Annual Report on Form 10-K except as noted below in “Part II – Other Information; Item 1A. Risk Factors”.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2021.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
January 1 - January 31, 2021	—	$—	—	$18,785,315
February 1 - February 28, 2021	—	$—	—	$18,785,315
March 1 - March 31, 2021	—	$—	—	$18,785,315
Total	—	$—	—	$18,785,315

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

SAGA COMMUNICATIONS, INC.

Date: May 10, 2021	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2021	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)