Form 10-Q
period 2021-06-30
SAGA COMMUNICATIONS INC
filed 2021-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11588

Saga Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	38-3042953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan (Address of principal executive offices)	48236 (Zip Code)

(313) 886-7070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	SGA	NASDAQ Global Market

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 5, 2021 was 5,042,752 and 937,641, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$59,384	$51,353
Accounts receivable, net	15,206	15,732
Prepaid expenses and other current assets	3,299	2,988
Barter transactions	1,217	895
Total current assets	79,106	70,968
Property and equipment	142,811	142,680
Less accumulated depreciation	89,220	87,795
Net property and equipment	53,591	54,885
Other assets:
Broadcast licenses, net	90,277	90,208
Goodwill	19,209	19,106
Other intangibles, right of use assets, deferred costs and investments, net	10,628	11,321
	$252,811	$246,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,417	$2,212
Accrued payroll and payroll taxes	7,201	5,660
Dividend payable	956	—
Other accrued expenses	5,096	5,267
Barter transactions	1,031	795
Total current liabilities	16,701	13,934
Deferred income taxes	24,807	24,607
Long-term debt	10,000	10,000
Other liabilities	6,785	7,405
Total liabilities	58,293	55,946
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	69,400	68,900
Retained earnings	162,045	158,990
Treasury stock	(37,004)	(37,425)
Total stockholders’ equity	194,518	190,542
	$252,811	$246,488

Note: The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,046	$16,866	$50,347	$42,917
Station operating expenses	21,017	18,652	39,940	40,851
Corporate general and administrative	2,494	3,070	4,932	6,085
Other operating (income) expense, net	(80)	46	(23)	(1,284)
Impairment of broadcast licenses	—	3,757	—	3,757
Operating income (loss)	4,615	(8,659)	5,498	(6,492)
Interest expense	72	82	145	190
Interest income	(4)	(25)	(10)	(133)
Other income	(31)	—	(303)	(213)
Income (loss) before income tax expense (benefit)	4,578	(8,716)	5,666	(6,336)
Income tax expense (benefit)	1,325	(3,805)	1,655	(3,105)
Net income (loss)	$3,253	$(4,911)	$4,011	$(3,231)

Earnings (loss) per share:
Basic	$0.54	$(0.82)	$0.67	$(0.54)
Diluted	$0.54	$(0.82)	$0.67	$(0.54)

Weighted average common shares	5,917	5,868	5,915	5,867
Weighted average common and common equivalent shares	5,917	5,868	5,915	5,867

Dividends declared per share	$0.16	$-	$0.16	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income, three months ended March 31, 2020	—	—	—	—	—	1,680	—	1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913
Net loss, three months ended June 30, 2020	—	—	—	—	—	(4,911)	—	(4,911)
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	—	612	—	—	612
Purchase of shares held in treasury	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2020	6,769	$68	954	$9	$67,861	$157,672	$(37,017)	$188,593

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864
Net income, three months ended June 30, 2021	—	—	—	—	—	3,253	—	3,253
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	357	—	—	357
Balance at June 30, 2021	6,785	$68	938	$9	$69,400	$162,045	$(37,004)	$194,518

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$9,203	$8,319
Cash flows from investing activities:
Acquisition of property and equipment	(1,455)	(1,379)
Acquisition of broadcast properties	(150)	(190)
Proceeds from sale and disposal of assets	130	1,669
Proceeds from insurance claims	272	213
Other investing activities	31	—
Net cash (used in) provided by investing activities	(1,172)	313
Cash flows from financing activities:
Cash dividends paid	—	(3,716)
Purchase of treasury shares	—	(41)
Net cash used in financing activities	—	(3,757)
Net increase in cash and cash equivalents	8,031	4,875
Cash and cash equivalents, beginning of period	51,353	44,034
Cash and cash equivalents, end of period	$59,384	$48,909

See accompanying notes to unaudited condensed consolidated financial statements.

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020. Results of operations for three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2020.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2021, for items that should potentially be recognized in these financial statements or discussed within the notes to the financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Numerator:
Net income (loss)	$3,253	$(4,911)	$4,011	$(3,231)
Less: Income (loss) allocated to unvested participating securities	35	(104)	43	(68)
Net income (loss) available to common stockholders	$3,218	$(4,807)	$3,968	$(3,163)

Denominator:
Denominator for basic earnings per share — weighted average shares	5,917	5,868	5,915	5,867
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,917	5,868	5,915	5,867

Earnings (loss) per share:
Basic	$0.54	$(0.82)	$0.67	$(0.54)
Diluted	$0.54	$(0.82)	$0.67	$(0.54)

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and six months ended June 30, 2021 and 2020, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2021.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $446,000 and $648,000 at June 30, 2021 and December 31, 2020, respectively.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$24,944	$15,241	$44,951	$38,995
Digital Advertising Revenue	1,636	709	2,636	1,567
Other Revenue	1,466	916	2,760	2,355
Net Revenue	$28,046	$16,866	$50,347	$42,917

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

The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three and six months ended June 30, 2021. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2021:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2020	6,771	954
Conversion of shares	16	(16)
Issuance of restricted stock	—	—
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2020	6,785	938
Balance, June 30, 2021	6,785	938

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2021, we have remaining authorization of $18.8 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three and six months ended June 30, 2021 no shares were repurchased under the Stock Buy-Back Program. During the three and six months ended June 30, 2020, approximately 800 and 1,600 shares, respectively, were repurchased for $21,000 and $41,000, respectively, related to the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2021, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.9 million and $6.6 million at June 30, 2021 and December 31, 2020, respectively. Lease liabilities were $6.2 million and $6.9 million at June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, we recorded additional ROU assets under operating leases of $8,000 and $43,000. Payments on lease liabilities during the three and six months ended June 30, 2021 and 2020 totaled $415,000, $884,000, $401,000 and $858,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2021 and 2020, our total lease expense was $442,000, $882,000, $433,000 and $866,000, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2021 (in thousands):

Years Ending December 31,
2021 (a)	$895
2022	1,693
2023	1,369
2024	1,055
2025	658
Thereafter	1,577
Total lease payments (b)	7,247
Less: Interest (c)	999
Present value of lease liabilities (d)	$6,248

(a)	Remaining payments are for the six-months ending December 31, 2021
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2021.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 4.3%, respectively, at June 30, 2021.

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

An income tax expense of $1,325,000 was recorded for the three months ended June 30, 2021 compared to an income tax benefit of $3,805,000 for the three months ended June 30, 2020. The effective tax rate was approximately 28.9% for the three months ended June 30, 2021 compared to 43.7% for the three months ended June 30, 2020. An income tax expense of $1,655,000 was recorded for the six months ended June 30, 2021 compared to an income tax benefit of $3,105,000 for the six months ended June 30, 2020. The effective tax rate was approximately 29.2% for the six months ended June 30, 2021 compared to 49.0% for the six months ended June 30, 2020. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The prior year’s tax rate was impacted by the broadcast license impairment charge which was a discrete item and contributed approximately $1.1 million of tax benefit for the three and six month periods ended June 30, 2020.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On October 16, 2013 our stockholders approved the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan, which was amended in 2018 after approval of the amendment by our stockholders at our 2018 annual meeting (as amended, the “Second Restated 2005 Plan”). The 2005 Incentive Compensation Plan, which replaced our 2003 Stock Option Plan, was first approved by stockholders in 2005 and subsequently this plan was re-approved by stockholders in 2010. The changes made in 2013 in the Second Restated 2005 Plan (i) increased the number of authorized shares by 233,334 shares of Common Stock, (ii) extended the date for making awards to September 6, 2018, (iii) included directors as participants, (iv) targeted awards according to groupings of participants based on ranges of base salary of employees and/or retainers of directors, (v) required participants to retain 50 % of their net annual restricted stock awards during their employment or service as a director, and (vi) included a clawback provision. The 2018 amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023, and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, or 990,000 shares of Class A Common Stock, of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 370,000 shares of Class A Common Stock issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and six months ended June 30, 2021 and 2020, respectively.

There were no options granted during 2021 and 2020 and there were no stock options outstanding as of June 30, 2021. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three and six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2021	63,755	$32.90
Vested	519	33.03
Forfeited	—	—
Non-vested and outstanding at June 30, 2021	63,236	$32.90

For the three and six months ended June 30, 2021 and 2020, we had $357,000, $700,000, $612,000 and $1,181,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2021 and 2020 was $33,000, $64,000, $69,000 and $127,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	—	—
	$10,000	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”). The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at June 30, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2021.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On June 18, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per shares on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on July 16, 2021 to shareholders of record on June 30, 2020.

On June 18, 2020, the Company’s Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19.

On March 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020.

13. Other Income

During the first quarter of 2021, there was weather-related damage to an antenna in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. As part of the initial insurance settlement during the first quarter of 2021, the Company received cash proceeds of $250,000, resulting in a gain of $250,000. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income. We anticipate recording an additional $290,000 in cash proceeds and gain in other (income) expense, net in the third quarter of 2021.

During the first quarter of 2020, there was weather-related damage to an antenna in our Keene, New Hampshire market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. The insurance settlement was finalized during the first quarter of 2020 and the Company received cash proceeds of $208,000, resulting in a gain of $208,000. The gain is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the radio broadcasting industry, the economy, and the Company. Words such as “anticipates,” “believes,” “expects,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations; U.S. national and local economic conditions; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the effects of the ongoing COVID-19 pandemic; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2020 or in this Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2020. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2020.

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

COVID-19 Impact and Response

During the six months ended June 30, 2021, the effects of the COVID-19 pandemic and related actions by governments to attempt to contain the spread of the virus have continued to impact our business. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, and its negative effect on our business, will last. Therefore, the unpredictability of the current economic and public health conditions continues. However, all of our markets are functioning at effectively full capacity, subject to ongoing health and safety protocols, which vary from state-to-state and we have begun to host our non-spot events again. As we exited the second quarter of 2021, we remain optimistic about future advertising revenue. Additional information regarding all actions taken by the Company since the onset of the pandemic can be found in our audited financial statements and Management Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2020.

Financial Condition and Results of Operations

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the six months ended June 30, 2021 and 2020, approximately 89% and 89%, respectively, of our radio station’s gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the course of the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect a decrease in political advertising for 2021 due to the decreased number of national, state and local elections in most of our markets as compared to the prior year.

Our net operating revenue, station operating expense and operating income varies from market to market based upon each market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

The broadcasting industry and advertising in general, is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations primarily broadcast in small to midsize markets. Historically, such markets have been more stable than major metropolitan markets during downturns in advertising spending, but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

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

The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular radio station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions and ratings. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of inventory sell-out ratios and pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

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

During the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 39%, 38%, 39% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2021	2020	2020	2019
Market:
Charleston, South Carolina	5%	5%	5%	5%
Columbus, Ohio	10%	10%	10%	11%
Des Moines, Iowa	6%	6%	7%	6%
Milwaukee, Wisconsin	11%	11%	11%	11%
Norfolk, Virginia	7%	6%	6%	6%

During the six months ended June 30, 2021 and 2020 and the years ended December 31, 2021 and 2020, the radio stations in our five largest markets, when combined, represented approximately 39%, 56%, 49% and 43%, respectively, of our consolidated station operating income. We note that the percentage of consolidated station operating income at June 30, 2020 and December 31, 2020 is higher than what would normally be expected due to the impact of the COVID-19 pandemic on our markets. If the pandemic is resolved, we would anticipate results for each market to be back to normalized amounts in future years. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2021	2020	2020	2019
Market:
Charleston, South Carolina	4%	2%	5%	4%
Columbus, Ohio	13%	25%	16%	15%
Des Moines, Iowa	4%	3%	7%	6%
Milwaukee, Wisconsin	11%	19%	15%	12%
Norfolk, Virginia	7%	7%	6%	6%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,046	$16,866	$11,180	66.3%
Station operating expenses	21,017	18,652	2,365	12.7%
Corporate general and administrative	2,494	3,070	(576)	(18.8)%
Other operating (income) expense, net	(80)	46	(126)	N/M
Impairment of broadcast licenses	—	3,757	(3,757)	N/M
Operating income (loss)	4,615	(8,659)	13,274	(153.3)%
Interest expense	72	82	(10)	(12.2)%
Interest income	(4)	(25)	21	(84.0)%
Other income	(31)	—	(31)	N/M
Income (loss) before income tax expense (benefit)	4,578	(8,716)	13,294	(152.5)%
Income tax expense (benefit)	1,325	(3,805)	5,130	(134.8)%
Net income (loss)	$3,253	$(4,911)	$8,164	(166.2)%
Earnings (loss) per share (diluted)	$0.54	$(0.82)	1.36	(165.9)%

N/M =      Not Meaningful

For the three months ended June 30, 2021, consolidated net operating revenue was $28,046,000 compared with $16,866,000 for the three months ended June 30, 2020, an increase of $11,180,000 or 66.3%. The increase in revenue in the second quarter of 2021 was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $8,737,000, gross national revenue of $1,481,000, gross interactive revenue of $930,000, non-spot gross revenue of $541,000, gross political revenue of $141,000, and gross barter revenue of $111,000, partially offset by an increase in agency commissions of $842,000, from the second quarter of 2020. The increases in gross local, national, and barter revenue and agency commissions occurred in the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertisers’ businesses in 2020, in contrast with the beginning of the economic recovery in the second quarter of 2021. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us starting to host events again in the second quarter of 2021, whereas the number of events that were being held in 2020 due to the COVID-19 pandemic was relatively very few. The increase in gross political revenue was attributable to an increase at our Portland, Maine market, partially offset by fewer national, local and state elections in 2021 versus 2020 at our other markets.

Station operating expense was $21,017,000 for the three months ended June 30, 2021, compared with $18,652,000 for the three months ended June 30, 2020, an increase of $2,365,000 or 12.7%. The increase in operating expense was primarily a result of increases in commission expense, healthcare costs, sales rating survey expenses, and music licensing fees, of $1,270,000, $500,000, $481,000 and $102,000, respectively, from the second quarter of 2020.

We had operating income for the three months ended June 30, 2021 of $4,615,000 compared to an operating loss of $8,659,000 for the three months ended June 30, 2020, an increase of $13,274,000. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, noted above, a non cash impairment charge related to our broadcast licenses in the second quarter of 2020 of $3,757,000, a decrease in corporate general and administrative expenses of $576,000 and an increase in other operating income of $126,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in non cash compensation expenses of $255,000, legal expenses of $81,000, compensation-related expenses of $55,000 and overall expense reductions of $185,000, respectively, from second quarter of 2020. In the second quarter of 2021 we recorded a gain on the sale of fixed assets of $80,000 compared to a loss on the sale of fixed assets of $46,000 in the second quarter of 2020 in other operating (income) expense.

We generated net income of $3,253,000 ($0.54 per share on a fully diluted basis) during the three months ended June 30, 2021, compared to a net loss of $4,911,000 ($0.82 per share on a fully diluted basis) for the three months ended June 30, 2020, an increase of $8,164,000. The increase in net income is primarily due to the increase in operating income, described above and an increase in income tax expense of $5,130,000. The increase in our income tax expense is due to the increase in income before income tax.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020.

Consolidated Results of Operations

	Six Months Ended
	June 30,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$50,347	$42,917	$7,430	17.3%
Station operating expenses	39,940	40,851	(911)	(2.2)%
Corporate general and administrative	4,932	6,085	(1,153)	(18.9)%
Other operating (income) expense, net	(23)	(1,284)	1,261	N/M
Impairment of broadcast licenses	—	3,757	(3,757)	N/M
Operating income (loss)	5,498	(6,492)	11,990	(184.7)%
Interest expense	145	190	(45)	(23.7)%
Interest income	(10)	(133)	123	(92.5)%
Other income	(303)	(213)	(90)	N/M
Income (loss) before income tax expense (benefit)	5,666	(6,336)	12,002	(189.4)%
Income tax expense (benefit)	1,655	(3,105)	4,760	(153.3)%
Net income (loss)	$4,011	$(3,231)	$7,242	(224.1)%
Earnings (loss) per share (diluted)	$.67	$(.54)	1.21	(224.1)%

N/M =      Not Meaningful

For the six months ended June 30, 2021, consolidated net operating revenue was $50,347,000 compared with $42,917,000 for the six months ended June 30, 2020, an increase of $7,430,000 or 17.3%. The increase in revenue was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $5,836,000, gross national revenue of $1,214,000, gross interactive revenue of $1,070,000, and non-spot gross revenue of $386,000 partially offset by a decrease in gross political revenue of $672,000 and an increase in agency commissions of $427,000, for the comparable period of 2020. The increase in gross local and national revenue occurred in the majority of our markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us starting to host events again in 2021, whereas the number of events that were being held in 2020 due to the COVID-19 pandemic was relatively very few. The decrease in gross political revenue was attributable to less national, local and state elections in 2021 versus 2020. The increase in agency commissions was due to the increase in gross revenue.

Station operating expense was $39,940,000 for the six months ended June 30, 2021, compared with $40,851,000 for the six months ended June 30, 2020, a decrease of $911,000 or 2.2%. The decrease in operating expense was primarily result of decreases in compensation related expense, bad debt expense, depreciation and amortization expense and tower lease expense of $1,196,000, $588,000, $511,000 and $188,000, respectively partially offset by an increase in sales rating survey expenses and commission expense of $768,000 and $767,000, respectively for the comparable period of 2020.

We had operating income for the six months ended June 30, 2021 of $5,498,000 compared to an operating loss of $6,492,000 for the six months ended June 30, 2020, an increase of $11,990,000. The increase was a result of the increase in net operating revenue and a decrease in station operating expense, noted above, and a non-cash impairment charge related to our broadcast licenses of $3,757,000 in 2020, a decrease in corporate general and administrative expenses of $1,153,000 partially offset by a decrease in other operating income of $1,261,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in non-cash compensation expenses of $481,000, legal expenses of $136,000, contribution expenses of $126,000, compensation-related expenses of $194,000 and overall expense reductions of $200,000, respectively, from the comparable period of 2020. In the first quarter of 2020 we recorded the gain on the sale of a tower and a building on one of our tower sites in our Bellingham, Washington market of $1,400,000 in other operating (income) expenses.

We generated net income of $4,011,000 ($0.67 per share on a fully diluted basis) during the six months ended June 30, 2021, compared to a net loss of $3,231,000 ($0.54 per share on a fully diluted basis) for the six months ended June 30, 2020, an increase of $7,242,000. The increase in net income is primarily due to the increase in operating income, described above, partially offset by an increase in income tax expense of $4,760,000. The increase in our income tax expense is due to the increase in income before income tax.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”). The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at June 30, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2021.

Sources and Uses of Cash

During the six months ended June 30, 2021 and 2020, we had net cash flows from operating activities of $9,203,000 and $8,319,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for interest and payments of principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2021, we have repurchased 2.2 million shares of our Class A Common Stock for $57 million. During the three and six months ended June 30, 2021, we did not repurchase any shares related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2021 were $1,455,000 (versus $1,379,000 in 2020). We anticipate capital expenditures in 2021 to be approximately $4.0 million to $4.5 million, which we expect to finance through funds generated from operations.

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

On June 18, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per shares on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on July 16, 2021 to shareholders of record on June 30, 2021 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at June 30, 2021. The Company had previously temporarily suspended the quarterly cash dividend in response to the uncertainty of the ongoing impact of COVID-19 as of June 18, 2020.

On March 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1.9 million, was paid on April 10, 2020 to shareholders of record on March 16, 2020 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2020, which is hereby incorporated herein by reference, for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2020 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2021.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
April 1 - April 30, 2021	—	$—	—	$18,785,315
May 1 - May 31, 2021	—	$—	—	$18,785,315
June 1 - June 30, 2021	—	$—	—	$18,785,315
Total	—	$—	—	$18,785,315

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

SAGA COMMUNICATIONS, INC.

Date: August 9, 2021	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2021	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)