Form 10-Q
period 2021-09-30
SAGA COMMUNICATIONS INC
filed 2021-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of November 5, 2021 was 5,042,752 and 937,641, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$62,181	$51,353
Accounts receivable, net	15,987	15,732
Prepaid expenses and other current assets	2,629	2,988
Barter transactions	1,273	895
Total current assets	82,070	70,968
Property and equipment	144,001	142,680
Less accumulated depreciation	90,550	87,795
Net property and equipment	53,451	54,885
Other assets:
Broadcast licenses, net	90,277	90,208
Goodwill	19,209	19,106
Other intangibles, right of use assets, deferred costs and investments, net	10,107	11,321
	$255,114	$246,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,359	$2,212
Accrued payroll and payroll taxes	6,901	5,660
Dividend payable	956	—
Other accrued expenses	5,033	5,267
Barter transactions	1,114	795
Current portion of long-term debt	10,000	—
Total current liabilities	26,363	13,934
Deferred income taxes	25,017	24,607
Long-term debt	—	10,000
Other liabilities	6,370	7,405
Total liabilities	57,750	55,946
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	69,748	68,900
Retained earnings	164,543	158,990
Treasury stock	(37,004)	(37,425)
Total stockholders’ equity	197,364	190,542
	$255,114	$246,488

Note: The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,845	$24,143	$79,192	$67,060
Station operating expenses	21,690	19,616	61,630	60,467
Corporate general and administrative	2,538	2,838	7,470	8,923
Other operating (income) expense, net	(2)	50	(25)	(1,234)
Impairment of broadcast licenses	—	1,392	—	5,149
Operating income (loss)	4,619	247	10,117	(6,245)
Interest expense	73	75	218	265
Interest income	(4)	(8)	(14)	(141)
Other income	(279)	—	(582)	(213)
Income (loss) before income tax expense (benefit)	4,829	180	10,495	(6,156)
Income tax expense (benefit)	1,375	1,130	3,030	(1,975)
Net income (loss)	$3,454	$(950)	$7,465	$(4,181)

Earnings (loss) per share:
Basic	$0.58	$(0.16)	$1.25	$(0.70)
Diluted	$0.58	$(0.16)	$1.25	$(0.70)

Weighted average common shares	5,917	5,869	5,916	5,867
Weighted average common and common equivalent shares	5,917	5,869	5,916	5,867

Dividends declared per share	$0.16	$-	$0.32	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net income, three months ended March 31, 2020	—	—	—	—	—	1,680	—	1,680
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	569	—	—	569
Purchase of shares held in treasury	—	—	—	—	—	—	(20)	(20)
401(k) plan contribution	—	—	—	—	(131)	—	382	251
Balance at March 31, 2020	6,771	$68	954	$9	$67,249	$162,583	$(36,996)	$192,913
Net loss, three months ended June 30, 2020	—	—	—	—	—	(4,911)	—	(4,911)
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	—	612	—	—	612
Purchase of shares held in treasury	—	—	—	—	—	—	(21)	(21)
Balance at June 30, 2020	6,769	$68	954	$9	$67,861	$157,672	$(37,017)	$188,593
Net loss, three months ended September 30, 2020	—	—	—	—	—	(950)	—	(950)
Compensation expense related to restricted stock awards	—	—	—	—	618	—	—	618
Purchase of shares held in treasury	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	6,769	$68	954	$9	$68,479	$156,722	$(37,039)	$188,239

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864
Net income, three months ended June 30, 2021	—	—	—	—	—	3,253	—	3,253
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	357	—	—	357
Balance at June 30, 2021	6,785	$68	938	$9	$69,400	$162,045	$(37,004)	$194,518
Net income, three months ended September 30, 2021	—	—	—	—	—	3,454	—	3,454
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	348	—	—	348
Balance at September 30, 2021	6,785	$68	938	$9	$69,748	$164,543	$(37,004)	$197,364

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$13,905	$8,206
Cash flows from investing activities:
Acquisition of property and equipment	(2,687)	(1,880)
Acquisition of broadcast properties	(150)	(190)
Proceeds from sale and disposal of assets	138	1,675
Proceeds from insurance claims	567	213
Other investing activities	11	—
Net cash used in investing activities	(2,121)	(182)
Cash flows from financing activities:
Cash dividends paid	(956)	(3,716)
Purchase of treasury shares	—	(63)
Net cash used in financing activities	(956)	(3,779)
Net increase in cash and cash equivalents	10,828	4,245
Cash and cash equivalents, beginning of period	51,353	44,034
Cash and cash equivalents, end of period	$62,181	$48,279

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020. Results of operations for three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2020.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2021, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Numerator:
Net income (loss)	$3,454	$(950)	$7,465	$(4,181)
Less: Income (loss) allocated to unvested participating securities	37	(20)	80	(86)
Net income (loss) available to common stockholders	$3,417	$(930)	$7,385	$(4,095)

Denominator:
Denominator for basic earnings per share — weighted average shares	5,917	5,869	5,916	5,867
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,917	5,869	5,916	5,867

Earnings (loss) per share:
Basic	$0.58	$(0.16)	$1.25	$(0.70)
Diluted	$0.58	$(0.16)	$1.25	$(0.70)

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2021 and 2020, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2021.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $385,000 and $648,000 at September 30, 2021 and December 31, 2020, respectively.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$24,970	$22,124	$69,921	$61,119
Digital Advertising Revenue	1,984	845	4,620	2,412
Other Revenue	1,891	1,174	4,651	3,529
Net Revenue	$28,845	$24,143	$79,192	$67,060

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

The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three and nine months ended September 30, 2021. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2021:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2020	6,771	954
Conversion of shares	16	(16)
Issuance of restricted stock	—	—
Forfeiture of restricted stock	(2)	—
Balance, December 31, 2020	6,785	938
Balance, September 30, 2021	6,785	938

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2021, we have remaining authorization of $18.8 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three and nine months ended September 30, 2021 no shares were repurchased under the Stock Buy-Back Program. During the three and nine months ended September 30, 2020, approximately 1,000 and 2,600 shares, respectively, were repurchased for $22,000 and $63,000, respectively, related to the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2021, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.5 million and $6.6 million at September 30, 2021 and December 31, 2020 respectively. Lease liabilities were $5.8 million and $6.9 million at September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, we recorded additional ROU assets under operating leases of $15,000 and $58,000. Payments on lease liabilities during the three and nine months ended September 30, 2021 and 2020 totaled $451,000, $1,335,000, $401,000 and $858,000, respectively.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2021 and 2020, our total lease expense was $443,000, $1,325,000, $444,000 and $1,310,000, respectively. Short-term lease costs are de minimus.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2021 (in thousands):

Years Ending December 31,
2021 (a)	$440
2022	1,679
2023	1,358
2024	1,058
2025	661
Thereafter	1,579
Total lease payments (b)	6,775
Less: Interest (c)	934
Present value of lease liabilities (d)	$5,841

(a)	Remaining payments are for the three-months ending December 31, 2021
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2021.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.2 years and 4.3%, respectively, at September 30, 2021.

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

An income tax expense of $1,375,000 was recorded for the three months ended September 30, 2021 compared to $1,130,000 for the three months ended September 30, 2020. The effective tax rate was approximately 28.5% for the three months ended September 30, 2021 compared to 627.8% for the three months ended September 30, 2020. An income tax expense of $3,030,000 was recorded for the nine months ended September 30, 2021 compared to an income tax benefit of $1,975,000 for the nine months ended September 30, 2020. The effective tax rate was approximately 28.9% for the nine months ended September 30, 2021 compared to 32.1% for the nine months ended September 30, 2020. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The prior year’s tax rate was impacted by the broadcast license impairment charge which was a discrete item and contributed approximately $400,000 and $1,500,000 of tax benefit for the three and nine month periods ended September 30, 2020, respectively.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and nine months ended September 30, 2021 and 2020, respectively.

There were no options granted during 2021 and 2020 and there were no stock options outstanding as of September 30, 2021. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three and nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2021	63,755	$32.90
Vested	519	33.02
Forfeited	—	—
Non-vested and outstanding at September 30, 2021	63,236	$32.90

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2021 and 2020, we had $348,000, $1,048,000, $618,000 and $1,799,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2021 and 2020 was $30,000, $94,000, $71,000 and $198,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Revolving credit facility	$10,000	$10,000
Amounts payable within one year	(10,000)	—
	$—	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at September 30, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility, which was presented in the current portion of long-term debt on our balance sheet at September 30, 2021.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2021. After we paid down the debt and reduced our Revolving Credit Facility as noted above, we have $50 million of unused borrowing capacity at the date of filing this Form 10-Q.

11. Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

12. Dividends

On September 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on October 22, 2021 to shareholders of record on October 8, 2021.

On June 18, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on July 16, 2021 to shareholders of record on June 30, 2020.

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

13. Other Income

During the first quarter of 2021, there was weather-related damage to an antenna in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. As part of the initial insurance settlement during the first quarter of 2021, the Company received cash proceeds of $250,000, resulting in a gain of $250,000. We received additional cash proceeds of $290,000 in the third quarter, resulting in a gain of $290,000. The total gain of $540,000 is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statements of Income.

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

COVID-19 Impact and Response

During the nine months ended September 30, 2021, the effects of the COVID-19 pandemic and related actions by governments to attempt to contain the spread of the virus have continued to impact our business. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, and its negative effect on our business, will last. Therefore, the unpredictability of the current economic and public health conditions continues. However, all of our markets are functioning at effectively full capacity, subject to ongoing health and safety protocols, which vary from state-to-state and we have continued to increase the number of our non-spot events again. As we exited the third quarter of 2021, we remain optimistic about future advertising revenue. Additional information regarding all actions taken by the Company since the onset of the pandemic can be found in our audited financial statements and Management Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2020.

Financial Condition and Results of Operations

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 34 AM radio stations and 79 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2021 and 2020, approximately 89% and 87%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin and Norfolk, Virginia markets, when combined, represented approximately 39%, 38%, 39% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

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

During the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, the radio stations in our five largest markets, when combined, represented approximately 39%, 52%, 49% and 43%, respectively, of our consolidated station operating income. We note that the percentage of consolidated station operating income at September 30, 2020 and December 31, 2020 is higher than what would normally be expected due to the impact of the COVID-19 pandemic on our markets. If the pandemic is resolved, we would anticipate results for each market to be back to normalized amounts in future years. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2021	2020	2020	2019
Market:
Charleston, South Carolina	3%	4%	5%	4%
Columbus, Ohio	13%	19%	16%	15%
Des Moines, Iowa	4%	6%	7%	6%
Milwaukee, Wisconsin	12%	16%	15%	12%
Norfolk, Virginia	7%	7%	6%	6%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,845	$24,143	$4,702	19.5%
Station operating expenses	21,690	19,616	2,074	10.6%
Corporate general and administrative	2,538	2,838	(300)	(10.6)%
Other operating (income) expense, net	(2)	50	(52)	N/M
Impairment of broadcast licenses	—	1,392	(1,392)	N/M
Operating income (loss)	4,619	247	4,372	N/M
Interest expense	73	75	(2)	(2.7)%
Interest income	(4)	(8)	4	(50.0)%
Other income	(279)	—	(279)	N/M
Income (loss) before income tax expense (benefit)	4,829	180	4,649	N/M
Income tax expense (benefit)	1,375	1,130	245	21.7%
Net income (loss)	$3,454	$(950)	$4,404	(463.6)%
Earnings (loss) per share (diluted)	$0.58	$(0.16)	$0.74	(462.5)%

N/M =      Not Meaningful

For the three months ended September 30, 2021, consolidated net operating revenue was $28,845,000 compared with $24,143,000 for the three months ended September 30, 2020, an increase of $4,702,000 or 19.5%. The increase in revenue in the third quarter of 2021 was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $3,945,000, gross interactive revenue of $1,139,000, non-spot gross revenue of $709,000, gross barter revenue of $205,000 and gross national revenue of $178,000, partially offset by a decrease in gross political revenue of $1,532,000, from the third quarter of 2020. The increases in gross local revenue and agency commissions occurred in the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertisers’ businesses in 2020, in contrast with the economic recovery that has begun to take place in 2021. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us starting to host events again in 2021, whereas the number of events that were being held in 2020 due to the COVID-19 pandemic was relatively very few. The decrease in gross political revenue was attributable to fewer national, local and state elections in 2021 versus 2020 in the majority of our markets.

Station operating expense was $21,690,000 for the three months ended September 30, 2021, compared with $19,616,000 for the three months ended September 30, 2020, an increase of $2,074,000 or 10.6%. The increase in operating expense was primarily a result of increases in sales rating survey expenses, commission expense, interactive services expenses, barter expenses, healthcare costs, bad debt expenses, and music licensing fees, of $511,000, $470,000, $328,000, $304,000, $232,000, $186,000 and $145,000, respectively, from the third quarter of 2020.

We had operating income for the three months ended September 30, 2021 of $4,619,000 compared to $247,000 for the three months ended September 30, 2020, an increase of $4,372,000. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, noted above, a non-cash impairment charge related to our broadcast licenses in the third quarter of 2020 of $1,392,000, a decrease in corporate general and administrative expenses of $300,000 and an increase in other operating income of $52,000. The decrease in corporate general and administrative expenses was primarily attributable to a decrease in non-cash compensation expenses of $270,000, from third quarter of 2020. In the third quarter of 2021 we recorded a gain on the sale of fixed assets of $2,000 compared to a loss on the sale of fixed assets of $50,000 in the third quarter of 2020 in other operating (income) expense.

We generated net income of $3,454,000 ($0.58 per share on a fully diluted basis) during the three months ended September 30, 2021, compared to a net loss of $950,000 ($0.16 per share on a fully diluted basis) for the three months ended September 30, 2020, an increase of $4,404,000. The increase in net income is primarily due to the increase in operating income, described above and an increase in other income of $279,000 and an increase in income tax expense of $245,000. The increase in other income is related to a gain on insurance proceeds as described in footnote 13 other income. The increase in our income tax expense is due to the increase in income before income tax.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020.

Consolidated Results of Operations

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$79,192	$67,060	$12,132	18.1%
Station operating expenses	61,630	60,467	1,163	1.9%
Corporate general and administrative	7,470	8,923	(1,453)	(16.3)%
Other operating (income) expense, net	(25)	(1,234)	1,209	N/M
Impairment of broadcast licenses	—	5,149	(5,149)	N/M
Operating income (loss)	10,117	(6,245)	16,362	(262.0)%
Interest expense	218	265	(47)	(17.7)%
Interest income	(14)	(141)	127	(90.1)%
Other income	(582)	(213)	(369)	N/M
Income (loss) before income tax expense (benefit)	10,495	(6,156)	16,651	(270.5)%
Income tax expense (benefit)	3,030	(1,975)	5,005	(253.4)%
Net income (loss)	$7,465	$(4,181)	$11,646	(278.5)%
Earnings (loss) per share (diluted)	$1.25	$(.70)	$1.95	(278.6)%

N/M =      Not Meaningful

For the nine months ended September 30, 2021, consolidated net operating revenue was $79,192,000 compared with $67,060,000 for the nine months ended September 30, 2020, an increase of $12,132,000 or 18.1%. The increase in revenue was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $9,774,000, gross interactive revenue of $2,206,000, gross national revenue of $1,391,000, and non-spot gross revenue of $1,088,000 partially offset by a decrease in gross political revenue of $2,206,000, for the comparable period of 2020. The increase in gross local and national revenue occurred in the majority of our markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us starting to host events again in 2021, whereas the number of events that were being held in 2020 due to the COVID-19 pandemic was relatively very few. The decrease in gross political revenue was attributable to less national, local and state elections in 2021 versus 2020.

Station operating expense was $61,630,000 for the nine months ended September 30, 2021, compared with $60,467,000 for the nine months ended September 30, 2020, an increase of $1,163,000 or 1.9%. The increase in operating expense was primarily the result of increases in sales survey expenses, and commission expenses, of $1,279,000, and $1,179,000, respectively, partially offset by a decrease in compensation related expense of $1,398,000 for the comparable period of 2020.

We had operating income for the nine months ended September 30, 2021 of $10,117,000 compared to an operating loss of $6,245,000 for the nine months ended September 30, 2020, an increase of $16,362,000. The increase was a result of the increase in net operating revenue and partially offset by an increase in station operating expense, noted above, and a non-cash impairment charge related to our broadcast licenses of $5,149,000 in 2020, a decrease in corporate general and administrative expenses of $1,453,000 offset by a decrease in other operating income of $1,209,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in non-cash compensation expenses of $751,000, legal expenses of $240,000, contribution expenses of $158,000, compensation-related expenses of $77,000 and overall expense reductions of $230,000, respectively, from the comparable period of 2020. In the first quarter of 2020, we recorded the gain on the sale of a tower and a building on one of our tower sites in our Bellingham, Washington market of $1,400,000 in other operating (income) expenses.

We generated net income of $7,465,000 ($1.25 per share on a fully diluted basis) during the nine months ended September 30, 2021, compared to a net loss of $4,181,000 ($0.70 per share on a fully diluted basis) for the nine months ended September 30, 2020, an increase of $11,646,000. The increase in net income is primarily due to the increase in operating income, described above, an increase in other income of $369,000 partially offset by an increase in income tax expense of $5,005,000. The increase in other income is related to a gain on insurance proceeds as described in footnote 13 other income. The increase in our income tax expense is due to the increase in income before income tax.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consists of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.1250% at September 30, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility, which was presented in the current portion of long-term debt on our balance sheet at September 30, 2021.

We had approximately $60 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2021.

Sources and Uses of Cash

During the nine months ended September 30, 2021 and 2020, we had net cash flows from operating activities of $13,905,000 and $8,206,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2021, we have repurchased 2.2 million shares of our Class A Common Stock for $57 million. During the three and six months ended September 30, 2021, we did not repurchase any shares related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2021 were $2,687,000 ($1,880,000 in 2020). We anticipate capital expenditures in 2021 to be approximately $4.0 million to $4.5 million, which we expect to finance through funds generated from operations.

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

On September 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per shares on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on October 22, 2021 to shareholders of record on October 8, 2021 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at September 30, 2021.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

Except as set forth below, as of the date of this report, there have been no material changes in the Company’s risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

Risks Related to the Economy

Local and National Economic Conditions May Affect our Advertising Revenue

The ongoing supply chain and labor shortage issues could result in an adverse impact on our business due to our customer’s reduction in advertising spending as their businesses are negatively impacted by low inventories, product delays, and labor shortages resulting in reduced revenue.

Risk Related to Technology and Cybersecurity

Information Technology and Cybersecurity Failures or Data Security Breaches Could Harm our Business

To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and controls, to address this risk.

In September 2021, one of our third-party service providers of a critical application used in our business, was the victim of a ransomware cyberattack. However, the Company’s data was not breached in connection with this incident and the incident did not have a material impact on the Company’s business or operations.

To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. The Company currently maintains cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses nor may it be available in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2021.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(a)
July 1 - July 31, 2021	—	$—	—	$18,785,315
August 1 - August 31, 2021	—	$—	—	$18,785,315
September 1 - September 30, 2021	—	$—	—	$18,785,315
Total	—	$—	—	$18,785,315

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

SAGA COMMUNICATIONS, INC.

Date: November 9, 2021	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2021	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)