Form 10-K
period 2021-12-31
SAGA COMMUNICATIONS INC
filed 2022-03-16
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________ to_______________________________

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

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller Reporting Company ☑	Emerging growth company ☐

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

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2021 on the NASDAQ: $108,082,992.

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 4, 2022 was 5,087,693 and 965,149, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2021 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects”, “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2022 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches and the effects of the ongoing COVID-19 pandemic. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2022, we owned seventy-nine FM, thirty-four AM radio stations and seventy-nine metro signals serving twenty-seven markets.

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

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own up to eight radio stations in a single market. See “Federal Regulation of Radio Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and Federal Communications Commission (“FCC”) rules.

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

Approximately $102,367,000 or 89% of our gross revenue for the year ended December 31, 2021 (approximately $86,562,000 or 84% in fiscal 2020 and approximately $116,474,000 or 88% in fiscal 2019) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2021 was approximately $13,138,000 or 11% of our gross revenue (approximately $16,361,000 or 16% in fiscal 2020 and approximately $15,914,000 or 12% in fiscal 2019). Gross national political revenue is included in these numbers.

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

Seasonality

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, is generally lowest in the first quarter. Additionally, given the disruptions in economic activity caused by the COVID-19 pandemic, our quarterly results in 2021 are not necessarily indicative of results that may be achieved in the future.

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

As of December 31, 2021, we had approximately 570 full-time employees and 227 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

Available Information

You can find more information about us at our Internet website www.sagacom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

License Renewal.   Radio broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. Failure to renew a license could have a material adverse effect on the Company’s business. Radio station licenses generally expire along with the licenses of all other radio stations in a given state. The FCC accepts renewal applications for various groups of radio stations every two months, the current cycle having begun in June 2019 and will conclude for the Company’s stations in June 2022. (when New York station licenses expire). During the cycle, we have timely filed renewal applications, as required for the Company’s stations in Virginia, North Carolina, South Carolina, Florida, Tennessee, Kentucky, Arkansas, Ohio, Illinois, Wisconsin, Iowa and South Dakota, which applications have been granted. Applications for renewal of license of our radio stations in Maine, Massachusetts, New Hampshire, Vermont and New York are pending. In January 2018 and again in February 2022, the FCC designated the renewal applications of radio stations (not the Company’s) for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion. Further, the FCC has revoked the licenses of broadcast stations that failed to pay regulatory fees. The Company is current in the payment of regulatory fees to the FCC.

The following table sets forth information about our radio stations, including the markets they serve, their format, and the FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	Hot Adult Contemporary	C2	December 1, 2027
WTMT	Asheville, NC	Classic Rock	C2	December 1, 2027
KISM	Bellingham, WA	Classic Rock	C	February 1, 2030
KAFE	Bellingham, WA	Adult Contemporary	C	February 1, 2030
WRSY	Brattleboro, VT	Adult Album Alternative	A	April 1, 2022	(3)
WKVT	Brattleboro, VT	Classic Hits	A	April 1, 2022	(3)
WQEL	Bucyrus, OH	Classic Hits	A	October 1, 2028
WLRW	Champaign, IL	Hot Adult Contemporary	B	December 1, 2028
WIXY	Champaign, IL	Country	B1	December 1, 2028
WREE	Champaign, IL	Classic Hits	B1	December 1, 2028
WYXY	Champaign, IL	Classic Country	B	December 1, 2028
WAVF	Charleston, SC	Adult Variety Hits	C	December 1, 2027
WCKN	Charleston, SC	Contemporary Country	C1	December 1, 2027
WMXZ	Charleston, SC	Hot Adult Contemporary	C2	December 1, 2027
WXST	Charleston, SC	Urban Adult Contemporary	C1	December 1, 2027
WWWV	Charlottesville, VA	Classic Rock	B	October 1, 2027
WQMZ	Charlottesville, VA	Adult Contemporary	A	October 1, 2027
WCNR	Charlottesville, VA	Adult Album Alternative	A	October 1, 2027
WCVL	Charlottesville, VA	Contemporary Country	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	Hot Adult Contemporary	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	Rock	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	Contemporary Country	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	Classic Hits	A	August 1, 2028
WSNY	Columbus, OH	Adult Contemporary	B	October 1, 2028
WNNP	Columbus, OH	Classic Hits	A	October 1, 2028
WNND	Columbus, OH	Classic Hits	A	October 1, 2028
WVMX	Columbus, OH	Hot Adult Contemporary	A	October 1, 2028
WLVQ	Columbus, OH	Classic Rock	B	October 1, 2028
KSTZ	Des Moines, IA	Hot Adult Contemporary	C	February 1, 2029
KIOA	Des Moines, IA	Classic Hits	C1	February 1, 2029
KAZR	Des Moines, IA	Rock	C1	February 1, 2029
KOEZ	Des Moines, IA	Soft Adult Contemporary	C1	February 1, 2029
WHAI	Greenfield, MA	Adult Contemporary	A	April 1, 2022	(3)
WPVQ	Greenfield, MA	Contemporary Country	A	April 1, 2022	(3)
WMQR	Harrisonburg, VA	Adult Contemporary	B1	October 1, 2027
WQPO	Harrisonburg, VA	Contemporary Hits	B	October 1, 2027
WSIG	Harrisonburg, VA	Classic Country	B1	October 1, 2027
WWRE	Harrisonburg, VA	Classic Hits	A	October 1, 2027
WOEZ	Hilton Head Island, SC	Classic Hits	C3	December 1, 2027
WLHH	Hilton Head Island, SC	Soft Adult Contemporary	C3	December 1, 2027
WVSC	Hilton Head Island, SC	Adult Contemporary	C3	December 1, 2027
WYXL	Ithaca, NY	Adult Contemporary	B	June 1, 2022	(3)
WQNY	Ithaca, NY	Contemporary Country	B	June 1, 2022	(3)
WIII	Ithaca, NY	Classic Rock	B	June 1, 2022	(3)
WFIZ	Ithaca, NY	Contemporary Hits	A	June 1, 2022	(3)

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
KEGI	Jonesboro, AR	Classic Rock	C2	June 1, 2028
KDXY	Jonesboro, AR	Contemporary Country	C3	June 1, 2028
KJBX	Jonesboro, AR	Adult Contemporary	C3	June 1, 2028
WKNE	Keene, NH	Hot Adult Contemporary	B	April 1, 2022	(3)
WSNI	Keene, NH	Adult Contemporary	A	April 1, 2022	(3)
WINQ	Keene, NH	Contemporary Country	A	April 1, 2022	(3)
WZID	Manchester, NH	Adult Contemporary	B	April 1, 2022	(3)
WMLL	Manchester, NH	Classic Rock	A	April 1, 2022	(3)
WKLH	Milwaukee, WI	Classic Rock	B	December 1, 2028
WHQG	Milwaukee, WI	Rock	B	December 1, 2028
WRXS	Milwaukee, WI	Pure Oldies	A	December 1, 2028
WJMR	Milwaukee, WI	Urban Adult Contemporary	A	December 1, 2028
KMIT	Mitchell, SD	Contemporary Country	C1	April 1, 2029
KUQL	Mitchell, SD	Classic Hits	C1	April 1, 2029
WNOR	Norfolk, VA	Rock	B	October 1, 2027
WAFX	Norfolk, VA	Classic Rock	C	October 1, 2027
WOGK	Ocala, FL	Contemporary Country	C0	February 1, 2028
WYND	Ocala, FL	Classic Rock	A	February 1, 2028
WNDD	Ocala, FL	Classic Rock	A	February 1, 2028
WNDN	Ocala, FL	Classic Rock	A	February 1, 2028
WRSI	Northampton, MA	Adult Album Alternative	A	April 1, 2022	(3)
WPOR	Portland, ME	Contemporary Country	B	April 1, 2022	(3)
WCLZ	Portland, ME	Adult Album Alternative	B	April 1, 2022	(3)
WMGX	Portland, ME	Hot Adult Contemporary	B	April 1, 2022	(3)
WYNZ	Portland, ME	Classic Hits	B1	April 1, 2022	(3)
KICD	Spencer, IA	Contemporary Country	C1	February 1, 2029
KMRR	Spencer, IA	Adult Contemporary	C3	February 1, 2029
WLZX	Springfield, MA	Classic Rock	A	April 1, 2022	(3)
WAQY	Springfield, MA	Alternative Rock	B	April 1, 2022	(3)
WYMG	Springfield, IL	Classic Rock	B	December 1, 2028
WLFZ	Springfield, IL	Contemporary Country	B	December 1, 2028
WDBR	Springfield, IL	Contemporary Hits	B	December 1, 2028
WTAX	Springfield, IL	News/Talk	B1	December 1, 2028
WNAX	Yankton, SD	Contemporary Country	C1	April 1, 2029

AM:
WISE	Asheville, NC	Sports/Talk	B	December 1, 2027
WYSE	Asheville, NC	Sports/Talk	D	December 1, 2027
KGMI	Bellingham, WA	News/Talk	B	February 1, 2030
KPUG	Bellingham, WA	Sports/Talk	B	February 1, 2030
KBAI	Bellingham, WA	Classic Hits	B	February 1, 2030
WINQ	Brattleboro, VT	News/Talk	C	April 1, 2022	(3)
WBCO	Bucyrus, OH	Classic Country	D	October 1, 2028
WSPO	Charleston, SC	Gospel	B	December 1, 2027
WINA	Charlottesville, VA	News/Talk	B	October 1, 2027
WVAX	Charlottesville, VA	Sports/Talk	C	October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	Soft Adult Contemporary	D	August 1, 2028
WKFN	Clarksville, TN	Sports/Talk ESPN	D	August 1, 2028
WNZE	Clarksville, TN	News/Talk	C	August 1, 2028
KRNT	Des Moines, IA	Sports	B	February 1, 2029
KPSZ	Des Moines, IA	Christian	B	February 1, 2029

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
WHMQ	Greenfield, MA	News/Talk	C	April 1, 2022	(3)
WPVQ	Greenfield, MA	Country Legends	D	April 1, 2022	(3)
WSVA	Harrisonburg, VA	News/Talk	B	October 1, 2027
WHBG	Harrisonburg, VA	Sports ESPN	D	October 1, 2027
WHCU	Ithaca, NY	News/Talk	B	June 1, 2022	(3)
WNYY	Ithaca, NY	Oldies	B	June 1, 2022	(3)
WKBK	Keene, NH	News/Talk	B	April 1, 2022	(3)
WZBK	Keene, NH	Classic Hits	D	April 1, 2022	(3)
WFEA	Manchester, NH	News/Talk	B	April 1, 2022	(3)
WJOI	Milwaukee, WI	Christian	C	December 1, 2028
WHMP	Northampton, MA	News/Talk	C	April 1, 2022	(3)
WGAN	Portland, ME	News/Talk	B	April 1, 2022	(3)
WZAN	Portland, ME	Country Legends	B	April 1, 2022	(3)
WBAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2022	(3)
WVAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2022	(3)
KICD	Spencer, IA	News/Talk	C	February 1, 2029
WLZX	Springfield, MA	Alternative Rock	D	April 1, 2022	(3)
WTAX	Springfield, IL	News/Talk	C	December 1, 2028
WNAX	Yankton, SD	News/Talk	B	April 1, 2029

(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WISE, KPSZ, KPUG, KGMI, KBAI, WNYY, WHCU, WINQ(AM) and WSVA operate with lower power at night than during daytime. WYSE, WBCO, WQEZ, WKFN, WPVQ, WHBG, WZBK and WLZX(AM) are “Class D” stations that operate daytime only or with greatly reduced power at night.
(3)	An application for renewal of license was timely filed and is pending.

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

Under the Communications Act (Section 310(b)), broadcast licenses may not be granted to any corporation having more than one-fifth of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. We serve as a holding company for our various radio station subsidiaries (and as such we cannot have more than 25% of our stock owned or voted by Aliens).

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

The Commission’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), modified the Commission’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. (In FCC v. Prometheus Radio Project, 141 S. Ct. 1150 (2021), the U. S. Supreme Court reversed a decision of the Court of Appeals for the Third Circuit which had vacated the Commission’s 2017 order.)

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

All commercial broadcasters were required to file a “biennial” ownership report by December 1, 2021, describing the ownership of their stations as of October 1, 2021. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file, or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than us.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of 2 towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “online public inspection file” or “OPIF”) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 201263, released October 26, 2020). The Consent Decree required Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary filed a report with the FCC on December 8, 2021, regarding its record of compliance with the political laws and the Company’s obligations under the Consent Decree terminated as of February 7, 2022. The FCC in 2020 revised its rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community. The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. As announced in an NPRM released June 21, 2019 (MB Docket No. 19-177), the FCC is reviewing the EEO rules. In the NPRM, the FCC seeks comment on its track record on EEO enforcement, whether the agency should make improvements to EEO compliance and enforcement, and invites comment on its audit program. In a Further NPRM (MB Docket No. 98-204), released July 23, 2021, the Commission sought to refresh the existing record regarding the statutorily mandated collection of data on the FCC Form 395-B, as contemplated by the Act. This employment report form is intended to gather workforce composition data from broadcasters on an annual basis but the form and data have not been collected for many years. The filing of the form was suspended in 2001 in the wake of a decision by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacating certain aspects of the Commission's Equal Employment Opportunity (EEO) requirements. While the Commission in 2004 adopted revised regulations regarding the filing of Form 395-B and updated the form, the requirement that broadcasters once again submit the form to the Commission was suspended until issues were resolved regarding confidentiality of the employment data. To date, those issues remain unresolved, and the filing of Form 395-B remains suspended. The Commission is seeking “to refresh the record” regarding the collection of broadcaster workforce composition data and obtain further input on the legal, logistical, and technical issues surrounding FCC Form 395-B. The Company cannot predict whether, or if changes may be made as a result of these NPRMs.

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

As part of the transition from analog to digital operations, the FCC sought comment in a 2014 NPRM on whether to allow LPTV stations (so-called “Franken FM” radio stations) on digital television channel 6 to continue to operate these analog FM radio-type services on an ancillary or supplementary basis. In June 2021, by Public Notice, the FCC reminded LPTV and TV translator stations that, by July 13, 2021, all LPTV stations must terminate all analog television operations. This could result in eliminating Franken FM stations. The owner of several channel 6 Franken FM stations in major markets, has proposed a system that allows an analog subcarrier to be used on the main digital channel. The FCC’s Video Division has granted special temporary authority to the owner of one of the Franken FM stations permitting the station to broadcast a Channel 6 analog signal until July 25, 2022. The Company cannot predict whether Franken FM stations will become licensed radio services.

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

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to three additional program streams over the radio stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 53 stations. On October 28, 2020, the FCC released a Report and Order, in which it adopted rules (effective January 4, 2021) to allow AM radio stations to broadcast an all-digital signal using the HD Radio in-band on-channel (IBOC) mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 Report and Order, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired must rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to sell or suspend operations of the FM translator. The FCC has adopted rules regarding FM translator interference (1) allowing FM translators to resolve interference issues by changing channels to any available same-band frequency using a minor modification application; (2) standardizing the information that must be compiled and submitted by a station claiming interference from an FM translator, including a required minimum number of listener complaints; (3) establishing interference complaint resolution procedures; and (4) establishing an outer contour limit (45 dBμ) for the affected station within which interference complaints will be considered actionable while providing for a process to waive that limit in special circumstances. Because FM translators are “secondary services,” they could be displaced by full power stations.

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

Changes to Application and Assignment Procedures.    FCC rules  give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC sought comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC changes its rules as proposed.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights organizations (e.g. BMI, ASCAP, SESAC and GMR), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. Periodically, bills have been introduced in Congress, that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities. In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlining how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective to administer the blanket license, and makes various improvements to royalty rate proceedings. This new law could impose an additional financial burden on the Company, but the extent of the burden would depend on how the fee payment requirement was structured. The American Music Fairness Act was introduced on June 24, 2021, in the House of Representatives (117th Congress) and would establish that the copyright holder of a sound recording would have the exclusive right to perform the sound recording through an audio transmission and addresses other related issues. (Currently, the public performance right only covers performances through a digital audio transmission in certain instances, which means that nonsubscription terrestrial radio stations generally do not have to secure a license to publicly perform a copyright-protected sound recording.). Under the bill, a nonsubscription broadcast transmission would be required to have a license to publicly perform such sound recordings. The Copyright Royalty Board would periodically determine the royalty rates for such a license. When determining the rates, the board would be required to base its decision on certain information presented by the parties, including the radio stations' effect on other streams of revenue related to the sound recordings. Terrestrial broadcast stations, and the owners of such stations) that fall below certain revenue thresholds would pay certain flat fees, instead of the board-established rate, for a license to publicly perform copyright-protected sound recordings.

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

Information About Our Executive Officers

Our current executive officers are:

Name	Age	Position

Edward K. Christian	77	President, Chief Executive Officer and Chairman; Director
Samuel D. Bush	64	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	73	Corporate Secretary
Catherine A. Bobinski	62	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Christopher S. Forgy	61	Senior Vice President of Operations

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

Ms. Lobaito was the Director of Business Affairs and Corporate Secretary since our inception in 1986, Vice President from 1996 to 2005 and Senior Vice President from 2005 to 2020. Effective March 13, 2020, Ms. Lobaito retired from Senior Vice President and Director of Business Affairs. At our request, Ms. Lobaito continues to serve as Corporate Secretary. On September 28, 2021, Ms. Lobaito was appointed to our Board of Directors.

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

Risks Related to the Economy

Global Economic Conditions and Uncertainties May Continue to Affect our Business

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. The global economic recession that began in 2008 caused a decline in advertising and marketing by our customers, which had an adverse effect on our revenue, profit margins and cash flows. Global economic conditions were slow to recover and remain uncertain. There can be no assurance that any of the economic improvements since the recession will be broad based and sustainable, especially in light of the further negative impact of the COVID-19 pandemic, or that they will enhance conditions in markets relevant to us. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our business. Due to the continued uncertain pace of economic growth, we cannot predict future revenue trends. Further, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital.

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

Our Business and Operations Could be Adversley Affected by Health Epidemics, such as the COVID-19 Pandemic, Impacting the Markets and Communities in which we and our Partners, Advertisers, and Users Operate

We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The ongoing COVID-19 pandemic and the measures taken to address the public health concerns resulting from the pandemic have resulted in disruptions to our business activity, volatility in the equity markets and credit markets, and uncertainty in the U.S. and global economic outlook. Such measures include travel restrictions and national border closings, restrictions on the conduct of non-essential business, closures of workplaces and schools, quarantines, shelter-in-place orders and social distancing orders. The measures have impacted and may further impact our business.

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

We Depend on Key Stations

Historically our top five markets when combined represented 39%, 40%, and 39% of our net operating revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

Local, National and Global Economic Conditions May Affect our Advertising Revenue

Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge are affected by many factors, including the general strength of the local and national economies. Generally, advertising declines during periods of economic recession or downturns in the economy. Our revenue has been and is likely to be adversely affected during such periods, whether they occur on a global leve, national level or in the geographic markets in which we operate. During such periods we may also be required to reduce our advertising rates in order to attract available advertisers. Such a decline in advertising rates could also have a material adverse effect on our revenue, results of operations and financial condition.

The ongoing supply chain and labor shortage issues could result in an adverse impact on our business due to our customer’s reduction in advertising spending as their businesses are negatively impacted by low inventories, product delays, and labor shortages resulting in reduced revenue.

The Russian invastion of Ukraine has created not only great devastation but also a worldwide instability that could impact economies across the globe. While direct impacts to our business are limited, the indirect impacts to our customers could impact demand for advertising and other indirect impacts could arise. In addition, the impact of other current macro-economic factors on our business, including inflation, supply chain constraints and geopolitical events, is uncertain.

Risks Related to Our Financing

We Have Substantial Indebtedness and Debt Service Requirements

While we currently have no debt outstanding at December 31, 2021 we have previously borrowed and may borrow to finance acquisitions and for other corporate purposes. If we borrow in the future, our leverage could make us vulnerable to an increase in interest rates, a downturn in our operating performance, or a decline in general economic conditions. Our credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of June 27, 2023. We believe that cash flows from operations will be sufficient to meet any debt service requirements for interest and scheduled payments of principal under the credit facility in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

The expected London Inter-Bank Offered Rate (“LIBOR”) phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.

LIBOR will no longer be used to price new loans after December 31, 2021 although existing loans may continue to use LIBOR in determining loan interest rates until June 2023, which coincides with the maturity date of our current credit facility. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018 and will likely be used in any future credit facilities entered into.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Edward K. Christian, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Christian, which terminate on March 31, 2027, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

Our Success Depends on our Ability to Identify and Integrate Acquired Stations

As part of our strategy, we have pursued and may continue to pursue acquisitions of additional radio stations, subject to the terms of our credit facility. Broadcasting is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for the acquisition of radio stations. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources or for other reasons. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

Our consummation of all future acquisitions is subject to various conditions, including FCC and other regulatory approvals. The FCC must approve any transfer of control or assignment of broadcast licenses. Such acquisitions could be delayed by shutdowns of the U.S. Government. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of otherwise attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities or what the consequences will be of any acquisitions.

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

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2021, our FCC broadcasting licenses represented 36% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K. On January 24, 2020, the President signed into law the “PIRATE” Act which authorizes the FCC to fine illegal broadcasters up to $2 million. However, according to a January 4, 2021, Report from the FCC’s Enforcement Bureau, the FCC has received no funding to implement the PIRATE Act. The Congressional Budget Office and the FCC both estimated that it would cost $11 million for the Commission to implement the Act, but the PIRATE Act itself contained no appropriation or other funding source to cover its implementation costs.

Our Business is Subject to Extensive Federal Regulation

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC of transfers, assignments and renewals of broadcasting licenses, limits the number of broadcasting properties that may be acquired within a specific market, and regulates programming and operations. For a detailed description of the material regulations applicable to our business, see “Federal Regulation of Radio Broadcasting” and “Other FCC Requirements” in Item 1 of this Form 10-K. Failure to comply with these regulations could, under certain circumstances and among other things, result in the denial of renewal or revocation of FCC licenses, shortened license renewal terms, monetary forfeitures or other penalties which would adversely affect our profitability. Changes in ownership requirements could limit our ability to own or acquire stations in certain markets.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The FCC has expanded the scope of items considered indecent to include material that coud be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum forfeiture penalty (after 2021 annual inflation adjustment) for an indecency violation is $445,445 per incident and $4,111,796 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

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

Information Technology and Cybersecurity Failures or Data Security Breaches Could Harm Our Business

Any internal technology error or failure impacting systems hosted internally or externally, or any large-scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business' reputation.

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

To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there remains the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. The Company currently maintains cybersecurity insurance in the event of an information security or cyber incident, however, the coverage may not be sufficient to cover all financial losses nor may it be available in the future.

Risks Related to the Ownership of Our Stock

The Company is Controlled by our President, Chief Executive Officer and Chairman

As of March 4, 2022, Edward K. Christian, our President, Chief Executive Officer and Chairman, holds approximately 66% of the combined voting power of our Common Stock (not including options to acquire Class B Common Stock and based on Class B Common Stock generally being entitled to ten votes per share). As a result, Mr. Christian generally is able to control the vote on most matters submitted to the vote of stockholders and, therefore, is able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. For a description of the voting rights of our Common Stock, see Note 11 of the Notes to Consolidated Financial Statements included with this Form 10-K. Without the approval of Mr. Christian, we will be unable to consummate transactions involving an actual or potential change of control, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.

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

As of December 31, 2021, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 0.7 years to 2.9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 1 year to 69 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

We own substantially all of the equipment used in our broadcasting business.

Item 3.    Legal Proceedings

The Company is subject to various outstanding claims which arise in the ordinary course of business, and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA. There is no public trading market for our Class B Common Stock.

The closing price for our Class A Common Stock on March 4, 2022 as reported by the NASDAQ was $22.45. As of March 4, 2022, there were approximately 166 holders of record of our Class A Common Stock, and one holder of our Class B Common Stock.

Dividends

During 2021, our Board of Directors declared three quarterly cash dividends and a special dividend totaling $0.98 per share on its Classes A and B shares. These dividends totaling approximately $5.9 million were accrued or paid during 2021. See Note 1 of the financial statements for specific details on the dividends.

During 2020, our Board of Directors declared one quarterly cash dividends totaling $0.32 per share on its Classes A and B shares. These dividends totaling approximately $1.9 million were paid during 2020. In the second quarter of 2020, our Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19. See Note 1 of the financial statements for specific details on the dividends.

During 2019, our Board of Directors declared four quarterly cash dividends totaling $1.20 per share on its Classes A and B shares. These dividends totaling approximately $7.1 million were accrued or paid during 2019. See Note 1 of the financial statements for specific details on the dividends.

The Company currently intends to pay regular quarterly cash dividends in the future as declared by the Board of Directors. Consisten with returning value to our shareholders, the Board of Directors may also consider declaring special cash dividends, stock dividends, and stock buybacks in the future.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2021, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
Number of
Securities
	Number of				Remaining
	Shares to be				Available for
	Issued Upon				Future Issuance
	Exercise of		Weighted-Average		Under Equity
	Outstanding		Exercise Price of		Compensation
	Options		Outstanding Options,		Plans
	Warrants, and		Warrants		(Excluding
Plan Category	Rights		and Rights		Column (a))

Equity Compensation Plans Approved by Stockholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	100,609	(1)	$—	(2)	251,069
Equity Compensation Plans Not Approved by Stockholders:
None	—				—
Total	100,609				771,734
(1)	All 100,609 shares are restricted stock.
(2)	Weighted-Average Exercise Price of Outstanding Options is $0.00 as they are all restricted stock.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2021. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
October 1 - October 31, 2021	—	$—	—	$18,785,315
November 1 - November 30, 2021	16,577	$26.25	—	$18,350,169
December 1 - Decemer 31, 2021	—	$—	—	$18,350,169
Total	16,577	$26.25	—	$18,350,169
(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are no longer required to provide a performance graph.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on a consolidated basis. We serve twenty-seven radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable busines segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Corporate general and administrative expenses, interest expense, write-off debt issuance costs, other (income) expense, and income tax provision are managed on a consolidated basis.

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

COVID-19 Impact and Response

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected business, economies and financial markets worldwide. During 2021, the effects of the COVID-19 pandemic and related actions by governments to attempt to contain the spread of the virus have continued to impact our business. Despite the development of vaccines and more effective treatments for the physical impacts of COVID-19, there are no reliable estimates of how long the COVID-19 pandemic, and its negative effect on our business, will last. Therefore, the unpredictability of the current economic and public health conditions continues. However, all of our markets are functioning at effectively full capacity, subject to ongoing health and safety protocols, which vary from state-to-state and we have continued to increase the number of our non-spot events again. As we exit 2021, we remain optimistic about future advertising revenue.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio markets’ sales staff. For the years ended December 31, 2021, 2020 and 2019, approximately 89%, 84% and 88%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue was significantly lower in 2021 and 2019 due to the decreased number of national, state, and local elections in most of our markets as compared to 2020. Our gross political revenue for the years ended December 31, 2021, 2020 and 2019 was $1,780,000, $6,890,000 and $885,000, respectively. We expect political revenue in 2022 to increase over 2021 levels as a result of more elections in 2022 at the local, state and national levels.

Our net operating revenue, station operating expense and operating income vary from market to market based upon the market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

The broadcasting industry and advertising in general is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations broadcast primarily in small to midsize markets. Historically, these markets have been more stable than major metropolitan markets during downturns in advertising spending, but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

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

During the years ended December 31, 2021, 2020 and 2019, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin, Norfolk, Virginia and Portland, Maine markets, when combined, represented approximately 39%, 40%, and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2021	2020	2019
Market:
Columbus, Ohio	10%	10%	11%
Des Moines, Iowa	6%	7%	6%
Milwaukee, Wisconsin	11%	11%	11%
Norfolk, Virginia	6%	6%	6%
Portland, Maine	6%	6%	5%

During the years ended December 31, 2021, 2020 and 2019, the radio stations in our five largest markets when combined, represented approximately 43%, 52% and 44%, respectively, of our consolidated station operating income. We note that the percent of consolidated station operating income at December 31, 2020 is higher than normal due to the impact of the COVID-19 pandemic on our markets. As the pandemic is resolved, we would anticipate results by market to continue to be back to normalized amounts in future years. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2021	2020	2019
Market:
Columbus, Ohio	12%	16%	15%
Des Moines, Iowa	5%	7%	6%
Milwaukee, Wisconsin	12%	15%	12%
Norfolk, Virginia	7%	6%	6%
Portland, Maine	7%	8%	5%
(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2021, 2020 and 2019.

Consolidated Results of Operations

				2021 vs. 2020		2020 vs. 2019
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2021	2020	2019	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$108,343	$95,813	$123,072	$12,530	13.1%	$(27,259)	(22.1)%
Station operating expense	83,245	81,586	92,692	1,659	2.0%	(11,106)	(12.0)%
Corporate general and administrative	10,040	11,574	11,460	(1,534)	(13.3)%	114	1.0%
Other operating (income) expense, net	7	(1,247)	112	1,254	N/M	(1,359)	N/M
Impairment of intangible assets	—	5,149	—	(5,149)	N/M	5,149	N/M
Operating income (loss)	15,051	(1,249)	18,808	16,300	N/M	(20,057)	N/M
Interest expense	284	340	735	(56)	(16.5)%	(395)	(53.7)%
Interest income	(16)	(148)	(610)	132	(89.2)%	462	N/M
Other income	(634)	(233)	(16)	(401)	N/M	(217)	N/M
Income (loss) before income tax expense	15,417	(1,208)	18,699	16,625	N/M	(19,907)	(106.5)%
Income tax provision	4,260	705	5,420	3,555	504.3%	(4,715)	N/M
Net income (loss)	$11,157	$(1,913)	$13,279	$13,070	N/M	$(15,192)	N/M

Earnings (loss) per share (diluted)	$1.85	$(0.32)	$2.23	$2.17	N/M	$(2.55)	(114.3)%

N/M = Not Meaningful

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For the year ended December 31, 2021, consolidated net operating revenue was $108,343,000 compared with $95,813,000 for the year ended December 31, 2020, an increase of $12,530,000 or 13.1%. The increase in revenue in 2021 was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $12,209,000, gross interactive revenue of $2,921,000, non-spot gross revenue of $1,484,000, gross national revenue (excluding national political revenue) of $819,000, and gross barter revenue of $236,000 partially offset by a decrease in gross political revenue of $5,104,000 from 2020. The increase in gross local, gross national and gross barter revenue occurred in the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertisers’ businesses in 2020, in contrast with the economic recovery that has begun to take place in 2021. The increase in gross interactive revenue was primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue was primarily due to us starting to host events again in 2021, whereas the number of events being held in 2020 due to the COVID-19 pandemic was relatively very few. The decrease in gross political revenue was due to fewer national, state and local elections in 2021 versus 2020 in the majority of our markets.

Station operating expense was $83,245,000 for the year ended December 31, 2021, compared with $81,586,000 for the year ended December 31, 2020, an increase of $1,659,000 or 2.0%. The increase in operating expenses was primarily a result of increases in sales rating survey expenses, commission expense, barter expenses, interactive services expenses, healthcare costs and promotional expenses of $1,836,000, $1,035,000, $362,000, $331,000, $210,000, and $173,000, respectively, partially offset by decreases in compensation related expenses, depreciation and amortization expenses, and bad debt expense of $1,698,000, $754,000 and $364,000, respectively, from 2020.

We had operating income for the year ended December 31, 2021 of $15,051,000 compared to an operating loss of $1,249,000 for the year ended December 31, 2020, an increase of $16,300,000. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above, a non-cash impairment charge of $5,149,000 in 2020 versus no impairment charge in 2021, and a decrease in our corporate general and administrative expenses of $1,534,000 or 13.3%, offset by a decrease in other operating income of $1,254,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1,400,000 in 2020. The decrease in corporate general and administrative expenses was primarily attributable to decreases in non-cash compensation related expenses, legal expenses, and contribution expenses of $886,000, $323,000, and $158,000 respectively.

We generated net income of $11,157,000 ($1.85 per share on a fully diluted basis) during the year ended December 31, 2021, compared to a net loss of $1,913,000 ($ (0.32) per share on a fully diluted basis) for the year ended December 31, 2020, an increase of $13,070,000. The increase in net income is due to the increase of operating income, described above, a decrease in interest expense of $56,000 and an increase in other income of $401,000, partially offset by an increase in income taxes of $3,555,000, and a decrease in interest income of $132,000. The decrease in interest expense is due to the decrease in our debt outstanding partially offset by an increase in our interest rates. The increase in other income is primarily due to insurance proceeds for weather-related damages. The increase in our income tax expense is due to the increase in income before income taxes.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the year ended December 31, 2020, consolidated net operating revenue was $95,813,000 compared with $123,072,000 for the year ended December 31, 2019, a decrease of $27,259,000 or 22.1%. The decrease in revenue was primarily due to the COVID-19 pandemic and various governmental shutdowns within the markets that we operate and the country as a whole. We had decreases in gross local revenue of $27,048,000, gross national revenue (excluding national political revenue) of $4,197,000, non-spot gross revenue of $1,991,000, and gross barter revenue of $1,670,000 partially offset by an increase in gross political revenue of $5,996,000 and a decrease in agency commissions of $2,204,000 from 2019. The decrease in gross local, national and barter revenue was at the majority of our markets. The decrease in non-spot gross revenue was primarily due to the decreases in the number of events being held due to the COVID-19 pandemic. The increase in gross political revenue was due to more national, state and local elections in 2020 versus 2019, specifically in our Charleston, South Carolina; Des Moines, Iowa; Milwaukee, Wisconsin and Portland, Maine markets. The decrease in agency commissions was due the decrease in gross revenue.

Station operating expense was $81,586,000 for the year ended December 31, 2020, compared with $92,692,000 for the year ended December 31, 2019, a decrease of $11,106,000 or 12.0%. The decrease in operating expenses was primarily a result of decreases in commission expense, sales ratings survey expenses, compensation related expenses, barter expenses, music licensing fees, advertising and promotional expenses, payroll tax related expenses, travel expenses and overall expense reduction of $2,727,000, $2,640,000, $2,283,000, $1,603,000, $575,000, $562,000, $463,000, $257,000 and $987,000, respectively, partially offset by an increase in healthcare costs of $991,000 from 2019.

We had an operating loss for the year ended December 31, 2020 of $1,249,000 compared to operating income of $18,808,000 for the year ended December 31, 2019, a decrease of $20,057,000. The decrease was a result of the decrease in net operating revenue partially offset by the decrease in station operating expense, described above, and a non-cash impairment charge of $5,149,000, and an increase in our corporate general and administrative expenses of $114,000 or 1.0%, offset by an increase in other operating income of $1,359,000 due to a gain on the sale of land and a building at one of our tower sites in Bellingham, Washington for $1,400,000. The increase in corporate general and administrative expenses was primarily attributable to increases in legal expenses, contribution expenses, non-cash compensation related expenses, and insurance expenses of $364,000, $151,000, $91,000, $72,000, respectively, partially offset by decreases in franchise tax expenses and travel-related expenses of $321,000 and $199,000, respectively.

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR. On November 1, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.101% at December 31, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility, which was presented in the current portion of long-term debt in our balance sheet at December 31, 2018.

After we paid down our debt and reduced our Revolving Credit Facility as noted above, we had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2021.

Sources and Uses of Cash

During the years ended December 31, 2021, 2020 and 2019, we had net cash flows from operating activities of $19,104,000, $12,088,000 and $25,335,000, respectively. We believe that cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2021, we have repurchased 2.2 million shares of our Class A Common Stock for $57 million. During the year ended December 31, 2021, approximately 16,600 shares were retained for payment of withholding taxes for $435,000 related to the vesting of restricted stock. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2021 were $3,969,000 ($2,314,000 in 2020). We anticipate capital expenditures in 2022 to be approximately $5.5 million to $6.0 million, which we expect to finance through funds generated from operations.

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

On January 9, 2019, we closed on an agreement to purchase WPVQ-AM and W222CH from County Broadcasting Company, LLC for an aggregate purchase price of $210,000 using funds generated from operations. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,988,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at December 31, 2021.

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

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2021:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years

	(In thousands)
Interest Payments on Long-Term Debt(1)	$171	$115	$56	$—	$—
Operating Leases	7,414	1,778	2,850	1,543	1,243
Purchase Obligations(2)	22,622	11,638	9,628	1,356	—

Total Contractual Cash Obligations	$30,207	$13,531	$12,534	$2,899	$1,243
(1)	Interest payments on our Credit Facility are based on unused commitment of the credit facility and scheduled debt maturities, if we were to borrow in the future and the interest rates are held constant over the remaining terms.
(2)	Includes $12,818,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, CEO, and Chairman, Edward K. Christian.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, COVID-19 potential impact on our customers’ business, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-5% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2021, from 3.2% to 4.2% or from $469,000 to $614,000, would result in a decrease in net income of $105,000, net of taxes for the year ended December 31, 2021. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

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

Broadcast Licenses and Goodwill:   As of December 31, 2021, we have recorded approximately $90,277,000 in broadcast licenses and $19,209,000 in goodwill, which represents 44% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

There was no impairment of broadcast licenses in 2021.

During 2020, we recognized a $5,149,000 impairment charge ($1,392,000 in the third quarter of 2020 and $3,757,000 in the second quarter of 2020) for broadcast license due to a decrease in projected revenue in the markets listed below due to the impact of the COVID-19 pandemic, an increase in the discount rate used in the discounted cash flow analyses to estimate the fair value of our FCC licenses due to certain risks specifically associated with the Company and the radio broadcasting industry, and a decrease in mature operating margins in small markets due to the cost of operations in a small market. We were starting to see increased revenue from our low point in the second quarter of 2020, however, they were not at the previously expected recovery rate. Our third quarter 2020 impairment charge related to our Bellingham, Washington; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Mitchell, North Dakota; Spencer, Iowa and Springfield, Illinois markets. Our second quarter 2020 impairment charge related to our Bucyrus, Ohio; Champaign, Illinois; Charleston, South Carolina; Columbus, Ohio; Harrisonburg, Virginia; Hilton Head, South Carolina; Mitchell, South Dakota; and Ocala, Florida markets. We also reviewed our value of goodwill and other long-lived assets as of June 30, 2020 and September 30, 2020, noting no impairment in goodwill or other long-lived assets. Please refer to Note 3 — Broadcast Licenses, Goodwill and Other Intangible Assets, in the accompanying notes to the consolidated financial statements for a discussion of several key assumptions used in the fair value estimate of our broadcast licenses during 2020 impairment tests.

There was no impairment of broadcast licenses in 2019.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, during our 2021 impairment test had the fair values of each of our broadcasting licenses been lower by 10%, we would have recorded an additional broadcast license impairment of approximately $284,000; had the fair values of each of our broadcasting licenses been lower by 20%, we would have recorded an additional broadcast license impairment of approximately $4.9 million; and had the fair value of our broadcasting licenses been lower by 30%, we would have recorded an additional broadcast license impairment of approximately $12.6 million.

Stock Based Compensation:   We use a Black-Scholes valuation model to estimate the fair value of stock option awards. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these assumptions, then stock-based compensation expense may differ materially in the future from that previously recorded.

The fair value of restricted stock awards is determined based on the closing market price of the Company’s Class A Common Stock on the grant date and is adjusted at each reporting date based on the amount of shares ultimately expected to vest. We had no stock options outstanding at December 31, 2021 or 2020.

Litigation and Contingencies:   On an ongoing basis, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If market interest rates averaged 1% more in 2021 than they did during 2021, our interest expense would increase, and income before taxes would decrease by $82,000. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Inflation

The impact of inflation on our operations has not been significant to date. We are however, starting to see the effects of higher inflation starting to impact costs of most goods and services. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures over financial reporting were effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our internal control over financial reporting as of December 31, 2021 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule, and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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
March 16, 2022

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	49
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2021 and 2020	51
— Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019	52
— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	53
— Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	54
Notes to Consolidated Financial Statements	57

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts, listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter – Broadcast License Impairment Analysis

As disclosed in Notes 1 and 3 to the financial statements, the Company evaluates Federal Communications Commission licenses (or “broadcast licenses”) for impairment on an annual basis as of October 1st or, more frequently, if events or changes in circumstances indicate that the carrying value of the Company’s broadcast licenses may not be recoverable. The broadcast license balance as of December 31, 2021 was $90.2 million. The Company considers potential impairment by comparing the fair value of a market’s broadcast license to its carrying value. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections include significant judgments and assumptions related to market growth rates and market profit margin, estimated available market revenue including market share, terminal values and discount rates.

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

Sterling Heights, Michigan

March 16, 2022

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$54,760	$51,353
Accounts receivable, less allowance of $469 ($648 in 2020)	16,269	15,732
Prepaid expenses and other current assets	2,449	2,988
Barter transactions	971	895
Total current assets	74,449	70,968
Property and equipment	144,719	142,680
Less accumulated depreciation	91,375	87,795
Net property and equipment	53,344	54,885
Other assets:
Broadcast licenses, net	90,277	90,208
Goodwill	19,209	19,106
Other intangibles, right of use assets, deferred costs and investments, net of accumulated amortization of $15,906 ($15,524 in 2020)	10,653	11,321
	$247,932	$246,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,347	$2,212
Accrued expenses:
Payroll and payroll taxes	6,202	5,660
Dividend payable	3,988	—
Other accrued expenses	5,758	5,267
Barter transactions	901	795
Total current liabilities	19,196	13,934
Deferred income taxes	24,802	24,607
Long-term debt	—	10,000
Other liabilities	7,015	7,405
Total liabilities	51,013	55,946
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 6,835 issued (6,785 in 2020)	68	68
Class B common stock, $.01 par value, 3,500 shares authorized, 965 issued and outstanding (938 in 2020)	9	9
Additional paid-in capital	70,035	68,900
Retained earnings	164,246	158,990
Treasury stock (1,758 shares in 2021 and 1,751 in 2020, at cost)	(37,439)	(37,425)
Total stockholders’ equity	196,919	190,542
	$247,932	$246,488

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Net operating revenue	$108,343	$95,813	$123,072
Operating expenses:
Station operating expense	83,245	81,586	92,692
Corporate general and administrative	10,040	11,574	11,460
Other operating (income) expense, net	7	(1,247)	112
Impairment of intangible assets	—	5,149	—
	93,292	97,062	104,264
Operating income (loss)	15,051	(1,249)	18,808
Other (income) expenses:
Interest expense	284	340	735
Interest income	(16)	(148)	(610)
Other income	(634)	(233)	(16)
Income (loss) before income tax expense	15,417	(1,208)	18,699
Income tax provision (benefit):
Current	4,065	1,250	4,000
Deferred	195	(545)	1,420
	4,260	705	5,420
Net income (loss)	$11,157	$(1,913)	$13,279

Earnings (loss) per share:
Basic	$1.85	$(0.32)	$2.23
Diluted	$1.85	$(0.32)	$2.23

Weighted average common shares	5,917	5,871	5,834
Weighted average common and common equivalent shares	5,917	5,871	5,834

Dividends declared per share	$0.98	$0.32	$1.20

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2020, 2019 and 2018

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2019	6,732	$67	923	$9	$64,795	$156,689	$(36,561)	184,999
Net income	—	—	—	—	—	13,279	—	13,279
Conversion of shares from Class B to Class A	13	—	(13)	—	—	—	—	—
Issuance of restricted stock	29	1	44	—	—	—	—	1
Forfeiture of restricted stock	(3)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(7,146)	—	(7,146)
Compensation expense related to restricted stock awards	—	—	—	—	2,129	—	—	2,129
Purchase of shares held in treasury	—	—	—	—	—	—	(1,172)	(1,172)
401(k) plan contribution	—	—	—	—	(113)	—	375	262
Balance at December 31, 2019	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	$192,352
Net loss	—	—	—	—	—	(1,913)	—	(1,913)
Conversion of shares from Class B to Class A	16	—	(16)	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	2,221	—	—	2,221
Purchase of shares held in treasury	—	—	—	—	—	—	(449)	(449)
401(k) plan contribution	—	—	—	—	(132)	—	382	250
Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income	—	—	—	—	—	11,157	—	11,157
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Issuance of restricted stock	38	—	39	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(5,901)	—	(5,901)
Compensation expense related to restricted stock awards	—	—	—	—	1,335	—	—	1,335
Purchase of shares held in treasury	—	—	—	—	—	—	(435)	(435)
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$11,157	$(1,913)	$13,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,749	6,524	6,945
Deferred income tax expense (benefit)	195	(545)	1,420
Impairment of intangible assets	—	5,149	—
Amortization of deferred costs	37	40	103
Compensation expense related to restricted stock awards	1,335	2,221	2,129
(Gain) loss on sale of assets	7	(1,247)	112
(Gain) on insurance claims	(589)	(233)	(16)
Other (gain) losses	(45)	—	—
Barter (revenue) expense, net	(2)	(133)	(190)
Deferred and other compensation	(215)	463	(634)
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	507	3,016	(5,780)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	968	(1,254)	7,967
Total adjustments	7,947	14,001	12,056
Net cash provided by operating activities	19,104	12,088	25,335
Cash flows from investing activities:
Acquisition of property and equipment	(3,969)	(2,314)	(5,732)
Acquisition of broadcast properties	(150)	(190)	(763)
Proceeds from sale and disposal of assets	142	1,691	270
Proceeds from insurance claims	589	233	—
Other investing activities	40	(24)	(10)
Net cash used in investing activities	(3,348)	(604)	(6,235)
Cash flows from financing activities:
Payments on long-term debt	(10,000)	—	(10,000)
Cash dividends paid	(1,914)	(3,716)	(8,623)
Purchase of treasury shares	(435)	(449)	(1,172)
Net cash used in financing activities	(12,349)	(4,165)	(19,795)
Net increase (decrease) in cash and cash equivalents	3,407	7,319	(695)
Cash and cash equivalents, beginning of period	51,353	44,034	44,729
Cash and cash equivalents, end of period	$54,760	$51,353	$44,034

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. As of December 31, 2021, we owned or operated seventy-nine FM, thirty-four AM radio stations and seventy-nine metro signals, serving twenty-seven markets throughout the United States.

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

Our top five markets when combined represented 39%, 40% and 39% of our net operating revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2021 and 2020.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at December 31, 2021.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2021, 2020 and 2019 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period

	(in thousands)
December 31, 2021	$648	$56	$—	$(235)	$469
December 31, 2020	$671	$420	$—	$(443)	$648
December 31, 2019	$759	$578	$—	$(666)	$671

Barter Transactions

Our radio stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2021, 2020 and 2019.

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2021	2020

	(In thousands)

Land and land improvements	—	$14,638	$14,559
Buildings	31.5 years	38,225	38,059
Towers and antennae	7-15 years	25,918	25,976
Equipment	3-15 years	55,955	53,547
Furniture, fixtures and leasehold improvements	7-20 years	7,129	7,189
Vehicles	5 years	2,854	3,350
		144,719	142,680
Accumulated depreciation		(91,375)	(87,795)
Net property and equipment		$53,344	$54,885

Depreciation expense for continuing operations for the  years ended December 31, 2021, 2020 and 2019, was $5,362,000, $5,711,000 and $5,916,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 113 broadcast licenses serving 27 markets, which require renewal over the period of 2022-2030. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the Credit Facility. During the years ended December 31, 2021, 2020 and 2019, we recognized interest expense related to the amortization of debt issuance costs of $37,000, $40,000 and $103,000, respectively.

At December 31, 2021 and 2020 the net book value of debt issuance costs related to our line of credit was $17,000, and $64,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Treasury Stock

In March 2013, our board of directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2021, we had remaining authorization of $18.4 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Stockholders’ equity. During 2021, 2020 and 2019, we acquired 16,577 shares at an average price of $26.25 per share, 24,255 shares at an average price of $18.51 per share and 39,505 shares at an average price of $29.68 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $1,396,000, $985,000 and $2,442,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Dividends

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,990,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at December 31, 2021.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Numerator:
Net income (loss)	$11,157	$(1,913)	$13,279
Less: Income (loss) allocated to unvested participating securities	190	(21)	292
Net income (loss) available to common stockholders	$10,967	$(1,892)	$12,987

Denominator:
Denominator for basic earnings per share — weighted average shares	5,917	5,871	5,834
Effect of dilutive securities:
Common stock equivalents	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,917	5,871	5,834

Earnings (loss) per share:
Basic	$1.85	$(0.32)	$2.23
Diluted	$1.85	$(0.32)	$2.23

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended December 31, 2021, 2020, and 2019, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, online promotions, advertising on our websites and digital audio streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Twelve Months Ended
	December 31,
	2021	2020	2019

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$95,573	$87,481	$112,278
Digital Advertising Revenue	6,337	3,416	3,783
Other Revenue	6,433	4,916	7,011
Net Revenue	$108,343	$95,813	$123,072

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2021 and 2020 as follows:

Total
(in thousands)

Balance at January 1, 2020	$95,311
Acquisitions	46
Impairment charge	(5,149)
Balance at December 31, 2020	$90,208
Acquisitions	69
Balance at December 31, 2021	$90,277

2021 Impairment Test

We completed our impairment annual impairment test of broadcast licenses during the fourth quarter of 2021 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2021, the year ended 2020 and in the fourth quarter of 2019. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2021, 2020 and 2019: (1) the market specific operating profit margin range remained relatively consistent with some decreases to our smaller markets due to the cost of operations in a small market; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate increased a small percentage due to the COVID-19 pandemic; and (4) current year revenue projections were flat with amounts previously projected for 2021.

	Fourth	Year	Fourth
	Quarter	Ended	Quarter
	2021	2020	2019
Discount rates	12.3% - 12.6%	12.6% - 13.0%	12.2% - 12.2%
Operating profit margin ranges	17.8% - 36.4%	17.8% - 36.4%	19.0% - 36.4%
Market long-term revenue growth rates	0.2% - 2.6%	0.2% - 2.9%	0.0% - 2.9%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2020 Impairment Test

Due to the impact of the COVID-19 pandemic on the U.S. economy and the related significant negative impact on our revenue for the second, third and fourth quarter of 2020 (excluding political advertising) in the majority of our markets, the Company tested its FCC License for impairment during the second quarter and again in the third quarter of 2020. Our broadcast revenue was significantly negatively impacted in the majority of the states where we operate, due to economic shutdowns and the related decline in advertising spending nationwide as most companies were making massive payroll cuts out of a necessity to survive with their revenues also significantly impacted. We experienced a significant number of cancellations of advertising on our stations, with the greatest decreases in the following industries/categories: Automotive, Entertainment, Home Improvement, Professional Services, Restaurants, and Retail. The only category where we saw an increase over the prior quarters and year to date in 2020 were political advertising and government/public service/issue advertising. We also saw significant declines in our revenue related to events, venues, travel and sports as these types of businesses have been virtually shut down. We started to see increased revenues from our low point in Q2 2020, however, throughout 2020 they were not at the previously expected recovery rate. Based on the trends we were seeing at our markets we believe that our analysis and estimates used during the third quarter 2020 analysis remained our best estimate and we did not believe any further triggering events occurred during the fourth quarter of 2020 since the date of the previous analysis that would require any additional impairment testing for broadcast licenses.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

During the fourth quarter of 2021, the Company performed its annual impairment test of goodwill in accordance with ASC 350 and determined that the fair value was in excess of its carrying value and, accordingly, no impairment was recorded.

We have recorded the changes to goodwill for each of the years ended December 31, 2021 and 2020 as follows:

Total
(in thousands)

Balance at January 1, 2020	$18,963
Acquisitions	143
Balance at December 31, 2020	$19,106
Acquisitions	103
Balance at December 31, 2021	$19,209

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2021 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,597	368
Customer relationships	4,660	4,660	—
Other intangibles	1,829	1,788	41
Total amortizable intangible assets	$16,315	$15,906	$409

We have recorded amortizable intangible assets at December 31, 2020 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,570	395
Customer relationships	4,660	4,322	338
Other intangibles	1,834	1,771	63
Total amortizable intangible assets	$16,320	$15,524	$796

Aggregate amortization expense for these intangible assets for the years ended December 31, 2021, 2020 and 2019, was $387,000, $813,000 and $1,029,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is $39,000, $35,000, $33,000, $33,000 and $32,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.    Long-Term Debt

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility and as such, have no debt outstanding at December 31, 2021.

Long-term debt consisted of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Revolving credit facility	$—	$10,000
Amounts payable within one year	—	—
	$—	$10,000

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR. On November 1, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.101% at December 31, 2021), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2021) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On June 7, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

On February 4, 2019, we used $5,000,000 from funds generated by operations to voluntarily pay down a portion of our Revolving Credit Facility, which was presented in current portion of long-term debt in our balance sheet at December 31, 2018.

After we paid down our debt and reduced our Revolving Credit Facility as noted above, we had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2021.

5.    Supplemental Cash Flow Information

	Years Ended December 31,
	2021	2020	2019

	(In thousands)

Cash paid during the period for:
Interest	$253	$311	$635
Income taxes	$3,450	$1,099	$3,893
Non-cash transactions:
Barter revenue	$2,125	$2,014	$3,560
Barter expense	$2,124	$1,881	$3,370
Acquisition of property and equipment	$—	$6	$28
Use of treasury shares for 401(k) match	$221	$250	$262

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

An income tax expense of $4,260,000 was recorded for the year ended December 31, 2021 compared to income tax expense of $705,000 for the year ended December 31, 2020. The effective tax rate was approximately 27.6% for the year ended December 31, 2021 compared to (58.4)% for the year ended December 31, 2020. The 2020 year to date tax rate was impacted by permanent differences primarily relating to executive compensation resulting in additional tax expense of approximately $1.0 million offset by the broadcast license impairment charge which was a discrete item and contributed approximately $1.4 million of tax benefit for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2021	2020

	(In thousands)

Deferred tax liabilities:
Property and equipment	$4,242	$4,802
Intangible assets	21,425	20,442
Prepaid expenses	405	426
Total deferred tax liabilities	26,072	25,670
Deferred tax assets:
Allowance for doubtful accounts	43	89
Compensation	1,093	824
Other accrued liabilities	134	150
	1,270	1,063
Less: valuation allowance	—	—
Total net deferred tax assets	1,270	1,063
Net deferred tax liabilities	$24,802	$24,607
Current portion of deferred tax assets	$361	$150
Non-current portion of deferred tax liabilities	(25,163)	(24,757)
Net deferred tax liabilities	$(24,802)	$(24,607)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2021 and December 31, 2020, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2021 and 2020, net deferred tax liabilities include a deferred tax asset of $1,270,000 and $1,063,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for doubtful accounts, and other accrued expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Current:
Federal	$3,080	$850	$2,900
State	985	400	1,100
Total current	4,065	1,250	4,000
Total deferred	195	(545)	1,420
Total Income Tax Provision	$4,260	$705	$5,420

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$3,209	$(290)	$3,976
State tax expense, net of federal benefit	815	235	1,079
Other, net	236	760	365
	$4,260	$705	$5,420

The 2021 and 2019 effective tax rates exceed the federal statutory rate primarily due to non-deductible compensation related expenses and state income taxes. The 2020 effective tax rate exceeded the federal statutory rate primarily due to non-deductible compensation related expenses, book tax differences in impairment charges and state income taxes.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2018. During the first quarter of 2015, the IRS commenced an examination of the Company’s 2013 U.S. federal income tax return which was completed in the first quarter of 2016 and resulted in no changes to the return. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2021, and 2020, there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, we had $0, $600, and $2,100, respectively, tax-related interest and penalties and had $0 accrued at December 31, 2021 and 2020.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.    Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our stockholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, The Second Restated 2005 Plan). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2021, 2020 and 2019. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2021, 2020 and 2019 and there were no stock options outstanding as of December 31, 2021.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2019	109,176	$40.87
Granted	72,985	31.18
Vested	(51,021)	42.66
Forfeited/canceled/expired	(2,916)	40.30
Outstanding at December 31, 2019	128,224	$34.66
Granted	—	—
Vested	(62,137)	36.50
Forfeited/canceled/expired	(2,332)	33.65
Outstanding at December 31, 2020	63,755	$32.90
Granted	77,913	23.00
Vested	(41,059)	33.85
Forfeited/canceled/expired	—	—
Non-vested and outstanding at December 31, 2021	100,609	$24.85
Weighted average remaining contractual life (in years)	2.3

The weighted average grant date fair value of restricted stock that vested during 2021 and 2019 was $1,792,000 and $2,276,000, respectively. There were no restricted stock grants awarded in 2020. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $2,354,000, $1,896,000 and $4,195,000 at December 31, 2021, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020 and 2019 we had $1,335,000, $2,221,000 and $2,129,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2021, 2020 and 2019 was $121,000, $235,000 and $227,000, respectively.

8.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,550, $2,900 and $2,400 in 2021, 2020 and 2019, respectively. The Company’s discretionary contribution to the plan was approximately $250,000, $225,000 and $250,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2021, 2020 and 2019 was $100,000, $105,000 and $135,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

On July 12, 2021, we entered into an agreement to acquire WIZZ-AM and a translator for $61,800 of which $5,000 was paid in 2021. We expect to close on this transaction in March 2022.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2021 and 2020 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2021 and 2020 acquisitions at their respective acquisition dates.

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

10.    Related Party Transactions

Principal Stockholder Employment Agreement

In June 2011, we entered into a new employment agreement with Edward K. Christian, Chairman, President and CEO, which became effective as of June 1, 2011, and replaced and superseded his prior employment agreement. We entered into amendments to the agreement on February 12, 2016 (the “First Amendment”), February 26, 2019 (the “Second Amendment”) and January 25, 2022 (the “Third Amendment”). The First Amendment extended the term of the employment agreement to March 31, 2021. The First Amendment also states that on each anniversary of the effective date of the employment agreement, the Compensation Committee shall determine in its discretion the amount of any annual increases (which shall not be less than the greater of 4% or a defined cost of living increase). Mr. Christian may defer any or all of his annual salary. The Second Amendment extends the term of the employment agreement from March 31, 2021 to March 31, 2025 and also makes certain clarifying modifications to the employment agreement.The Third Amendment extends the term of the employment agreement from March 31, 2025 to March 31, 2027 and makes certain changes to the employment agreement pursuant to Section 409A of the Internal Revenue Code.

Under the agreement, Mr. Christian is eligible for discretionary and performance bonuses, stock options and/or stock grants in amounts determined by the Compensation Committee and will continue to participate in our benefit plan. We will maintain insurance policies, will furnish an automobile, will pay for an executive medical plan and will maintain an office for Mr. Christian at our principal executive offices and in Sarasota County, Florida. The First Amendment adds that we are authorized to pay for Mr. Christian’s tax preparation services on an annual basis and that this amount will be subject to income tax as additional compensation. The agreement provides certain payments to Mr. Christian in the event of his disability, death or a change in control. Upon a change in control, Mr. Christian may terminate his employment. The agreement also provides generally that, upon a change in control, we will pay Mr. Christian an amount equal to 2.99 times the average of his total annual salary and bonuses for each of the three immediately preceding periods of twelve consecutive months, plus an additional amount for tax liabilities, related to the payment. For the three years ended December 31, 2021 Mr. Christian’s average annual compensation, as defined by the employment agreement, was approximately $1,943,000.

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

On December 6, 2019, Mr. Christian agreed to defer approximately $100,000 of his 2020 salary to be paid 100% on January 15, 2021. On December 16, 2020, Mr. Christian agreed to defer approximately $100,000 of his 2021 salary to be paid 100% on January 15, 2022. On December 16, 2021, Mr. Christian agreed to defer approximately $100,000 of his 2022 salary which will be paid 100% on January 13, 2023.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Marcia K. Lobaito, at the time, Senior Vice President, Corporate Secretary and Director of Business Affairs, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. In July 2020, Eric Christian, Vice President of Digital Strategies entered into a Change in Control Agreement. Eric Christian is the son of Edward K. Christian, our President, CEO and Chairman. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

If there is a change in control, the Company shall pay a lump sum payment within 45 days of 1.5 times the average of the executive’s last three full calendar years of such executive’s base salary and any annual cash bonus paid. In the event that such payment constitutes a “parachute payment” within the meaning of Section 280G subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay the executive an additional amount so that the executive will receive the entire amount of the lump sum payment before deduction for federal, state and local income tax and payroll tax. In the event of a change in control (other than the approval of plan of liquidation), the Company or the surviving entity may require as a condition to receipt of payment that the executive continue in employment for a period of up to six months after consummation of the change in control. During such six months, executive will continue to earn his pre-existing salary and benefits. In such case, the executive shall be paid the lump sum payment upon completion of the continued employment. If, however, the executive fails to remain employed during this period of continued employment for any reason other than (a) termination without cause by the Company or the surviving entity, (b) death, (c) disability or (d) breach of the agreement by the Company or the surviving entity, then executive shall not be paid the lump sum payment. In addition, if the executive’s employment is terminated by the Company without cause within six months prior to the consummation of a change in control, then the executive shall be paid the lump sum payment within 45 days of such change in control.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Related Party Transactions

Saga South Communications, LLC (formerly, Saga Quad States), our fully owned subsidiary, completed the acquisition from Apex Media Corporation, a South Carolina corporation (“AMC”), and Pearce Development, LLC f/k/a Apex Real Property, LLC, a South Carolina limited liability company (“ARP” and together with AMC, “Seller”), of substantially all of Seller’s assets related to the operation of certain radio and translator stations, upon the satisfaction of certain closing conditions described in the Asset Purchase Agreement dated May 9, 2017 (the “Apex Agreement”) by and among Seller, Saga South Communications, LLC, and, solely in his role as guarantor under the Apex Agreement, G. Dean Pearce, as further described in the Form 8-K filed by Saga on May 10, 2017. Mr. Pearce is President of AMC and ARP, and served on the Board of Directors of Saga from May 8, 2017 through May 9, 2021. The purchase price under the Apex Agreement was $23,000,000, subject to certain purchase price adjustments, payable in cash. The purchase price was determined through arm’s-length negotiations, and was approved by the Saga Board, and Finance and Audit Committee, in accordance with the requirements of Saga’s Corporate Governance Guidelines for the review of related party transactions. In connection with this agreement, we received 500 hours of service from New Pointe Systems, a subsidiary of Pearce Development and have agreed to provide 1,000, 30 second, spots of airtime to Pearce Development. As of December 31, 2020, the obligations from this agreement have been fulfilled. During 2021, 2020 and 2019, we also paid approximately $4,200, $4,100 and $4,400 rent per month, respectively to Pearce Development for our Hilton Head studio and office space beginning September 1, 2017.

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

In the election of directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect the remaining directors. The Board of Directors consisted of eight members at December 31, 2021. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

The holders of the Common Stock vote as a single class with respect to any proposed “going private” transaction with the principal stockholder or an affiliate of the principal stockholder, with each share of each class of Common Stock entitled to one vote per share.

Under Florida law, the affirmative vote of the holders of a majority of the outstanding shares of any class of common stock is required to approve, among other things, a change in the designations, preferences and limitations of the shares of such class of common stock.

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

12.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2021, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.1 million and $6.6 million at December 31, 2021 and 2020, respectively. Lease liabilities were $6.4 million and $6.9 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recorded additional ROU assets under operating leases of $1,039,000, which is a non-cash transaction. Payments on lease liabilities during the year ended December 31, 2021 and 2020 totaled $1,777,000 and $1,737,000,respectively.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2021, 2020 and 2019, our total lease expense was $1,765,000, $1,752,000 and $1,801,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2021 (in thousands):

Years Ending December 31,
2022	$1,778
2023	1,575
2024	1,275
2025	875
2026	668
Thereafter	1,243
Total lease payments (a)	7,414
Less: Interest (b)	988
Present value of lease liabilities (c)	$6,426
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2021.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.2 years and 4.2%, respectively, at December 31, 2021.

Performance Fees

We incur fees from performing rights organizations (“PRO”) to license our public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, (1) entered into an Interim License Agreement with American Society of Composers, Authors and Publishers that was effective January 1, 2022 and will remain in effect until the date on which the parties reached agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026; (2) is negotiating and will enter into, on behalf of the participating members, an Interim License Agreement with Broadcast Music, Inc.; (3) reached an agreement with the Society of European Stage Authors and Composers that is retroactive to January 1, 2016; and (4) in January 2022, RMLC and Global Music Rights (“GMR”) reach a conditional settlement of the GMR-RMLC antitrust and/or unfair competition litigations and we have entered into an agreement with GMR.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2021	2020
Cash and cash equivalents	Level 1	$54,760	$51,353
Revolving Credit Facility	Level 2	—	10,000

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

During the fourth quarter of 2021, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.    Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2021	2020	2021	2020	2021	2020	2021	2020

	(in thousands, except per share data)
Net operating revenue	$22,301	$26,051	$28,046	$16,866	$28,845	$24,143	$29,151	$28,753
Station operating expenses	18,923	22,199	21,017	18,652	21,690	19,616	21,615	21,119
Corporate G&A	2,438	3,015	2,494	3,070	2,538	2,838	2,570	2,651
Other operating expense (income), net	57	(1,330)	(80)	46	(2)	50	32	(13)
Impairment of broadcast licenses	—	—	—	3,757	—	1,392	—	—
Operating income (loss)	883	2,167	4,615	(8,659)	4,619	247	4,934	4,996
Other (income) expenses:
Interest expense	73	108	72	82	73	75	66	75
Interest (income)	(6)	(108)	(4)	(25)	(4)	(8)	(2)	(7)
Other (income) expense	(272)	(213)	(31)	—	(279)	—	(52)	(20)
Income before income taxes	1,088	2,380	4,578	(8,716)	4,829	180	4,922	4,948
Income tax provision (benefit)	330	700	1,325	(3,805)	1,375	1,130	1,230	2,680
Net income (loss)	$758	$1,680	$3,253	$(4,911)	$3,454	$(950)	$3,692	$2,268

Basic earnings(loss) per share	$0.13	$0.28	$0.54	$(0.82)	$0.58	$(0.16)	$0.60	$0.38
Weighted average common shares	5,913	5,866	5,917	5,868	5,917	5,869	5,922	5,880

Diluted earnings (loss) per share	$0.13	$0.28	$0.54	$(0.82)	$0.58	$(0.16)	$0.60	$0.38
Weighted average common and common equivalent shares	5,913	5,866	5,917	5,868	5,917	5,869	5,922	5,880

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

17.    Subsequent Events

On March 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $970,000, will be paid on April 8, 2022 to shareholders of record on March 21, 2022.

EXHIBIT INDEX

Exhibit No.		Description

3(a)	3	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3(b)	3	Bylaws, as amended April 16, 2020.
4(a)	17	Description of the Company’s Securities
10(a)	1	Summary of Executive Insured Medical Reimbursement Plan.
10(b)	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10(c)	5	Chief Executive Officer Annual Incentive Plan.
10(d)	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10(e)	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(f)	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10(g)	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10(h)	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10(i)	4	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10(j)	10	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10(k)	9	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10(l)	8	Credit Agreement dated August 18, 2015 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(m)	11	Asset Purchase Agreement by and among Saga Broadcasting, LLC, Saga Quad States Communications, LLC, Saga Communications, Inc. and Evening Telegram Company d/b/a Morgan Murphy Media, dated May 9, 2017.
10(n)	11	Asset Purchase Agreement by and among Apex Media Corporation, Pearce Development, LLC f/k/a Apex Real Property, LLC, Saga Quad States Communications, LLC and G. Dean Pearce, dated May 9, 2017.
10(o)	12	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10(p)	13	First Amendment to Credit Agreement dated September 1, 2017 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(q)	13	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10(r)	14	Second Amendment to Credit Agreement dated June 27, 2018 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank and Citizens Bank.
10(s)	15	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10(t)	16	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10(u)	18	Assumption Agreement and Amendment of Loan Documents dated May 11, 2020 entered into between the Company and JPMorgan Chase Bank, N.A., The Huntington National Bank, and Citizens Bank.
10(v)	19	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
10(w)	20	Third Amendment to Employment Agreement dated January 25, 2022 between Saga Communications, Inc, and Edward K. Christian.
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed as Appendix A to the Company’s Consent Solicitation (Filed No: 001-11588) filed on September 17, 2013 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K filed on August 18, 2015 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 8-K/A filed on April 8, 2016 and incorporated by reference herein.

10	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 8-K filed on May 10, 2017 and incorporated by reference herein.

12	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 8-K filed on June 27, 2018 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 10-K filed on March 13, 2020 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.

19	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2020 and incorporated by reference herein.

20	Exhibit filed with the Company’s Form 8-K filed on January 27, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2022.

SAGA COMMUNICATIONS, INC.

By:	/s/ Edward K. Christian
Edward K. Christian
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2022.

Signatures

/s/ Edward K. Christian	President, Chief Executive Officer and
Edward K. Christian	Chairman of the Board

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Michael J. Bergner	Director
Michael J. Bergner

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ Warren Lada	Director
Warren Lada

/s/ Marcia K. Lobaito	Director
Marcia K. Lobaito

/s/ Gary G. Stevens	Director
Gary G. Stevens