Form 10-Q
period 2022-03-31
SAGA COMMUNICATIONS INC
filed 2022-05-06
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of May 5, 2022 was 5,087,693 and 965,149, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$55,147	$54,760
Accounts receivable, net	13,744	16,269
Prepaid expenses and other current assets	2,305	2,449
Barter transactions	1,038	971
Total current assets	72,234	74,449
Property and equipment	145,586	144,719
Less accumulated depreciation	92,544	91,375
Net property and equipment	53,042	53,344
Other assets:
Broadcast licenses, net	90,277	90,277
Goodwill	19,209	19,209
Other intangibles, right of use assets, deferred costs and investments, net	10,313	10,653
Total assets	$245,075	$247,932

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,226	$2,347
Accrued payroll and payroll taxes	5,657	6,202
Dividend payable	968	3,988
Other accrued expenses	6,019	5,758
Barter transactions	959	901
Total current liabilities	15,829	19,196
Deferred income taxes	24,882	24,802
Other liabilities	6,622	7,015
Total liabilities	47,333	51,013
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	70,145	70,035
Retained earnings	164,482	164,246
Treasury stock	(36,962)	(37,439)
Total stockholders’ equity	197,742	196,919
Total liabilities and stockholders' equity	$245,075	$247,932

Note: The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$24,967	$22,301
Station operating expenses	20,568	18,923
Corporate general and administrative	2,694	2,438
Other operating (income) expense, net	(5)	57
Operating income	1,710	883
Interest expense	32	73
Interest income	(4)	(6)
Other income	(2)	(272)
Income before income tax expense	1,684	1,088
Income tax expense	480	330
Net income	$1,204	$758

Earnings per share:
Basic	$0.20	$0.13
Diluted	$0.20	$0.13

Weighted average common shares	5,948	5,913
Weighted average common and common equivalent shares	5,948	5,913

Dividends declared per share	$0.16	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2022 and 2021

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income, three months ended March 31, 2021	—	—	—	—	—	1,204	—	1,204
Dividends declared per common share	—	—	—	—	—	(968)	—	(968)
Compensation expense related to restricted stock awards	—	—	—	—	339	—	—	339
401(k) plan contribution	—	—	—	—	(229)	—	477	248
Balance at March 31, 2022	6,835	$68	965	$9	$70,145	$164,482	$(36,962)	$197,742

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$5,296	$5,352
Cash flows from investing activities:
Acquisition of property and equipment	(923)	(534)
Acquisition of broadcast properties	—	(150)
Proceeds from sale and disposal of assets	7	22
Proceeds from insurance claims	—	272
Other investing activities	(5)	(2)
Net cash used in investing activities	(921)	(392)
Cash flows from financing activities:
Cash dividends paid	(3,988)	—
Net cash used in financing activities	(3,988)	—
Net increase (decrease) in cash and cash equivalents	387	4,960
Cash and cash equivalents, beginning of period	54,760	51,353
Cash and cash equivalents, end of period	$55,147	$56,313

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. Results of operations for three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 80 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2021.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2022, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$1,204	$758
Less: Income allocated to unvested participating securities	20	8
Net income available to common stockholders	$1,184	$750

Denominator:
Denominator for basic earnings per share — weighted average shares	5,948	5,913
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,948	5,913

Earnings per share:
Basic	$0.20	$0.13
Diluted	$0.20	$0.13

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2022 and 2021, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2022.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $467,000 and $469,000 at March 31, 2022 and December 31, 2021, respectively.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$21,587	$20,007
Digital Advertising Revenue	1,749	1,000
Other Revenue	1,631	1,294
Net Revenue	$24,967	$22,301

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2022. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2022:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2021	6,785	938
Conversion of shares	12	(12)
Issuance of restricted stock	38	39
Balance, December 31, 2021	6,835	965
Balance, March 31, 2022	6,835	965

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2022, we have remaining authorization of $18.4 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three months ended March 31, 2022 and 2021 no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2022, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.8 million and $6.1 million at March 31, 2022 and December 31, 2021 respectively. Lease liabilities were $6.1 million and $6.4 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we recorded additional ROU assets under operating leases of $119,000. Payments on lease liabilities during the three months ended March 31, 2022 and 2021 totaled $478,000, and $469,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2022 and 2021, our total lease expense was $444,000 and $440,000, respectively. Short-term lease costs are de minimus.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2022 (in thousands):

Years Ending December 31,
2022 (a)	$1,299
2023	1,575
2024	1,274
2025	886
2026	680
Thereafter	1,317
Total lease payments (b)	7,031
Less: Interest (c)	946
Present value of lease liabilities (d)	$6,085

(a)	Remaining payments are for the nine-months ending December 31, 2022
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2022.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.2 years and 4.2%, respectively, at March 31, 2022.

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

2022 Acquisitions

On July 12, 2021, we entered into an agreement to acquire WIZZ-AM and a translator from P. & M. Radio for $61,800 of which $5,000 was paid in 2021 and the remainder was paid on April 6, 2022 when we closed on the transaction. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

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

Condensed Consolidated Balance Sheet of 2022 and 2021 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2022 and 2021 acquisitions.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2022 and 2021 Acquisitions

	Acquisitions in
	2022	2021

	(In thousands)
Assets Acquired:
Property and equipment	$—	$3
Other assets:
Broadcast licenses	—	69
Goodwill	—	103
Total other assets	—	172
Total assets acquired	—	175
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$—	$175

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

An income tax expense of $480,000 was recorded for the three months ended March 31, 2022 compared to $330,000 for the three months ended March 31, 2021. The effective tax rate was approximately 28.5% for the three months ended March 31, 2022 compared to 30.3% for the three months ended March 31, 2021. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our stockholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, the “Second Restated 2005 Plan”). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, or 990,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 370,000 shares of Class A Common Stock may be issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. However, awards denominated in Class B Common Stock may only be granted to Edward K. Christian, President, Chief Executive Officer, Chairman of the Board of Directors, and the holder of 100% of the outstanding Class B Common Stock of the Company. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten (10) years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three months ended March 31, 2022 and 2021, respectively.

There were no stock options granted during 2022 or 2021 and there were no stock options outstanding as of March 31, 2022. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2022	100,609	$24.85
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at March 31, 2022	100,609	$24.85

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2022 and 2021, we had $339,000 and $343,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2022 and 2021 was $37,000 and $30,000, respectively.

10. Long-Term Debt

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amounts on our Revolving Credit Facility and as such, have no debt outstanding at March 31, 2022.

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR in the event LIBOR is no longer available. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.3320% at March 31, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2022.

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

12. Dividends

On March 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $970,000, was paid on April 8, 2022 to shareholders of record on March 21, 2022 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at March 31, 2022.

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,990,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021.

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

13. Other Income

During the first quarter of 2021, there was weather-related damage to an antenna in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. As part of the initial insurance settlement during the first quarter of 2021, the Company received cash proceeds of $250,000, resulting in a gain of $250,000 which was recorded in other (income) expense, net in the Company’s Condensed Consolidated Statements of Income at March 31, 2021. We received additional cash proceeds of $290,000 in the third quarter of 2021, resulting in a gain of $290,000. The total gain of $540,000 was recorded in other (income) expense, net, at December 31, 2021 in the Company’s Consolidated Statements of Income in our most recent Form 10-K.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations; U.S. national and local economic conditions or an economic recission; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the war in Ukraine, the effects of the ongoing COVID-19 pandemic, inflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 or in this Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2021. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2021.

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

COVID-19 Impact and Response

As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic’s impact to the Company, including our financial position, liquidity, results of operations and cash flows, while managing our response to the impacts and developments relating to the pandemic through collaboration with employees, customers, government authorities, health officials and other business partners. Please see Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding the current and potential impact of health epidemics, including the COVID-19 pandemic on the Company.

Financial Condition and Results of Operations

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 80 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the three months ended March 31, 2022 and 2021, approximately 91% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the course of the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect an increase in political advertising for 2022 due to the increased number of national, state and local elections in most of our markets as compared to the prior year.

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

During the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin, Norfolk; Virginia and Portland, Maine markets, when combined, represented approximately 39%, 39%, 39% and 40%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	10%	10%	10%	10%
Des Moines, Iowa	6%	6%	6%	7%
Milwaukee, Wisconsin	13%	11%	11%	11%
Norfolk, Virginia	6%	7%	6%	6%
Portland, Maine	4%	5%	6%	6%

During the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, the radio stations in our five largest markets, when combined, represented approximately 44%, 41%, 43% and 52%, respectively, of our consolidated station operating income. We note that the percentage of consolidated station operating income at December 31, 2020 is higher than what would normally be expected due to the impact of the COVID-19 pandemic on our markets. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	15%	14%	12%	16%
Des Moines, Iowa	4%	4%	5%	7%
Milwaukee, Wisconsin	16%	11%	12%	15%
Norfolk, Virginia	7%	8%	7%	6%
Portland, Maine	2%	4%	7%	8%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021.

Consolidated Results of Operations

	Three Months Ended
	March 31,		$ Increase	% Increase
	2022	2021	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$24,967	$22,301	$2,666	12.0%
Station operating expenses	20,568	18,923	1,645	8.7%
Corporate general and administrative	2,694	2,438	256	10.5%
Other operating (income) expense, net	(5)	57	(62)	N/M
Operating income	1,710	883	827	93.7%
Interest expense	32	73	(41)	(56.2)%
Interest income	(4)	(6)	2	(33.3)%
Other income	(2)	(272)	270	N/M
Income before income tax expense	1,684	1,088	596	N/M
Income tax expense	480	330	150	45.5%
Net income	$1,204	$758	$446	58.8%
Earnings per share (diluted)	$0.20	$0.13	$0.07	53.8%

N/M =      Not Meaningful

For the three months ended March 31, 2022, consolidated net operating revenue was $24,967,000 compared with $22,301,000 for the three months ended March 31, 2021, an increase of $2,666,000 or 12.0%. The increase in revenue in the first quarter of 2022 was attributable to lower-than-normal revenue in in the first quarter of 2021 due to the COVID-19 pandemic. We had increases in gross local revenue of $1,837,000, gross interactive revenue of $752,000, non-spot gross revenue of $340,000, partially offset by a decrease in gross national revenue of $178,000 and an increase in agency commissions of $79,000, from the first quarter of 2021. The increases in gross local revenue and agency commissions occurred in the majority of our markets, with the most significant increases being at our Charleston, South Carolina; Columbus, Ohio; Ithaca, New York; Manchester, New Hampshire; and Milwaukee, Wisconsin markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us hosting events again in 2022, whereas the number of events that were held in the first quarter of 2021 due to the COVID-19 pandemic was relatively very few. The two markets with the most significant increases in the first quarter in non-spot events were Hilton Head, South Carolina and Yankton, South Dakota. The decrease in gross national revenue was attributable to decreases at the majority of markets due to the focus on local market advertisers offset by increases at our Columbus, Ohio; Manchester, New Hampshire; and Milwaukee, Wisconsin markets.

Station operating expense was $20,568,000 for the three months ended March 31, 2022, compared with $18,923,000 for the three months ended March 31, 2021, an increase of $1,645,000 or 8.7%. The increase in operating expense was primarily a result of increases in sales rating survey expenses, commission expense, healthcare costs, compensation-related expenses, interactive services expenses, barter expenses, music licensing fees and bad debt expenses, of $515,000, $255,000, $168,000, $155,000, $134,000, $133,000, $98,000 and $97,000, respectively, from the first quarter of 2021.

We had operating income for the three months ended March 31, 2022 of $1,710,000 compared to $883,000 for the three months ended March 31, 2021, an increase of $827,000. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, noted above, an increase in corporate general and administrative expenses of $256,000, and a decrease in other operating (income) expense, net of $62,000. The increase in corporate general and administrative expenses was primarily attributable to an increase in travel related expenses, insurance expenses and legal related expenses of $113,000, $100,000 and $61,000, respectively, from first quarter of 2021. In the first quarter of 2022 we recorded a gain on the sale of fixed assets of $5,000 compared to a loss on the sale of fixed assets of $57,000 in the first quarter of 2021 in other operating (income) expense, net.

We generated net income of $1,204,000 ($0.20 per share on a fully diluted basis) during the three months ended March 31, 2022, compared to $758,000 ($0.13 per share on a fully diluted basis) for the three months ended March 31, 2021, an increase of $446,000. The increase in net income is primarily due to the increase in operating income, described above and a decrease in interest expense of $41,000, partially offset by a decrease in other income of $270,000 and an increase in income tax expense of $150,000. The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The decrease in other income is due to minimal income in 2022 versus a gain on insurance proceeds in the first quarter of 2021, as described in footnote 13 (Other Income). The increase in our income tax expense is due to the increase in income before income tax.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a new credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. This amendment also included an alternative benchmark rate as a replacement to LIBOR in the event LIBOR is no longer available.. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (0.3320% at March 31, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at March 31, 2022.

Sources and Uses of Cash

During the three months ended March 31, 2022 and 2021, we had net cash flows from operating activities of $5,296,000 and $5,352,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2022, we have repurchased 2.2 million shares of our Class A Common Stock for $57.4 million. During the three months ended March 31, 2022, we did not repurchase any shares related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2022 were $923,000 ($534,000 in 2021). We anticipate capital expenditures in 2022 to be approximately $5.5 million to $6.0 million, which we expect to finance through funds generated from operations.

On July 12, 2021, we entered into an agreement to acquire WIZZ-AM and a translator from P. & M. Radio for $61,800 of which $5,000 was paid in 2021 and the remaining was paid on April 6, 2022 when we closed on the transaction. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore, have no pro forma revenue and expenses.

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

On March 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $970,000, was paid on April 8, 2022 to shareholders of record on March 21, 2022 and was recorded in dividends payable on the Company’s Condensed Consolidated Balance sheet at March 31, 2022.

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,988,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2021.

We anticipate that our contractual cash obligations will be financed through funds generated from operations or additional borrowings under the Credit Facility, or a combination thereof.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to the accompanying financial statements.

Inflation

The impact of inflation on our operations has not been significant to date. We are, however, starting to see the effects of higher inflation starting to impact costs of most goods and services. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2021 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2021 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2022.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
January 1 - January 31, 2022	—	$—	—	$18,350,169
February 1 - February 28, 2022	—	$—	—	$18,350,169
March 1 - March 31, 2022	—	$—	—	$18,350,169
Total	—	$—	—	$18,350,169

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

SAGA COMMUNICATIONS, INC.

Date: May 6, 2022	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2022	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)