Form 10-Q
period 2022-06-30
SAGA COMMUNICATIONS INC
filed 2022-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of August 5, 2022 was 5,087,693 and 965,149, respectively.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$42,321	$54,760
Short-term investments	10,019	—
Accounts receivable, net	16,288	16,269
Prepaid expenses and other current assets	4,351	2,449
Barter transactions	1,156	971
Total current assets	74,135	74,449
Property and equipment	147,012	144,719
Less accumulated depreciation	92,661	91,375
Net property and equipment	54,351	53,344
Other assets:
Broadcast licenses, net	90,307	90,277
Goodwill	19,236	19,209
Other intangibles, right of use assets, deferred costs and investments, net	9,944	10,653
Total assets	$247,973	$247,932

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,204	$2,347
Accrued payroll and payroll taxes	6,960	6,202
Dividend payable	—	3,988
Other accrued expenses	5,652	5,758
Barter transactions	1,027	901
Total current liabilities	15,843	19,196
Deferred income taxes	25,197	24,802
Other liabilities	6,240	7,015
Total liabilities	47,280	51,013
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	70,483	70,035
Retained earnings	167,095	164,246
Treasury stock	(36,962)	(37,439)
Total stockholders’ equity	200,693	196,919
Total liabilities and stockholders' equity	$247,973	$247,932

Note: The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,821	$28,046	$54,788	$50,347
Station operating expenses	21,786	21,017	42,354	39,940
Corporate general and administrative	2,609	2,494	5,303	4,932
Other operating (income) expense, net	45	(80)	40	(23)
Operating income	5,381	4,615	7,091	5,498
Interest expense	32	72	64	145
Interest income	(49)	(4)	(53)	(10)
Other income	—	(31)	(2)	(303)
Income before income tax expense	5,398	4,578	7,082	5,666
Income tax expense	1,575	1,325	2,055	1,655
Net income	$3,823	$3,253	$5,027	$4,011

Earnings per share:
Basic	$0.63	$0.54	$0.83	$0.67
Diluted	$0.63	$0.54	$0.83	$0.67

Weighted average common shares	5,952	5,917	5,950	5,915
Weighted average common and common equivalent shares	5,952	5,917	5,950	5,915

Dividends declared per share	$0.20	$0.16	$0.36	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2022 and 2021

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864
Net income, three months ended June 30, 2021	—	—	—	—	—	3,253	—	3,253
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	357	—	—	357
Balance at June 30, 2021	6,785	$68	938	$9	$69,400	$162,045	$(37,004)	$194,518

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income, three months ended March 31, 2022	—	—	—	—	—	1,204	—	1,204
Dividends declared per common share	—	—	—	—	—	(968)	—	(968)
Compensation expense related to restricted stock awards	—	—	—	—	339	—	—	339
401(k) plan contribution	—	—	—	—	(229)	—	477	248
Balance at March 31, 2022	6,835	$68	965	$9	$70,145	$164,482	$(36,962)	$197,742
Net income, three months ended June 30, 2022	—	—	—	—	—	3,823	—	3,823
Dividends declared per common share	—	—	—	—	—	(1,210)	—	(1,210)
Compensation expense related to restricted stock awards	—	—	—	—	338	—	—	338
Balance at June 30, 2022	6,835	$68	965	$9	$70,483	$167,095	$(36,962)	$200,693

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$7,340	$9,203
Cash flows from investing activities:
Purchase of Short-term investments	(9,999)	—
Acquisition of property and equipment	(3,563)	(1,455)
Acquisition of broadcast properties	(57)	(150)
Proceeds from sale and disposal of assets	7	130
Proceeds from insurance claims	—	272
Other investing activities	—	31
Net cash used in investing activities	(13,612)	(1,172)
Cash flows from financing activities:
Cash dividends paid	(6,167)	—
Net cash used in financing activities	(6,167)	—
Net increase (decrease) in cash and cash equivalents	(12,439)	8,031
Cash and cash equivalents, beginning of period	54,760	51,353
Cash and cash equivalents, end of period	$42,321	$59,384

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. Results of operations for three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 80 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2021.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2022, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$3,823	$3,253	$5,027	$4,011
Less: Income allocated to unvested participating securities	65	35	85	43
Net income available to common stockholders	$3,758	$3,218	$4,942	$3,968

Denominator:
Denominator for basic earnings per share — weighted average shares	5,952	5,917	5,950	5,915
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,952	5,917	5,950	5,915

Earnings per share:
Basic	$0.63	$0.54	$0.83	$0.67
Diluted	$0.63	$0.54	$0.83	$0.67

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended June 30, 2022 and 2021, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At June 30, 2022, we have recorded $10 million of held-to-maturity United States’ Treasury Bills at amortized cost basis, that has a fair market value of $10 million. Our held-to-maturity United States’ Treasury Bills all have original maturity dates ranging from July 2022 to February 2023. We had no marketable securities at December 31, 2021.

Our financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at June 30, 2022.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $359,000 and $469,000 at June 30, 2022 and December 31, 2021, respectively.

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

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, online promotions, advertising on our websites and online streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$25,436	$24,944	$47,023	$44,951
Digital Advertising Revenue	2,233	1,636	3,982	2,636
Other Revenue	2,152	1,466	3,783	2,760
Net Revenue	$29,821	$28,046	$54,788	$50,347

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the six months ended June 30, 2022. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2022:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2021	6,785	938
Conversion of shares	12	(12)
Issuance of restricted stock	38	39
Balance, December 31, 2021	6,835	965
Balance, June 30, 2022	6,835	965

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2022, we have remaining authorization of $18.4 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three and six months ended June 30, 2022 and 2021 no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2022, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.5 million and $6.1 million at June 30, 2022 and December 31, 2021 respectively. Lease liabilities were $5.8 million and $6.4 million at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, we recorded additional ROU assets under operating leases of $219,000. Payments on lease liabilities during the three and six months ended June 30, 2022 and 2021 totaled $428,000, $906,000, $415,000, and $884,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2022 and 2021, our total lease expense was $449,000, $893,000, $442,000 and $882,000, respectively. Short-term lease costs are de minimus.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2022 (in thousands):

Years Ending December 31,
2022 (a)	$885
2023	1,608
2024	1,293
2025	906
2026	700
Thereafter	1,321
Total lease payments (b)	6,713
Less: Interest (c)	895
Present value of lease liabilities (d)	$5,818

(a)	Remaining payments are for the nine-months ending December 31, 2022
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2022.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 4.2%, respectively, at June 30, 2022.

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

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2022 and 2021 Acquisitions

	Acquisitions in
	2022	2021

	(In thousands)
Assets Acquired:
Property and equipment	$5	$3
Other assets:
Broadcast licenses	29	69
Goodwill	28	103
Total other assets	57	172
Total assets acquired	62	175
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$62	$175

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

An income tax expense of $1,575,000 was recorded for the three months ended June 30, 2022 compared to $1,325,000 for the three months ended June 30, 2021. The effective tax rate was approximately 29.2% for the three months ended June 30, 2022 compared to 28.9% for the three months ended June 30, 2021. An income tax expense of $2,055,000 was recorded for the six months ended June 30, 2022 compared to $1,655,000 for the three months ended June 30, 2021. The effective tax rate was approximately 29.0% for the three months ended June 30, 2022 compared to 29.2% for the three months ended June 30, 2021. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and six months ended June 30, 2022 and 2021, respectively.

There were no stock options granted during 2022 or 2021 and there were no stock options outstanding as of June 30, 2022. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three and six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2022	100,609	$24.85
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at June 30, 2022	100,609	$24.85

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2022 and 2021, we had $338,000, $677,000, $357,000 and $700,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2022 and 2021 was $37,000, $74,000, $33,000 and $64,000, respectively.

10. Long-Term Debt

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amounts on our Revolving Credit Facility and as such, have no debt outstanding at June 30, 2022.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.579% at June 30, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2022.

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

12. Dividends

On June 6, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1,200,000, was paid to our transfer agent on June 29, 2022. The dividend was paid by our transfer agent on July 1, 2022 to shareholders of record on June 13, 2022.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the six months ended June 30, 2022 and 2021, approximately 90% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin, Norfolk; Virginia and Portland, Maine markets, when combined, represented approximately 38%, 39%, 39% and 40%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	10%	10%	10%	10%
Des Moines, Iowa	5%	6%	6%	7%
Milwaukee, Wisconsin	12%	11%	11%	11%
Norfolk, Virginia	6%	7%	6%	6%
Portland, Maine	5%	5%	6%	6%

During the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, the radio stations in our five largest markets, when combined, represented approximately 43%, 41%, 43% and 52%, respectively, of our consolidated station operating income. We note that the percentage of consolidated station operating income at December 31, 2020 is higher than what would normally be expected due to the impact of the COVID-19 pandemic on our markets. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	13%	13%	12%	16%
Des Moines, Iowa	3%	4%	5%	7%
Milwaukee, Wisconsin	15%	11%	12%	15%
Norfolk, Virginia	7%	7%	7%	6%
Portland, Maine	5%	6%	7%	8%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2022	2021	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$29,821	$28,046	$1,775	6.3%
Station operating expenses	21,786	21,017	769	3.7%
Corporate general and administrative	2,609	2,494	115	4.6%
Other operating (income) expense, net	45	(80)	125	N/M
Operating income	5,381	4,615	766	16.6%
Interest expense	32	72	(40)	(55.6)%
Interest income	(49)	(4)	(45)	N/M
Other income	—	(31)	31	N/M
Income before income tax expense	5,398	4,578	820	17.9%
Income tax expense	1,575	1,325	250	18.9%
Net income	$3,823	$3,253	$570	17.5%
Earnings per share (diluted)	$0.63	$0.54	$0.09	16.7%

N/M =      Not Meaningful

For the three months ended June 30, 2022, consolidated net operating revenue was $29,821,000 compared with $28,046,000 for the three months ended June 30, 2021, an increase of $1,775,000 or 6.3%. We had increases in non-spot gross revenue of $623,000, gross interactive revenue of $597,000, gross local revenue of $519,000, gross political revenue of $357,000, and barter revenue of $176,000, partially offset by a decrease in gross national revenue of $409,000 and an increase in agency commissions of $141,000, from the second quarter of 2021. The increase in non-spot gross revenue is primarily due to us hosting events again in 2022, whereas the number of events that were held in the second quarter of 2021 due to the COVID-19 pandemic was relatively very few. The markets with the most significant increases in the second quarter in non-spot events were Clarksville, Tennessee; Harrisonburg, Virginia; Hilton Head, South Carolina; Jonesboro, Arkansas; Milwaukee, Wisconsin; Norfolk, Virginia and Yankton, South Dakota. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The most significant increases in gross local revenue and agency commissions occurred in our Charleston, South Carolina; Columbus, Ohio; Ithaca, New York; Manchester, New Hampshire; Milwaukee, Wisconsin, and Norfolk, Virginia markets. The gross political revenue increased due to an increase in the number of national, state and local elections. The decrease in gross national revenue was attributable to decreases at the majority of markets due to the focus on local market advertisers offset by increases at our Bellingham, Washington; and Milwaukee, Wisconsin markets.

Station operating expense was $21,786,000 for the three months ended June 30, 2022, compared with $21,017,000 for the three months ended June 30, 2021, an increase of $769,000 or 3.7%. The increase in operating expense was primarily a result of increases in sales rating survey expenses, barter expenses, commission expense, music licensing fees, interactive services expenses, and promotional expenses, of $303,000, $161,000, $148,000, $95,000, $86,000, and $69,000, respectively, from the second quarter of 2021.

We had operating income for the three months ended June 30, 2022 of $5,381,000 compared to $4,615,000 for the three months ended June 30, 2021, an increase of $766,000. The increase was a result of the increase in net operating revenue partially offset by the increase in station operating expense, noted above, an increase in corporate general and administrative expenses of $115,000, an increase in other operating (income) expense, net of $125,000. The increase in corporate general and administrative expenses was primarily attributable to an increase in compensation related expenses from second quarter of 2021. In the second quarter of 2022 we recorded a loss on the sale of fixed assets of $45,000 compared to a gain on the sale of fixed assets of $80,000 in the second quarter of 2021 in other operating (income) expense, net.

We generated net income of $3,823,000 ($0.63 per share on a fully diluted basis) during the three months ended June 30, 2022, compared to $3,253,000 ($0.54 per share on a fully diluted basis) for the three months ended June 30, 2021, an increase of $570,000. The increase in net income is primarily due to the increase in operating income, described above a decrease in interest expense of $40,000, an increase in interest income of $45,000, partially offset by a decrease in other income of $31,000 and an increase in income tax expense of $250,000. The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The increase in interest income is related to our short-term investments described in footnote 1 (Summary of Significant Accounting Policies). The increase in our income tax expense is due to the increase in income before income tax.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		$ Increase	% Increase
	2022	2021	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$54,788	$50,347	$4,441	8.8%
Station operating expenses	42,354	39,940	2,414	6.0%
Corporate general and administrative	5,303	4,932	371	7.5%
Other operating (income) expense, net	40	(23)	63	N/M
Operating income	7,091	5,498	1,593	29.0%
Interest expense	64	145	(81)	(55.9)%
Interest income	(53)	(10)	(43)	430.0%
Other income	(2)	(303)	301	N/M
Income before income tax expense	7,082	5,666	1,416	25.0%
Income tax expense	2,055	1,655	400	24.2%
Net income	$5,027	$4,011	$1,016	25.3%
Earnings per share (diluted)	$.83	$.67	$.16	23.9%

N/M =      Not Meaningful

For the six months ended June 30, 2022, consolidated net operating revenue was $54,788,000 compared with $50,347,000 for the six months ended June 30, 2021, an increase of $4,441,000 or 8.8%. We had increases in gross local revenue of $2,347,000, gross interactive revenue of $1,345,000, non-spot gross revenue of $962,000, gross political revenue of $267,000, and barter revenue of $262,000 partially offset by a decrease in gross national revenue of $588,000, and an increase in agency commissions of $219,000 for the comparable period of 2021. The most significant increases in gross local revenue and agency commissions occurred in our Charleston, South Carolina; Columbus, Ohio; Ithaca, New York; Manchester, New Hampshire; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us hosting events again in 2022, whereas the number of events that were held in 2021 due to the COVID-19 pandemic was relatively very few. The markets with the most significant increases in 2022 in non-spot events were Clarksville, Tennessee; Harrisonburg, Virginia; Hilton Head, South Carolina; Jonesboro, Arkansas; Milwaukee, Wisconsin; Norfolk, Virginia; Portland, Maine and Yankton, South Dakota. The gross political revenue increased due to an increase in the number of national, state and local elections. The decrease in gross national revenue was attributable to decreases at the majority of markets due to the focus on local market advertisers offset by increases at our Columbus, Ohio; Manchester, New Hampshire; and Milwaukee, Wisconsin markets.

Station operating expense was $42,354,0000 for the six months ended June 30, 2022, compared with $39,940,000 for the six months ended June 30, 2021, an increase of $2,414,000 or 6.0%. The increase in operating expense was primarily the result of increases in sales survey expenses, commission expenses, barter expenses, interactive services expenses, music licensing fees; bad debt expense, compensation related expenses and promotional expenses of $818,000, $403,000, $294,000, $220,000, $193,000, $186,000, $131,000 and $90,000, respectively, for the comparable period of 2021.

We had operating income for the six months ended June 30, 2022 of $7,091,000 compared to $5,498,000 for the six months ended June 30, 2021, an increase of $1,593,000. The increase was a result of the increase in net operating revenue and partially offset by an increase in station operating expense, noted above, partially offset by an increase in corporate general and administrative expenses of $371,000 and an increase in other operating (income) expense of $63,000. The increase in corporate general and administrative expenses was primarily attributable to increases in compensation-related expenses of $136,000, legal expenses of $99,000, travel and transportation expenses of $77,000, insurance-related expenses of $63,000, respectively, from the comparable period of 2021. In 2022 we recorded a loss on the sale of fixed assets of $40,000 compared to a gain on the sale of fixed assets of $23,000 in 2021 in other operating (income) expense, net.

We generated net income of $5,027,000 ($0.83 per share on a fully diluted basis) during the six months ended June 30, 2022, compared to $4,011,000 ($0.67 per share on a fully diluted basis) for the six months ended June 30, 2021, an increase of $1,016,000. The increase in net income is primarily due to the increase in operating income, described above a decrease in interest expense of $81,000, an increase in interest income of $43,000, partially offset by a decrease in other income of $301,000 and an increase in income tax expense of $400,000. The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The increase in interest income is related to our short-term investments described in footnote 1 (Summary of Significant Accounting Policies). The decrease in other income is due to minimal income in 2022 versus a gain on insurance proceeds in the 2021, as described in footnote 13 (Other Income). The increase in our income tax expense is due to the increase in income before income tax.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (1.579% at June 30, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2022.

Sources and Uses of Cash

During the six months ended June 30, 2022 and 2021, we had net cash flows from operating activities of $7,340,000 and $9,203,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2022, we have repurchased 2.2 million shares of our Class A Common Stock for $57.4 million. During the three and six months ended June 30, 2022, we did not repurchase any shares related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the current economic environment including interest rates, inflation and ongoing global turmoil we currently have no directions issued for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2022 were $3,563,000 ($1,455,000 in 2021). We anticipate capital expenditures in 2022 to be approximately $5.5 million to $6.0 million, which we expect to finance through funds generated from operations.

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

On June 6, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share on its Classes A and B Common Stock. This dividend, totaling approximately $1,200,000, was paid to our transfer agent on June 29, 2022. The dividend was paid by our transfer agent on July 1, 2022 to shareholders of record on June 13, 2022.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2022.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
April 1 - April 30, 2022	—	$—	—	$18,350,169
May 1 - May 31, 2022	—	$—	—	$18,350,169
June 1 - June 30, 2022	—	$—	—	$18,350,169
Total	—	$—	—	$18,350,169

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

SAGA COMMUNICATIONS, INC.

Date: August 9, 2022	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2022	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)