Form 10-Q
period 2022-09-30
SAGA COMMUNICATIONS INC
filed 2022-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of November 5, 2022 was 6,052,569.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,226	$54,760
Short-term investments	10,061	—
Accounts receivable, net	16,503	16,269
Prepaid expenses and other current assets	3,175	2,449
Barter transactions	1,224	971
Total current assets	79,189	74,449
Property and equipment	147,799	144,719
Less accumulated depreciation	93,594	91,375
Net property and equipment	54,205	53,344
Other assets:
Broadcast licenses, net	90,307	90,277
Goodwill	19,236	19,209
Other intangibles, right of use assets, deferred costs and investments, net	8,488	10,653
Total assets	$251,425	$247,932

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,501	$2,347
Accrued payroll and payroll taxes	9,061	6,202
Dividend payable	13,618	3,988
Other accrued expenses	5,744	5,758
Barter transactions	1,130	901
Total current liabilities	32,054	19,196
Deferred income taxes	25,762	24,802
Other liabilities	5,596	7,015
Total liabilities	63,412	51,013
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	77	77
Additional paid-in capital	71,532	70,035
Retained earnings	153,373	164,246
Treasury stock	(36,969)	(37,439)
Total stockholders’ equity	188,013	196,919
Total liabilities and stockholders' equity	$251,425	$247,932

Note: The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,980	$28,845	$84,768	$79,192
Station operating expenses	22,295	21,690	64,649	61,630
Corporate general and administrative	6,667	2,538	11,970	7,470
Other operating (income) expense, net	(37)	(2)	3	(25)
Operating income	1,055	4,619	8,146	10,117
Interest expense	32	73	96	218
Interest income	(134)	(4)	(187)	(14)
Other income	(34)	(279)	(36)	(582)
Income before income tax expense	1,191	4,829	8,273	10,495
Income tax expense	1,295	1,375	3,350	3,030
Net income (loss)	$(104)	$3,454	$4,923	$7,465

Earnings (loss) per share:
Basic	$(0.01)	$0.58	$0.82	$1.25
Diluted	$(0.01)	$0.58	$0.82	$1.25

Weighted average common shares	5,961	5,917	5,977	5,916
Weighted average common and common equivalent shares	5,961	5,917	5,977	5,916

Dividends declared per share	$2.25	$0.16	$2.61	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2022 and 2021

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income, three months ended March 31, 2021	—	—	—	—	—	758	—	758
Compensation expense related to restricted stock awards	—	—	—	—	343	—	—	343
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at March 31, 2021	6,785	$68	938	$9	$69,043	$159,748	$(37,004)	$191,864
Net income, three months ended June 30, 2021	—	—	—	—	—	3,253	—	3,253
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	357	—	—	357
Balance at June 30, 2021	6,785	$68	938	$9	$69,400	$162,045	$(37,004)	$194,518
Net income, three months ended September 30, 2021	—	—	—	—	—	3,454	—	3,454
Dividends declared per common share	—	—	—	—	—	(956)	—	(956)
Compensation expense related to restricted stock awards	—	—	—	—	348	—	—	348
Balance at September 30, 2021	6,785	$68	938	$9	$69,748	$164,543	$(37,004)	$197,364

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(unaudited) (In thousands)

Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income, three months ended March 31, 2022	—	—	—	—	—	1,204	—	1,204
Dividends declared per common share	—	—	—	—	—	(968)	—	(968)
Compensation expense related to restricted stock awards	—	—	—	—	339	—	—	339
401(k) plan contribution	—	—	—	—	(229)	—	477	248
Balance at March 31, 2022	6,835	$68	965	$9	$70,145	$164,482	$(36,962)	$197,742
Net income, three months ended June 30, 2022	—	—	—	—	—	3,823	—	3,823
Dividends declared per common share	—	—	—	—	—	(1,210)	—	(1,210)
Compensation expense related to restricted stock awards	—	—	—	—	338	—	—	338
Balance at June 30, 2022	6,835	$68	965	$9	$70,483	$167,095	$(36,962)	$200,693
Net loss, three months ended September 30, 2022	—	—	—	—	—	(104)	—	(104)
Conversion of shares from Class B to Class A	965	9	(965)	(9)	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(13,618)	—	(13,618)
Compensation expense related to restricted stock awards	—	—	—	—	1,049	—	—	1,049
Purchase of shares held in treasury	—	—	—	—	—	—	(7)	(7)
Balance at September 30, 2022	7,800	$77	—	$—	$71,532	$153,373	$(36,969)	$188,013

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$14,362	$13,905
Cash flows from investing activities:
Purchase of Short-term investments	(14,000)	—
Redemption of Short-term investments	4,000	—
Acquisition of property and equipment	(4,731)	(2,687)
Acquisition of broadcast properties	(57)	(150)
Proceeds from sale and disposal of assets	66	138
Proceeds from insurance claims	—	567
Other investing activities	—	11
Net cash used in investing activities	(14,722)	(2,121)
Cash flows from financing activities:
Cash dividends paid	(6,167)	(956)
Purchase of treasury shares	(7)	—
Net cash used in financing activities	(6,174)	(956)
Net increase (decrease) in cash and cash equivalents	(6,534)	10,828
Cash and cash equivalents, beginning of period	54,760	51,353
Cash and cash equivalents, end of period	$48,226	$62,181

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. Results of operations for three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

We own or operate broadcast properties in 27 markets, including 79 FM and 35 AM radio stations and 80 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2021.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2022, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net (loss) income	$(104)	$3,454	$4,923	$7,465
Less: Income allocated to unvested participating securities	(1)	37	37	80
Net income available to common stockholders	$(103)	$3,417	$4,886	$7,385

Denominator:
Denominator for basic earnings per share — weighted average shares	5,961	5,917	5,977	5,916
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,961	5,917	5,977	5,916

Earnings (loss) per share:
Basic	$(0.01)	$0.58	$0.82	$1.25
Diluted	$(0.01)	$0.58	$0.82	$1.25

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended September 30, 2022 and 2021, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2022, we have recorded $10.1 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from November 2022 to June 2023. We had no marketable securities at December 31, 2021.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2022.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We have included in our calculation of our allowance for doubtful accounts, the potential impact of the COVID-19 pandemic on our customers’ businesses and their ability to pay their accounts receivable. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $392,000 and $469,000 at September 30, 2022 and December 31, 2021, respectively.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount and permanent differences related to the compensation of our CEO. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$25,500	$24,970	$72,523	$69,921
Digital Advertising Revenue	2,142	1,984	6,124	4,620
Other Revenue	2,338	1,891	6,121	4,651
Net Revenue	$29,980	$28,845	$84,768	$79,192

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the nine months ended September 30, 2022. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

Our founder, Chairman, President and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on Class B Common Stock generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of stockholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law.

Mr. Christian’s passing and the resultant transfer of his Class B shares into an estate planning trust resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A share. We no longer have any shares of Class B Common Stock issued or outstanding.

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

Voting Rights.  Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote. Prior to Mr. Christian’s passing, each share of Class B Common Stock was entitled to ten votes, except (i) in the election for directors, (ii) with respect to any “going private” transaction between the Company and the principal stockholder, and (iii) as otherwise provided by law.

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of eight members at December 31, 2021. Currently, our Board of Directors consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

Liquidation Rights.  Upon our liquidation, dissolution, or winding-up, the holders of Class A Common Stock are entitled to share ratably in accordance with the number of shares held in all assets available for distribution after payment in full of creditors.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2022:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2021	6,785	938
Conversion of shares	12	(12)
Issuance of restricted stock	38	39
Balance, December 31, 2021	6,835	965
Conversion of shares from Class B to Class A	965	(965)
Balance, September 30, 2022	7,800	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2022, we have remaining authorization of $18.4 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we have halted the directions for any additional buybacks under our plan. During the three and nine months ended September 30, 2022, we repurchased 273 shares for approximately $7,000 for payment of withholding taxes related to the vesting of restricted stock. During the three and nine months ended September 30, 2021, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2022, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.1 million and $6.1 million at September 30, 2022 and December 31, 2021 respectively. Lease liabilities were $5.4 million and $6.4 million at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, we recorded additional ROU assets under operating leases of $445,000. Payments on lease liabilities during the three and nine months ended September 30, 2022 and 2021 totaled $466,000, $1,372,000, $451,000, and $1,335,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2022 and 2021, our total lease expense was $450,000, $1,343,000, $443,000 and $1,325,000, respectively. Short-term lease costs are de minimis in nature.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2022 (in thousands):

Years Ending December 31,
2022 (a)	$423
2023	1,613
2024	1,299
2025	894
2026	652
Thereafter	1,369
Total lease payments (b)	6,250
Less: Interest (c)	856
Present value of lease liabilities (d)	$5,394

(a)	Remaining payments are for the three-months ending December 31, 2022
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2022.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 4.3%, respectively, at September 30, 2022.

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

An income tax expense of $1,295,000 was recorded for the three months ended September 30, 2022 compared to $1,375,000 for the three months ended September 30, 2021. The effective tax rate was approximately 108.7% for the three months ended September 30, 2022 compared to 28.5% for the three months ended September 30, 2021. An income tax expense of $3,350,000 was recorded for the nine months ended September 30, 2022 compared to $3,030,000 for the nine months ended September 30, 2021. The effective tax rate was approximately 40.5% for the nine months ended September 30, 2022 compared to 28.9% for the nine months ended September 30, 2021. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The current quarter tax rate was impacted by $3.8 million in expenses related to the compensation of our CEO upon his death, in accordance with his employment agreement, that are permanent differences between our book and taxable income.

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

The number of shares of Common Stock that may be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, or 990,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock may be issued pursuant to incentive stock options and 370,000 shares of Class A Common Stock may be issuable upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock may be granted to any employee or director under the Second Restated 2005 Plan. Upon the passing of Mr. Christian, we no longer have any holders of Class B Common Stock, as those awards denominated in Class B Common Stock were only able to be granted to Mr. Christian. Stock options granted under the Second Restated 2005 Plan may be for terms not exceeding ten (10) years from the date of grant and may not be exercised at a price which is less than 100% of the fair market value of shares at the date of grant.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and nine months ended September 30, 2022 and 2021, respectively.

There were no stock options granted during 2022 or 2021 and there were no stock options outstanding as of September 30, 2022. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three and nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2022	100,609	$24.85
Vested	55,582	25.21
Forfeited	—	—
Non-vested and outstanding at September 30, 2022	45,027	$24.40

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2022 and 2021, we had $1,049,000, $1,726,000, $348,000 and $1,048,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The increase in the expense for the three and nine months ended September 30, 2022 is due to the immediate vesting of Mr. Christian’s restricted stock upon his death per his employment agreement of approximately $700,000. The associated tax benefit recognized for the three and nine months ended September 30, 2022 and 2021 was $41,000, $115,000, $30,000 and $94,000, respectively.

10. Long-Term Debt

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amounts on our Revolving Credit Facility and as such, have no debt outstanding at September 30, 2022.

On August 18, 2015, we entered into a credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR in the event LIBOR is no longer available. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million. We are currently working on extending our credit agreement with similar terms and conditions as the existing facility.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (3.065% at September 30, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative benchmark to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2022.

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

12. Dividends

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022 and is recorded in dividends payables in our Condensed Consolidated Balance Sheet at September 30, 2022.

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

On June 18, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share on its Classes A and B Common Stock. This dividend, totaling approximately $960,000, was paid on July 16, 2021 to shareholders of record on June 30, 2021.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Related Party Transactions

Payments Under the Principal Stockholder Employment Agreement

As previously disclosed Mr. Christian passed away on August 19, 2022. As a result of his passing the Company is required to make several payments to his estate as outlined in his employment agreement, as described in our annual report on Form 10-K for the year ended December 31, 2021. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we have accrued all necessary expenses as of September 30, 2022. As a result of our contractual obligations under the Mr. Christian’s agreement, Mr. Christian’s estate is the beneficiary of a gross amount of approximately $6.0 million in cash, common stock and a life insurance policy of which $3.9 million was recorded upon his passing in the third quarter of 2022, and $2.1 million had been accrued for in previous periods. The estate was the beneficiary of a lump-sum payment of his current base salary plus accrued unused vacation time totaling $2.1 million which was paid in October 2022. Mr. Christian’s estate will also be provided with a prorated bonus that Mr. Christian earned of approximately $700,000 to be paid in March 2023. Mr. Christian had approximately $65,000 withheld as deferred compensation that will be paid to the estate in January 2023. Additionally, under the agreement, any award previously granted under the Company’s 2005 Incentive Compensation Plan were immediately vested and provided to the estate. At the date of Mr. Christian’s passing, he had approximately 55,000 shares of unvested restricted stock that immediately vested at a price of $24.80 for a total of $1.4 million in common stock received by the estate. Mr. Christian’s spouse is now the beneficiary of the Split Dollar life insurance policy that has a cash surrender value of approximately $975,000. Lastly, under the agreement, the Company shall continue to pay for the healthcare coverage and life insurance premiums for Mr. Christian’s spouse for ten years which totals approximately $800,000.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the war in Ukraine, the effects of the ongoing COVID-19 pandemic, inflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2021 or in this Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

COVID-19 Impact and Response

As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic’s impact to the Company, including our financial position, liquidity, results of operations and cash flows, while managing our response to the impacts and developments relating to the pandemic through collaboration with employees, customers, government authorities, health officials and other business partners. Please see Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding the current and potential impact of health epidemics, including the COVID-19 pandemic, on the Company.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2022 and 2021, approximately 90% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 38%, 40%, 39% and 40%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	10%	10%	10%	10%
Des Moines, Iowa	5%	6%	6%	7%
Milwaukee, Wisconsin	12%	11%	11%	11%
Norfolk, Virginia	6%	7%	6%	6%
Portland, Maine	5%	6%	6%	6%

During the nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, the radio stations in our five largest markets, when combined, represented approximately 44%, 43%, 43% and 52%, respectively, of our consolidated station operating income. We note that the percentage of consolidated station operating income at December 31, 2020 is higher than what would normally be expected due to the impact of the COVID-19 pandemic on our markets. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2022	2021	2021	2020
Market:
Columbus, Ohio	13%	13%	12%	16%
Des Moines, Iowa	4%	4%	5%	7%
Milwaukee, Wisconsin	15%	12%	12%	15%
Norfolk, Virginia	7%	7%	7%	6%
Portland, Maine	5%	7%	7%	8%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2022	2021	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$29,980	$28,845	$1,135	3.9%
Station operating expenses	22,295	21,690	605	2.8%
Corporate general and administrative	6,667	2,538	4,129	162.7%
Other operating (income) expense, net	(37)	(2)	(35)	N/M
Operating income	1,055	4,619	(3,564)	(77.2)%
Interest expense	32	73	(41)	(56.2)%
Interest income	(134)	(4)	(130)	N/M
Other income	(34)	(279)	245	N/M
Income before income tax expense	1,191	4,829	(3,638)	(75.3)%
Income tax expense	1,295	1,375	(80)	(5.8)%
Net (loss) income	$(104)	$3,454	$(3,558)	(103.0)%
Earnings per share (diluted)	$(0.01)	$0.58	$(0.59)	(101.7)%

N/M =      Not Meaningful

For the three months ended September 30, 2022, consolidated net operating revenue was $29,980,000 compared with $28,845,000 for the three months ended September 30, 2021, an increase of $1,135,000 or 3.9%. We had increases in gross political revenue of $602,000, non-spot gross revenue of $381,000, gross local revenue of $160,000 and gross interactive revenue of $156,000, partially offset by an increase in agency commissions of $170,000, from the third quarter of 2021. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in non-spot gross revenue is primarily due to us hosting events again in 2022, whereas the number of events that were held in the third quarter of 2021 due to the COVID-19 pandemic was relatively very few. The markets with the most significant increases in the third quarter in non-spot events were Des Moines, Iowa; Milwaukee, Wisconsin; Portland, Maine; and Yankton, South Dakota. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The most significant increases in gross local revenue and agency commissions occurred in our Charleston, South Carolina; Ithaca, New York; and Ocala, Florida markets.

Station operating expense was $22,295,000 for the three months ended September 30, 2022, compared with $21,690,000 for the three months ended September 30, 2021, an increase of $605,000 or 2.8%. The increase in operating expense was primarily a result of increases in compensation-related expense, sales rating survey expenses, and commission expense, of $318,000, $293,000, and $214,000, respectively, partially offset by a decrease in healthcare costs of $303,000, from the third quarter of 2021.

We had operating income for the three months ended September 30, 2022 of $1,055,000 compared to $4,619,000 for the three months ended September 30, 2021, a decrease of $3,564,000. The decrease was a result of the increase in net operating revenue partially offset by the increase in station operating expense, noted above, an increase in other operating (income) expense, net of $35,000, offset by an increase in corporate general and administrative expenses of $4,129,000. In the third quarter of 2022, we recorded a gain on the sale of fixed assets of $37,000 compared to a loss on the sale of fixed assets of $2,000 in the third quarter of 2022 in other operating (income) expense, net. The increase in corporate general and administrative expenses was primarily attributable to expenses under the employment agreement we had with our founder and CEO, Mr. Christian, upon his death of which $3.9 million was recorded in the third quarter, as well as an increase of $77,000 in FCC-related fees.

We generated a net loss of $104,000 ( ($0.01) per share on a fully diluted basis) during the three months ended September 30, 2022, compared to net income of $3,454,000 ($0.58 per share on a fully diluted basis) for the three months ended September 30, 2021, a decrease of $3,558,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest income of $130,000, partially offset by a decrease in interest expense of $41,000, a decrease in other income of $245,000 and a decrease in income tax expense of $80,000. The increase in interest income is related to our short-term investments described in footnote 1 (Summary of Significant Accounting Policies). The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The decrease in other income is due to the insurance gains received in 2021 versus. the minimal other income earned in 2022. The decrease in our income tax expense is due to the decrease in income before income tax and the permanent difference between book and taxable income related to the compensation paid to our founder and CEO as described above and in footnote 8 (Income Taxes).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2022	2021	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$84,768	$79,192	$5,576	7.0%
Station operating expenses	64,649	61,630	3,019	4.9%
Corporate general and administrative	11,970	7,470	4,500	60.2%
Other operating (income) expense, net	3	(25)	28	N/M
Operating income	8,146	10,117	(1,971)	(19.5)%
Interest expense	96	218	(122)	(56.0)%
Interest income	(187)	(14)	(173)	1,235.7%
Other income	(36)	(582)	546	N/M
Income before income tax expense	8,273	10,495	(2,222)	(21.2)%
Income tax expense	3,350	3,030	320	10.6%
Net (loss) income	$4,923	$7,465	$(2,542)	(34.1)%
Earnings per share (diluted)	$0.82	$1.25	$(0.43)	(34.4)%

N/M =  Not Meaningful

For the nine months ended September 30, 2022, consolidated net operating revenue was $84,768,000 compared with $79,192,000 for the nine months ended September 30, 2021, an increase of $5,576,000 or 7.0%. We had increases in gross local revenue of $2,512,000, gross interactive revenue of $1,502,000, non-spot gross revenue of $1,352,000, gross political revenue of $873,000, and barter revenue of $271,000 partially offset by a decrease in gross national revenue of $658,000, and an increase in agency commissions of $393,000 for the comparable period of 2021. The most significant increases in gross local revenue and agency commissions occurred in our Charleston, South Carolina; Ithaca, New York; Manchester, New Hampshire; Milwaukee, Wisconsin; and Portland, Maine markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue is primarily due to us hosting events again in 2022, whereas the number of events that were held in 2021 due to the COVID-19 pandemic was relatively very few. The markets with the most significant increases in 2022 in non-spot events were Clarksville, Tennessee; Des Moines, Iowa; Hilton Head, South Carolina; Jonesboro, Arkansas; Milwaukee, Wisconsin; Portland, Maine and Yankton, South Dakota. The gross political revenue increased due to an increase in the number of national, state and local elections. The decrease in gross national revenue was attributable to decreases at the majority of markets due to the focus on local market advertisers offset by increases at our Columbus, Ohio; Manchester, New Hampshire; and Milwaukee, Wisconsin markets.

Station operating expense was $64,649,0000 for the nine months ended September 30, 2022, compared with $61,630,000 for the nine months ended September 30, 2021, an increase of $3,019,000 or 4.9%. The increase in operating expense was primarily the result of increases in sales survey expenses, commission expenses, compensation related expenses, barter expenses, bad debt expenses, and music licensing fees of $1,111,000, $617,000, $449,000, $312,000, $297,000 and $219,000, respectively, for the comparable period of 2021.

We had operating income for the nine months ended September 30, 2022 of $8,146,000 compared to $10,117,000 for the nine months ended September 30, 2021, a decrease of $1,971,000. The decrease was a result of the increase in net operating revenue, partially offset by an increase in station operating expense, as noted above, offset by an increase in corporate general and administrative expenses of $4,500,000 and an increase in other operating (income) expense of $28,000. The increase in corporate general and administrative expenses was primarily attributable to expenses under the employment agreement we had with our founder and CEO, Mr. Christian upon his death of which $3.9 million was recorded in the third quarter. In addition, we had an increase in other compensation-related expenses (besides those related to our founder), legal expenses, transportation related costs and FCC-related fees of $290,000, $167,000, $115,000, and $77,000, respectively, from 2021. For our other operating (income) expense, net in 2022 we recorded a loss on the sale of fixed assets of $3,000 compared to a gain on the sale of fixed assets of $25,000 in 2021.

We generated net income of $4,923,000 ($0.82 per share on a fully diluted basis) during the nine months ended September 30, 2022, compared to $7,465,000 ($1.25 per share on a fully diluted basis) for the nine months ended September 30, 2021, a decrease of $2,542,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest income of $173,000 and an increase in income tax expense of $320,000, partially offset by a decrease in interest expense of $122,000, and a decrease in other income of $546,000. The increase in interest income is related to our short-term investments described in footnote 1 (Summary of Significant Accounting Policies). The increase in our income tax expense is due to the permanent difference between book and taxable income related to the compensation paid to our founder and CEO as described above and in footnote 8 (Income Taxes). The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The decrease in other income is due to the insurance gains received in 2021 versus. the minimal other income earned in 2022.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”) pursuant to a credit agreement of even date (the “Credit Agreement”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. This amendment also included an alternative benchmark rate as a replacement to LIBOR in the event LIBOR is no longer available. On November 2, 2021, we elected to further reduce our Revolving Credit Facility to $50 million. We are currently working on extending our credit agreement with similar terms and conditions as the existing facility.We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to LIBOR (3.065% at September 30, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over LIBOR and the base rate vary from time to time, depending upon our financial leverage. As previously noted, the May 11, 2020 amendment to the Credit Facility includes an alternative to LIBOR in the event LIBOR is no longer available. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. We also pay quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2022.

Sources and Uses of Cash

During the nine months ended September 30, 2022 and 2021, we had net cash flows from operating activities of $14,362,000 and $13,905,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2022, we have repurchased 2.2 million shares of our Class A Common Stock for $57.4 million. During the three and nine months ended September 30, 2022, we repurchased 273 shares for approximately $7,000 related to the Buy-Back Program. Given the unprecedented uncertainty surrounding the current economic environment including interest rates, inflation and ongoing global turmoil we currently have no directions issued for any additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2022 were $4,731,000 (versus $2,687,000 in 2021). We anticipate capital expenditures in 2022 to be approximately $5.5 million to $6.0 million, which we expect to finance through funds generated from operations.

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

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022 and is recorded in dividends payable in our Condensed Consolidated Balance Sheet at September 30, 2022.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

Except for the death of our founder, Chairman, President and CEO, Edward K. Christian, on August 19, 2022, as of the date of this report, there have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Radio Broadcasting Industry

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals. Although we have entered into employment and non-competition agreements with certain key personnel, including on-air personalities, we cannot be certain that such key personnel will remain with the Company. We can also give no assurance that all or any of these employees will remain with the Company or will retain their audiences. Many of our key employees are at-will employees and are therefore under no legal obligation to remain with the Company. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

Risks Related to the Ownership of Our Stock

The Company is No Longer Controlled by Our President, Chief Executive Officer and Chairman

As of March 4, 2022, Edward K. Christian, our President, Chief Executive Officer and Chairman, held approximately 66% of the combined voting power of our Common Stock (based on Class B Common Stock generally being entitled to ten votes per share, with certain exceptions, but not including options to acquire Class B Common Stock). As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of stockholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Upon Mr. Christian’s passing on August 19, 2022, his Class B shares were transferred into an estate planning trust and that transfer resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A Share. Those Class A Shares have the same voting rights as all other Class A Shares, and the estate has approximately 16% voting rights after the conversion of the shares from Class B Shares to Class A Shares. As a result of the change in control, the Company has entered into a period of significant transition and is potentially more vulnerable to activist investors or hostile takeover attempts. If the Company is unable to manage this transition effectively, it may have an adverse impact on the Company and its shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2022.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
July 1 - July 31, 2022	—	$—	—	$18,350,169
August 1 - August 31, 2022	273	$24.80	—	$18,343,398
September 1 - September 30, 2022	—	$—	—	$18,343,398
Total	273	$24.80	—	$18,343,398

(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SAGA COMMUNICATIONS, INC.

Date: November 9, 2022	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2022	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)