Form 10-K
period 2022-12-31
SAGA COMMUNICATIONS INC
filed 2023-03-16
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________ to_______________________________

Commission file number 1-11588

SAGA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	38-3042953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

73 Kercheval Avenue
Grosse Pointe Farms, Michigan	48236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(313) 886-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $.01 par value	SGA	NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Aggregate market value of the Class A Common Stock and the Class B Common Stock (assuming conversion thereof into Class A Common Stock) held by nonaffiliates of the registrant, computed on the basis of the closing price of the Class A Common Stock on June 30, 2022 on the NASDAQ: $125,073,852.

The number of shares of the registrant’s Class A Common Stock, $.01 par value outstanding as of March 3, 2023 was 6,123,529.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2022 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “estimates,” “plans,” “expects”, “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations, global, U.S. and local economic conditions, our ability to successfully integrate acquired stations, regulatory requirements, new technologies, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. As of February 28, 2023, we owned seventy-nine FM, thirty-four AM radio stations and eighty metro signals serving twenty-seven markets. Our principal executive offices are located at 73 Kercheval, Grosse Pointe Farms, Michigan 48236. We are a Florida corporation, reorganized in 2020. We were originally a Delaware corporation that was organized in 1986. During 2022, our founder and Chief Executive Officer (“CEO”), Edward K. Christian passed away. As of the date of his passing, Mr. Christian held approximately 65% of the combined voting power of the Company’s Common Stock. His passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. We were also required to make certain payments to his estate as outlined in his employment agreement.

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

Approximately $108,999,000 or 89% of our gross revenue for the year ended December 31, 2022 (approximately $102,367,000 or 89% in fiscal 2021 and approximately $86,562,000 or 84% in fiscal 2020) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2022 was approximately $13,657,000 or 11% of our gross revenue (approximately $13,138,000 or 11% in fiscal 2021 and approximately $16,361,000 or 16% in fiscal 2020). Gross national political revenue is included in these numbers.

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

As of December 31, 2022, we had approximately 585 full-time employees and 225 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

License Renewal.   Radio broadcasting licenses are granted for maximum terms of eight years, and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. Failure to renew a license could have a material adverse effect on the Company’s business. Radio station licenses generally expire along with the licenses of all other radio stations in a given state. The FCC accepts renewal applications for various groups of radio stations every two months. The last cycle having begun in June 2019, concluded for the Company’s stations in June 2022. All the Company’s renewal applications were routinely granted by the FCC. In January 2018 and again in February 2022, the FCC designated the renewal applications of radio stations (not the Company’s) for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion. Further, the FCC has revoked the licenses of broadcast stations that failed to pay regulatory fees. The Company is current in the payment of regulatory fees to the FCC.

The following table sets forth information about our radio stations, including the markets they serve, their format, and the FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	Hot Adult Contemporary	C2	December 1, 2027
WTMT	Asheville, NC	Classic Rock	C2	December 1, 2027
KISM	Bellingham, WA	Classic Rock	C	February 1, 2030
KAFE	Bellingham, WA	Adult Contemporary	C	February 1, 2030
WRSY	Brattleboro, VT	Adult Album Alternative	A	April 1, 2030
WKVT	Brattleboro, VT	Classic Hits	A	April 1, 2030
WQEL	Bucyrus, OH	Classic Rock	A	October 1, 2028
WLRW	Champaign, IL	Hot Adult Contemporary	B	December 1, 2028
WIXY	Champaign, IL	Country	B1	December 1, 2028
WREE	Champaign, IL	Classic Hits	B1	December 1, 2028
WYXY	Champaign, IL	Classic Country	B	December 1, 2028
WAVF	Charleston, SC	Adult Variety Hits	C	December 1, 2027
WCKN	Charleston, SC	Country	C1	December 1, 2027
WMXZ	Charleston, SC	Hot Adult Contemporary	C2	December 1, 2027
WXST	Charleston, SC	Urban Adult Contemporary	C1	December 1, 2027
WWWV	Charlottesville, VA	Classic Rock	B	October 1, 2027
WQMZ	Charlottesville, VA	Adult Contemporary	A	October 1, 2027
WCNR	Charlottesville, VA	Adult Album Alternative	A	October 1, 2027
WCVL	Charlottesville, VA	Country	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	Hot Adult Contemporary	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	Rock	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	Country	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	Classic Hits	A	August 1, 2028
WSNY	Columbus, OH	Adult Contemporary	B	October 1, 2028
WNNP	Columbus, OH	Classic Hits	A	October 1, 2028
WNND	Columbus, OH	Classic Hits	A	October 1, 2028
WVMX	Columbus, OH	Hot Adult Contemporary	A	October 1, 2028
WLVQ	Columbus, OH	Classic Rock	B	October 1, 2028
KSTZ	Des Moines, IA	Hot Adult Contemporary	C	February 1, 2029
KIOA	Des Moines, IA	Classic Hits	C1	February 1, 2029
KAZR	Des Moines, IA	Rock	C1	February 1, 2029
KOEZ	Des Moines, IA	Soft Adult Contemporary	C1	February 1, 2029
WHAI	Greenfield, MA	Adult Contemporary	A	April 1, 2030
WPVQ	Greenfield, MA	Country	A	April 1, 2030
WMQR	Harrisonburg, VA	Adult Contemporary	B1	October 1, 2027
WQPO	Harrisonburg, VA	Contemporary Hits	B	October 1, 2027
WSIG	Harrisonburg, VA	Classic Country	B1	October 1, 2027
WWRE	Harrisonburg, VA	Classic Hits	A	October 1, 2027
WOEZ	Hilton Head Island, SC	Soft Adult Contemporary	C3	December 1, 2027
WLHH	Hilton Head Island, SC	Adult Contemporary	C3	December 1, 2027
WVSC	Hilton Head Island, SC	Adult Variety Hits	C3	December 1, 2027
WYXL	Ithaca, NY	Adult Contemporary	B	June 1, 2030
WQNY	Ithaca, NY	Country	B	June 1, 2030
WIII	Ithaca, NY	Classic Rock	B	June 1, 2030
WFIZ	Ithaca, NY	Contemporary Hits	A	June 1, 2030

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
KEGI	Jonesboro, AR	Classic Rock	C2	June 1, 2028
KDXY	Jonesboro, AR	Country	C3	June 1, 2028
KJBX	Jonesboro, AR	Hot Adult Contemporary	C3	June 1, 2028
WKNE	Keene, NH	Hot Adult Contemporary	B	April 1, 2030
WSNI	Keene, NH	Adult Contemporary	A	April 1, 2030
WINQ	Keene, NH	Country	A	April 1, 2030
WZID	Manchester, NH	Adult Contemporary	B	April 1, 2030
WMLL	Manchester, NH	Classic Rock	A	April 1, 2030
WKLH	Milwaukee, WI	Classic Rock	B	December 1, 2028
WHQG	Milwaukee, WI	Rock	B	December 1, 2028
WRXS	Milwaukee, WI	Oldies	A	December 1, 2028
WJMR	Milwaukee, WI	Urban Adult Contemporary	A	December 1, 2028
KMIT	Mitchell, SD	Country	C1	April 1, 2029
KUQL	Mitchell, SD	Classic Hits	C1	April 1, 2029
WNOR	Norfolk, VA	Rock	B	October 1, 2027
WAFX	Norfolk, VA	Classic Rock	C	October 1, 2027
WOGK	Ocala, FL	Country	C0	February 1, 2028
WYND	Ocala, FL	Classic Rock	A	February 1, 2028
WNDD	Ocala, FL	Classic Rock	A	February 1, 2028
WNDN	Ocala, FL	Classic Rock	A	February 1, 2028
WRSI	Northampton, MA	Adult Album Alternative	A	April 1, 2030
WPOR	Portland, ME	Country	B	April 1, 2030
WCLZ	Portland, ME	Adult Album Alternative	B	April 1, 2030
WMGX	Portland, ME	Hot Adult Contemporary	B	April 1, 2030
WYNZ	Portland, ME	Classic Hits	B1	April 1, 2030
KICD	Spencer, IA	Country	C1	February 1, 2029
KMRR	Spencer, IA	Adult Contemporary	C3	February 1, 2029
WLZX	Springfield, MA	Rock	A	April 1, 2030
WAQY	Springfield, MA	Classic Rock	B	April 1, 2030
WYMG	Springfield, IL	Classic Rock	B	December 1, 2028
WLFZ	Springfield, IL	Country	B	December 1, 2028
WDBR	Springfield, IL	Contemporary Hits	B	December 1, 2028
WTAX	Springfield, IL	News/Talk	B1	December 1, 2028
WNAX	Yankton, SD	Country	C1	April 1, 2029

AM:
WISE	Asheville, NC	Sports/Talk	B	December 1, 2027
WYSE	Asheville, NC	Sports/Talk	D	December 1, 2027
KGMI	Bellingham, WA	News/Talk	B	February 1, 2030
KPUG	Bellingham, WA	Sports/Talk	B	February 1, 2030
KBAI	Bellingham, WA	Classic Hits	B	February 1, 2030
WINQ	Brattleboro, VT	Country	C	April 1, 2030
WBCO	Bucyrus, OH	Classic Country	D	October 1, 2028
WSPO	Charleston, SC	Gospel	B	December 1, 2027
WINA	Charlottesville, VA	News/Talk	B	October 1, 2027
WVAX	Charlottesville, VA	Sports/Talk	C	October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	Soft Adult Contemporary	D	August 1, 2028
WKFN	Clarksville, TN	Sports/Talk	D	August 1, 2028
WNZE	Clarksville, TN	News/Talk	C	August 1, 2028
KRNT	Des Moines, IA	Sports/Talk	B	February 1, 2029
KPSZ	Des Moines, IA	Christian	B	February 1, 2029

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
WHMQ	Greenfield, MA	News/Talk	C	April 1, 2030
WIZZ	Greenfield, MA	Oldies	D	April 1, 2030
WSVA	Harrisonburg, VA	News/Talk	B	October 1, 2027
WHBG	Harrisonburg, VA	Sports/Talk	D	October 1, 2027
WHCU	Ithaca, NY	News/Talk	B	June 1, 2030
WNYY	Ithaca, NY	Oldies	B	June 1, 2030
WKBK	Keene, NH	News/Talk	B	April 1, 2030
WZBK	Keene, NH	Classic Hits	D	April 1, 2030
WFEA	Manchester, NH	News/Talk	B	April 1, 2030
WJOI	Milwaukee, WI	Christian	C	December 1, 2028
WHMP	Northampton, MA	News/Talk	C	April 1, 2030
WGAN	Portland, ME	News/Talk	B	April 1, 2030
WZAN	Portland, ME	Classic Country	B	April 1, 2030
WBAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
WVAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
KICD	Spencer, IA	News/Talk	C	February 1, 2029
WLZX	Springfield, MA	Rock	D	April 1, 2030
WTAX	Springfield, IL	News/Talk	C	December 1, 2028
WNAX	Yankton, SD	News/Talk	B	April 1, 2029

(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WISE, KPSZ, KPUG, KGMI, KBAI, WNYY, WHCU, WINQ(AM) and WSVA operate with lower power at night than during daytime. WYSE, WBCO, WQEZ, WKFN, WHBG, WZBK and WLZX(AM) are “Class D” stations that operate daytime only or with greatly reduced power at night.

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

Under the rules, the number of radio stations one party may own in a local Nielsen Audio-rated radio market is determined by the number of full-power commercial and noncommercial educational (“NCE”) radio stations in the market as determined by Nielsen Audio and BIA Advisory Services, LLC d/b/a BIA/Kelsey. Radio markets that are not Nielsen Audio rated are determined by analysis of the broadcast coverage contours of the radio stations involved.

Under the Communications Act, and the FCC’s “Local Radio Ownership Rule,” we are permitted to own radio stations (without regard to the audience shares of the stations) based upon the number of full-power commercial and NCE radio stations in the relevant radio market as follows:

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

The FCC’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), modified the FCC’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. In FCC v. Prometheus Radio Project, 141 S. Ct. 1150 (2021), the U. S. Supreme Court reversed a decision of the Court of Appeals for the Third Circuit which had vacated the FCC’s 2017 order. The FCC is required by the Telecommunications Act of 1996 to review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” On December 12, 2018, the FCC adopted a Notice of Proposed Rulemaking (“NPRM”) to initiate the 2018 Quadrennial Review proceeding. On June 4, 2021, the FCC released a Public Notice seeking to refresh the record in the 2018 Quadrennial Review proceeding. That proceeding remains pending. On December 22, 2022, the FCC’s Media Bureau released a Public Notice commencing the 2022 Quadrennial Review of the FCC’s media ownership rules. Although they remain subject to the ongoing 2018 Quadrennial Review proceeding, the three rules currently in place and subject to the 2022 review are the Local Radio Ownership Rule and the Local Television Ownership Rule—which limit ownership by a single entity of broadcast radio or television stations in local markets respectively—and the Dual Network Rule, which effectively prohibits mergers among the “Big Four” broadcast television networks (ABC, CBS, Fox, and NBC). In the context of these three rules, as with prior reviews, the FCC is seeking information regarding the media marketplace, including ongoing trends or developments (e.g., consolidation, technological innovation, or the emergence of new video or audio options for consumers). The Company cannot predict whether the FCC will adopt new or revise existing media ownership rules.

New rules that could be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding. New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets. The Court and FCC proceedings are ongoing and we cannot predict what action, if any, the Court or the FCC may take to further modify its rules. Due to changes in local radio markets, the ownership of some of our radio stations, in the future, could exceed the current ownership limits imposed by the Local Radio Ownership Rule. Their current ownership structure is “grandfathered” by the FCC. Absent a waiver, it might not be possible to sell all of them as currently configured in “clusters” to a single purchaser. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

All commercial broadcasters are required to file a “biennial” ownership report, the next report due by December 1, 2023, describing the ownership of their stations as of October 1, 2023. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file (“OPIF”), or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than the Company.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of 2 towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “OPIF” referred to above) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting to the OPIF of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 20-1263, released October 26, 2020). The Consent Decree required Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary filed a report with the FCC on December 8, 2021, regarding its record of compliance with the political laws and the Company’s obligations under the Consent Decree terminated as of February 7, 2022. The FCC in 2020 revised its rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company’s subsidiaries, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community). The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. As announced in an NPRM released June 21, 2019 (MB Docket No. 19-177), the FCC is reviewing the EEO rules. In the NPRM, the FCC seeks comment on its track record on EEO enforcement, whether the agency should make improvements to EEO compliance and enforcement, and invites comment on its audit program. In a Further NPRM (MB Docket No. 98-204), released July 23, 2021, the FCC sought to refresh the existing record regarding the statutorily mandated collection of data on the FCC Form 395-B, as contemplated by the Act. This employment report form is intended to gather workforce composition data from broadcasters on an annual basis but the form and data have not been collected for many years. The filing of the form was suspended in 2001 in the wake of a decision by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacating certain aspects of the FCC's Equal Employment Opportunity (EEO) requirements. While the FCC in 2004 adopted revised regulations regarding the filing of Form 395-B and updated the form, the requirement that broadcasters once again submit the form to the FCC was suspended until issues were resolved regarding confidentiality of the employment data. To date, those issues remain unresolved, and the filing of Form 395-B remains suspended. The FCC is seeking “to refresh the record” regarding the collection of broadcaster workforce composition data and obtain further input on the legal, logistical, and technical issues surrounding FCC Form 395-B. On February 3, 2023, the FCC released a Public Notice, “Expanding Digital and Media Ownership Opportunities for Women and Minorities,”
announcing a symposium to explore the challenges as well as possible creative solutions to increasing ownership opportunities for women and people of color to achieve success and viewpoint diversity in all facets of media – TV, radio, cable, and streaming.The Company cannot predict whether, or if changes may be made as a result of these NPRMs and the symposium.

Time Brokerage Agreements.   As is common in the industry, we have previously entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”) which are sometimes termed “Local Marketing Agreements.” Such arrangements are an extension of the concept of agreements under which a licensee of a station sells (or “leases”) blocks of time on its station to an entity or entities which purchase the blocks of time and use the time to broadcast material the lessee has produced, or which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the financing, programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments.

The FCC’s rules provide that a station purchasing (brokering or leasing) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. Effective October 22, 2020, the FCC eliminated Title 47 C.F.R. § 73.3556, a rule that prohibited the duplication of programming on co-owned radio stations in the same market. A petition for reconsideration of that action as to FM duplication is pending. The Company cannot predict how the FCC may act on that petition.

The FCC has adopted rules that require the broadcast of a specific disclosure at the time of broadcast if material aired pursuant to a lease of time on a station has been sponsored, paid for, or furnished by a foreign governmental entity. Consistent with the Communications Act and the FCC’s sponsorship identification rules, the Company’s stations are required to disclose political programming or programming involving the discussion of a controversial issue if such programming is provided by a foreign governmental entity for free, or for nominal compensation, as an inducement to air. The rule requires the Company to exercise reasonable diligence (and obtain certifications from lessees) to ascertain whether the foreign sponsorship disclosure requirements apply at the time of the lease agreement and at any renewal thereof. A station must place in its OPIF on a quarterly basis certain information if the station broadcasts such foreign-sponsored programming. On October 6, 2022, the FCC released a Second NPRM, seeking comment on establishing a requirement that licensees require a lessee to use a specific certification form to disclose whether a lessee is or is not a foreign governmental entity and whether it knows of any entity or individual further back in the programming production or distribution chain that qualifies as a foreign governmental entity. If adopted, the proposed rules would require the Company to upload the certifications to the OPIF whether or not the lessee has a connection to a foreign government. The Company cannot predict whether such new rules will be adopted, and if so, the form they might take.

Other FCC Requirements.

Low Power FM Radio.   There exists a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of NCE FM stations with up to 100 watts ERP with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with a NCE format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. As required by the Local Community Radio Act of 2010, the FCC in 2012 modified its rules to maintain its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. By Report and Order, released April 23, 2020, the FCC modified the LPFM technical rules in four main ways: (1) expanding the permissible use of directional antennas; (2) expanding the definition of minor change applications for LPFM stations; (3) allowing LPFM stations to own FM boosters; and (4) permitting LPFM and Class D FM stations operating on the NCE FM reserved band (channels 201 to 220) to propose facilities short-spaced to television stations operating on channel 6 (TV6) with the consent of the potentially affected stations. The FCC also took other less significant actions affecting the LPFM service.

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

As part of the transition of television stations from analog to digital operations, the FCC sought comment in a 2014 NPRM on whether to allow low power television (“LPTV”) stations (so-called “Franken FM” or “FM6” radio stations) on digital television channel 6 to continue to operate these analog FM radio-type services on an ancillary or supplementary basis. On June 7, 2022 (MB Docket No. 03-185), the FCC released a Fifth NPRM seeking comment on whether FM6 operations serve the public interest and should be authorized to continue in any capacity. The FCC limited the scope of FM6 operations to only those LPTV channel 6 stations with "active" FM6 engineering special temporary authority on the release date of the Fifth NPRM. This could result in eliminating or authorizing FM6 stations. The Company cannot predict whether Franken FM stations will become licensed radio services.

As a broadcaster, the Company is required to comply with the FCC rules implementing the Emergency Alert System (“EAS”). The Company’s stations must transmit Presidential messages during national emergencies and may transmit local messages, such as severe weather alerts and AMBER (America’s Missing: Broadcast Emergency Response) alerts. On January 7, 2021, the FCC’s Enforcement Bureau issued an “Enforcement Advisory” which highlighted EAS participants’ obligations, identified measures to improve the EAS, and warned that failure to comply with the EAS rules may subject a violator to sanctions including, but not limited to, substantial monetary forfeitures. Our stations are required periodically to file with the FCC forms reporting on the results of EAS tests. In September, 2022, the FCC adopted new EAS requirements directing EAS participants to check whether certain types of alerts are available in common alerting protocol (“CAP”) format and, if so, to transmit the CAP version of the alert rather than the legacy-formatted version. The FCC also prescribed text that EAS participants must broadcast using plain language terms. In an NPRM adopted October 27, 2022, the FCC proposed to require EAS participants to report to the FCC compromises of EAS equipment, communications systems, and services. The FCC proposed to require EAS participants to annually certify to having a cybersecurity risk management plan in place and to employ sufficient security measures to ensure the confidentiality, integrity, and availability of their respective alerting systems.

Use of FM Boosters for Geo-Targeting. By NPRM released December 1, 2020, the FCC sought comment on whether to modify the FCC’s rules governing the operation of FM booster stations by FM radio broadcasters in certain limited circumstances. Through its NPRM, the FCC sought comment regarding changes to the booster station rules that could enable FM broadcasters to use FM booster stations to air “geo-targeted” content (e.g., news, weather, and advertisements) independent of the signals of the booster’s primary station within different portions of the primary station's protected service contour for a limited period of time during the broadcast hour. The FCC has solicited public comment on tests of the proposed system. The Company cannot predict whether the FCC will adopt the proposed rules, and if adopted, whether the Company would use FM booster stations in this manner. The Company currently has no FM booster stations.

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers and on portable receivers such as cell phones, in automobiles, and through so-called “smart speakers” like Amazon’s Alexa service. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. Due to interference generated by their electric motors, some manufacturers of all-electric vehicles do not market vehicles that can receive AM broadcasts over the air (although AM broadcasts can be heard over digital streaming services, such as Tunein Radio). To date, the Company has not perceived negative economic impact from DARS or Internet-streamed audio on the Company’s full-service stations and FM translators, possibly due, in part, to the possibility of confusion in the digital advertising market, but the Company cannot predict whether there will be future negative economic impact.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to four additional program streams over FM stations and one over AM stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 52 stations. On November 28, 2022, the FCC issued a Public Notice seeking comment on a petition for rulemaking requesting the Commission to adopt an updated formula to determine and increase FM digital sideband power levels for stations transmitting digital FM. On October 28, 2020, the FCC released a Report and Order, in which it adopted rules (effective January 4, 2021) to allow AM radio stations to broadcast an all-digital signal using the HD Radio in-band on-channel (IBOC) mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 Report and Order, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired were obligated to rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to concurrently sell or suspend operations of the FM translator. The FCC has adopted rules regarding FM translator interference (1) allowing FM translators to resolve interference issues by changing channels to any available same-band frequency using a minor modification application; (2) standardizing the information that must be compiled and submitted by a station claiming interference from an FM translator, including a required minimum number of listener complaints; (3) establishing interference complaint resolution procedures; and (4) establishing an outer contour limit (45 dBμ) for the affected station within which interference complaints will be considered actionable while providing for a process to waive that limit in special circumstances. Because FM translators are “secondary services,” they could be displaced by full power stations.

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

Changes to Application and Assignment Procedures.    FCC rules  give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modified the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC sought comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC changes its rules as proposed. In 2018, the FCC issued a Notice of Inquiry on whether to issue an NPRM that could lead to creation of a new Class C4 FM station that would allow use of power of up to 12 kW ERP, but the matter remains pending before the FCC.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights organizations (“PRO”) (e.g. Broadcast Music, Inc., American Society of Composers, Authors and Publishers SESAC, LLC, and Global Music Rights LLC), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. (Other PROs could be formed, which could increase the royalties we pay.) Periodically, bills have been introduced in Congress, that if passed, would have required the Company to pay additional fees to an organization called MusicFirst which would distribute the money to other entities. Efforts continue by certain organizations to persuade Congress to enact a law that would require such payments. Periodically, bills have been introduced in Congress that, if adopted, would require the Company to pay additional fees to one or more organizations that would distribute the money to performers or other entities. The American Music Fairness Act was introduced on February 2, 2023, in both the Senate and House of Representatives (118th Congress). (A similar Bill died in the 117th Congress.) The Act would require radio stations to have an additional license to publicly perform certain sound recordings. The Copyright Royalty Board would periodically determine the royalty rates for such a license. Terrestrial broadcast stations, and the owners of such stations, that fall below certain revenue thresholds would pay certain flat fees, instead of the board-established rate, for a license.

In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlined how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective to administer the blanket license, and makes various improvements to royalty rate proceedings. This law could impose an additional financial burden on the Company, but the extent of the burden depends on how the fee payment requirement is structured.

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

Information About Our Executive Officers

Our current executive officers are:

Name	Age	Position

Christopher S. Forgy	62	President, Chief Executive Officer; Director
Samuel D. Bush	65	Senior Vice President, Treasurer and Chief Financial Officer
Marcia K. Lobaito	74	Corporate Secretary
Catherine A. Bobinski	63	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Wayne Leland	58	Senior Vice President of Operations

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Forgy has been President and Chief Executive Officer since December 2022. He was previously our Senior Vice President of Operations from May 2018 until his appointment to President and Chief Executice Officer. He was President/General Manager of our Columbus, Ohio market from 2010 to 2018 and was Director of Sales of our Columbus, Ohio market from 1995 to 2006. He has been with Saga for over 20 years..

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

Mr. Leland was promoted to Senior Vice President of Operations effective January 2023. He was President/General Manager of our Norfolk, Virginia market from 2011 to 2022. He has been with Saga for 11 years and has been in the broadcasting industry since 1986.

Item 1A. Risk Factors

The more prominent risks and uncertainties inherent in our business are described in more detail below. However, these are not the only risks and uncertainties we face. Our business may also face additional risks and uncertainties that are unknown to us at this time.

General Risks Related to the Economy

Continued Uncertain Financial and Economic Conditions, including Inflation, may have an Adverse Impact on our Business, Results of Operations or Financial Condition

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions, including prolonged or increased inflationary developments, could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers' businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including our access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Our Business and Operations Could be Adversley Affected by Health Epidemics, such as the COVID-19 Pandemic, Impacting the Markets and Communities in which we and our Partners, Advertisers, and Users Operate

We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The COVID-19 pandemic negatively impacted the economy, disrupted consumer spending and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic may continue to have an adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic, or other health epidemics, pandemics and similar outbreaks in the future, on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous factors that we may not be able to accurately predict or assess, including the negative impact on the economy and economic activity, changes in advertising customers and consumer behavior, short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to such outbreaks, and any resulting macroeconomic conditions; and how quickly economies recover after such outbreaks or pandemics subside.

The effects of COVID-19, or other health epidemics, pandemics and similar outbreaks in the future, may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent pandemics or outbreaks adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein.

The Success of Our Business is Dependent Upon Advertising Revenues, which are Seasonal and Cyclical, and also Fluctuate as a Result of a Number of Factors, Some of Which are Beyond Our Control.

Our primary source of revenue is the sale of advertising. Our ability to sell advertising depends, among other things, on:

●	economic conditions in the areas where our stations are located and in the nation as a whole;
●	national and local demand for radio and digital advertising;
●	the popularity of our programming;
●	changes in the population demographics in the areas where our stations are located;
●	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;
●	the capability and effectiveness of our sales organization;
●	our competitors' activities, including increased competition from other advertising-based mediums;
●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and
●	other factors beyond our control.

Our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups.

We Depend on Key Stations

Historically our top five markets when combined represented 38%, 39%, and 40% of our net operating revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

Local, National and Global Economic Conditions May Affect our Advertising Revenue

Our financial results are dependent primarily on our ability to generate advertising revenue through rates charged to advertisers. The advertising rates a station is able to charge are affected by many factors, including the general strength of the local and national economies. Generally, advertising declines during periods of economic recession or downturns in the economy. Our revenue has been and is likely to be adversely affected during such periods, whether they occur on a global level, national level or in the geographic markets in which we operate. During such periods we may also be required to reduce our advertising rates in order to attract available advertisers. Such a decline in advertising rates could also have a material adverse effect on our revenue, results of operations and financial condition.

The ongoing supply chain and labor shortage issues could result in an adverse impact on our business due to our customer’s reduction in advertising spending as their businesses are negatively impacted by low inventories, product delays, and labor shortages resulting in reduced revenue.

The Russian invasion of Ukraine has created not only great devastation but also a worldwide instability that could impact economies across the globe. While direct impacts to our business are limited, the indirect impacts to our customers could impact demand for advertising and other indirect impacts could arise. In addition, the impact of other current macro-economic factors on our business, including inflation, supply chain constraints and geopolitical events, is uncertain.

Risks Related to Our Financing

We May Have Substantial Indebtedness and Debt Service Requirements

While we currently have no debt outstanding at December 31, 2022 we have previously borrowed and may borrow to finance acquisitions and for other corporate purposes. If we borrow in the future, our leverage could make us vulnerable to an increase in interest rates, particularly related to the Secured Overnight Financing Rate (“SOFR”) as outlined in our new credit facility amendment, a downturn in our operating performance, or a decline in general economic conditions. Our credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of December 19, 2027. We believe that cash flows from operations will be sufficient to meet any debt service requirements for interest and scheduled payments of principal under the credit facility in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

Variable-Rate Indebtedness Exposes us to Interest Rate Risk, which could Cause Our Debt Service Obligations to Increase Significantly.

Certain of our secured indebtedness, including borrowings under our existing credit facility, is or is expected to be, as applicable, subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facility remained the same. As of December 31, 2022, we had no outstanding variable-rate debt. However, if and to the extent we borrow in the future, an unfavorable movement in interest rates, primarily SOFR, could result in higher interest expense and cash payments for us. Although we may enter into interest rate hedges, involving the partial or full (i) exchange of floating for fixed-rate interest payments or (ii) obtaining an interest rate cap, to reduce interest rate volatility, we cannot provide assurance that we will enter into such arrangements or that they will successfully mitigate such interest rate volatility. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018.

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

Risks Related to the Radio Broadcasting Industry

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast radio (as applicable), cable television and/or radio, satellite television and/or satellite radio systems, newspapers, magazines, direct mail, the Internet, coupons and billboard advertising. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, or if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Christopher S. Forgy, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Forgy, which terminate on December 7, 2025, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

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

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2022, our FCC broadcasting licenses represented 38% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K. On January 24, 2020, the President signed into law the “PIRATE” Act which authorizes the FCC to fine illegal broadcasters up to $2 million. The current administration has included funding for PIRATE enforcement in the FCC’s budget for the current fiscal year.

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

New Federal Regulations or Fees Could Affect our Broadcasting Operations

There has been proposed legislation in the past and there could be again in the future that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum or a royalty fee to record labels and performing artists for use of their recorded music. Currently, we pay royalties to song composers, publishers, and performers indirectly through third parties. Any proposed legislation that becomes law could add an additional layer of royalties to be paid directly to the record labels and artists. These proposed royalties have been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It is currently unknown what impact any potential required royalty payments would have on our results of operations, cash flows or financial position.

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The FCC has expanded the scope of items considered indecent to include material that coud be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. The maximum forfeiture penalty (after 2022 annual inflation adjustment) for an indecency violation is $479,945 per incident and $4,430,255 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

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

Risks Related to the Ownership of Our Stock

The Company is No Longer Controlled by our President, Chief Executive Officer and Chairman

Edward K. Christian, our founder and former President, Chief Executive Officer and Chairman, passed away on August 19, 2022. Mr. Christian held approximately 65% of the combined voting power of our Common Stock (based on Class B Common Stock generally being entitled to ten votes per share, with certain exceptions, but not including options to acquire Class B Common Stock). As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Upon Mr. Christian’s passing on August 19, 2022, his Class B shares were transferred into an estate planning trust and that transfer resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A Share. Those Class A Shares have the same voting rights as all other Class A Shares, and the estate has approximately 16% voting rights after the conversion of the shares from Class B Shares to Class A Shares. As a result of the change in voting control, the Company has entered into a period of significant transition and is potentially more vulnerable to activist investors or hostile takeover attempts. If the Company is unable to manage this transition effectively, it may have an adverse impact on the Company and its shareholders.

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

We are a Smaller Reporting Company and Intend to Avail Ourselves of Certain Reduced Disclosure Requirements Applicable to Smaller Reporting Companies, which could make our Common Stock Less Attractive to Investors.

We are a smaller reporting company, as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of certain of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more.

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

As of December 31, 2022, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 1.9 years to 5.8 years. We own or lease our transmitter and antenna sites, with lease terms that expire in less than 1 year to 68 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA.

The closing price for our Class A Common Stock on March 3, 2023 as reported by the NASDAQ was $24.05. As of March 3, 2023, there were approximately 174 holders of record of our Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

During 2022, our Board of Directors declared four quarterly cash dividends and two special dividends totaling $4.86 per share on our Classes A and B shares. These dividends totaling approximately $29.6 million were accrued or paid during 2022. In December 2022, the Board of Directors adopted a new variable dividend policy for the allocation of cash flows aligned with the Company’s goals of maintaining a strong balance sheet, increasing cash returns to shareholders, and continuing to grow the Company through strategic acquisitions. Under the new policy, in addition to any quarterly and special dividends paid, the Company will declare an additional dividend in the second quarter of each year of 70% of the preceding year’s annual Free Cash Flow, as reported in the Company’s fourth quarter earnings release, net of acquisitions, special and quarterly dividends, debt paydowns and debt issuance costs, and stock buybacks. See Note 1 of the financial statements for specific details on the dividends.

During 2021, our Board of Directors declared three quarterly cash dividends and a special dividend totaling $0.98 per share on our Classes A and B shares. These dividends totaling approximately $5.9 million were accrued or paid during 2021. See Note 1 of the financial statements for specific details on the dividends.

During 2020, our Board of Directors declared one quarterly cash dividends totaling $0.32 per share on our Classes A and B shares. These dividends totaling approximately $1.9 million were paid during 2020. In the second quarter of 2020, our Board of Directors announced that it was temporarily suspending the quarterly cash dividend in response to the continued uncertainty of the ongoing impact of COVID-19. See Note 1 of the financial statements for specific details on the dividends.

The Company currently intends to declare regular quarterly cash dividends, special dividends, variable dividends, and stock buybacks in the future consistent with its goals as previously stated. The declaration and payment of any future dividend, whether fixed, special, or based upon the variable policy, will remain at the full discretion of the Company’s Board of Directors and will depend upon the Company’s financial results, cash requirements, future expectations, and other factors that the Company’s Board of Directors finds relevant at the time of considering any potential dividend declaration.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth as of December 31, 2022, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	(a)		(b)		(c)
Number of
Securities
	Number of				Remaining
	Shares to be				Available for
	Issued Upon				Future Issuance
	Exercise of		Weighted-Average		Under Equity
	Outstanding		Exercise Price of		Compensation
	Options		Outstanding Options,		Plans
	Warrants, and		Warrants		(Excluding
Plan Category	Rights		and Rights		Column (a))

Equity Compensation Plans Approved by Shareholders:
Employees’ 401(k) Savings and Investment Plan	—		$—		520,665
2005 Incentive Compensation Plan	91,120	(1)	$—	(2)	125,295
Equity Compensation Plans Not Approved by Shareholders:
None	—				—
Total	91,120				645,960
(1)	All 91,120 shares are restricted stock.
(2)	Weighted-Average Exercise Price of Outstanding Options is $0.00 as they are all restricted stock.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2022. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
October 1 - October 31, 2022	—	$—	—	$18,343,398
November 1 - November 30, 2022	5,771	$24.24	—	$18,203,509
December 1 - December 31, 2022	—	$—	—	$18,203,509
Total	5,771	$24.24	—	$18,203,509
(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the years ended December 31, 2022, 2021 and 2020, approximately 89%, 89% and 84%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue was significantly higher in 2022 and 2020 due to the increased number of national, state, and local elections in most of our markets as compared to 2021. Our gross political revenue for the years ended December 31, 2022, 2021 and 2020 was $3,625,000, $1,780,000 and $6,890,000, respectively. We expect political revenue in 2023 to decrease from 2022 levels as a result of less elections in 2023 at the local, state and national levels.

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

During the years ended December 31, 2022, 2021 and 2020, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia and Portland, Maine markets, when combined, represented approximately 38%, 39%, and 40%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2022	2021	2020
Market:
Columbus, Ohio	10%	10%	10%
Des Moines, Iowa	5%	6%	7%
Milwaukee, Wisconsin	12%	11%	11%
Norfolk, Virginia	6%	6%	6%
Portland, Maine	5%	6%	6%

During the years ended December 31, 2022, 2021 and 2020, the radio stations in our five largest markets when combined, represented approximately 44%, 43% and 52%, respectively, of our consolidated station operating income. We note that the percent of consolidated station operating income at December 31, 2020 is higher than normal due to the impact of the COVID-19 pandemic on our markets. As the pandemic is resolved, we would anticipate results by market to continue to be back to normalized amounts in future years. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2022	2021	2020
Market:
Columbus, Ohio	13%	12%	16%
Des Moines, Iowa	4%	5%	7%
Milwaukee, Wisconsin	14%	12%	15%
Norfolk, Virginia	7%	7%	6%
Portland, Maine	6%	7%	8%
(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2022, 2021 and 2020.

Consolidated Results of Operations

				2022 vs. 2021		2021 vs. 2020
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2022	2021	2020	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$114,893	$108,343	$95,813	$6,550	6.0%	$12,530	13.1%
Station operating expense	87,537	83,245	81,586	4,292	5.2%	1,659	2.0%
Corporate general and administrative	14,300	10,040	11,574	4,260	42.4%	(1,534)	(13.3)%
Other operating (income) expense, net	(14)	7	(1,247)	(21)	N/M	1,254	N/M
Impairment of intangible assets	—	—	5,149	—	—	(5,149)	N/M
Operating income (loss)	13,070	15,051	(1,249)	(1,981)	N/M	16,300	N/M
Interest expense	130	284	340	(154)	(54.2)%	(56)	(16.5)%
Interest income	(410)	(16)	(148)	(394)	N/M	132	N/M
Other income	(652)	(634)	(233)	(18)	3%	(401)	N/M
Income (loss) before income tax expense (benefit)	14,002	15,417	(1,208)	(1,415)	(9.2)%	16,625	N/M
Income tax provision	4,800	4,260	705	540	12.7%	3,555	N/M
Net income (loss)	$9,202	$11,157	$(1,913)	$(1,955)	N/M	$13,070	N/M

Earnings (loss) per share (diluted)	$1.52	$1.85	$(0.32)	$(0.33)	(17.8)%	$2.17	N/M

N/M = Not Meaningful

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For the year ended December 31, 2022, consolidated net operating revenue was $114,893,000 compared with $108,343,000 for the year ended December 31, 2021, an increase of $6,550,000 or 6.0%. The increase in revenue in 2022 was due to increases in gross local revenue of $2,284,000, gross political revenue of $1,846,000, non-spot revenue of $1,689,000, gross interactive revenue of $1,577,000, and gross barter revenue of $302,000 partially offset by a decrease in gross national revenue of $697,000 and an increase in agency commissions of $598,000 from 2021. The most significant increases in gross local revenue and in agency commissions occurred in our Asheville, North Carolina; Charleston, South Carolina; Ithaca, New York; and Manchester, New Hampshire markets. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in non-spot revenue is primarily due to us hosting more events again in 2022. The markets with the most significant increases in 2022 in non-spot events were Charleston, South Carolina; Clarksville, Tennessee; Hilton Head, South Carolina; Jonesboro, Arkansas; Milwaukee, Wisconsin; Portland, Maine and Yankton, South Dakota. The increase in gross interactive results is primarily due to an increase in our streaming and website content revenue. The decrease in gross national revenue was attributable to decreases at the majority of markets due to the focus on local market advertisers offset by increases at our Columbus, Ohio; Manchester, New Hampshire; and Portland, Maine markets.

Station operating expense was $87,537,000 for the year ended December 31, 2022, compared with $83,245,000 for the year ended December 31, 2021, an increase of $4,292,000 or 5.2%. The increase in operating expenses was primarily a result of increases in sales survey expenses, compensation related expenses, commission expense, bad debt expenses, barter expenses, music licensing fees, utilities, merchant account fees, and promotional expenses of $1,407,000, $965,000, $840,000, $352,000, $346,000, $311,000, $286,000, $153,000 and $113,000, respectively, partially offset by decreases in healthcare costs of $530,000 from 2021.

We had operating income for the year ended December 31, 2022 of $13,070,000 compared to $15,051,000 for the year ended December 31, 2021, a decrease of $1,981,000. The decrease was a result of the increase in net operating revenue partially offset by the increase in station operating expense, described above, a decrease in other operating (income) expense of $21,000 offset by an increase in our corporate general and administrative expenses of $4,260,000 or 42.4%. The increase in corporate general and administrative expenses was primarily attributable to expenses under the employment agreement we had with our founder and CEO, Mr. Christian upon his death of which $3,900,000 was recorded in the third quarter of 2022. In addition, we had an increase in legal expenses, and transportation related costs of $207,000, and $156,000, respectively, from 2021. For our other operating (income) expense, net in 2022 we recorded a gain on the sale of fixed assets of $14,000 compared to a loss on the sale of fixed assets of $7,000 in 2021.

We generated net income of $9,202,000 ($1.52 per share on a fully diluted basis) during the year ended December 31, 2022, compared to $11,157,000 ($1.85 per share on a fully diluted basis) for the year ended December 31, 2021, a decrease of $1,955,000. The decrease in net income is due to the decrease of operating income, described above, an increase income taxes of $540,000, offset by a decrease in interest expense of $154,000, an increase in interest income of $394,000 and an increase in other income of $18,000. The decrease in interest expense is due to no longer having any debt outstanding, after paying off the remaining balance in the fourth quarter of 2021. The increase in interest income is related to our short-term investments as described in footnote 1 (Summary of Significant Accounting Policies). The increase in other income is primarily due to insurance proceeds for weather-related damages of $535,000 and reimbursements from the FCC related to their spectrum auction of $116,000 in 2022 versus insurance proceeds in 2021 of $589,000 and other gains of $45,000 in 2021 as described in footnote 16 (Other Income). The increase in our income tax expense is due to the permanent difference between book and taxable income related to the compensation paid to our founder and CEO as described above and in footnote 6 (Income Taxes).

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For the year ended December 31, 2021, consolidated net operating revenue was $108,343,000 compared with $95,813,000 for the year ended December 31, 2020, an increase of $12,530,000 or 13.1%. The increase in revenue in 2021 was attributable to lower-than-normal revenue in 2020 due to the COVID-19 pandemic. We had increases in gross local revenue of $12,209,000, gross interactive revenue of $2,921,000, non-spot gross revenue of $1,484,000, gross national revenue (excluding national political revenue) of $819,000, and gross barter revenue of $236,000 partially offset by a decrease in gross political revenue of $5,104,000 from 2020. The increase in gross local, gross national and gross barter revenue occurred in the majority of our markets as a result of the impact of the COVID-19 pandemic and the disruption to our advertiser’s businesses in 2020, in contrast with the economic recovery that had begun to take place in 2021. The increase in gross interactive revenue was primarily due to an increase in our streaming and website content revenue. The increase in non-spot gross revenue was primarily due to us starting to host events again in 2021, whereas the number of events being held in 2020 due to the COVID-19 pandemic was relatively very few. The decrease in gross political revenue was due to fewer national, state and local elections in 2021 versus 2020 in the majority of our markets.

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

We generated net income of $11,157,000 ($1.85 per share on a fully diluted basis) during the year ended

December 31, 2021, compared to a net loss of $1,913,000 ($ (0.32) per share on a fully diluted basis) for the year ended December 31, 2020, an increase of $13,070,000. The increase in net income was due to the increase of operating income, described above, a decrease in interest expense of $56,000 and an increase in other income of $401,000, partially offset by an increase in income taxes of $3,555,000, and a decrease in interest income of $132,000. The decrease in interest expense was due to the decrease in our debt outstanding partially offset by an increase in our interest rates. The increase in other income was primarily due to insurance proceeds for weather-related damages. The increase in our income tax expense was due to the increase in income before income taxes.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On August 18, 2015, we entered into a credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC (collectively, the “Lenders”). The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR. On November 1, 2021, we elected to further reduce our Revolving Credit Facility to $50 million. On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank, established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets. As a result of the Second Amendment, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. As a result of the Third Amendment, the Company incurred an additional $161,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.3% at December 31, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the used portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility.

After we paid down our debt and reduced our Revolving Credit Facility as noted above, we had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2022.

Sources and Uses of Cash

During the years ended December 31, 2022, 2021 and 2020, we had net cash flows from operating activities of $17,125,000, $19,104,000 and $12,088,000, respectively. We believe that cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through December 31, 2022, we have repurchased 2.2 million shares of our Class A Common Stock for $57.6 million. During the year ended December 31, 2022, approximately 6,000 shares were retained for payment of withholding taxes for $147,000 related to the vesting of restricted stock. Given the unprecedented uncertainty surrounding the COVID-19 virus and the resulting economic issues we halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2022 were $5,994,000 ($3,969,000 in 2021). We anticipate capital expenditures in 2023 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

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

On December 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,800,000, was paid on January 13, 2023 to shareholders of record on December 21, 2022 and is recorded in dividends payable in our Consolidated Balance Sheet at December 31, 2022.

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022.

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

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,988,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021 and was recorded in dividends payable on the Company’s Consolidated Balance sheet at December 31, 2021.

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

On May 3, 2022, we used $10 million in cash to purchase U.S. Treasury Bills to be held to maturity with maturity dates between July 2022 and February 2023. During the year $8 million of those $10 million were redeemed and we used the proceeds to purchase an additional $8 million of U.S. Treasury Bills to be held to maturity. At December 31, 2022, we have recorded $10.1 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from February 2023 to June 2023.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2022:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years

	(In thousands)
Interest Payments on Long-Term Debt(1)	$668	$135	$269	$264	$—
Operating Leases	7,993	1,829	2,998	1,941	1,225
Purchase Obligations(2)	32,085	13,116	15,000	2,802	1,167

Total Contractual Cash Obligations	$40,746	$15,080	$18,267	$5,007	$2,392
(1)	Interest payments on our Credit Facility are based on unused commitment of the credit facility and scheduled debt maturities, if we were to borrow in the future and the interest rates are held constant over the remaining terms.
(2)	Includes $15,317,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, and CEO, Christopher S. Forgy.

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

Carrying Value of Accounts Receivable and Related Allowance for Doubtful Accounts:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, COVID-19 potential impact on our customers’ business, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-5% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2022, from 3.4% to 4.4% or from $519,000 to $671,000 would result in a decrease in net income of $100,000, net of taxes for the year ended December 31, 2022. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

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

Broadcast Licenses and Goodwill:   As of December 31, 2022, we have recorded approximately $90,307,000 in broadcast licenses and $19,236,000 in goodwill, which represents 46% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

There was no impairment of broadcast licenses in 2021 or 2022.

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

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, during our 2022 impairment test had the fair values of each of our broadcasting licenses been lower by 10%-30%, we would not have had to record any additional broadcast license impairment.

Tax Provisions:

Our estimates of income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities. We use our judgment to determine whether it is more likely than not that our deferred tax assets will be realized.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more than likely than not that some portion or the entire asset will not be realized.

Litigation and Contingencies:   On an ongoing basis, we evaluate our exposure related to litigation and contingencies and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss or are probable but not estimable.

Market Risk and Risk Management Policies

Our earnings are affected by changes in short-term interest rates as a result of our long-term debt arrangements. If we had borrowings against our long-term debt arrangements, in the event of an adverse change in interest rates, management may take actions to mitigate our exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting as of December 31, 2022 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule, and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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
March 16, 2023

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Information About Our Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year. In addition, the information contained in the “Securities Authorized for Issuance Under Equity Compensation Plan Information” subheading under Item 5 of this report is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	48
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2022 and 2021	50
— Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020	51
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020	52
— Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	53
Notes to Consolidated Financial Statements	54

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts, listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter – Broadcast License Impairment Analysis

As disclosed in Notes 1 and 3 to the financial statements, the Company evaluates Federal Communications Commission licenses (or “broadcast licenses”) for impairment on an annual basis as of October 1st or, more frequently, if events or changes in circumstances indicate that the carrying value of the Company’s broadcast licenses may not be recoverable. The broadcast license balance as of December 31, 2022 was $90.3 million. The Company considers potential impairment by comparing the fair value of a market’s broadcast license to its carrying value. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections include significant judgments and assumptions related to market growth rates and market profit margin, estimated available market revenue including market share, terminal values and discount rates.

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

Sterling Heights, Michigan

March 16, 2023

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2022	2021

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$36,802	$54,760
Short-term investments	10,123	—
Accounts receivable, less allowance of $519 ($469 in 2021)	17,440	16,269
Prepaid expenses and other current assets	2,479	2,449
Barter transactions	1,015	971
Total current assets	67,859	74,449
Property and equipment	146,054	144,719
Less accumulated depreciation	92,856	91,375
Net property and equipment	53,198	53,344
Other assets:
Broadcast licenses, net	90,307	90,277
Goodwill	19,236	19,209
Other intangibles, right of use assets, deferred costs and investments, net of accumulated amortization of $15,944 ($15,906 in 2021)	10,153	10,653
Total assets	$240,753	$247,932

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,654	$2,347
Accrued payroll and payroll taxes	5,623	6,202
Dividend payable	13,754	3,988
Other accrued expenses	6,359	5,758
Barter transactions	987	901
Total current liabilities	29,377	19,196
Deferred income taxes	25,737	24,802
Other liabilities	7,110	7,015
Total liabilities	62,224	51,013
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 7,866 issued (6,835 in 2021)	78	68
Class B common stock, $.01 par value, 3,500 shares authorized, 0 issued (965 in 2021)	—	9
Additional paid-in capital	71,664	70,035
Retained earnings	143,896	164,246
Treasury stock (1,753 shares in 2022 and 1,758 shares in 2021, at cost)	(37,109)	(37,439)
Total shareholders’ equity	178,529	196,919
Total liabilities and shareholders' equity	$240,753	$247,932

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Net operating revenue	$114,893	$108,343	$95,813
Operating expenses:
Station operating expense	87,537	83,245	81,586
Corporate general and administrative	14,300	10,040	11,574
Other operating (income) expense, net	(14)	7	(1,247)
Impairment of intangible assets	-	-	5,149
	101,823	93,292	97,062
Operating income (loss)	13,070	15,051	(1,249)
Other (income) expenses:
Interest expense	130	284	340
Interest income	(410)	(16)	(148)
Other income	(652)	(634)	(233)
Income (loss) before income tax expense (benefit)	14,002	15,417	(1,208)
Income tax provision (benefit):
Current	3,865	4,065	1,250
Deferred	935	195	(545)
	4,800	4,260	705
Net income (loss)	$9,202	$11,157	$(1,913)

Earnings (loss) per share:
Basic	$1.52	$1.85	$(0.32)
Diluted	$1.52	$1.85	$(0.32)

Weighted average common shares	5,973	5,917	5,871
Weighted average common and common equivalent shares	5,973	5,917	5,871

Dividends declared per share	$4.86	$0.98	$0.32

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2022, 2021 and 2020

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2020	6,771	$68	954	$9	$66,811	$162,822	$(37,358)	192,352
Net loss	—	—	—	—	—	(1,913)	—	(1,913)
Conversion of shares from Class B to Class A	16	—	(16)	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,919)	—	(1,919)
Compensation expense related to restricted stock awards	—	—	—	—	2,221	—	—	2,221
Purchase of shares held in treasury	—	—	—	—	—	—	(449)	(449)
401(k) plan contribution	—	—	—	—	(132)	—	382	250
Balance at December 31, 2020	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	$190,542
Net income	—	—	—	—	—	11,157	—	11,157
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Issuance of restricted stock	38	—	39	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(5,901)	—	(5,901)
Compensation expense related to restricted stock awards	—	—	—	—	1,335	—	—	1,335
Purchase of shares held in treasury	—	—	—	—	—	—	(435)	(435)
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income	—	—	—	—	—	9,202	—	9,202
Conversion of shares from Class B to Class A	965	9	(965)	(9)	—	—	—	—
Issuance of restricted stock	67	1	—	—	(1)	—	—	—
Dividends declared per common share	—	—	—	—	—	(29,552)	—	(29,552)
Compensation expense related to restricted stock awards	—	—	—	—	1,858	—	—	1,858
Purchase of shares held in treasury	—	—	—	—	—	—	(147)	(147)
401(k) plan contribution	—	—	—	—	(228)	—	477	249
Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$9,202	$11,157	$(1,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,171	5,749	6,524
Deferred income tax expense (benefit)	935	195	(545)
Impairment of intangible assets	—	—	5,149
Amortization of deferred costs	10	37	40
Compensation expense related to restricted stock awards	1,858	1,335	2,221
(Gain) loss on sale of assets, net	(14)	7	(1,247)
(Gain) on insurance claims	(534)	(589)	(233)
Other (gain) loss, net	(118)	(45)	—
Barter (revenue) expense, net	46	(2)	(133)
Deferred and other compensation	1,425	(215)	463
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	(1,135)	507	3,016
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	279	968	(1,254)
Total adjustments	7,923	7,947	14,001
Net cash provided by operating activities	$17,125	$19,104	$12,088
Cash flows from investing activities:
Purchase of Short-term investments	(18,000)	—	—
Redemption of Short-term investments	8,000	—	—
Acquisition of property and equipment	(5,994)	(3,969)	(2,314)
Acquisition of broadcast properties	(57)	(150)	(190)
Proceeds from sale and disposal of assets	411	142	1,691
Proceeds from insurance claims	534	589	233
Other investing activities	116	40	(24)
Net cash used in investing activities	(14,990)	(3,348)	(604)
Cash flows from financing activities:
Payments on long-term debt	—	(10,000)	—
Cash dividends paid	(19,785)	(1,914)	(3,716)
Payments for debt issuance costs	(161)	—	—
Purchase of treasury shares	(147)	(435)	(449)
Net cash used in financing activities	(20,093)	(12,349)	(4,165)
Net increase (decrease) in cash and cash equivalents	(17,958)	3,407	7,319
Cash and cash equivalents, beginning of period	54,760	51,353	44,034
Cash and cash equivalents, end of period	$36,802	$54,760	$51,353

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a broadcasting company whose business is devoted to acquiring, developing and operating broadcast properties. We currently own or operated seventy-nine FM, thirty-four AM radio stations and eighty metro signals, serving twenty-seven markets throughout the United States.

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

Our top five markets when combined represented 38%, 39% and 40% of our net operating revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for doubtful accounts at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2022 and 2021.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At December 31, 2022, we have recorded $10.1 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from February 2023 to June 2023. We had no marketable securities at December 31, 2021.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight financing rate (“SOFR”), prime rate or have been reset at the prevailing market rate at December 31, 2022.

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for doubtful accounts during the years ended December 31, 2022, 2021 and 2020 was as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period

	(in thousands)
December 31, 2022	$469	$408	$—	$(358)	$519
December 31, 2021	$648	$56	$—	$(235)	$469
December 31, 2020	$671	$420	$—	$(443)	$648

Barter Transactions

Our radio stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2022, 2021 and 2020.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2022	2021

	(In thousands)

Land and land improvements	—	$15,259	$14,638
Buildings	31.5 years	40,823	38,225
Towers and antennae	7-15 years	26,992	25,918
Equipment	3-15 years	52,459	55,955
Furniture, fixtures and leasehold improvements	7-20 years	7,741	7,129
Vehicles	5 years	2,780	2,854
		146,054	144,719
Accumulated depreciation		(92,856)	(91,375)
Net property and equipment		$53,198	$53,344

Depreciation expense for the years ended December 31, 2022, 2021 and 2020, was $5,133,000, $5,362,000 and $5,711,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 113 broadcast licenses serving 27 markets, which require renewal over the period of 2023-2030. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the Credit Facility. During the years ended December 31, 2022, 2021 and 2020, we recognized interest expense related to the amortization of debt issuance costs of $10,000, $37,000 and $40,000, respectively.

At December 31, 2022 and 2021 the net book value of debt issuance costs related to our line of credit was $166,000, and $17,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Common Stock

Our founder, Chairman, President, and former CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on our Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock were only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

Treasury Stock

In March 2013, our Board of Directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2022, we had remaining authorization of $18.2 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Shareholders’ equity. During 2022, 2021 and 2020, we acquired 6,044 shares at an average price of $24.27 per share, 16,577 shares at an average price of $26.25 per share and 24,255 shares at an average price of $18.51 per share, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $1,646,000, $1,396,000 and $985,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Dividends

On December 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,800,000, was paid on January 13, 2023 to shareholders of record on December 21, 2022 and is recorded in dividends payable in our Consolidated Balance Sheet at December 31, 2022.

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022.

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

On December 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share and special cash dividend of $0.50 per share on its Classes A and B Common Stock. This dividend, totaling approximately $3,990,000, was paid on January 14, 2022 to shareholders of record on December 27, 2021 and was recorded in dividends payable on the Company’s Consolidated Balance sheet at December 31, 2021.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$9,202	$11,157	$(1,913)
Less: Income allocated to unvested participating securities	140	190	(21)
Net income available to common shareholders	$9,062	$10,967	$(1,892)

Denominator:
Denominator for basic earnings per share — weighted average shares	5,973	5,917	5,871
Effect of dilutive securities:
Common stock equivalents	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	5,973	5,917	5,871

Earnings per share:
Basic	$1.52	$1.85	$(0.32)
Diluted	$1.52	$1.85	$(0.32)

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended December 31, 2022, 2021, and 2020, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2022	2021	2020

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$98,709	$95,573	$87,481
Digital Advertising Revenue	7,912	6,337	3,416
Other Revenue	8,272	6,433	4,916
Net Revenue	$114,893	$108,343	$95,813

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2022 and 2021 as follows:

Total
(in thousands)

Balance at January 1, 2021	$90,208
Acquisitions	69
Balance at December 31, 2021	$90,277
Acquisitions	30
Balance at December 31, 2022	$90,307

2022 Impairment Test

We completed our impairment annual impairment test of broadcast licenses during the fourth quarter of 2022 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2022, the fourth quarter of 2021 and the year ended 2020. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2022, 2021 and 2020: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent with some stabilization of rates in 2022; (3) the discount rate decreased; and (4) current year revenue projections increased with amounts previously projected for 2022.

	Fourth	Fourth	Year
	Quarter	Quarter	Ended
	2022	2021	2020
Discount rates	9.5%	12.3% - 12.6%	12.6% - 13.0%
Operating profit margin ranges	17.8% - 36.4%	17.8% - 36.4%	17.8% - 36.4%
Market long-term revenue growth rates	1.0% - 2.0%	0.2% - 2.6%	0.2% - 2.9%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2021 Impairment Test

During the fourth quarter of 2021, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

During the fourth quarter of 2022, 2021 and 2020, the Company performed its annual impairment test of goodwill in accordance with ASC 350 and determined that the fair value was in excess of its carrying value and, accordingly, no impairment was recorded.

We have recorded the changes to goodwill for each of the years ended December 31, 2022 and 2021 as follows:

Total
(in thousands)

Balance at January 1, 2021	$19,106
Acquisitions	103
Balance at December 31, 2021	$19,209
Acquisitions	27
Balance at December 31, 2022	$19,236

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2022 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,624	341
Customer relationships	4,660	4,660	—
Other intangibles	1,829	1,799	30
Total amortizable intangible assets	$16,315	$15,944	$371

We have recorded amortizable intangible assets at December 31, 2021 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,597	368
Customer relationships	4,660	4,660	—
Other intangibles	1,829	1,788	41
Total amortizable intangible assets	$16,315	$15,906	$409

Aggregate amortization expense for these intangible assets for the years ended December 31, 2022, 2021 and 2020, was $48,000, $387,000 and $813,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2023, 2024, 2025, 2026 and 2027 is $71,000, $69,000, $66,000, $65,000 and $60,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.    Long-Term Debt

On October 27, 2021, we used $10 million from funds generated by operations to voluntarily pay down the remaining amount on our Revolving Credit Facility and as such, have no debt outstanding at December 31, 2021 or 2022.

On August 18, 2015, we entered into a credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, National Association and J.P. Morgan Securities LLC. The Credit Facility consisted of a $100 million five-year revolving facility (the “Revolving Credit Facility”) and originally matured on August 18, 2020. On June 27, 2018, the Company entered into a Second Amendment to its Credit Facility, (the “Second Amendment”), which had first been amended on September 1, 2017, extending the revolving credit maturity date under the Credit Agreement for five years after the date of the amendment to June 27, 2023. On July 1, 2019, we elected to reduce our Revolving Credit Facility to $70 million. On May 11, 2020, as part of our reincorporation as a Florida corporation, we entered into an assumption agreement and amendment of loan documents. The amendment also included an alternative benchmark rate as a replacement to LIBOR. On November 1, 2021, we elected to further reduce our Revolving Credit Facility to $50 million. On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank, established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets. As a result of the Second Amendment, we incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. As a result of the Third Amendment, the Company incurred an additional $161,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.3% at December 31, 2022), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the used portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2022) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

After we paid down our debt and reduced our Revolving Credit Facility as noted above, we had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at December 31, 2022.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.    Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021	2020

	(In thousands)

Cash paid during the period for:
Interest	$145	$253	$311
Income taxes	$4,160	$3,450	$1,099
Non-cash transactions:
Barter revenue	$2,431	$2,125	$2,014
Barter expense	$2,477	$2,124	$1,881
Acquisition of property and equipment	$2	$—	$6
Use of treasury shares for 401(k) match	$249	$221	$250

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

An income tax expense of $4,800,000 was recorded for the year ended December 31, 2022 compared to income tax expense of $4,260,000 for the year ended December 31, 2021. The effective tax rate was approximately 34.3% for the year ended December 31, 2022 compared to 27.6% for the year ended December 31, 2021. The 2022 year to date tax rate was impacted by $3.8 million in expenses in the third quarter related to the compensation of our CEO upon his death, in accordance with his employment agreement that are permanent differences between our book and taxable income.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021

	(In thousands)

Deferred tax liabilities:
Property and equipment	$4,218	$4,242
Intangible assets	22,355	21,425
Prepaid expenses	477	405
Total deferred tax liabilities	27,050	26,072
Deferred tax assets:
Allowance for doubtful accounts	56	43
Compensation	1,134	1,093
Other accrued liabilities	123	134
	1,313	1,270
Less: valuation allowance	—	—
Total net deferred tax assets	1,313	1,270
Net deferred tax liabilities	$25,737	$24,802
Current portion of deferred tax assets	$341	$361
Non-current portion of deferred tax liabilities	(26,078)	(25,163)
Net deferred tax liabilities	$(25,737)	$(24,802)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2022 and December 31, 2021, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2022 and 2021, net deferred tax liabilities include a deferred tax asset of $1,313,000 and $1,270,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for doubtful accounts, and other accrued expenses.

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Current:
Federal	$2,800	$3,080	$850
State	1,065	985	400
Total current	3,865	4,065	1,250
Total deferred	935	195	(545)
Total Income Tax Provision	$4,800	$4,260	$705

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$2,927	$3,209	$(290)
State tax expense, net of federal benefit	939	815	235
Other, net	934	236	760
	$4,800	$4,260	$705

The 2022 and 2021 effective tax rates exceed the federal statutory rate primarily due to non-deductible compensation related expenses and state income taxes. The 2020 effective tax rate exceeded the federal statutory rate primarily due to non-deductible compensation related expenses, book tax differences in impairment charges and state income taxes.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2019. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2022, and 2021 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, we had $-, $-, and $600, respectively, tax-related interest and penalties and had $0 accrued at December 31, 2022 and 2021.

7.    Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our shareholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, “The Second Restated 2005 Plan”). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

On March, 1, 2023, our Board of Directors approved the 2023 Incentive Compensation Plan to be approved by our shareholders at our Annual Meeting in May 2023.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2022, 2021 and 2020. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2022, 2021 and 2020 and there were no stock options outstanding as of December 31, 2022.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2020	128,224	$34.66
Granted	—	-
Vested	(62,137)	36.50
Forfeited/canceled/expired	(2,332)	33.65
Outstanding at December 31, 2020	63,755	$32.90
Granted	77,913	23.00
Vested	(41,059)	33.85
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2021	100,609	$24.85
Granted	66,274	28.70
Vested	(75,763)	25.45
Forfeited/canceled/expired	—	—
Non-vested and outstanding at December 31, 2022	91,120	$27.15
Weighted average remaining contractual life (in years)	2.6

The weighted average grant date fair value of restricted stock that granted during 2022 and 2021 was $1,902,000 and $1,792,000, respectively. There were no restricted stock grants awarded in 2020. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $2,397,000, $2,354,000 and $1,896,000 at December 31, 2022, 2021 and 2020, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2022, 2021 and 2020 we had $1,858,000, $1,335,000 and $2,221,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2022, 2021 and 2020 was $149,000, $121,000 and $235,000, respectively.

8.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $3,500, $1,550 and $2,900 in 2022, 2021 and 2020, respectively. The Company’s discretionary contribution to the plan was approximately $256,000, $250,000 and $225,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2022, 2021 and 2020 was $135,000, $100,000 and $105,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

Split Dollar Officer Life Insurance

We provide split dollar insurance benefits to certain executive officers and record an asset equal to the cumulative premiums paid on the related policies, as we will fully recover these premiums under the terms of the plan. We retain a collateral assignment of the cash surrender values and policy death benefits payable to insure recovery of these premiums.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Condensed Consolidated Balance Sheet of 2022 and 2021 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2022 and 2021 acquisitions at their respective acquisition dates.

Condensed Consolidated Balance Sheet of 2022 and 2021 Acquisitions

	Acquisitions in
	2022	2021

	(In thousands)
Assets Acquired:
Property and equipment	$5	$3
Other assets:
Broadcast licenses	30	69
Goodwill	27	103
Total other assets	57	172
Total assets acquired	62	175
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$62	$175

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.    Related Party Transactions

Mr. Christian’s Employment Agreement

On January 25, 2022, we entered into a third amendment (the “2022 Amendment”) to the employment agreement with Edward K. Christian dated June 1, 2011 (the “2011 employment agreement”), which had previously been amended on February 12, 2016 (the “2016 amendment”) and on February 26, 2019 (the “2019 amendment”). The 2011 employment agreement, as amended by the 2016 amendment, the 2019 amendment, and the 2022 amendment, is referred to herein as the “amended 2011 employment agreement.” The 2022 amendment extended Mr. Christian’s employment with the Company from March 31, 2025 to March 31, 2027 and made certain changes to the 2011 employment agreement to cause it to be compliant with Section 409A of the Internal Revenue Code. Pursuant to the amended 2011 employment agreement, we paid Mr. Christian a salary at the rate of $860,000 per year, adjusted as discussed in the next paragraph below. Mr. Christian was permitted to defer any or all of his annual salary. Additionally, the Company was authorized to pay for Mr. Christian’s tax preparation services on an annual basis, the amount of which was subject to income tax as additional compensation.

Pursuant to the 2011 employment agreement, commencing on June 1, 2012, and each anniversary thereafter, the Compensation Committee was required to determine in its discretion the amount of any increase in Mr. Christian’s then existing annual salary; provided, however, that such increase would not be less than the greater of 3% or a cost of living increase based on the consumer price index. Pursuant to the 2016 amendment, the amended 2011 employment agreement  provided that such increase in Mr. Christian’s then existing salary would  not be less than the greater of 4% or a cost of living increase based on the consumer price index.

The amended 2011 employment agreement also provided that Mr. Christian was eligible for equity awards under the 2005 Incentive Compensation Plan as shall be approved by the Compensation Committee and bonuses in such amounts as shall be determined pursuant to the terms of the CEO Plan or as otherwise determined by the Compensation Committee in its discretion based on the performance of the Company and the accomplishments of objectives established by the Compensation Committee in consultation with Mr. Christian.

Under the amended 2011 employment agreement, Mr. Christian was eligible to participate, in accordance with their terms, in all medical and health plans, life insurance, profit sharing, 401(k) Plan, pension, and such other employment benefits as are maintained by the Company or its affiliates for other key employees performing services. During the term of the employment agreement, the Company was required to maintain all existing policies of insurance on Mr. Christian’s life, including the existing split dollar policy. The Company was also required to pay for Mr. Christian to participate in an executive medical plan and to maintain its existing medical reimbursement policy. Mr. Christian was also furnished with an automobile and other fringe benefits as have been afforded him in the past or as are consistent with his position. In addition, the Company agreed to maintain an office for Mr. Christian in Sarasota County, Florida. The 2016 amendment increased the paid vacation time awarded to Mr. Christian on the anniversary date of the 2011 employment agreement from four weeks to six weeks of paid vacation.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Payments Under the Principal Shareholder Employment Agreement

The amended 2011 employment agreement terminated upon Mr. Christian’s death on August 19, 2022. As a result of his passing the Company is required to make several payments to his estate as outlined in his employment agreement, and described above.  In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we have accrued all necessary expenses as of September 30, 2022.  As a result of our contractual obligations under the Mr. Christian’s agreement, Mr. Christian’s estate is the beneficiary of a gross amount of approximately $5.8 million in cash, common stock and a life insurance policy of which $3.9 million was recorded upon his passing in the third quarter of 2022, and $1.9 million had been accrued for in previous periods.  The estate was the beneficiary of a lump-sum payment of his current base salary plus accrued unused vacation time totaling $1.9 million which was paid in October 2022.  Mr. Christian’s estate will also be provided with a prorated bonus that Mr. Christian earned of approximately $633,000 to be paid in March 2023.  Mr. Christian had approximately $65,000 withheld as deferred compensation that will be paid to the estate in January 2023.  Additionally, under the agreement, any award previously granted under the Company’s 2005 Incentive Compensation Plan were immediately vested and provided to the estate.  At the date of Mr. Christian’s passing, he had approximately 55,000 shares of unvested restricted stock that immediately vested at a price of $24.80 for a total of $1.4 million in common stock received by the estate.  Mr. Christian’s estate is now the beneficiary of the Split Dollar life insurance policy that has a cash surrender value of approximately $971,000.  Under the agreement, the Company will be responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy.  The estimate of the possible loss related to that tax obligation cannot be made at this time due to uncertainties related to the timing of the transfer.  Lastly, under the agreement, the Company shall continue to pay for the healthcare coverage and life insurance premiums for Mr. Christian’s spouse for ten years which totals approximately $800,000.

Mr. Lada’s Letter Agreement

On August 21, 2022, we entered into a letter employment agreement with Warren S. Lada, a member of our Board, to serve as our Interim President and CEO following the death of Mr. Christian, to serve in this capacity while the Company conducted a formal search for a permanent successor to Mr. Christian.  Under the terms of the letter agreement we paid Mr. Lada an annualized base salary of $750,000 during his service as Interim President and CEO; provided local transportation to the Company offices for up to three days a week and he was eligible to participate in the Company’s benefit plans, including the 401(k) plan, as an employee, upon completion of the eligibility requirements.

Mr. Forgy’s Employment Agreement

On November 16, 2022, we entered into an employment agreement with Christopher S. Forgy, who was appointed as our President and CEO effective December 7, 2022.  Mr. Forgy’s employment agreement has an initial term of three years, and we and Mr. Forgy may mutually agree to extend the term for an additional two years.  Either party may provide written notice of its intent not to extend the initial term at least one year prior to the end of the initial term.

Under the agreement, Mr. Forgy’s base salary is set at $670,000 for the first year and will increase 4% annually. If the Company and Mr. Forgy mutually agree to renew the term of Mr. Forgy’s employment for an additional two years, Mr. Forgy’s base salary would increase in the fourth and fifth year by 4% as well.

Mr. Forgy will have the opportunity to earn an annual performance bonus under the CEO Plan.  His bonus in any fiscal year will be in a minimum of 35% and a maximum of 100% of his annual base salary as of January 1 of the fiscal year, and will be based on his performance and the achievement of performance goals established by the Compensation Committee within the first 90 days of the fiscal year.  The Board may instead grant Mr. Forgy a discretionary bonus in the case of a financial, national or global occurrence, or a generally difficult year.  Mr. Forgy was granted a $50,000 discretionary bonus for the 2022 fiscal year.  Mr. Forgy is also eligible for equity awards under the 2005 Incentive Compensation Plan, or any successor equity incentive plan, in accordance with the provisions of that plan that apply to the CEO.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Mr. Forgy will continue to participate in our employee benefit plans, including the medical reimbursement plan, 401(k) plan, deferred compensation plan, and other health and welfare benefit plans.  He will be entitled to five weeks of paid vacation days per calendar year.  The Company will furnish him with an automobile, pay the initiation fee and monthly dues for a non-golf country club membership and provide Mr. Forgy with a split dollar life insurance agreement with premiums payable by the Company.

Either the Company or Mr. Forgy may terminate the employment term for any reason generally with 30 days advance notice.  If Mr. Forgy’s employment is terminated by us for cause, if he resigns without good reason, or if his employment terminates by reason of death or disability, he will receive any accrued but unpaid base salary and any benefits under the Company’s benefit plans (the “accrued amounts.”)

If Mr. Forgy’s employment is terminated by us without cause or if he resigns for good reason, he will receive the accrued amounts; continuation of his base salary for the longer of 18 months or the remainder of the three year initial term or the two-year renewal term, as applicable; any awarded but unpaid annual bonus with respect to any completed fiscal year preceding the termination date; immediate and full vesting of any unvested shares of restricted stock then held by Mr. Forgy; and payment or reimbursement of COBRA premiums for Mr. Forgy and his spouse for up to 18 months.

If Mr. Forgy consents to the renewal term and the Company does not consent, Mr. Forgy will be entitled to the accrued amounts; an amount equal to 150% of the sum of (i) Mr. Forgy’s base salary paid in the prior calendar year plus (ii) his annual bonus earned for the previous fiscal year, immediate and full vesting of any unvested shares of restricted stock then held by Mr. Forgy; and payment or reimbursement of COBRA premiums for Mr. Forgy and his spouse for up to 18 months.

Mr. Forgy agreed that, for a period of 12 months after the termination of his employment, he will not (i) solicit business of the type performed by the Company anywhere in the United States; (ii) solicit from any person who has purchased services from the Company during the three years preceding his termination for business of the type performed by the Company in the United States, or in any other location; or (iii) offer employment to any person employed by the Company, or entice any such person to leave employment with the Company.  The employment agreement also contains customary confidentiality and non-disparagement covenants.

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, Marcia K. Lobaito, at the time, Senior Vice President, Corporate Secretary and Director of Business Affairs, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. In July 2020, Eric Christian, Chief Marketing Officer entered into a Change in Control Agreement. Eric Christian is the son of Edward K. Christian, our former President, CEO and Chairman. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the shareholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Other Related Party Transactions

Effective June 19, 2019, we employed Eric Christian, son of Edward K. Christian, our President, CEO and Chairman at the time, as our Director of Solution Architecture. Eric Christian was promoted to Vice President of Digital Solutions in July 2020 and was subsequently was promoted to Chief Marketing Officer in February 2023. The Board of Directors approved the employment of Eric Christian and subsequent promotions. As previously disclosed, Edward K. Chrisian passed away in August 2022 and resulted in the converstion of his Class B Shares into Class A Shares that were transferred to an estate planning trust, of which Edward K. Christian’s surviving spouse, and Eric Christian’s mother is the trustee of. The estate owns approximately 16% of the Common Stock outstanding.

11.    Common Stock

As previously disclosed, as a result of the passing of our founder, Chairman, President and CEO, Edward K. Christian and the resultant transfer of his Class B shares into an estate planning trust resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A share. We no longer have any shares of Class B Common Stock issued or outstanding, nor will there be any issued in the future.

Dividends.  Shareholders are entitled to receive such dividends as may be declared by our Board of Directors out of funds legally available for such purpose. However, no dividend may be declared or paid in cash or property on any share of any class of Common Stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock. In the case of any stock dividend, holders of Class A Common Stock are entitled to receive the same percentage dividend (payable in shares of Class A Common Stock) as the holders of Class B Common Stock receive (payable in shares of Class B Common Stock).

Voting Rights.  Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the shareholders, with each share of Class A Common Stock entitled to one vote. Prior to Mr. Christian’s passing, each share of Class B Common Stock was entitled to ten votes, except (i) in the election for directors, (ii) with respect to any “going private” transaction between the Company and the principal shareholder, and (iii) as otherwise provided by law.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of eight members at December 31, 2022. Currently, our Board of Directors consists of eight members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

The holders of the Common Stock vote as a single class with respect to any proposed “going private” transaction with the principal shareholder or an affiliate of the principal shareholder, with each share of each class of Common Stock entitled to one vote per share.

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

12.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2022, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.5 million and $6.1 million at December 31, 2022 and 2021, respectively. Lease liabilities were $6.8 million and $6.4 million at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we recorded additional ROU assets under operating leases of $2,279,000, which is a non-cash transaction. Payments on lease liabilities during the year ended December 31, 2022 and 2021 totaled $1,797,000 and $1,777,000,respectively.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2022, 2021 and 2020, our total lease expense was $1,807,000, $1,765,000 and $1,752,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2022 (in thousands):

Years Ending December 31,
2023	$1,829
2024	1,696
2025	1,302
2026	1,071
2027	870
Thereafter	1,225
Total lease payments (a)	7,993
Less: Interest (b)	1,165
Present value of lease liabilities (c)	$6,828
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2022.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 4.8%, respectively, at December 31, 2022.

Performance Fees and Royalties

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

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). We pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. From time to time, SoundExchange notifies us that certain calendar years are subject to routine audits of our royalty payments. The results of such audits could result in higher royalty payments for the subject years. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2022	2021
Cash and cash equivalents	Level 1	$36,802	$54,760
Short-term investments	Level 1	10,090	—
Revolving Credit Facility	Level 2	—	—

Our financial instruments are comprised of cash and cash equivalents, short-term investments and long-term debt. The carrying value of cash and cash equivalents approximate fair value due to their short maturities. The fair value of cash and cash equivalents and short-term investments are derived from quoted market prices and are considered a level 1. Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value and is considered a level 2.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the fourth quarter of 2022, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

14.    Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2022	2021	2022	2021	2022	2021	2022	2021

	(in thousands, except per share data)
Net operating revenue	$24,967	$22,301	$29,821	$28,046	$29,980	$28,845	$30,125	$29,151
Station operating expenses	20,568	18,923	21,786	21,017	22,295	21,690	22,888	21,615
Corporate G&A	2,694	2,438	2,609	2,494	6,667	2,538	2,330	2,570
Other operating expense (income), net	(5)	57	45	(80)	(37)	(2)	(17)	32
Operating income (loss)	1,710	883	5,381	4,615	1,055	4,619	4,924	4,934
Other (income) expenses:
Interest expense	32	73	32	72	32	73	34	66
Interest (income)	(4)	(6)	(49)	(4)	(134)	(4)	(223)	(2)
Other (income) expense	(2)	(272)	—	(31)	(34)	(279)	(616)	(52)
Income before income taxes	1,684	1,088	5,398	4,578	1,191	4,829	5,729	4,922
Income tax provision (benefit)	480	330	1,575	1,325	1,295	1,375	1,450	1,230
Net income (loss)	$1,204	$758	$3,823	$3,253	$(104)	$3,454	$4,279	$3,692

Basic earnings(loss) per share	$0.20	$0.13	$0.63	$0.54	$(0.01)	$0.58	$0.70	$0.60
Weighted average common shares	5,948	5,913	5,952	5,917	5,961	5,917	6,013	5,922

Diluted earnings (loss) per share	$0.20	$0.13	$0.63	$0.54	$(0.01)	$0.58	$0.70	$0.60
Weighted average common and common equivalent shares	5,948	5,913	5,952	5,917	5,961	5,917	6,013	5,922

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

16. Other Income

    During the first quarter of 2022, there was fire damage to a transmission line in our Des Moines, Iowa market.  The Company’s insurance policy provided coverage for removal and replacement of the transmission line and related equipment.  As part of the insurance settlement during the fourth quarter of 2022, the Company received cash proceeds of $445,000, resuling in a gain of $445,000 which is recorded in the other (income) expense, net, in the Company’s Consolidated Statements of Income.

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. As part of the FCC’s 2018 Reimbursement Expansion Act, which appropriated $1 billon in additional funds for the Reimbursement Fund and expanded eliglibe entities for reimbursement to include FM stations affected by the repack. During 2022, the Company received approximately $116,000 in reimbursement for our FM stations, which is recorded in the other (income), expense, net, in the Company’s Consolidated Statements of Income. We may receive additional reimbursements and will record in other (income), expense, net, if we receive anything additional.

During the first quarter of 2021, there was weather-related damage to an antenna in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the antenna and related equipment. As part of the initial insurance settlement during the first quarter of 2021, the Company received cash proceeds of $250,000, resulting in a gain of $250,000.  We received additional cash proceeds of $290,000 in the third quarter, resulting in a gain of $290,000. The total gain of $540,000 is recorded in other (income) expense, net, in the Company’s Consolidated Statements of Income.

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

17.    Subsequent Events

On March 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, will be paid on April 7, 2023 to shareholders of record on March 20, 2023.

EXHIBIT INDEX

Exhibit No.	Location	Description

3.1	3	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3.2	3	Bylaws, as amended April 16, 2020.
4	16	Description of the Company’s Securities
10.1	1	Summary of Executive Insured Medical Reimbursement Plan.
10.2	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10.3	5	Chief Executive Officer Annual Incentive Plan.
10.4	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10.5	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.6	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.7	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10.8	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10.9	4	Change in Control Agreement of Marcia K. Lobaito dated as of December 28, 2007.
10.10	10	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10.11	9	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10.12	12	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10.13	13	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10.14	15	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10.15	16	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10.16	19	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
10.17	20	Third Amendment to Employment Agreement dated January 25, 2022 between Saga Communications, Inc, and Edward K. Christian.
10.18	21	Letter of Agreement regarding employment of Warren S. Lada as Interim President and CEO dated August 21, 2022.
10.19	22	Employment Agreement of Christopher Forgy dated as of November 16, 2022.
10.20	22	Letter of Employment of Wayne Leland dated as of November 16, 2022.
10.21	*	Third Amendment to Credit Agreement dated December 19, 2022 between the Company and JPMorgan Chase Bank, N.A., and The Huntington National Bank.
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed as Appendix A to the Company’s Consent Solicitation (Filed No: 001-11588) filed on September 17, 2013 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K/A filed on April 8, 2016 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

125	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K filed on March 13, 2020 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2020 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 27, 2022 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 8-K filed on August 25, 2022 and incorporated by reference herein.

18	Exhibits filed with the Company’s Form 8-K filed on November 16, 2022 and incorporate by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

SAGA COMMUNICATIONS, INC.

By:	/s/ Christopher S. Forgy
Christopher S. Forgy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2023.

Signatures

/s/ Christopher S. Forgy	President, Chief Executive Officer and
Christopher S. Forgy	Director

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Michael J. Bergner	Director
Michael J. Bergner

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ Warren Lada	Chairman of the Board and Director
Warren Lada

/s/ Marcia K. Lobaito	Director
Marcia K. Lobaito

/s/ Gary G. Stevens	Director
Gary G. Stevens