Form 10-Q
period 2023-03-31
SAGA COMMUNICATIONS INC
filed 2023-05-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of May 5, 2023 was 6,123,529.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,254	$36,802
Short-term investments	10,210	10,123
Accounts receivable, net	14,282	17,440
Prepaid expenses and other current assets	2,880	2,479
Barter transactions	1,165	1,015
Total current assets	55,791	67,859
Property and equipment	147,151	146,054
Less accumulated depreciation	93,838	92,856
Net property and equipment	53,313	53,198
Other assets:
Broadcast licenses, net	90,240	90,307
Goodwill	19,236	19,236
Other intangibles, right of use assets, deferred costs and investments, net	9,959	10,153
Total assets	$228,539	$240,753

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,888	$2,654
Accrued payroll and payroll taxes	5,014	5,623
Dividend payable	1,531	13,754
Other accrued expenses	6,934	6,359
Barter transactions	1,090	987
Total current liabilities	17,457	29,377
Deferred income taxes	25,807	25,737
Other liabilities	6,856	7,110
Total liabilities	50,120	62,224
Commitments and contingencies	—	—
Shareholders’ equity:
Common Stock	78	78
Additional paid-in capital	71,724	71,664
Retained earnings	143,285	143,896
Treasury stock	(36,668)	(37,109)
Total shareholders’ equity	178,419	178,529
Total liabilities and shareholders' equity	$228,539	$240,753

Note: The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$25,304	$24,967
Station operating expenses	21,703	20,568
Corporate general and administrative	2,616	2,694
Other operating (income) expense, net	80	(5)
Operating income	905	1,710
Interest expense	43	32
Interest income	(289)	(4)
Other income	(119)	(2)
Income before income tax expense	1,270	1,684
Income tax expense	350	480
Net income	$920	$1,204

Earnings per share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.20

Weighted average common shares	6,028	5,948
Weighted average common and common equivalent shares	6,028	5,948

Dividends declared per share	$0.25	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income, three months ended March 31, 2022	—	—	—	—	—	1,204	—	1,204
Dividends declared per common share	—	—	—	—	—	(968)	—	(968)
Compensation expense related to restricted stock awards	—	—	—	—	339	—	—	339
401(k) plan contribution	—	—	—	—	(229)	—	477	248
Balance at March 31, 2022	6,835	$68	965	$9	$70,145	$164,482	$(36,962)	$197,742

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income, three months ended March 31, 2023	—	—	—	—	—	920	—	920
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	245	—	—	245
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at March 31, 2023	7,867	$78	—	$—	$71,724	$143,285	$(36,668)	$178,419

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2023	2022

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$4,835	$5,296
Cash flows from investing activities:
Purchase of short-term investments	(2,067)	—
Redemption of short-term investments	2,067	—
Acquisition of property and equipment	(1,362)	(923)
Proceeds from sale and disposal of assets	616	7
Other investing activities	117	(5)
Net cash used in investing activities	(629)	(921)
Cash flows from financing activities:
Cash dividends paid	(13,754)	(3,988)
Net cash used in financing activities	(13,754)	(3,988)
Net increase (decrease) in cash and cash equivalents	(9,548)	387
Cash and cash equivalents, beginning of period	36,802	54,760
Cash and cash equivalents, end of period	$27,254	$55,147

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. Results of operations for three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

We own or operate broadcast properties in 27 markets, including 79 FM and 33 AM radio stations and 80 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2022.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2023, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2023	2022

Numerator:
Net income	$920	$1,204
Less: Income allocated to unvested participating securities	14	20
Net income available to common shareholders	$906	$1,184

Denominator:
Denominator for basic earnings per share — weighted average shares	6,028	5,948
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,028	5,948

Earnings per share:
Basic	$0.15	$0.20
Diluted	$0.15	$0.20

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2023 and 2022, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At March 31, 2023 and December 31, 2022, we have recorded $10.2 million and $10.1 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10.2 million and $10 million, respectively. Our held-to-maturity U.S. Treasury Bills currently all have original maturity dates ranging from April 2023 to August 2023.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at March 31, 2023.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $526,000 and $519,000 at March 31, 2023 and December 31, 2022, respectively.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$21,468	$21,587
Digital Advertising Revenue	1,910	1,749
Other Revenue	1,926	1,631
Net Revenue	$25,304	$24,967

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2023. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

Our founder, Chairman, President and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of stockholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B shares into Class A shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2023:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2022	6,835	965
Conversion of shares	965	(965)
Issuance of restricted stock	67	—
Balance, December 31, 2022	7,867	—
Balance, March 31, 2023	7,867	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2023, we have remaining authorization of $18.2 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three months ended March 31, 2023 and 2022, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2023, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.2 million and $6.5 million at March 31, 2023 and December 31, 2022 respectively. Lease liabilities were $6.4 million and $6.8 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, we recorded additional ROU assets under operating leases of $255,000. Payments on lease liabilities during the three months ended March 31, 2023 and 2022 totaled $526,000, and $478,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2023 and 2022, our total lease expense was $460,000, and $444,000, respectively. Short-term lease costs are de minimis in nature.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2023 (in thousands):

Years Ending December 31,
2023 (a)	$1,295
2024	1,706
2025	1,312
2026	1,081
2027	880
Thereafter	1,282
Total lease payments (b)	7,556
Less: Interest (c)	1,108
Present value of lease liabilities (d)	$6,448

(a)	Remaining payments are for the nine-months ending December 31, 2023
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2023.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.1 years and 4.8%, respectively, at March 31, 2023.

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

2023 Dispositions

On February 28, 2023, we closed on an agreement to sell WPVQ-AM located in our Greenfield, Massachusetts market to Hampden Communications Corp for $2,000. We recorded a $43,000 loss on the sale in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

On March 20, 2023, we submitted a request to the FCC to cancel our FCC license for WHMQ-AM located in our Greenfield, Massachusetts market. We recorded a $22,000 loss on the disposal in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Condensed Consolidated Balance Sheet of 2023 and 2022 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2023 and 2022 acquisitions.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2023 and 2022 Acquisitions

	Acquisitions in
	2023	2022

	(In thousands)
Assets Acquired:
Property and equipment	$—	$5
Other assets:
Broadcast licenses	—	30
Goodwill	—	27
Total other assets	—	57
Total assets acquired	—	62
Liabilities Assumed:
Current liabilities	—	—
Total liabilities assumed	—	—
Net assets acquired	$—	$62

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

An income tax expense of $350,000 was recorded for the three months ended March 31, 2023 compared to $480,000 for the three months ended March 31, 2022. The effective tax rate was approximately 27.6% for the three months ended March 31, 2023 compared to 28.5% for the three months ended March 31, 2022. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation

Incentive Compensation Plans

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

On March 1, 2023, our Board of Directors approved the Saga Communications, Inc. 2023 Incentive Compensation Plan. At our Annual Meeting on May 8, 2023 this plan was approved by our shareholders.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three months ended March 31, 2023 and 2022, respectively.

There were no stock options granted during 2023 or 2022 and there were no stock options outstanding as of March 31, 2023. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2023	91,120	$27.15
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at March 31, 2023	91,120	$27.15

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2023 and 2022, we had $245,000 and $339,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2023 and 2022 was $64,000, and $37,000, respectively.

10. Long-Term Debt

The Company has no debt outstanding at December 31, 2022 or March 31, 2023.

On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets. As a result of the Second Amendment to our Credit Facility (the “Second Amendment”), the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. As a result of the Third Amendment, the Company incurred an additional $161,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.870% at March 31, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2023 and December 31, 2022.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Dividends

Subsequent to the quarter ending March 31, 2023, on May 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000 will be paid on June 16, 2023 to shareholders of record on May 22, 2023.

On March 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on April 7, 2023 to shareholders of record on March 20, 2023 and is recorded in dividends payables in our Condensed Consolidated Balance Sheet at March 31, 2023.

On December 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Class A Common Stock. This dividend, totaling approximately $13,800,000, was paid on January 13, 2023 to shareholders of record on December 21, 2022 and is recorded in dividends payable in our Condensed Consolidated Balance Sheet at December 31, 2022.

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and special cash dividend of $2.00 per share on its Class A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022.

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

13. Other Income

During the first quarter of 2022, there was fire damage to a transmission line in our Des Moines, Iowa market. The Company’s insurance policy provided coverage for removal and replacement of the transmission line and related equipment. As part of the insurance settlement during the fourth quarter of 2022, the Company received cash proceeds of $445,000, resulting in a gain of $445,000 which is recorded in the other (income) expense, net, in the Company’s Consolidated Statements of Income in our annual report on Form 10-K for the year ended December 31, 2022.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. The 2018 Reimbursement Expansion Act, appropriated $1 billion in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack. During 2022, the Company received approximately $116,000 in reimbursement for our FM stations, which is recorded in the other (income), expense, net, in the Company’s Consolidated Statements of Income in our annual report on Form 10-K for the year ended December 31, 2022. During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations, which is recorded in other (income), expense, net, in the Company’s Condensed Consolidated Statement of Operations. We do not anticipate receiving any additional reimbursements related to this.

14. Commitments and Contingencies

As previously disclosed Mr. Christian passed away on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, as described in our annual report on Form 10-K for the year ended December 31, 2022. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. However, under the agreement, the Company will be responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy. The estimate of the possible loss related to that tax obligation cannot be made at this time due to uncertainties related to the timing of the transfer.

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

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the war in Ukraine, the effects of widespread outbreak of illness or disease, inflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 or in this Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2022. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Financial Condition and Results of Operations

General

We are a broadcast company primarily engaged in acquiring, developing and operating broadcast properties. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 33 AM radio stations and 80 metro signals.

We anticipate our corporate general and administrative expense to decrease from 2022 significantly because of approximately $3.8 million in expenses incurred related to the passing our of CEO, Edward Christian and payments required as a result of his death. This reduction will be offset, however, by an increase in directors’ fees of $312,000 and by investments we anticipate making in corporate personnel, and sales and training initiatives.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the three months ended March 31, 2023 and 2022, approximately 90% and 91%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect political revenue in 2023 to decrease from 2022 levels as a result of less elections at the national, state and local levels.

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

We are continuing to expand our digital initiative to provide a seamless experience across multiple platforms. Our goal is to allow our listeners to connect with our brands on demand, wherever, however and whenever they choose. We continue to create and expand opportunities through targeted digital advertising, online community news, entertainment and events and an array of digital services that include online promotions, mobile messaging, and email marketing.

During the three months ended March 31, 2023 and 2022 and the years ended December 31, 2022 and 2021, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 37%, 39%, 38% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2023	2022	2022	2021
Market:
Columbus, Ohio	9%	10%	10%	10%
Des Moines, Iowa	6%	6%	5%	6%
Milwaukee, Wisconsin	11%	13%	12%	11%
Norfolk, Virginia	6%	6%	6%	6%
Portland, Maine	5%	4%	5%	6%

During the three months ended March 31, 2023 and 2022 and the years ended December 31, 2022 and 2021, the radio stations in our five largest markets, when combined, represented approximately 40%, 44%, 44% and 43%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2023	2022	2022	2021
Market:
Columbus, Ohio	11%	15%	13%	12%
Des Moines, Iowa	6%	4%	4%	5%
Milwaukee, Wisconsin	11%	16%	14%	12%
Norfolk, Virginia	8%	7%	7%	7%
Portland, Maine	4%	2%	6%	7%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		$ Increase	% Increase
	2023	2022	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$25,304	$24,967	$337	1.3%
Station operating expenses	21,703	20,568	1,135	5.5%
Corporate general and administrative	2,616	2,694	(78)	(2.9)%
Other operating (income) expense, net	80	(5)	85	N/M
Operating income	905	1,710	(805)	(47.1)%
Interest expense	43	32	11	34.4%
Interest income	(289)	(4)	(285)	N/M
Other income	(119)	(2)	(117)	N/M
Income before income tax expense	1,270	1,684	(414)	(24.6)%
Income tax expense	350	480	(130)	(27.1)%
Net income	$920	$1,204	$(284)	(23.6)%
Earnings per share (diluted)	$0.15	$0.20	$(0.05)	(25.0)%

N/M =  Not Meaningful

For the three months ended March 31, 2023, consolidated net operating revenue was $25,304,000 compared with $24,967,000 for the three months ended March 31, 2022, an increase of $337,000 or 1.3%. We had increases in non-spot gross revenue of $243,000, gross interactive revenue of $158,000, gross national revenue of $157,000, gross political revenue of $73,000, and gross other revenue of $51,000 partially offset by a decrease in gross local revenue of $265,000, and an increase in agency commissions of $92,000 for the comparable period of 2022. The markets with the most significant increases in 2023 in non-spot events were Bellingham, Washington; Des Moines, Iowa; Ocala, Florida; and Yankton, South Dakota. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue. The most significant increases in gross national revenue and agency commissions occurred in our Charlottesville, Virginia; Columbus, Ohio; Ocala, Florida; Portland, Maine and Springfield, Massachusetts markets. The gross political revenue increased due to an increase at our Harrisonburg, Virginia and Milwaukee, Wisconsin markets partially offset by decreases at our other markets. We expected a decrease in the number of national, state and local elections, however, both of these markets experienced issue-related political revenue for the first quarter of 2023. The increase in gross other revenue is primarily due to new lease income at our Norfolk, Virginia market. The decrease in gross local revenue was attributable to decreases at our Columbus, Ohio; Ithaca, New York and Milwaukee, Wisconsin markets partially offset by increases at the majority of rest of our markets.

Station operating expense was $21,703,000 for the three months ended March 31, 2023, compared with $20,568,000 for the three months ended March 31, 2022, an increase of $1,135,000 or 5.5%. The increase in operating expense was primarily the result of increases in compensation-related expenses, healthcare expenses, utility expenses, programming rights expenses, promotion expenses, credit card sales expenses, sales survey expenses, and sales training expenses, of $472,000, $272,000, $88,000, $80,000, $34,000, $26,000, $25,000 and $24,000, respectively, for the comparable period of 2022.

We had operating income for the three months ended March 31, 2023 of $905,000 compared to $1,710,000 for the three months ended March 31, 2022, a decrease of $805,000. The decrease was a result of the increase in station operating expense, partially offset by an increase in net operating revenue, as noted above, offset by a decrease in corporate general and administrative expenses of $78,000 and an increase in other operating (income) expense of $85,000. The decrease in corporate general and administrative expenses was primarily comprised of a decrease of $306,000 in compensation-related expense partially offset by an increase of $75,000 in directors fees and $90,000 in other consulting fees. For our other operating (income) expense, net in 2023 we recorded a loss on the sale of fixed assets of $80,000 compared to a gain on the sale of fixed assets of $5,000 in 2022.

We generated net income of $920,000 ($0.15 per share on a fully diluted basis) during the three months ended March 31, 2023, compared to $1,204,000 ($0.20 per share on a fully diluted basis) for the three months ended March 31, 2022, a decrease of $284,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $11,000, partially offset by an increase in interest income of $285,000, an increase in other income of $117,000 and a decrease in income tax expense of $130,000. The increase in interest expense is due to an increase in interest rates and amortization of bank fees. The increase in interest income is related to higher rates of return on money market accounts reflected as cash equivalents and from our short-term investment accounts which began in May 2022. The increase in other income is due to reimbursements from the FCC related to their spectrum auction of $115,000 described in footnote 13 (Other Income) versus. the minimal other income earned in 2022. The decrease in our income tax expense is due to lower income before income tax expense and a lower effective tax rate as a result of a reduction in non-deductible compensation over the prior period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.870% at March 31, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the used portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have no debt outstanding at December 31, 2022 or March 31, 2023.

We have approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2023 and December 31, 2022.

Sources and Uses of Cash

During the three months ended March 31, 2023 and 2022, we had net cash flows from operating activities of $4,835,000 and $5,296,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2023, we have repurchased 2.2 million shares of our Class A Common Stock for $57.6 million. During the three months ended March 31, 2023, we did not repurchase any shares related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2023 were $1,362,000 ($923,000 in 2022). We anticipate capital expenditures in 2023 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

On July 12, 2021, we entered into an agreement to acquire WIZZ-AM and a translator from P. & M. Radio for $61,800 of which $5,000 was paid in 2021 and the remainder was paid on April 6, 2022 when we closed on the transaction. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in the Greenfield, Massachusetts market as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The translators are start-up stations and therefore have no pro forma revenue and expenses.

Subsequent to the quarter ending March 31, 2023, on May 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000 will be paid on June 16, 2023 to shareholders of record on May 22, 2023.

On March 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on April 7, 2023 to shareholders of record on March 20, 2023 and is recorded in dividends payables in our Condensed Consolidated Balance Sheet at March 31, 2023.

On December 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Class A Common Stock. This dividend, totaling approximately $13,800,000, was paid on January 13, 2023 to shareholders of record on December 21, 2022 and is recorded in dividends payable in our Condensed Consolidated Balance Sheet at December 31, 2022.

On September 20, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $2.00 per share on its Class A Common Stock. This dividend, totaling approximately $13,600,000, was paid on October 21, 2022 to shareholders of record on October 3, 2022.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2022 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2022 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2023.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program(2)
January 1 - January 31, 2023	—	$—	—	$18,203,509
February 1 - February 28, 2023	—		$—	$18,203,509
March 1 - March 31, 2023	—	$—	—	$18,203,509
Total	—	$—	—	$18,203,509

(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SAGA COMMUNICATIONS, INC.

Date: May 10, 2023	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2023	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)