Form 10-Q
period 2023-09-30
SAGA COMMUNICATIONS INC
filed 2023-11-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of November 6, 2023 was 6,123,529.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed consolidated balance sheets —September 30, 2023 and December 31, 2022	3

Condensed consolidated statements of operations — Three and nine months ended September 30, 2023 and 2022	4

Condensed consolidated statements of stockholders’ equity – Three and nine months ended September 30, 2023 and 2022	5

Condensed consolidated statements of cash flows —Nine months ended September 30, 2023 and 2022	6

Notes to unaudited condensed consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	29

Item 6. Exhibits	30

Signatures	31

EX-10.1

EX-10.2

EX-10.3

EX-31.1

EX-31.2

EX-32

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$31,244	$36,802
Short-term investments	10,455	10,123
Accounts receivable, net	16,340	17,440
Prepaid expenses and other current assets	2,186	2,479
Barter transactions	1,019	1,015
Total current assets	61,244	67,859
Property and equipment	148,629	146,054
Less accumulated depreciation	95,774	92,856
Net property and equipment	52,855	53,198
Other assets:
Broadcast licenses, net	90,240	90,307
Goodwill	19,236	19,236
Other intangibles, right of use assets, deferred costs and investments, net	10,792	10,153
Total assets	$234,367	$240,753

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,248	$2,654
Accrued payroll and payroll taxes	5,481	5,623
Dividend payable	1,531	13,754
Other accrued expenses	6,825	6,359
Barter transactions	1,072	987
Total current liabilities	18,157	29,377
Deferred income taxes	26,427	25,737
Other liabilities	7,848	7,110
Total liabilities	52,432	62,224
Commitments and contingencies	—	—
Shareholders’ equity:
Common Stock	78	78
Additional paid-in capital	72,222	71,664
Retained earnings	146,303	143,896
Treasury stock	(36,668)	(37,109)
Total shareholders’ equity	181,935	178,529
Total liabilities and shareholders' equity	$234,367	$240,753

Note: The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$29,149	$29,980	$83,628	$84,768
Station operating expenses	22,760	22,295	66,870	64,649
Corporate general and administrative	2,852	6,667	7,940	11,970
Other operating (income) expense, net	45	(37)	125	3
Operating income	3,492	1,055	8,693	8,146
Interest expense	44	32	130	96
Interest income	(391)	(134)	(1,027)	(187)
Other income	—	(34)	(119)	(36)
Income before income tax expense	3,839	1,191	9,709	8,273
Income tax provision
Current	835	730	2,020	2,390
Deferred	275	565	690	960
	1,110	1,295	2,710	3,350
Net income (loss)	$2,729	$(104)	$6,999	$4,923

Earnings (loss) per share:
Basic	$0.45	$(0.01)	$1.15	$0.82
Diluted	$0.45	$(0.01)	$1.15	$0.82

Weighted average common shares	6,032	5,961	6,031	5,977
Weighted average common and common equivalent shares	6,032	5,961	6,031	5,977

Dividends declared per share	$0.25	$2.25	$0.75	$2.61

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2023 and 2022

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income, three months ended March 31, 2022	—	—	—	—	—	1,204	—	1,204
Dividends declared per common share	—	—	—	—	—	(968)	—	(968)
Compensation expense related to restricted stock awards	—	—	—	—	339	—	—	339
401(k) plan contribution	—	—	—	—	(229)	—	477	248
Balance at March 31, 2022	6,835	$68	965	$9	$70,145	$164,482	$(36,962)	$197,742
Net income, three months ended June 30, 2022	—	—	—	—	—	3,823	—	3,823
Dividends declared per common share	—	—	—	—	—	(1,210)	—	(1,210)
Compensation expense related to restricted stock awards	—	—	—	—	338	—	—	338
Balance at June 30, 2022	6,835	$68	965	$9	$70,483	$167,095	$(36,962)	$200,693
Net loss, three months ended September 30, 2022	—	—	—	—	—	(104)	—	(104)
Conversion of shares from Class B to Class A	965	9	(965)	(9)	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(13,618)	—	(13,618)
Compensation expense related to restricted stock awards	—	—	—	—	1,049	—	—	1,049
Purchase of shares held in treasury	—	—	—	—	—	—	(7)	(7)
Balance at September 30, 2022	7,800	$77	—	$—	$71,532	$153,373	$(36,969)	$188,013

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income, three months ended March 31, 2023	—	—	—	—	—	920	—	920
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	245	—	—	245
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at March 31, 2023	7,867	$78	—	$—	$71,724	$143,285	$(36,668)	$178,419
Net income, three months ended June 30, 2023	—	—	—	—	—	3,350	—	3,350
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	248	—	—	248
Balance at June 30, 2023	7,867	$78	—	$—	$71,972	$145,104	$(36,668)	$180,486
Net loss, three months ended September 30, 2023	—	—	—	—	—	2,729	—	2,729
Dividends declared per common share	—	—	—	—	—	(1,530)	—	(1,530)
Compensation expense related to restricted stock awards	—	—	—	—	250	—	—	250
Balance at September 30, 2023	7,867	$78	—	$—	$72,222	$146,303	$(36,668)	$181,935

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$6,999	$4,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,737	3,834
Deferred income tax expense	690	960
Amortization of deferred costs	27	9
Compensation expense related to restricted stock awards	743	1,726
Loss on sale of assets, net	125	3
Other (gain) loss, net	(119)	3
Barter (revenue) expense, net	44	(40)
Deferred and other compensation	(239)	1,422
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	(51)	(23)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,965	1,545
Total adjustments	6,922	9,439
Net cash provided by operating activities	13,921	14,362
Cash flows from investing activities:
Purchase of short-term investments	(14,441)	(14,000)
Redemption of short-term investments	14,437	4,000
Acquisition of property and equipment (Capital Expenditures)	(3,397)	(4,731)
Acquisition of broadcast properties	-	(57)
Proceeds from sale and disposal of assets	621	66
Other investing activities	117	-
Net cash used in investing activities	(2,663)	(14,722)
Cash flows from financing activities:
Cash dividends paid	(16,816)	(6,167)
Purchase of treasury shares	-	(7)
Net cash used in financing activities	(16,816)	(6,174)
Net increase (decrease) in cash and cash equivalents	(5,558)	(6,534)
Cash and cash equivalents, beginning of period	36,802	54,760
Cash and cash equivalents, end of period	$31,244	$48,226

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. Results of operations for three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

We own or operate broadcast properties in 27 markets, including 79 FM and 33 AM radio stations and 80 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2022.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2023, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,729	$(104)	$6,999	$4,923
Less: Income allocated to unvested participating securities	41	(1)	105	37
Net income available to common shareholders	$2,688	$(103)	$6,894	$4,886

Denominator:
Denominator for basic earnings per share — weighted average shares	6,032	5,961	6,031	5,977
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,032	5,961	6,031	5,977

Earnings (loss) per share:
Basic	$0.45	$(0.01)	$1.15	$0.82
Diluted	$0.45	$(0.01)	$1.15	$0.82

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2023 and 2022, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2023 and December 31, 2022, we have recorded $10.5 million and $10.1 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10.5 million and $10.0 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from October 2023 to February 2024.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the euro-dollar rate, prime rate or have been reset at the prevailing market rate at September 30, 2023.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $497,000 and $519,000 at September 30, 2023 and December 31, 2022, respectively.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount and permanent differences related to the compensation of our former CEO. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

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

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, online promotions, advertising on our websites and online streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one-month period.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$23,946	$25,500	$69,798	$72,523
Digital Advertising Revenue	2,757	2,142	7,140	6,124
Other Revenue	2,446	2,338	6,690	6,121
Net Revenue	$29,149	$29,980	$83,628	$84,768

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the nine months ended September 30, 2023. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Common Stock and Treasury Stock

Our founder and former Chairman, President and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of stockholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B shares into Class A shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2023:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2022	6,835	965
Conversion of shares	965	(965)
Issuance of restricted stock	67	—
Balance, December 31, 2022	7,867	—
Balance, September 30, 2023	7,867	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2023, we have remaining authorization of $18.2 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three and nine months ended September 30, 2023 and 2022, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2023, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $7.0 million and $6.5 million at September 30, 2023 and December 31, 2022 respectively. Lease liabilities were $7.3 million and $6.8 million at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, we recorded additional ROU assets under operating leases of $1,778,000. Payments on lease liabilities during the three and nine months ended September 30, 2023 and 2022 totaled $470,000, $1,411,000, $466,000, and $1,372,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2023 and 2022, our total lease expense was $472,000, $1,389,000, $450,000 and $1,343,000, respectively. Short-term lease costs are de minimis in nature.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2023 (in thousands):

Years Ending December 31,
2023 (a)	$414
2024	1,769
2025	1,610
2026	1,388
2027	1,197
Thereafter	2,383
Total lease payments (b)	8,761
Less: Interest (c)	1,475
Present value of lease liabilities (d)	$7,286

(a)	Remaining payments are for the three-months ending December 31, 2023.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2023.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.6 years and 5.3%, respectively, at September 30, 2023.

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

8. Income taxes

An income tax expense of $1,110,000 was recorded for the three months ended September 30, 2023 compared to $1,295,000 for the three months ended September 30, 2022. The effective tax rate was approximately 28.9% for the three months ended September 30, 2023 compared to 108.7% for the three months ended September 30, 2022. An income tax expense of $2,710,000 was recorded for the nine months ended September 30, 2023 compared to $3,350,000 for the nine months ended September 30, 2022. The effective tax rate was approximately 27.9% for the nine months ended September 30, 2023 compared to 40.5% for the nine months ended September 30, 2022. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. The prior year quarter rate was impacted by $3.8 million in expenses related to the compensation of our former CEO upon his death, in accordance with his employment agreement, that were permanent differences between our book and taxable income.

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

2023 Incentive Compensation Plan

On May 8, 2023 our shareholders approved the 2023 Incentive Compensation Plan (the “2023 Plan”). The 2023 Plan replaces the Second Restated 2005 Plan. The Board of Directors does not intend to make any further awards under the Second Restated 2005 Plan. However, each outstanding award under the Second Restated 2005 Plan will remain outstanding under the Second Restated 2005 Plan and will continue to be governed under its terms and any applicable award agreement. The 2023 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards, including cash to eligible employees and non-employee directors of the Company and its subsidiaries. The number of shares of Common Stock that may be issued under the 2023 Plan may not exceed 600,000 shares of Class A Common Stock. The Form of Restricted Stock Option Agreements for Employees and Directors under the 2023 Plan have been filed as exhibits to this Form 10-Q are incorporated by reference.

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and nine months ended September 30, 2023 and 2022, respectively.

There were no stock options granted during 2023 or 2022 and there were no stock options outstanding as of September 30, 2023. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the restricted stock transactions for the three and nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2023	91,120	$27.15
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at September 30, 2023	91,120	$27.15

For the three and nine months ended September 30, 2023 and 2022, we had $250,000, $743,000, $1,049,000 and $1,726,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The three and nine months ended September 30, 2022 results were impacted by the immediate vesting of Mr. Christian’s restricted stock upon his passing per this employment agreement of approximately $700,000. The associated tax benefit recognized for the three and nine months ended September 30, 2023 and 2022 was $66,000, $195,000, $41,000 and $115,000, respectively.

10. Long-Term Debt

The Company has no debt outstanding at December 31, 2022 or September 30, 2023.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.31% at September 30, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both September 30, 2023 and December 31, 2022.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

On September 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000 was paid on November 3, 2023 to shareholders of record on October 11, 2023 and is recorded in dividends payable in our Condensed Consolidated Balance Sheet at September 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the radio broadcasting industry, the economy, and the Company. Words such as “anticipates,” “believes,” “can,” “could,” “endeavors” “expects,” “intends,” “is likely,” “may,” “plans,” “projects,” “seeks,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and Middle East, the effects of widespread outbreak of illness or disease, inflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2022 or in this Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

We anticipate our corporate general and administrative expense to decrease from 2022 significantly because of approximately $3.8 million in expenses incurred related to the passing of our former CEO, Edward Christian and payments required as a result of his death. This reduction will be partially offset, however, by an increase in directors’ fees of $312,000 and by investments we have made in additional corporate personnel directly attributable to sales and training initiatives.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2023 and 2022, approximately 90% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect political revenue in 2023 to decrease from 2022 levels as a result of fewer elections at the national, state and local levels.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries, sales commissions, sales survey and ratings expenses, health insurance expense, programming expenses including music licensing fees, depreciation, and advertising and promotion expenses.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. These new technologies and media are gaining advertising share against radio and other traditional media.

We are continuing to expand our digital initiative to provide a seamless experience across multiple platforms. Our goal is to allow our listeners to connect with our brands on demand, wherever, however and whenever they choose. We continue to create and expand opportunities for revenue generation through targeted digital advertising, online community news, entertainment and events and an array of digital services that include online promotions, mobile messaging, and email marketing.

During the nine months ended September 30, 2023 and 2022 and the years ended December 31, 2022 and 2021, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 36%, 38%, 38% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2023	2022	2022	2021
Market:
Columbus, Ohio	9%	10%	10%	10%
Des Moines, Iowa	5%	5%	5%	6%
Milwaukee, Wisconsin	11%	12%	12%	11%
Norfolk, Virginia	6%	6%	6%	6%
Portland, Maine	5%	5%	5%	6%

During the nine months ended September 30, 2023 and 2022 and the years ended December 31, 2022 and 2021, the radio stations in our five largest markets, when combined, represented approximately 40%, 44%, 44% and 43%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2023	2022	2022	2021
Market:
Columbus, Ohio	10%	13%	13%	12%
Des Moines, Iowa	4%	4%	4%	5%
Milwaukee, Wisconsin	13%	15%	14%	12%
Norfolk, Virginia	9%	7%	7%	7%
Portland, Maine	4%	5%	6%	7%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2023	2022	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$29,149	$29,980	$(831)	(2.8)%
Station operating expenses	22,760	22,295	465	2.1%
Corporate general and administrative	2,852	6,667	(3,815)	(57.2)%
Other operating (income) expense, net	45	(37)	82	N/M
Operating income	3,492	1,055	2,437	231.0%
Interest expense	44	32	12	37.5%
Interest income	(391)	(134)	(257)	N/M
Other income	—	(34)	34	N/M
Income before income tax expense	3,839	1,191	2,648	222.3%
Income tax provision
Current	835	730	105	14.4%
Deferred	275	565	(290)	(51.3)%
	1,110	1,295	(185)	(14.3)%
Net income (loss)	$2,729	$(104)	$2,833	(2,724.0)%
Earnings per share (diluted)	$0.45	$(0.01)	$0.46	(4,600.0)%

N/M =      Not Meaningful

For the three months ended September 30, 2023, consolidated net operating revenue was $29,149,000 compared with $29,980,000 for the three months ended September 30, 2022, a decrease of $831,000 or 2.8%. We had decreases in gross local revenue of $1,052,000 and gross political revenue of $624,000, partially offset by increases in gross interactive revenue of $696,000 and gross non-spot revenue of $156,000, from the third quarter of 2022. The decrease in gross local revenues was attributable to decreases at our Charleston, South Carolina; Clarksville, Tennessee; Columbus, Ohio; Milwaukee, Wisconsin; and Portland, Maine markets. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue. The most significant increases in gross non-spot revenue occurred in our Asheville, North Carolina; Charleston, South Carolina; Ithaca, New York; Norfolk, Virginia and Yankton, South Dakota markets.

Station operating expense was $22,760,000 for the three months ended September 30, 2023, compared with $22,295,000 for the three months ended September 30, 2022, an increase of $465,000 or 2.1%. The increase in operating expense was primarily a result of increases in compensation-related expense, healthcare costs, sales rating survey expenses, utility expenses, building maintenance and repairs, and programming rights expenses, of $331,000, $211,000, $107,000, $87,000, $82,000 and $71,000, respectively, partially offset by a decrease in commission expenses of $360,000, from the third quarter of 2022.

We had operating income for the three months ended September 30, 2023 of $3,492,000 compared to $1,055,000 for the three months ended September 30, 2022, an increase of $2,437,000. The increase in operating income was the result of a decrease in corporate general and administrative expenses of $3,815,000 partially offset by a decrease in net operating revenue and increase in station operating expense, noted above, and an increase in other operating (income) expense, net of $82,000. In the third quarter of 2022, we recorded a gain on sale of fixed assets of $37,000 compared to a loss on the sale of fixed assets in the third quarter of 2023 of $45,000 in other operating (income) expense, net. The decrease in corporate general and administrative expenses was primarily due to the $3.8 million expense recorded in the third quarter of 2022 related to the employment agreement we had with our founder and former CEO, Mr. Christian, that was required upon his death. Additionally, we had a decrease of $471,000 in compensation-related expense offset by an increase of $156,000 in travel and seminar related expenses, $150,000 in other legal and consulting fees, $104,000 in directors’ fees, and $43,000 in insurance costs.

We generated net income of $2,729,000 ($0.45 per share on a fully diluted basis) during the three months ended September 30, 2023, compared to a net loss of $104,000 ( ($0.01 ) per share on a fully diluted basis) for the three months ended September 30, 2022, an increase of $2,833,000. The increase in net income is primarily due to the increase in operating income, described above, an increase in interest income of $257,000 and a decrease in income tax expense of $185,000 partially offset by an increase in interest expense of $12,000 and a decrease in other income of $34,000. The increase in interest income is related to higher rates of return on money market accounts reflected as cash equivalents and from our short-term investment accounts which began in May 2022. The decrease in our income tax expense is due to the permanent difference between book and taxable income related to the compensation paid to our founder and former CEO as described above and in footnote 8 (Income Taxes). The increase in interest expense is due to an increase in interest rates and amortization of bank fees. The decrease in other income is due to minimal other income earned in the third quarter of 2022 versus no other income earned in the third quarter of 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2023	2022	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$83,628	$84,768	$(1,140)	(1.3)%
Station operating expenses	66,870	64,649	2,221	3.4%
Corporate general and administrative	7,940	11,970	(4,030)	(33.7)%
Other operating (income) expense, net	125	3	122	N/M
Operating income	8,693	8,146	547	6.7%
Interest expense	130	96	34	35.4%
Interest income	(1,027)	(187)	(840)	N/M
Other income	(119)	(36)	(83)	N/M
Income before income tax expense	9,709	8,273	1,436	17.4%
Income tax provision
Current	2,020	2,390	(370)	(15.5)%
Deferred	690	960	(270)	(28.1)%
	2,710	3,350	(640)	(19.1)%
Net income (loss)	$6,999	$4,923	$2,076	42.2%
Earnings per share (diluted)	$1.15	$0.82	$0.33	40.2%

N/M =  Not Meaningful

For the nine months ended September 30, 2023, consolidated net operating revenue was $83,628,000 compared with $84,768,000 for the nine months ended September 30, 2022, a decrease of $1,140,000 or 1.3%. We had decreases in gross local revenue of $2,003,000, gross political revenue of $1,229,000, and gross barter revenue of $92,000 and an increase in agency commissions of $50,000 partially offset by increases in gross interactive revenue of $1,233,000, gross non-spot revenue of $582,000 and gross national revenue of $512,000, from 2022. The decrease in gross local revenues was attributable to decreases at our Charleston, South Carolina; Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Ithaca, New York; Milwaukee, Wisconsin; Portland, Maine and Springfield, Illinois markets partially offset by increases at our Asheville, North Carolina; Bellingham, Washington; Charlottesville, Virginia and Harrisonburg, Virginia markets. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The decrease in our gross barter revenue is due to minor decreases in the majority of our markets. The increase in agency commissions is due to increases in our national revenue. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue. The most significant increases in gross national revenue occurred in our Charleston, South Carolina; Charlottesville, Virginia; Des Moines, Iowa; Norfolk, Virginia; Ocala, Florida and Springfield, Massachusetts markets. The most significant increases in gross non-spot revenue occurred in our Asheville, North Carolina; Bellingham, Washington; Charleston, South Carolina; Ithaca, New York and Yankton, South Dakota markets.

Station operating expense was $66,870,000 for the nine months ended September 30, 2023, compared with $64,649,000 for the nine months ended September 30, 2022, an increase of $2,221,000 or 3.4%. The increase in operating expense was primarily a result of increases in compensation-related expense, utility expenses, building maintenance and repairs, healthcare costs, sales rating survey expenses, programming rights expense, and music licensing fees, of $1,219,000, $274,000, $273,000, $213,000, $194,000, $184,000, and $89,000, respectively, partially offset by commission expenses of $199,000 for the comparable period of 2022.

We had operating income for the nine months ended September 30, 2023 of $8,693,000 compared to $8,146,000 for the nine months ended September 30, 2022, an increase of $547,000. The increase in operating income was the result of a decrease in corporate general and administrative expenses of $4,030,000 partially offset by a decrease in net operating revenue and increase in station operating expense, noted above, and an increase in other operating (income) expense, net of $122,000. We recorded a loss on sale of fixed assets of $125,000 in 2023 compared to a loss on the sale of fixed assets in the 2022 of $3,000 in other operating (income) expense, net. The decrease in corporate general and administrative expenses was primarily due to the $3.8 million expense recorded in the third quarter of 2022 related to the employment agreement we had with our founder and former CEO, Mr. Christian, that was required upon his death. Additionally, we had a decrease of $1,219,000 in compensation-related expense partially offset by an increase of $345,000 in other consulting fees, $202,000 in directors’ fees, $145,000 in insurance costs and $32,000 in travel and seminar related expenses.

We generated net income of $6,999,000 ($1.15 per share on a fully diluted basis) during the nine months ended September 30, 2023, compared to $4,923,000 ($0.82 per share on a fully diluted basis) for the nine months ended September 30, 2022 ended, an increase of $2,076,000. The increase in net income is primarily due to the increase in operating income, described above, an increase in interest income of $840,000, an increase in other income of $83,000 and a decrease in income tax expense of $640,000, partially offset by an increase in interest expense of $34,000. The increase in interest income is related to higher rates of return on money market accounts reflected as cash equivalents and from our short-term investment accounts which began in May 2022. The decrease in our income tax expense is due to the permanent difference between book and taxable income related to the compensation paid to our founder and former CEO as described above and in footnote 8 (Income Taxes). The increase in other income is due to reimbursements from the FCC related to their spectrum auction of $115,000 described in footnote 13 (Other Income) versus the minimal other income earned in 2022. The increase in interest expense is due to an increase in interest rates and amortization of bank fees.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.31% at September 30, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had no debt outstanding at December 31, 2022 or September 30, 2023.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both September 30, 2023 and December 31, 2022.

Sources and Uses of Cash

During the nine months ended September 30, 2023 and 2022, we had net cash flows from operating activities of $13,921,000 and $14,362,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2023, we have repurchased 2.2 million shares of our Class A Common Stock for $57.6 million. During the three and nine months ended September 30, 2023, we did not repurchase any shares related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2023 were $3,397,000 ($4,731,000 in 2022). We anticipate capital expenditures in 2023 to be approximately $4.5 million to $5.0 million, which we expect to finance through funds generated from operations.

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

On September 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000 was paid on November 3, 2023 to shareholders of record on October 11, 2023 and is recorded in dividends payable in our Condensed Consolidated Balance Sheet at September 30, 2023.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2023.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program(1)
July 1 - July 31, 2023	—	$—	—	$18,203,509
August 1 - August 31, 2023	—		$—	$18,203,509
September 1 - September 30, 2023	—	$—	—	$18,203,509
Total	—	$—	—	$18,203,509

(1)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

We made no unregistered sales of equity securities during the quarter ended September 30, 2023.

Item 6. Exhibits

10.1	Saga Communications, Inc. 2023 Incentive Compensation Plan, as filed with the Commission on August 10, 2023 and incorporated herein by reference

10.2	Form of Restricted Stock Option Agreement for Employees under the Saga Communications, Inc. 2023 Incentive Compensation Plan

10.3	Form of Restricted Stock Option Agreement for Directors under the Saga Communications, Inc. 2023 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SAGA COMMUNICATIONS, INC.

Date: November 9, 2023	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2023	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)