Form 10-K
period 2023-12-31
SAGA COMMUNICATIONS INC
filed 2024-03-15
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2023 the aggregate market value of the shares of Class A Common Stock held by nonaffiliates of the registrant, computed on the basis of the closing stock price of the Class A Common Stock on the NASDAQ was $81,896,718.

The number of shares of the registrant’s Class A Common Stock, $.01 par value outstanding as of March 2, 2024 was 6,263,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2023 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations and advertising revenue they generate, global, U.S. and local economic conditions, including the effects of inflation, our ability to successfully integrate acquired stations, regulatory requirements including royalties we pay, new technologies, health epidemics, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. As of February 29, 2024, we owned seventy-nine FM, thirty-three AM radio stations and eighty metro signals serving twenty-seven markets. Our principal executive offices are located at 73 Kercheval, Grosse Pointe Farms, Michigan 48236. We are a Florida corporation, reorganized in 2020. We were originally organized as a Delaware corporation in 1986.

During 2022, our founder and former Chief Executive Officer (“CEO”), Edward K. Christian passed away. As of the date of his passing, Mr. Christian held approximately 65% of the combined voting power of the Company’s Common Stock. His passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. We were also required to make certain payments to his estate as outlined in his employment agreement.

Strategy

Our strategy is to operate top billing radio stations, including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives, in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report.

Local programming and marketing are key components in our strategy to achieve top ratings in our radio operations. In many of our markets, the three or four most highly rated radio stations receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue is dependent upon its ability to maximize its number of listeners within an advertiser’s given demographic parameters. In certain cases we use attributes other than specific market listener data for sales activities. We also use our strong local presence and community involvement to develop strong relationships with our listeners, advertising clients and community organizations.

The radio stations that we own and/or operate employ a variety of programming formats, including Classic Hits, Country, Classic Country, Hot/Soft/Urban Adult Contemporary, Oldies, Classic Rock, Rock and News/Talk. We regularly perform extensive market research, including music evaluations, focus groups and strategic vulnerability studies. Our stations also employ audience promotions to further develop and secure a loyal following.

We concentrate on the development of strong decentralized local management, which is responsible for the day-to-day operations, including local community development, of the stations we own and/or operate. We compensate local management based on the station’s financial performance, as well as other performance factors that are deemed to affect the long-term ability of the stations to serve their local communities and to achieve financial performance objectives. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and monitoring the activities of the stations.

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

Advertising Sales

Our primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize a station’s available revenue dollars without jeopardizing listening levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Any change in our revenue, with the exception of those instances where stations are acquired or sold, is generally the result of pricing adjustments, which are made to ensure that the station efficiently utilizes available inventory.

Advertising rates charged by radio stations are based primarily on a station’s ability to attract audiences in the demographic groups targeted by advertisers, the number of stations in the market competing for the same demographic group, the supply of and demand for radio advertising time, and other qualitative factors including rates charged by competing radio stations within a given market. Radio rates are generally highest during morning and afternoon drive-time hours. Most advertising contracts are short-term, generally running for only a few weeks. This allows broadcasters the ability to modify advertising rates as dictated by changes in station ownership within a market, changes in listener ratings and changes in the business climate within a particular market.

Approximately $108,509,000 or 90% of our gross revenue for the year ended December 31, 2023 (approximately $108,999,000 or 89% in fiscal 2022 and approximately $102,367,000 or 89% in fiscal 2021) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2023 was approximately $11,880,000 or 10% of our gross revenue (approximately $13,657,000 or 11% in fiscal 2022 and approximately $13,138,000 or 11% in fiscal 2021). Gross national political revenue is included in these numbers.

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

As of December 31, 2023, we had approximately 589 full-time employees and 244 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

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

The following table sets forth information about our radio stations, including the markets they serve, their format, and the FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	Hot Adult Contemporary	C2	December 1, 2027
WTMT	Asheville, NC	Classic Rock	C2	December 1, 2027
KISM	Bellingham, WA	Classic Rock	C	February 1, 2030
KAFE	Bellingham, WA	Adult Contemporary	C	February 1, 2030
WRSY	Brattleboro, VT	Adult Album Alternative	A	April 1, 2030
WKVT	Brattleboro, VT	Classic Hits	A	April 1, 2030
WQEL	Bucyrus, OH	Classic Rock	A	October 1, 2028
WLRW	Champaign, IL	Hot Adult Contemporary	B	December 1, 2028
WIXY	Champaign, IL	Country	B1	December 1, 2028
WREE	Champaign, IL	Classic Hits	B1	December 1, 2028
WYXY	Champaign, IL	Classic Country	B	December 1, 2028
WAVF	Charleston, SC	Adult Variety Hits	C	December 1, 2027
WCKN	Charleston, SC	Country	C1	December 1, 2027
WMXZ	Charleston, SC	Hot Adult Contemporary	C2	December 1, 2027
WXST	Charleston, SC	Urban Adult Contemporary	C1	December 1, 2027
WWWV	Charlottesville, VA	Classic Rock	B	October 1, 2027
WQMZ	Charlottesville, VA	Adult Contemporary	A	October 1, 2027
WCNR	Charlottesville, VA	Adult Album Alternative	A	October 1, 2027
WCVL	Charlottesville, VA	Country	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	Hot Adult Contemporary	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	Rock	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	Country	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	Classic Hits	A	August 1, 2028
WSNY	Columbus, OH	Adult Contemporary	B	October 1, 2028
WNNP	Columbus, OH	Classic Hits	A	October 1, 2028
WNND	Columbus, OH	Classic Hits	A	October 1, 2028
WVMX	Columbus, OH	Hot Adult Contemporary	A	October 1, 2028
WLVQ	Columbus, OH	Classic Rock	B	October 1, 2028
KSTZ	Des Moines, IA	Hot Adult Contemporary	C	February 1, 2029
KIOA	Des Moines, IA	Classic Hits	C1	February 1, 2029
KAZR	Des Moines, IA	Rock	C1	February 1, 2029
KOEZ	Des Moines, IA	Soft Adult Contemporary	C1	February 1, 2029
WHAI	Greenfield, MA	Adult Contemporary	A	April 1, 2030
WPVQ	Greenfield, MA	Country	A	April 1, 2030
WMQR	Harrisonburg, VA	Hot Adult Contemporary	B1	October 1, 2027
WQPO	Harrisonburg, VA	Contemporary Hits	B	October 1, 2027
WSIG	Harrisonburg, VA	Classic Country	B1	October 1, 2027
WWRE	Harrisonburg, VA	Classic Hits	A	October 1, 2027
WOEZ	Hilton Head Island, SC	Soft Adult Contemporary	C3	December 1, 2027
WLHH	Hilton Head Island, SC	Classic Hits	C3	December 1, 2027
WVSC	Hilton Head Island, SC	Adult Variety Hits	C3	December 1, 2027
WYXL	Ithaca, NY	Adult Contemporary	B	June 1, 2030
WQNY	Ithaca, NY	Country	B	June 1, 2030
WIII	Ithaca, NY	Classic Rock	B	June 1, 2030
WFIZ	Ithaca, NY	Contemporary Hits	A	June 1, 2030

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
KEGI	Jonesboro, AR	Classic Rock	C2	June 1, 2028
KDXY	Jonesboro, AR	Country	C3	June 1, 2028
KJBX	Jonesboro, AR	Adult Contemporary	C3	June 1, 2028
WKNE	Keene, NH	Hot Adult Contemporary	B	April 1, 2030
WSNI	Keene, NH	Adult Contemporary	A	April 1, 2030
WINQ	Keene, NH	Country	A	April 1, 2030
WZID	Manchester, NH	Adult Contemporary	B	April 1, 2030
WMLL	Manchester, NH	Country	A	April 1, 2030
WKLH	Milwaukee, WI	Classic Rock	B	December 1, 2028
WHQG	Milwaukee, WI	Rock	B	December 1, 2028
WRXS	Milwaukee, WI	Oldies	A	December 1, 2028
WJMR	Milwaukee, WI	Urban Adult Contemporary	A	December 1, 2028
KMIT	Mitchell, SD	Country	C1	April 1, 2029
KUQL	Mitchell, SD	Classic Hits	C1	April 1, 2029
WNOR	Norfolk, VA	Rock	B	October 1, 2027
WAFX	Norfolk, VA	Classic Rock	C	October 1, 2027
WOGK	Ocala, FL	Country	C0	February 1, 2028
WYND	Ocala, FL	Classic Rock	A	February 1, 2028
WNDD	Ocala, FL	Classic Rock	A	February 1, 2028
WNDN	Ocala, FL	Classic Rock	A	February 1, 2028
WRSI	Northampton, MA	Adult Album Alternative	A	April 1, 2030
WPOR	Portland, ME	Country	B	April 1, 2030
WCLZ	Portland, ME	Adult Album Alternative	B	April 1, 2030
WMGX	Portland, ME	Hot Adult Contemporary	B	April 1, 2030
WYNZ	Portland, ME	Classic Hits	B1	April 1, 2030
KICD	Spencer, IA	Country	C1	February 1, 2029
KMRR	Spencer, IA	Adult Contemporary	C3	February 1, 2029
WLZX	Springfield, MA	Rock	A	April 1, 2030
WAQY	Springfield, MA	Classic Rock	B	April 1, 2030
WYMG	Springfield, IL	Classic Rock	B	December 1, 2028
WLFZ	Springfield, IL	Country	B	December 1, 2028
WDBR	Springfield, IL	Contemporary Hits	B	December 1, 2028
WTAX	Springfield, IL	News/Talk	B1	December 1, 2028
WNAX	Yankton, SD	Country	C1	April 1, 2029

AM:
WISE	Asheville, NC	Sports/Talk	B	December 1, 2027
WYSE	Asheville, NC	Sports/Talk	D	December 1, 2027
KGMI	Bellingham, WA	News/Talk	B	February 1, 2030
KPUG	Bellingham, WA	Sports/Talk	B	February 1, 2030
KBAI	Bellingham, WA	Classic Hits	B	February 1, 2030
WINQ	Brattleboro, VT	Country	C	April 1, 2030
WBCO	Bucyrus, OH	Classic Country	D	October 1, 2028
WSPO	Charleston, SC	Gospel	B	December 1, 2027
WINA	Charlottesville, VA	News/Talk	B	October 1, 2027
WVAX	Charlottesville, VA	Sports/Talk	C	October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	Soft Adult Contemporary	D	August 1, 2028
WKFN	Clarksville, TN	Sports/Talk	D	August 1, 2028
WNZE	Clarksville, TN	News/Talk	C	August 1, 2028
KRNT	Des Moines, IA	Sports/Talk	B	February 1, 2029
KPSZ	Des Moines, IA	Christian	B	February 1, 2029

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
WIZZ	Greenfield, MA	Oldies	D	April 1, 2030
WSVA	Harrisonburg, VA	News/Talk	B	October 1, 2027
WHBG	Harrisonburg, VA	Sports/Talk	D	October 1, 2027
WHCU	Ithaca, NY	News/Talk	B	June 1, 2030
WNYY	Ithaca, NY	Oldies	B	June 1, 2030
WKBK	Keene, NH	News/Talk	B	April 1, 2030
WZBK	Keene, NH	Classic Hits	D	April 1, 2030
WFEA	Manchester, NH	News/Talk	B	April 1, 2030
WJOI	Milwaukee, WI	Christian	C	December 1, 2028
WHMP	Northampton, MA	News/Talk	C	April 1, 2030
WGAN	Portland, ME	News/Talk	B	April 1, 2030
WZAN	Portland, ME	Classic Country	B	April 1, 2030
WBAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
WVAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
KICD	Spencer, IA	News/Talk	C	February 1, 2029
WLZX	Springfield, MA	Rock	D	April 1, 2030
WTAX	Springfield, IL	News/Talk	C	December 1, 2028
WNAX	Yankton, SD	News/Talk	B	April 1, 2029
(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WISE, KPSZ, KPUG, KGMI, KBAI, WNYY, WHCU, WINQ(AM) and WSVA operate with lower power at night than during daytime. WYSE, WBCO, WQEZ, WKFN, WHBG, WZBK and WLZX(AM) are “Class D” stations that operate daytime only or with greatly reduced power at night.

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

The FCC is required by the Telecommunications Act of 1996 to review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The FCC’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), modified the FCC’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. In FCC v. Prometheus Radio Project, 141 S. Ct. 1150 (2021), the U. S. Supreme Court reversed a decision of the Court of Appeals for the Third Circuit which had vacated the FCC’s 2017 order. On December 12, 2018, the FCC adopted a Notice of Proposed Rulemaking (“NPRM”) to initiate the 2018 Quadrennial Review proceeding. On June 4, 2021, the FCC released a Public Notice seeking to refresh the record in the 2018 Quadrennial Review proceeding. In 2018 Quadrennial Regulatory Review—Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996, FCC 23-117, released December 26, 2023, the FCC found that its existing rules, with some minor modifications, remain necessary in the public interest. The FCC retained the “dual network rule” and the “local radio ownership rule,” the latter of which was modified only to make permanent the interim contour-overlap methodology long used to determine ownership limits in areas outside the boundaries of defined Nielsen Audio Metro markets and in Puerto Rico. The FCC retained its local television ownership rule with adjustments to reflect changes that have occurred in the television marketplace to update the methodology for determining station ranking within a market to better reflect current industry practices, and expanded the existing prohibition on use of affiliation to circumvent the restriction on acquiring a second top-four ranked station in a market.

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

All commercial broadcasters were required to file a “biennial” ownership report, by December 1, 2023, describing the ownership of its stations as of October 1, 2023. The Company timely filed its reports. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file (“OPIF”), or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, one of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than the Company.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. In an Order and Consent Decree, Townsquare Media, Inc., DA 24-54, released January 17, 2024, the licensee of AM radio stations in Idaho agreed to pay a civil penalty of $500,000 to resolve an investigation into violations of the FCC’s rules relating to on-air sponsorship identification and the maintenance of online political files. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of 2 towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “OPIF” referred to above) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting to the OPIF of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 20-1263, released October 26, 2020). The Consent Decree required Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary filed a report with the FCC on December 8, 2021, regarding its record of compliance with the political laws and the Company’s obligations under the Consent Decree terminated as of February 7, 2022. The FCC in 2020 revised its rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company’s subsidiaries, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers. In an NPRM, Priority Application Review for Broadcast Stations that Provide Local Journalism or Other Locally Originated Programming, FCC 24-1 (MB Docket No. 24-14), released January 17, 2024, the FCC proposed to prioritize processing review of certain applications filed by commercial and noncommercial radio and television broadcast stations that provide locally originated programming. The FCC stated that its goal is “to provide additional incentive to stations to provide programming that responds to the needs and interests of the communities they are licensed to serve.” The FCC stated that the program would be “voluntary” and that such prioritization would be granted to renewal applicants, as well as applicants for assignment or transfer of license, that certify they provide locally originated programming, thereby advancing the FCC’s efforts to promote localism and serve local communities across the nation. If the Company were not to certify that its stations provide local programming, actions on its applications to acquire new facilities might be deferred until applications containing such certifications had been earlier processed. However, there is some risk in certifying since competitors or members of the public might file adverse petitions challenging the accuracy of such certifications. The FCC is seeking comment on the proposal and the Company cannot predict whether such rules will be adopted and become effective.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year. The Company timely paid its regulatory fees for Fiscal Year 2023.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community). The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. As announced in an NPRM released June 21, 2019 (MB Docket No. 19-177), the FCC is reviewing the EEO rules. In the NPRM, the FCC seeks comment on its track record on EEO enforcement, whether the agency should make improvements to EEO compliance and enforcement, and invites comment on its audit program. In a Further NPRM (MB Docket No. 98-204), released July 23, 2021, the FCC sought to refresh the existing record regarding the statutorily mandated collection of data on the FCC Form 395-B, as contemplated by the Act. This employment report form is intended to gather workforce composition data from broadcasters on an annual basis but the filing of the form was suspended in 2001 in the wake of a decision by the U.S. Court of Appeals (MD/DC/DE Broadcasters Association v. FCC, Case No. 1094, 236 F.3d 13 (2001); rehearing denied, 253 F. 3d 732 (2001), cert. denied, 534 U.S. 1113 (2002)) vacating certain aspects of the EEO requirements. While the FCC in 2004 adopted revised regulations regarding the filing of Form 395-B and updated the form, the requirement that broadcasters once again submit the form to the FCC was suspended until issues were resolved regarding confidentiality of the employment data. On February 22, 2024, the FCC released its Fourth Report and Order, Order on Reconsideration, and Second Further Notice of Rulemaking, FCC 24-18, reinstating the filing of Form 395-B. The Company cannot predict the impact of the reinstated form on the Company or its operations.

Time Brokerage Agreements.   As is common in the industry, we have previously entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”) which are sometimes termed “Local Marketing Agreements.” Such arrangements are an extension of the concept of agreements under which a licensee of a station sells (or “leases”) blocks of time on its station to an entity or entities which purchase the blocks of time and use the time to broadcast material the lessee has produced, or which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately-owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the financing, programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. The Company’s stations currently are not parties to any TBAs.

The FCC’s rules provide that a station purchasing (brokering or leasing) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. Effective October 22, 2020, the FCC eliminated Title 47 C.F.R. § 73.3556, a rule that prohibited the duplication of programming on co-owned radio stations in the same market. A petition for reconsideration of that action as to FM duplication is pending. Reports have circulated that some members of the FCC are considering a proposal that would reinstate the rule in some form. If the non-duplication rule were reinstated, it could require the Company to expend additional funds to program separately some currently simulcast stations. The Company cannot predict how the FCC may act on the petition.

The FCC has adopted rules that require the broadcast of a specific disclosure at the time of broadcast if material aired pursuant to a lease of time on a station has been sponsored, paid for, or furnished by a foreign governmental entity. Consistent with the Communications Act and the FCC’s sponsorship identification rules, the Company’s stations are required to disclose political programming or programming involving the discussion of a controversial issue if such programming is provided by a foreign governmental entity for free, or for nominal compensation, as an inducement to air. The rule requires the Company to exercise reasonable diligence (and obtain certifications from lessees) to ascertain whether the foreign sponsorship disclosure requirements apply at the time of the lease agreement and at any renewal thereof. A station must place in its OPIF on a quarterly basis certain information if the station broadcasts such foreign-sponsored programming. On October 6, 2022, the FCC released a Second NPRM, seeking comment on establishing a requirement that licensees require a lessee to use a specific certification form to disclose whether a lessee is or is not a foreign governmental entity and whether it knows of any entity or individual further back in the programming production or distribution chain that qualifies as a foreign governmental entity. By Public Notice, released December 13, 2022, the FCC extended the Comment and Reply Comment Deadlines in this proceeding. If adopted, the proposed rules would require the Company to upload the certifications to the OPIF whether or not the lessee has a connection to a foreign government. The Company cannot predict whether such new rules will be adopted, and if so, the form they might take.

Other FCC Requirements.

Low Power FM Radio.   There exists a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of NCE FM stations with up to 100 watts ERP with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with an NCE format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. As required by the Local Community Radio Act of 2010, the FCC in 2012 modified its rules to maintain its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. By Report and Order, released April 23, 2020, the FCC modified the LPFM technical rules in four main ways: (1) expanding the permissible use of directional antennas; (2) expanding the definition of minor change applications for LPFM stations; (3) allowing LPFM stations to own FM boosters; and (4) permitting LPFM and Class D FM stations operating on the NCE FM reserved band (channels 201 to 220) to propose facilities short-spaced to television stations operating on channel 6 (TV6) with the consent of the potentially affected stations. The FCC also took other less significant actions affecting the LPFM service.

On January 5, 2012, the FCC released a Report to Congress on the impact that LPFM stations would have on full-service commercial FM stations. The FCC “found no statistically reliable evidence that low-power FM stations have a substantial or consistent economic impact on full-service commercial FM stations,” and that “low-power FM stations generally do not have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations.” Some LPFM stations that broadcast commercial announcements in violation of the law could have a negative economic impact on the Company’s stations. On July 31, 2023, the FCC’s Media Bureau announced a filing window for applications for LPFM new station construction permits. The filing window opened on Wednesday, December 6, 2023, and was extended to close on December 15, 2023. More than 1,000 LPFM applications were received during the filing window. Although rule-compliant LPFM stations compete for audience with the Company’s full-power and FM translator stations, the Company cannot predict whether there will be future negative economic impact on its stations.

As part of the transition of television stations from analog to digital operations, the FCC sought comment in a 2014 NPRM on whether to allow low power television (“LPTV”) stations (so-called “Franken FM” or “FM6” radio stations) on digital television channel 6 to continue to operate analog FM radio-type services on an ancillary or supplementary basis on 87.75 MHz at the lower end of the portion of the FM band reserved for NCE stations. On June 7, 2022 (MB Docket No. 03-185), the FCC released a Fifth NPRM seeking comment on whether FM6 operations serve the public interest and should be authorized to continue in any capacity. The FCC limited the scope of FM6 operations to only those LPTV channel 6 stations with "active" FM6 engineering special temporary authority on the release date of the Fifth NPRM. In its Fifth Report and Order, Amendment of Parts 73 & 74 of the Commission's Rules to Establish Rules for Digital Low Power TV & TV Translator Stations, FCC 23-58, released July 20, 2023, the FCC concluded that the public interest will be served by allowing the continued operation of existing analog FM6 LPTV radio stations subject to certain conditions. The FCC declined to adopt a proposal discussed in the Fifth NPRM that would allow new FM radio stations to be licensed on 82-88 MHz across the United States, for lack of record support. There are only 14 authorized FM6 stations. There is an FM6 station in the Norfolk, Virginia, radio market where the Company operates two commercial radio stations. The Company cannot predict whether the FM6 station will have any impact on the Company’s stations in that market.

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

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers and on portable receivers such as cell phones, in automobiles, and through so-called “smart speakers” like Amazon’s Alexa service. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. Due to interference generated by their electric motors, some manufacturers of all-electric vehicles do not market vehicles that can receive AM broadcasts over the air (although AM broadcasts can be heard over digital streaming services, such as Tunein Radio). In the U. S. Senate, a Bill, S.1669 bill would require the Department of Transportation to issue a rule that requires all new motor vehicles to have devices that can access AM broadcast stations installed as standard equipment. The Company cannot predict whether the bill will be enacted into law. To date, the Company has not perceived negative economic impact from DARS or Internet-streamed audio on the Company’s full-service stations and FM translators, possibly due, in part, to the possibility of confusion in the digital advertising market, but the Company cannot predict whether there will be future negative economic impact.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to four additional program streams over FM stations and one over AM stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 55 stations. In an Order and NPRM, the FCC proposed changes to its digital audio broadcasting technical rules that would permit additional FM stations to increase FM HD effective radiated power beyond the existing levels without the need for individual Commission authorization. In addition, the FCC proposed to allow digital FM stations to operate with asymmetric power on the digital sidebands. This would allow stations to operate with different power levels on the upper and lower digital sidebands, as a way to facilitate greater digital FM radio coverage without interfering with adjacent channel FM stations. The Company cannot predict whether the proposed rules will be adopted.

On October 28, 2020, the FCC released a Report and Order, in which it adopted rules (effective January 4, 2021) to allow AM radio stations to broadcast an all-digital signal using the HD Radio IBOC mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

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

Changes to Application and Assignment Procedures.    FCC rules  give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modify the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third Report and Order which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC sought comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC changes its rules as proposed. In 2018, the FCC issued a Notice of Inquiry on whether to issue an NPRM that could lead to creation of a new Class C4 FM station that would allow use of power of up to 12 kW ERP, but the matter remains pending before the FCC.

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

In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlined how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective (“Mechanical Rights Collective”) to administer the blanket license, and makes various improvements to royalty rate proceedings. This law could impose an additional financial burden on the Company, but the extent of the burden depends on how the fee payment requirement is structured.

Proposal to Mandate Broadcasters to Participate in the Disaster Information Reporting System (“DIRS”) and Network Outage Reporting System (“NORS”). In an NPRM, Resilient Networks; Amendments to Part 4 of the Commission’s Rules Concerning Disruptions to Communications; New Part 4 of the Commission’s Rules Concerning Disruptions to Communications, 36 FCC Rcd 14802 (2021), the FCC sought comment on measures to help ensure that communications services remain operational when disasters strike. The NPRM asks whether the FCC should adopt rules making participation in the DIRS and NORS mandatory. On January 4, 2024, the FCC made public a proposed “Second Further NPRM” to inquire whether to require TV and radio broadcasters, satellite providers, and broadband Internet access service providers to report in NORS and/or DIRS. Implementation of DIRS and NORS by the Company could result in significant costs, but the Company cannot predict whether the rules will be adopted and if so, the form they may take.

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

Information About Our Executive Officers

Our current executive officers are:

Name	Age	Position

Christopher S. Forgy	63	President, Chief Executive Officer; Director
Samuel D. Bush	66	Senior Vice President, Treasurer and Chief Financial Officer
Catherine A. Bobinski	64	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Wayne Leland	59	Senior Vice President of Operations

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Forgy has been President and Chief Executive Officer since December 2022. He was previously our Senior Vice President of Operations from May 2018 until his appointment to President and Chief Executive Officer. He was President/General Manager of our Columbus, Ohio market from 2010 to 2018 and was Director of Sales of our Columbus, Ohio market from 1995 to 2006. He has been with Saga for over 20 years..

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

General Risks Related to the Economy

Continued Uncertain Financial and Economic Conditions may have an Adverse Impact on our Business, Results of Operations or Financial Condition

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

We May be Adversely Affected by the Effects of Inflation

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates, increased cost of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operation and when the cost of inflation is incurred.

Our Business and Operations Could be Adversely Affected by Health Epidemics, Pandemics or Similar Outbreaks, Natural Disasters and Other Catastrophes, Impacting the Markets and Communities in which we and our Partners, Advertisers, and Users Operate

We face various risks related to health epidemics, pandemics, or similar outbreaks, natural disasters and other catastrophes that are beyond our control, which have materially and adversely affected our business and may continue to materially and adversely affect our results of operations, liquidity and financial condition. The extent of the impact of health epidemics, pandemics or similar outbreaks, natural disasters and other catastrophes in the future, on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous factors that we may not be able to accurately predict or assess, including the negative impact on the economy and economic activity, changes in advertising customers and consumer behavior, short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to such outbreaks, and any resulting macroeconomic conditions; and how quickly economies recover after such outbreaks or pandemics subside.

The effects of health epidemics, pandemics or similar outbreaks, natural disasters and other catastrophes in the future, may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent pandemics or outbreaks adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein.

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

We Depend on Key Stations

Historically our top five markets when combined represented 36%, 38%, and 39% of our net operating revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

The Russia-Ukraine war and the conflict in Gaza have created not only great devastation but also a worldwide instability that could impact economies across the globe. While direct impacts to our business are limited, the indirect impacts to our customers could impact demand for advertising and other indirect impacts could arise. In addition, the impact of other current macro-economic factors on our business, including inflation, supply chain constraints and geopolitical events, is uncertain.

Risks Related to Our Financing

We May Have Substantial Indebtedness and Debt Service Requirements

While we currently have no debt outstanding at December 31, 2023 we have previously borrowed and may borrow to finance acquisitions and for other corporate purposes. If we borrow in the future, our leverage could make us vulnerable to an increase in interest rates, particularly related to the Secured Overnight Financing Rate (“SOFR”) as outlined in our new credit facility amendment, a downturn in our operating performance, or a decline in general economic conditions. Our credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of December 19, 2027. We believe that cash flows from operations will be sufficient to meet any debt service requirements for interest and scheduled payments of principal under the credit facility in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

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

Our Success Depends on our Ability to Identify and Integrate Acquired Stations

As part of our strategy, we have pursued and may continue to pursue acquisitions of additional radio stations, subject to the terms of our credit facility. Competitors may be able to outbid us for acquisitions. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

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

The Royalties We Pay to Copyright Owners Could Increase Significantly, and Proposed Legislation Could Require Radio Broadcasters to Pay Royalties to Record Labels and Recording Artists

We pay royalties to copyright owners of musical compositions (typically song composers and publishers) whenever we broadcast or stream musical compositions. These royalties are paid through ASCAP, BMI, SESAC, GMR and Sound Exchange. The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process. Increased royalty rates could significantly increase our expenses, which could adversely affect our business. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, legislation has been previously introduced in Congress that would require radio broadcasters to pay a performance royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to performance fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2023, our FCC broadcasting licenses represented 39% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The FCC has expanded the scope of items considered indecent to include material that could be considered “blasphemy,” “personally reviling epithets,” “profanity” and vulgar or coarse words, amounting to a nuisance. Effective January 15, 2024, the maximum forfeiture penalty (after 2024 annual inflation adjustment) for an indecency violation is $495,500 per incident and $4,573,840 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

We are Subject to a Series of Risks Regarding Scrutiny of Environmental, Social and Governance Matters

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, and governance (“ESG”) practices. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors, use such ratings to assess companies’ ESG profiles. There are also increasing regulatory expectations for ESG matters. Various policymakers, including the SEC, have adopted (or are considering adopting) requirements to disclose certain climate-related or other ESG information, which may require additional costs to comply. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten the risk. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additionally risks, including risks that may not be known to us.

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

To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there remains the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. The Company currently maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses nor may it be available in the future.

Risks Related to the Ownership of Our Stock

The Company is No Longer Controlled by our President, Chief Executive Officer and Chairman

Edward K. Christian, our founder and former President, Chief Executive Officer and Chairman, passed away on August 19, 2022. Mr. Christian held approximately 65% of the combined voting power of our Common Stock (based on Class B Common Stock generally being entitled to ten votes per share, with certain exceptions, but not including options to acquire Class B Common Stock). As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Upon Mr. Christian’s passing on August 19, 2022, his Class B shares were transferred into an estate planning trust and that transfer resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A Share. Those Class A Shares have the same voting rights as all other Class A Shares, and the estate has approximately 16% voting rights after the conversion of the shares from Class B Shares to Class A Shares. The Company’s subsidiaries holding FCC licenses timely applied to the FCC for consent to transfer of control of the subsidiaries from Mr. Christian to the shareholders of the Company, and those applications were routinely approved by the FCC on December 20, 2023. As a result of the change in voting control, the Company has entered into a period of significant transition and is potentially more vulnerable to activist investors or hostile takeover attempts. If the Company is unable to manage this transition effectively, it may have an adverse impact on the Company and its shareholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established processes and policies for assessing, identifying and managing material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework and include a Cybersecurity Incident Response Plan (“CIRP”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management processes, policies and CIRP are focused on (1) developing organizational understanding to manage cybersecurity risks, (2) applying safeguards to protect our systems, (3) detecting the occurrence of a cybersecurity incident, (4) responding to a cybersecurity incident and (5) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. Our processes and policies include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face, see Item lA Risk Factors - Information Technology and Cybersecurity Failures or Data Security Breaches Could Harm Our Business.

Governance

Cybersecurity and risks related to our information technology and other computer resources are an important focus of our Board of Directors' risk oversight. The Board has created a Cybersecurity Sub Committee of our Audit Committee for oversight of cybersecurity and other information technology risks. Our Cybersecurity Sub Committee of our Audit Committee receives materials on a frequent basis to address the identification and status of information technology cybersecurity risks, and management, including our Chief Technology Officer (CTO), provides periodic updates to our Cybersecurity Sub Committee. The Sub Committee reports to the full Board regarding its activities. The full Board also receives briefings from management on our cyber risk management program.

The CTO is responsible for managing our information security team to ensure they are assessing and managing cybersecurity risks in accordance with our processes and procedures. Our CTO has approximately 25 years' experience managing enterprise information technology systems.

Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Pursuant to our CIRP, when a cybersecurity event has been identified through our detection processes, it is assessed in order to determine whether the event is a cybersecurity incident. Our CIRP designates the primary manager of a cybersecurity incident, describes the parties who should be informed about the incident and outlines the processes for containment, eradication, recovery and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, members of our senior management team and Board of Directors are notified of an incident and kept informed of the mitigation and remediation of the incident.

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

As of December 31, 2023, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 1.7 years to 8.0 years. We own or lease our transmitter and antenna sites, with lease terms that expire in 1 year to 67 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA.

The closing price for our Class A Common Stock on March 5, 2024 as reported by the NASDAQ was $23.39. As of March 5, 2024, there were approximately 168 holders of record of our Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

During 2023, our Board of Directors declared four quarterly cash dividends and one special dividend totaling $3.00 per share on our Classes A shares. These dividends totaling approximately $18.6 million were accrued or paid during 2023. See Note 1 of the financial statements for specific details on the dividends.

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

The Company currently intends to declare regular quarterly cash dividends as well as variable dividends in accordance with the terms of its variable dividend policy. As previously reported, our Board adopted a variable dividend policy for the allocation of available cash aligned with the goals of maintaining a strong balance sheet, increasing cash returns to shareholders, and continuing to grow the Company through strategic acquisitions. The Company may also declare special dividends and implementation of stock buybacks in future periods. The declaration and payment of any future dividend, whether fixed, special, or based on the variable policy, or the implementation of any stock buyback program will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations, and other pertinent factors.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2023. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program (2)
October 1 - October 31, 2023	—	$—	—	$18,203,509
November 1 - November 30, 2023	10,475	$20.02	—	$17,993,800
December 1 - December 31, 2023	799	$21.37	—	$17,976,728
Total	11,274	$20.12	—	$17,976,728
(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

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

General

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the years ended December 31, 2023, 2022 and 2021, approximately 90%, 89% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue was significantly lower in 2023 and 2021 due to the decreased number of national, state, and local elections in most of our markets as compared to 2022. Our gross political revenue for the years ended December 31, 2023, 2022 and 2021 was $944,000, $3,625,000 and $1,780,000, respectively. We expect political revenue in 2024 to increase from 2023 levels as a result of more elections in 2024 at the local, state and national levels.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries and related benefit costs, sales commissions, programming expenses, depreciation, and advertising and promotion expenses.

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

During the years ended December 31, 2023, 2022 and 2021, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia and Portland, Maine markets, when combined, represented approximately 36%, 38%, and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2023	2022	2021
Market:
Columbus, Ohio	9%	10%	10%
Des Moines, Iowa	5%	5%	6%
Milwaukee, Wisconsin	11%	12%	11%
Norfolk, Virginia	6%	6%	6%
Portland, Maine	5%	5%	6%

During the years ended December 31, 2023, 2022 and 2021, the radio stations in our five largest markets when combined, represented approximately 40%, 44% and 43%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2023	2022	2021
Market:
Columbus, Ohio	10%	13%	12%
Des Moines, Iowa	4%	4%	5%
Milwaukee, Wisconsin	12%	14%	12%
Norfolk, Virginia	9%	7%	7%
Portland, Maine	5%	6%	7%
(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the three years ended December 31, 2023, 2022 and 2021.

Consolidated Results of Operations

				2023 vs. 2022		2022 vs. 2021
	Years Ended December 31,			$ Increase	% Increase	$ Increase	% Increase
	2023	2022	2021	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$112,773	$114,893	$108,343	$(2,120)	(1.8)%	$6,550	6.0%
Station operating expense	90,199	87,537	83,245	2,662	3.0%	4,292	5.2%
Corporate general and administrative	10,966	14,300	10,040	(3,334)	(23.3)%	4,260	42.4%
Other operating expense (income), net	120	(14)	7	134	N/M	(21)	N/M
Operating income	11,488	13,070	15,051	(1,582)	(12.1)%	(1,981)	(13.2)%
Interest expense	173	130	284	43	33.1%	(154)	(54.2)%
Interest income	(1,441)	(410)	(16)	(1,031)	N/M	(394)	N/M
Other income	(119)	(652)	(634)	533	(82)%	(18)	N/M
Income before income tax expense	12,875	14,002	15,417	(1,127)	(8.0)%	(1,415)	(9.2)%
Income tax provision	3,375	4,800	4,260	(1,425)	(29.7)%	540	12.7%
Net income	$9,500	$9,202	$11,157	$298	3.2%	$(1,955)	(17.5)%

Earnings per share (diluted)	$1.55	$1.52	$1.85	$0.03	2.0%	$(0.33)	(17.8)%

N/M = Not Meaningful

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For the year ended December 31, 2023, consolidated net operating revenue was $112,773,000 compared with $114,893,000 for the year ended December 31, 2022, a decrease of $2,120,000 or 1.8%. The decrease in revenue in 2023 was due to decreases in gross political revenue of $2,681,000, and gross local revenue of $2,401,000 partially offset by increases in gross interactive revenue of $1,890,000, non-spot revenue of $679,000 and gross national revenue of $385,000 from 2022. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The most significant decreases in gross local revenue occurred in our Charleston, South Carolina; Columbus, Ohio; Ithaca, New York; Milwaukee, Wisconsin; Portland, Maine and Springfield, Illinois markets partially offset by increases at our Asheville, North Carolina; Harrisonburg, Virginia and Ocala, Florida markets. The increase in gross interactive results is primarily due to an increase in our streaming revenue. The markets with the most significant increases in 2023 in non-spot events were Bellingham, Washington; Charleston, South Carolina; Ithaca, New York and Yankton, South Dakota. The most significant increases in gross national revenue occurred in our Charleston, South Carolina; Charlottesville, Virginia; Des Moines, Iowa; Ocala, Florida and Springfield, Massachusetts markets.

Station operating expense was $90,199,000 for the year ended December 31, 2023, compared with $87,537,000 for the year ended December 31, 2022, an increase of $2,662,000 or 3.0%. The increase in operating expenses was primarily a result of increases in compensation-related expenses, healthcare costs, sales survey expenses, utility expenses, building maintenance and repairs, and programming rights expenses of $1,605,000, $469,000, $314,000, $248,000, $235,000, and $172,000, respectively, partially offset by decreases in commission expenses of $383,000 from 2022.

We had operating income for the year ended December 31, 2023 of $11,488,000 compared to $13,070,000 for the year ended December 31, 2022, a decrease of $1,582,000. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, described above, a increase in other operating expense of $134,000 partially offset by a decrease in our corporate general and administrative expenses of $3,334,000 or 23.3%. We recorded a loss on sale of fixed assets of $120,000 in 2023 compared to a gain on sale of fixed assets of $14,000 in 2022. The decrease in corporate general and administrative expenses was primarily attributable to the $3.8 million expense recorded in the third quarter of 2022 related the employment agreement we had with our founder and former CEO, Mr. Christian, that was required upon his death. Additionally, we had a decrease of $1,020,000 in compensation-related expense partially offset by increase of $416,000 in insurance costs, $407,000 in directors’ fees, $379,000 in legal and other consulting fees, and $30,000 in travel and seminar related expenses.

We generated net income of $9,500,000 ($1.55 per share on a fully diluted basis) during the year ended December 31, 2023, compared to $9,202,000 ($1.52 per share on a fully diluted basis) for the year ended December 31, 2022, an increase of $298,000. The increase in net income is due to the decrease of operating income, described above, an increase in interest expense of $43,000, a decrease of other income of $533,000 offset by an increase in interest income of $1,031,000 and a decrease in income taxes of $1,425,000. The increase in interest expense is due to an increase in the interest rates attributable to our unused commitment fees and amortization of bank fees. The decrease in other income is primarily due to reimbursements from the FCC related to their spectrum auction of $115,000 in 2023 versus insurance proceeds in 2022 of $535,000 and reimbursements from the FCC related to their spectrum auction of $116,000 in 2022 as described in footnote 16 (Other Income). The increase in interest income is related to higher rates of return on money market accounts reflected as cash equivalents and from our short-term investment accounts which began in May 2022. The decrease in our income tax expense is due to the decreased in net income before income tax combined with the increase in rate in 2022 as a result of the permanent difference between book and taxable income related to the compensation paid to our founder and former CEO as described above and in footnote 6 (Income Taxes).

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

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.38% at December 31, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had no debt outstanding at December 31, 2022 or December 31, 2023.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both December 31, 2022 and December 31, 2023.

Sources and Uses of Cash

During the years ended December 31, 2023, 2022 and 2021, we had net cash flows from operating activities of $15,379,000, $17,125,000 and $19,104,000, respectively. We believe that cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From the Buy-Back Program’s inception in 1998 through December 31, 2023, we have repurchased 2.2 million shares of our Class A Common Stock for $57.8 million. During the year ended December 31, 2023, approximately 11,274 shares were retained for payment of withholding taxes for $226,781 related to the vesting of restricted stock. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2023 were $4,356,000 ($5,994,000 in 2022). We anticipate capital expenditures in 2024 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million which we expect to finance through funds generated from operations or borrowings under our credit agreement. We expect to close on this acquisition in the second quarter of 2024.

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

On December 7, 2023, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $12,500,000, was paid on January 12, 2024 to shareholders of record on December 20, 2023 and is recorded in dividends payable in our Consolidated Balance Sheet at December 31, 2023.

On November 16, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on December 15, 2023 to shareholders of record on November 27, 2023.

On September 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on November 3, 2023 to shareholders of record on October 11, 2023.

On May 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on June 16, 2023 to shareholders of record on May 22, 2023.

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

On May 3, 2022, we used $10 million in cash to purchase U.S. Treasury Bills to be held to maturity with maturity dates between July 2022 and February 2023. During 2022, $8 million of those $10 million were redeemed and we used the proceeds to purchase an additional $8 million of U.S. Treasury Bills to be held to maturity. At December 31, 2022, we had recorded $10.1 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10 million.

During 2023, we used the proceeds from our U.S. Treasury Bills to purchase additional U.S. Treasury Bills when they were up for redemption at various times through the year. We redeemed $20.7 million in U.S. Treasury Bills and purchase an additionally $20.7 million in U.S. Treasury Bills. At December 2023, we have recorded $10.6 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10.6 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from March 2024 to July 2024.

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

Summary Disclosures About Contractual Obligations

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2023:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years

	(In thousands)
Interest Payments on Long-Term Debt(1)	$564	$135	$299	$130	$—
Operating Leases	8,803	1,857	3,180	2,166	1,600
Purchase Obligations(2)	31,791	18,081	10,585	3,125	—

Total Contractual Cash Obligations	$41,158	$20,073	$14,064	$5,421	$1,600
(1)	Interest payments on our Credit Facility are based on unused commitment of the credit facility and scheduled debt maturities, if we were to borrow in the future and the interest rates are held constant over the remaining terms.
(2)	Includes $13,708,000 in obligations under employment agreements and contracts with on-air personalities, other employees, and our President, and CEO, Christopher S. Forgy and $5,300,000 in obligations under the asset purchase agreement for the acquisition of radio stations in the Lafayette, Indiana market.

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

Carrying Value of Accounts Receivable and Related Allowance for Credit Losses:   We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, COVID-19 potential impact on our customers’ business, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history and the length of time the receivables are past due, ranging from 50% for amounts 90 days outstanding to 100% for amounts over 120 days outstanding. If our evaluations of the collectability of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required. Our historical estimates have been a reliable method to estimate future allowances and our reserves have averaged approximately 2-5% of our outstanding receivables. The effect of an increase in our allowance of 1% of our outstanding receivables as of December 31, 2023, from 3.8% to 4.8% or from $618,000 to $781,000 would result in a decrease in net income of $158,000, net of taxes for the year ended December 31, 2023. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss.

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

Broadcast Licenses and Goodwill:   As of December 31, 2023, we have recorded approximately $90,240,000 in broadcast licenses and $19,236,000 in goodwill, which represents 47% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

There was no impairment of broadcast licenses in 2021, 2022 or 2023.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, during our 2023 impairment test had the fair values of each of our broadcasting licenses been lower by 10%-30%, we would not have had to record any additional broadcast license impairment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting as of December 31, 2023 has been audited by UHY LLP, an independent registered public accounting firm, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors Saga Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Saga Communications, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Saga Communications, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule, and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

/s/ UHY LLP
Sterling Heights, Michigan
March 15, 2024

Item 9B.   Other Information

None.

Items 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Information About Our Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	50
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2023 and 2022	52
— Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	53
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021	54
— Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	55
Notes to Consolidated Financial Statements	56

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts, listed in the index at item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter – Broadcast License Impairment Analysis

As disclosed in Notes 1 and 3 to the financial statements, the Company evaluates Federal Communications Commission licenses (or “broadcast licenses”) for impairment on an annual basis as of October 1st or, more frequently, if events or changes in circumstances indicate that the carrying value of the Company’s broadcast licenses may not be recoverable. The broadcast license balance as of December 31, 2023 was $90.2 million. The Company considers potential impairment by comparing the fair value of a market’s broadcast license to its carrying value. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections include significant judgments and assumptions related to market growth rates and market profit margin, estimated available market revenue including market share, terminal values and discount rates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. We tested the effectiveness of the control over management’s evaluation and determination of estimates and assumptions used as the inputs in the impairment models. We compared the cash flow models prepared by management to historical revenues and profit margins as well as third-party market data to evaluate the reasonableness of the assumptions. We evaluated historical trends in assessing the reasonableness of growth rate assumptions and performed sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We performed procedures to verify the mathematical accuracy of the calculations of broadcast license impairment used by management. We involved our valuation specialists to assist us in identifying the significant assumptions underlying the models, assessing the rationale and supporting documents related to these assumptions and determining the appropriateness and reasonableness of the methodologies employed. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2015.

Sterling Heights, Michigan

March 15, 2024

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2023	2022

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$29,582	$36,802
Short-term investments	10,595	10,123
Accounts receivable, less allowance of $618, ($519 in 2022)	17,173	17,440
Prepaid expenses and other current assets	2,451	2,479
Barter transactions	843	1,015
Total current assets	60,644	67,859
Property and equipment	148,265	146,054
Less accumulated depreciation	96,860	92,856
Net property and equipment	51,405	53,198
Other assets:
Broadcast licenses, net	90,240	90,307
Goodwill	19,236	19,236
Other intangibles, right of use assets, deferred costs and investments, net of accumulated amortization of $15,984 ($15,944 in 2022)	10,688	10,153
Total assets	$232,213	$240,753

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,802	$2,654
Accrued expenses:
Accrued payroll and payroll taxes	5,318	5,623
Dividend payable	12,505	13,754
Other accrued expenses	6,480	6,359
Barter transactions	924	987
Total current liabilities	28,029	29,377
Deferred income taxes	26,122	25,737
Other liabilities	7,513	7,110
Total liabilities	61,664	62,224
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 8,007 issued (7,867 in 2022)	80	78
Class B common stock, $.01 par value, 3,500 shares authorized, 0 issued (0 in 2022)	—	—
Additional paid-in capital	72,593	71,664
Retained earnings	134,771	143,896
Treasury stock (1,754 shares in 2023 and 1,753 shares in 2022, at cost)	(36,895)	(37,109)
Total shareholders’ equity	170,549	178,529
Total liabilities and shareholders' equity	$232,213	$240,753

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Net operating revenue	$112,773	$114,893	$108,343
Operating expenses:
Station operating expense	90,199	87,537	83,245
Corporate general and administrative	10,966	14,300	10,040
Other operating expense (income), net	120	(14)	7
	101,285	101,823	93,292
Operating income	11,488	13,070	15,051
Other (income) expenses:
Interest expense	173	130	284
Interest income	(1,441)	(410)	(16)
Other income	(119)	(652)	(634)
Income before income tax expense	12,875	14,002	15,417
Income tax provision:
Current	2,990	3,865	4,065
Deferred	385	935	195
	3,375	4,800	4,260
Net income	$9,500	$9,202	$11,157

Earnings per share:
Basic	$1.55	$1.52	$1.85
Diluted	$1.55	$1.52	$1.85

Weighted average common shares	6,045	5,973	5,917
Weighted average common and common equivalent shares	6,045	5,973	5,917

Dividends declared per share	$3.00	$4.86	$0.98

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2023, 2022 and 2021

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2021	6,785	$68	938	$9	$68,900	$158,990	$(37,425)	190,542
Net income	—	—	—	—	—	11,157	—	11,157
Conversion of shares from Class B to Class A	12	—	(12)	—	—	—	—	—
Forfeiture of restricted stock	38	—	39	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(5,901)	—	(5,901)
Compensation expense related to restricted stock awards	—	—	—	—	1,335	—	—	1,335
Purchase of shares held in treasury	—	—	—	—	—	—	(435)	(435)
401(k) plan contribution	—	—	—	—	(200)	—	421	221
Balance at December 31, 2021	6,835	$68	965	$9	$70,035	$164,246	$(37,439)	$196,919
Net income	—	—	—	—	—	9,202	—	9,202
Conversion of shares from Class B to Class A	965	9	(965)	(9)	—	—	—	—
Issuance of restricted stock	67	1	—	—	(1)	—	—	—
Dividends declared per common share	—	—	—	—	—	(29,552)	—	(29,552)
Compensation expense related to restricted stock awards	—	—	—	—	1,858	—	—	1,858
Purchase of shares held in treasury	—	—	—	—	—	—	(147)	(147)
401(k) plan contribution	—	—	—	—	(228)	—	477	249
Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income	—	—	—	—	—	9,500	—	9,500
Conversion of shares from Class B to Class A	—	—	—	—	—	—	—	—
Issuance of restricted stock	140	2	—	—	(2)	—	—	—
Dividends declared per common share	—	—	—	—	—	(18,625)	—	(18,625)
Compensation expense related to restricted stock awards	—	—	—	—	1,116	—	—	1,116
Purchase of shares held in treasury	—	—	—	—	—	—	(227)	(227)
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Statement of Cash Flows
Cash flows from operating activities:
Net income	$9,500	$9,202	$11,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,055	5,171	5,749
Deferred income tax expense	385	935	195
Amortization of deferred costs	36	10	37
Compensation expense related to restricted stock awards	1,116	1,858	1,335
Loss on sale of assets, net	120	(14)	7
(Gain) on insurance claims	—	(534)	(589)
Other (gain) loss, net	(119)	(118)	(45)
Barter (revenue) expense, net	50	46	(2)
Deferred and other compensation	(100)	1,425	(215)
Changes in assets and liabilities:
(Increase) decrease in receivables and prepaid expenses	(1,303)	(1,135)	507
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	639	279	968
Total adjustments	5,879	7,923	7,947
Net cash provided by operating activities	15,379	17,125	19,104
Cash flows from investing activities:
Purchase of short-term investments	(20,728)	(18,000)	—
Redemption of short-term investments	20,723	8,000	—
Acquisition of property and equipment (Capital Expenditures)	(4,356)	(5,994)	(3,969)
Acquisition of broadcast properties	—	(57)	(150)
Proceeds from sale and disposal of assets	1,747	411	142
Proceeds from insurance claims	—	534	589
Other investing activities	117	116	40
Net cash used in investing activities	(2,497)	(14,990)	(3,348)
Cash flows from financing activities:
Payments on long-term debt	—	—	(10,000)
Cash dividends paid	(19,875)	(19,785)	(1,914)
Payments for debt issuance costs	—	(161)	—
Purchase of treasury shares	(227)	(147)	(435)
Net cash used in financing activities	(20,102)	(20,093)	(12,349)
Net increase (decrease) in cash and cash equivalents	(7,220)	(17,958)	3,407
Cash and cash equivalents, beginning of period	36,802	54,760	51,353
Cash and cash equivalents, end of period	$29,582	$36,802	$54,760

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a media company whose business is devoted to acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We currently own or operated seventy-nine FM, thirty-three AM radio stations and eighty metro signals, serving twenty-seven markets throughout the United States.

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

Our top five markets when combined represented 36%, 38% and 39% of our net operating revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for credit losses at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2023 and 2022.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At December 31, 2023 and 2022, we have recorded $10.6 million and $10.1 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $10.6 million and $10.0 million respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from March 2024 to July 2024.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight financing rate (“SOFR”), prime rate or have been reset at the prevailing market rate at December 31, 2023.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for credit losses during the years ended December 31, 2023, 2022 and 2021 was as follows:

			Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Year Ended	of Period	Expenses	Recoveries	Period

	(in thousands)
December 31, 2023	$519	$397	$(298)	$618
December 31, 2022	$469	$408	$(358)	$519
December 31, 2021	$648	$56	$(235)	$469

Barter Transactions

Our radio stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2023, 2022 and 2021.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2023	2022

	(In thousands)

Land and land improvements	—	$15,239	$15,259
Buildings	31.5 years	40,460	40,823
Towers and antennae	7-15 years	27,145	26,992
Equipment	3-15 years	54,747	52,459
Furniture, fixtures and leasehold improvements	7-20 years	7,907	7,741
Vehicles	5 years	2,767	2,780
		148,265	146,054
Accumulated depreciation		(96,860)	(92,856)
Net property and equipment		$51,405	$53,198

Depreciation expense for the  years ended December 31, 2023, 2022 and 2021, was $5,013,000, $5,133,000 and $5,362,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 112 broadcast licenses serving 27 markets, which require renewal over the period of 2027-2030. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the Credit Facility. During the years ended December 31, 2023, 2022 and 2021, we recognized interest expense related to the amortization of debt issuance costs of $36,000, $10,000 and $37,000, respectively.

At December 31, 2023 and 2022 the net book value of debt issuance costs related to our line of credit was $130,000, and $166,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Common Stock

Our founder and former Chairman, President, and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on our Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock were only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 16% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

Treasury Stock

In March 2013, our Board of Directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2023, we had remaining authorization of $18.0 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Shareholders’ equity. During 2023, 2022 and 2021, we acquired 11,274 shares at an average price of $20.12 per share, 6,044 shares at an average price of $24.27 per share and 16,577 shares at an average price of $26.25 per share, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $1,705,000, $1,646,000 and $1,396,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Dividends

The Company currently intends to declare regular quarterly cash dividends, we well as variable dividends in accordance with the terms of our variable dividend policy. The Company may also declare special dividend in future periods. The declaration and payment of any future dividend, whether fixed, special or based on the variable policy will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations and other pertinent factors.

On December 7, 2023, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on its Classes A Common Stock. This dividend, totaling approximately $12,500,000, was paid on January 12, 2024 to shareholders of record on December 20, 2023 and is recorded in dividends payable in our Consolidated Balance Sheet at December 31, 2023.

On November 16, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on December 15, 2023 to shareholders of record on November 27, 2023.

On September 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on November 3, 2023 to shareholders of record on October 11, 2023.

On May 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,500,000, was paid on June 16, 2023 to shareholders of record on May 22, 2023.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Earnings Per Share

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. We have participating securities related to restricted stock units, granted under our Second Amended and Restated 2005 Incentive Compensation Plan and our 2023 Incentive Compensation Plan, that earn dividends on an equal basis with common shares. In applying the two-class method, earnings are allocated to both common shares and participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$9,500	$9,202	$11,157
Less: Income allocated to unvested participating securities	149	140	190
Net income available to common shareholders	$9,351	$9,062	$10,967

Denominator:
Denominator for basic earnings per share — weighted average shares	6,045	5,973	5,917
Effect of dilutive securities:
Common stock equivalents	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,045	5,973	5,917

Earnings per share:
Basic	$1.55	$1.52	$1.85
Diluted	$1.55	$1.52	$1.85

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended December 31, 2023, 2022, and 2021, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-09 will have on our financial statement disclosures.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2023	2022	2021

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$94,228	$98,709	$95,573
Digital Advertising Revenue	9,623	7,912	6,337
Other Revenue	8,922	8,272	6,433
Net Revenue	$112,773	$114,893	$108,343

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

are less than net book value, then the net book value is reduced to the estimated fair value. Amortizable intangible assets are included in other intangibles, deferred costs and investments in the consolidated balance sheets.

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2023 and 2022 as follows:

Total
(in thousands)

Balance at January 1, 2022	$90,277
Acquisitions	30
Balance at December 31, 2022	$90,307
Disposals	(67)
Balance at December 31, 2023	$90,240

2023 Impairment Test

We completed our impairment annual impairment test of broadcast licenses during the fourth quarter of 2023 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2023, the fourth quarter of 2022 and the fourth quarter of 2021. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2023, 2022 and 2021: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates were relatively consistent; (3) the discount rate decreased from 2021 and remained relatively consistent after that; and (4) current year revenue projections decreased with amounts previously projected for 2023.

	Fourth	Fourth	Fourth
	Quarter	Quarter	Quarter
	2023	2022	2021
Discount rates	10.0%	9.5%	12.3% - 12.6%
Operating profit margin ranges	17.8% - 36.4%	17.8% - 36.4%	17.8% - 36.4%
Market long-term revenue growth rates	1.0% - 2.0%	1.0% - 2.0%	0.2% - 2.6%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2022 Impairment Test

During the fourth quarter of 2022, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

2021 Impairment Test

During the fourth quarter of 2021, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Goodwill

During the fourth quarter of 2023, 2022 and 2021, the Company performed its annual impairment test of goodwill in accordance with ASC 350 and determined that the fair value was in excess of its carrying value and, accordingly, no impairment was recorded.

We have recorded the changes to goodwill for each of the years ended December 31, 2023 and 2022 as follows:

Total
(in thousands)

Balance at January 1, 2022	$19,209
Acquisitions	27
Balance at December 31, 2022	$19,236
Acquisitions	—
Balance at December 31, 2023	$19,236

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2023 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,652	313
Customer relationships	4,660	4,660	—
Other intangibles	1,844	1,811	33
Total amortizable intangible assets	$16,330	$15,984	$346

We have recorded amortizable intangible assets at December 31, 2022 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,624	341
Customer relationships	4,660	4,660	—
Other intangibles	1,829	1,799	30
Total amortizable intangible assets	$16,315	$15,944	$371

Aggregate amortization expense for these intangible assets for the years ended December 31, 2023, 2022 and 2021, was $42,000, $48,000 and $387,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 is $71,000, $67,000, $66,000, $61,000 and $31,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.    Long-Term Debt

The Company has no debt outstanding at December 31, 2023 or December 31, 2022.

On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.38% at December 31, 2023), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both December 31, 2023 and December 31, 2022.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.    Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021

	(In thousands)

Cash paid during the period for:
Interest	$100	$145	$253
Income taxes	$2,790	$4,160	$3,450
Non-cash transactions:
Barter revenue	$2,402	$2,431	$2,125
Barter expense	$2,452	$2,477	$2,124
Acquisition of property and equipment	$55	$2	$—
Use of treasury shares for 401(k) match	$256	$249	$221

6.    Income Taxes

An income tax expense of $3,375,000 was recorded for the year ended December 31, 2023 compared to income tax expense of $4,800,000 for the year ended December 31, 2022. The effective tax rate was approximately 26.2% for the year ended December 31, 2023 compared to 34.3% for the year ended December 31, 2022. The 2022 year to date tax rate was impacted by $3.8 million in expenses in the third quarter related to the compensation of our CEO upon his death, in accordance with his employment agreement that are permanent differences between our book and taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022

	(In thousands)

Deferred tax liabilities:
Property and equipment	$3,976	$4,218
Intangible assets	23,006	22,355
Prepaid expenses	490	477
Total deferred tax liabilities	27,472	27,050
Deferred tax assets:
Allowance for credit losses	81	56
Compensation	1,107	1,134
Other accrued liabilities	162	123
	1,350	1,313
Less: valuation allowance	—	—
Total net deferred tax assets	1,350	1,313
Net deferred tax liabilities	$26,122	$25,737
Current portion of deferred tax assets	$296	$341
Non-current portion of deferred tax liabilities	(26,418)	(26,078)
Net deferred tax liabilities	$(26,122)	$(25,737)

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2023 and December 31, 2022, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2023 and 2022, net deferred tax liabilities include a deferred tax asset of $1,350,000 and $1,313,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, the allowance for credit losses, and other accrued expenses.

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
Federal	$2,240	$2,800	$3,080
State	750	1,065	985
Total current	2,990	3,865	4,065
Total deferred	385	935	195
Total Income Tax Provision	$3,375	$4,800	$4,260

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$2,694	$2,927	$3,209
State tax expense, net of federal benefit	637	939	815
Other, net	44	934	236
	$3,375	$4,800	$4,260

The 2023, 2022 and 2021 effective tax rates exceed the federal statutory rate primarily due to non-deductible compensation related expenses and state income taxes.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2020. The Company is subject to examination for income and non-income tax filings in various states.

As of December 31, 2023, and 2022 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, we had $-, $-, and $600, respectively, tax-related interest and penalties and had $0 accrued at December 31, 2023 and 2022.

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

The number of shares of Common Stock that was allowed to be issued under the Second Restated 2005 Plan may not exceed 370,000 shares of Class B Common Stock, 990,000 shares of Class A Common Stock of which up to 620,000 shares of Class A Common Stock were to be issued pursuant to incentive stock options and 370,000 Class A Common Stock were to be issued upon conversion of Class B Common Stock. Awards denominated in Class A Common Stock were to be granted to any employee or director under the Second Restated 2005 Plan. Upon the passing of Mr. Christian, we no longer have any holders of Class B Common Stock, as those awards denominated in Class B Common Stock were only able to be granted to Mr. Christian. Stock options granted under the Second Restated 2005 Plan were to be for terms not exceeding ten years from the date of grant and could not be exercised at a price which was less than 100% of the fair market value of shares at the date of grant.

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

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2023, 2022 and 2021. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

There were no options granted during 2023, 2022 and 2021 and there were no stock options outstanding as of December 31, 2023.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2021	63,755	$32.90
Granted	77,913	23.00
Vested	(41,059)	33.85
Forfeited/canceled/expired	—	-
Outstanding at December 31, 2021	100,609	$24.85
Granted	66,274	28.70
Vested	(75,763)	25.45
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2022	91,120	$27.15
Granted	139,663	20.41
Vested	(37,224)	26.74
Forfeited/canceled/expired	—	—
Non-vested and outstanding at December 31, 2022	193,559	$22.36
Weighted average remaining contractual life (in years)	2.5

The weighted average grant date fair value of restricted stock that granted during 2023, 2022 and 2021 was $2,850,000, $1,902,000, and $1,792,000 respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $4,132,000, $2,397,000 and $2,354,000 at December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022 and 2021 we had $1,116,000, $1,858,000 and $1,335,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2023, 2022 and 2021 was $294,000, $149,000 and $121,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $-, $3,500 and $1,550 in 2023, 2022 and 2021, respectively. The Company’s discretionary contribution to the plan was approximately $268,000, $256,000 and $250,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2023, 2022 and 2021 was $226,000, $135,000 and $100,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pending Acquisitions

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million which we expect to finance through funds generated from operations or borrowings under our credit agreement. We expect to close on this acquisition in the second quarter of 2024.

2023 Dispositions

On February 28, 2023, we closed on an agreement to sell WPVQ-AM located in our Greenfield, Massachusetts market to Hampden Communications Corp for $2,000. We recorded a $43,000 loss on the sale in our other operating (income) expense, net line item on our Consolidated Statement of Operations.

On March 20, 2023, we submitted a request to the FCC to cancel our FCC license for WHMQ-AM located in our Greenfield, Massachusetts market. We recorded a $22,000 loss on the disposal in our other operating (income) expense, net line items in our Consolidated Statement of Operations.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2023 and 2022 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2023 and 2022 acquisitions at their respective acquisition dates.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Payments Under the Principal Shareholder Employment Agreement

The amended 2011 employment agreement terminated upon Mr. Christian’s death on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, and described above. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. As a result of our contractual obligations under the Mr. Christian’s agreement, Mr. Christian’s estate was the beneficiary of a gross amount of approximately $5.8 million in cash, common stock and a life insurance policy of which $3.9 million was recorded upon his passing in the third quarter of 2022, and $1.9 million had been accrued for in previous periods. The estate was the beneficiary of a lump-sum payment of his current base salary plus accrued unused vacation time totaling $1.9 million which was paid in October 2022. Mr. Christian’s estate was also provided with a prorated bonus that Mr. Christian earned of approximately $633,000 which was paid in March 2023. Mr. Christian had approximately $65,000 withheld as deferred compensation that was paid to the estate in January 2023. Additionally, under the agreement, any award previously granted under the Company’s 2005 Incentive Compensation Plan were immediately vested and provided to the estate. At the date of Mr. Christian’s passing, he had approximately 55,000 shares of unvested restricted stock that immediately vested at a price of $24.80 for a total of $1.4 million in common stock received by the estate. Mr. Christian’s estate is now the beneficiary of the Split Dollar life insurance policy that has a cash surrender value of approximately $971,000. Under the agreement, the Company will be responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy. The estimate of the possible loss related to that tax obligation cannot be made at this time due to uncertainties related to the timing of the transfer. Lastly, under the agreement, the Company shall continue to pay for the healthcare coverage and life insurance premiums for Mr. Christian’s spouse for ten years which totals approximately $800,000.

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

Mr. Forgy will have the opportunity to earn an annual performance bonus under the CEO Plan. His bonus in any fiscal year will be in a minimum of 35% and a maximum of 100% of his annual base salary as of January 1 of the fiscal year, and will be based on his performance and the achievement of performance goals established by the Compensation Committee within the first 90 days of the fiscal year. The Board may instead grant Mr. Forgy a discretionary bonus in the case of a financial, national or global occurrence, or a generally difficult year. Mr. Forgy was granted a $50,000 discretionary bonus for the 2022 fiscal year and a $245,000 discretionary bonus for the 2023 fiscal year. Mr. Forgy is also eligible for equity awards under the 2005 Incentive Compensation Plan, or any successor equity incentive plan, in accordance with the provisions of that plan that apply to the CEO.

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

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. In July 2020, Eric Christian, Chief Marketing Officer entered into a Change in Control Agreement. Eric Christian is the son of Edward K. Christian, our former President, CEO and Chairman. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the shareholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Other Related Party Transactions

Effective June 19, 2019, we employed Eric Christian, son of Edward K. Christian, our President, CEO and Chairman at the time, as our Director of Solution Architecture. Eric Christian was promoted to Vice President of Digital Solutions in July 2020 and was subsequently was promoted to Chief Marketing Officer in February 2023. The Board of Directors approved the employment of Eric Christian and subsequent promotions. As previously disclosed, Edward K. Chrisian passed away in August 2022 and resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust, of which Edward K. Christian’s surviving spouse, and Eric Christian’s mother is the trustee of. The estate owns approximately 16% of the Common Stock outstanding.

11.    Common Stock

As previously disclosed, as a result of the passing of our founder and former Chairman, President and CEO, Edward K. Christian and the resultant transfer of his Class B shares into an estate planning trust resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A share. We no longer have any shares of Class B Common Stock issued or outstanding, nor will there be any issued in the future.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of eight members at December 31, 2023. Currently, our Board of Directors consists of eight members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

12.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2023, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $7.0 million and $6.5 million at December 31, 2023 and 2022, respectively. Lease liabilities were $7.3 million and $6.8 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we recorded additional ROU assets under operating leases of $2,171,000, which is a non-cash transaction. Payments on lease liabilities during the year ended December 31, 2023 and 2022 totaled $1,826,000 and $1,797,000,respectively.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2023, 2022 and 2021, our total lease expense was $1,864,000, $1,807,000 and $1,765,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2023 (in thousands):

Years Ending December 31,
2024	$1,857
2025	1,701
2026	1,479
2027	1,290
2028	876
Thereafter	1,600
Total lease payments (a)	8,803
Less: Interest (b)	1,455
Present value of lease liabilities (c)	$7,348
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2023.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.5 years and 5.4%, respectively, at December 31, 2023.

Performance Fees and Royalties

We incur fees from performing rights organizations (“PRO”) to license our public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, (1) entered into an Interim License Agreement with American Society of Composers, Authors and Publishers that was effective January 1, 2022 and will remain in effect until the date on which the parties reached agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026; (2) entered into an Interim License Agreement with Broadcast Music, Inc. that was effective January 1, 2022 and will remain in effect until the date on which the parties reached agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026; (3) reached an agreement with the Society of European Stage Authors and Composers that is retroactive to January 1, 2016 and is currently on an interim license at the rate that was in place at the end of 2022 and (4) in February 2022, RMLC and Global Music Rights (“GMR”) announced that the conditions of their agreement to settle the GMR-RMLC antitrust and/or unfair competition litigations had been reached and we have entered into an agreement with GMR.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2023	2022
Cash and cash equivalents	Level 1	$29,582	$36,802
Short-term investments	Level 1	10,596	10,090
Revolving Credit Facility	Level 2	—	—

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

During the fourth quarter of 2023, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

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

14.    Quarterly Results of Operations (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

	(in thousands, except per share data)
Net operating revenue	$25,304	$24,967	$29,175	$29,821	$29,149	$29,980	$29,145	$30,125
Station operating expenses	21,703	20,568	22,407	21,786	22,760	22,295	23,329	22,888
Corporate G&A	2,616	2,694	2,472	2,609	2,852	6,667	3,026	2,330
Other operating expense (income), net	80	(5)	—	45	45	(37)	(5)	(17)
Operating income (loss)	905	1,710	4,296	5,381	3,492	1,055	2,795	4,924
Other (income) expenses:
Interest expense	43	32	43	32	44	32	43	34
Interest (income)	(289)	(4)	(347)	(49)	(391)	(134)	(414)	(223)
Other (income) expense	(119)	(2)	—	—	—	(34)	—	(616)
Income before income taxes	1,270	1,684	4,600	5,398	3,839	1,191	3,166	5,729
Income tax provision (benefit)
Current	280	400	905	1,260	835	730	970	1,475
Deferred	70	80	345	315	275	565	(305)	(25)
	350	480	1,250	1,575	1,110	1,295	665	1,450
Net income (loss)	$920	$1,204	$3,350	$3,823	$2,729	$(104)	$2,501	$4,279

Basic earnings(loss) per share	$0.15	$0.20	$0.55	$0.63	$0.45	$(0.01)	$0.40	$0.70
Weighted average common shares	6,028	5,948	6,032	5,952	6,032	5,961	6,030	6,013

Diluted earnings (loss) per share	$0.15	$0.20	$0.55	$0.63	$0.45	$(0.01)	$0.40	$0.70
Weighted average common and common equivalent shares	6,028	5,948	6,032	5,952	6,032	5,961	6,030	6,013

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

16. Other Income

    In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds.  The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations.  The 2018 Reimbursement Expansion Act appropriated $1 billon in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack.  During 2022, the Company received approximately $116,000 in reimbursement for our FM stations.  During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations.  Both of these reimbursements are recorded in other (income) expense, net in the Company’s Consolidated Statement of Operations.  We do not anticipate receiving any additional reimbursements related to this.

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

17.    Subsequent Events

On February 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000, will be paid on March 8, 2024 to shareholders of record on February 20, 2024.

On March 6, 2024 the Company’s Board of Directors declared a variable cash dividend of $0.60 per share on its Class A Common Stock. This dividend, totaling approximately $3,800,000, will be paid on April 5, 2024 to shareholders of record on March 18, 2024.

EXHIBIT INDEX

Exhibit No.	Location	Description

3.1	5	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3.2	5	Bylaws, as amended April 16, 2020.
4	14	Description of the Company’s Securities
10.1	1	Summary of Executive Insured Medical Reimbursement Plan.
10.2	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10.3	5	Chief Executive Officer Annual Incentive Plan.
10.4	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10.5	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.6	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.7	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10.8	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10.9	9	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10.10	8	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10.11	10	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10.12	11	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10.13	12	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10.14	13	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10.15	15	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
10.16	16	Third Amendment to Employment Agreement dated January 25, 2022 between Saga Communications, Inc, and Edward K. Christian.
10.17	17	Letter of Agreement regarding employment of Warren S. Lada as Interim President and CEO dated August 21, 2022.
10.18	18	Employment Agreement of Christopher Forgy dated as of November 16, 2022.
10.19	18	Letter of Employment of Wayne Leland dated as of November 16, 2022.
10.20	19	Third Amendment to Credit Agreement dated December 19, 2022 between the Company and JPMorgan Chase Bank, N.A., and The Huntington National Bank.
10.21	20	Saga Communications, Inc. 2023 Incentive Compensation Plan
10.22	21	Form of Restricted Stock Option Agreement for Employees under the Saga Communications, Inc. 2023 Incentive Compensation Plan
10.23	21	Form of Restricted Stock Option Agreement for Directors under the Saga Communications, Inc. 2023 Incentive Compensation Plan
21	*	Subsidiaries.
23	*	Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Saga Communications, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed as Appendix A to the Company’s Consent Solicitation (Filed No: 001-11588) filed on September 17, 2013 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K/A filed on April 8, 2016 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2020 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 27, 2022 and incorporated by reference herein.

17	Exhibit filed with the Company’s Form 8-K filed on August 25, 2022 and incorporated by reference herein.

18	Exhibits filed with the Company’s Form 8-K filed on November 16, 2022 and incorporated by reference herein.

19	Exhibit filed wit the Company’s Form 10-K for the year ended December 31, 2022 and incorporated by reference herein.

20	Exhibit filed with the Company’s Form S-8 filed on August 10, 2023 and incorporated by reference herein.

21	Exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

SAGA COMMUNICATIONS, INC.

By:	/s/ Christopher S. Forgy
Christopher S. Forgy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2024.

Signatures

/s/ Christopher S. Forgy	President, Chief Executive Officer and
Christopher S. Forgy	Director

/s/ Samuel D. Bush	Senior Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ Warren Lada	Chairman of the Board and Director
Warren Lada

/s/ Marcia K. Lobaito	Director
Marcia K. Lobaito

/s/ Michael W. Schechter	Director
Michael W. Schechter