Form 10-Q
period 2024-03-31
SAGA COMMUNICATIONS INC
filed 2024-05-10
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of May 6, 2024 was 6,263,236.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,177	$29,582
Short-term investments	8,598	10,595
Accounts receivable, net	14,640	17,173
Prepaid expenses and other current assets	3,145	2,451
Barter transactions	1,013	843
Total current assets	47,573	60,644
Property and equipment	148,343	148,265
Less accumulated depreciation	97,113	96,860
Net property and equipment	51,230	51,405
Other assets:
Broadcast licenses, net	89,367	90,240
Goodwill	19,153	19,236
Other intangibles, right of use assets, deferred costs and investments, net	10,723	10,688
Total assets	$218,046	$232,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,356	$2,802
Accrued expenses:
Accrued payroll and payroll taxes	5,275	5,318
Dividend payable	3,758	12,505
Other accrued expenses	6,862	6,480
Barter transactions	1,106	924
Total current liabilities	20,357	28,029
Deferred income taxes	26,057	26,122
Other liabilities	7,260	7,513
Total liabilities	53,674	61,664
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	80	80
Additional paid-in capital	72,839	72,593
Retained earnings	127,873	134,771
Treasury stock	(36,420)	(36,895)
Total shareholders’ equity	164,372	170,549
Total liabilities and shareholders' equity	$218,046	$232,213

Note: The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$24,664	$25,304
Station operating expenses	22,981	21,703
Corporate general and administrative	3,129	2,616
Other operating expense, net	971	80
Operating (loss) income	(2,417)	905
Interest expense	43	43
Interest income	(303)	(289)
Other income	—	(119)
Income (loss) before income tax expense	(2,157)	1,270
Income tax provision (benefit)
Current	(515)	280
Deferred	(65)	70
	(580)	350
Net (loss) income	$(1,577)	$920

Earnings (loss) per share:
Basic	$(0.25)	$0.15
Diluted	$(0.25)	$0.15

Weighted average common shares	6,063	6,028
Weighted average common and common equivalent shares	6,063	6,028

Dividends declared per share	$0.85	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income, three months ended March 31, 2023	—	—	—	—	—	920	—	920
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	245	—	—	245
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at March 31, 2023	7,867	$78	—	$—	$71,724	$143,285	$(36,668)	$178,419

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net income (loss), three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net (loss) income	$(1,577)	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198	1,237
Deferred income tax expense (benefit)	(65)	70
Amortization of deferred costs	9	9
Compensation expense related to restricted stock awards	453	245
Loss on sale of assets, net	971	80
Other (gain), net	-	(119)
Barter (revenue) expense, net	13	(48)
Deferred and other compensation	(24)	(245)
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	2,135	2,367
Increase in accounts payable, accrued expenses, and other liabilities	690	319
Total adjustments	5,380	3,915
Net cash provided by operating activities	3,803	4,835
Cash flows from investing activities:
Purchase of short-term investments	(4,297)	(2,067)
Redemption of short-term investments	6,432	2,067
Acquisition of property and equipment (Capital Expenditures)	(1,050)	(1,362)
Proceeds from sale and disposal of assets	21	616
Other investing activities	(246)	117
Net cash provided by (used in) investing activities	860	(629)
Cash flows from financing activities:
Cash dividends paid	(14,068)	(13,754)
Net cash used in financing activities	(14,068)	(13,754)
Net decrease in cash and cash equivalents	(9,405)	(9,548)
Cash and cash equivalents, beginning of period	29,582	36,802
Cash and cash equivalents, end of period	$20,177	$27,254

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. Results of operations for three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

We own or operate broadcast properties in 27 markets, including 79 FM and 31 AM radio stations and 78 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2023.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2024, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands, except per share data)
Numerator:
Net (loss) income	$(1,577)	$920
Less: Income (loss) allocated to unvested participating securities	(50)	14
Net (loss) income available to common shareholders	$(1,527)	$906

Denominator:
Denominator for basic earnings per share — weighted average shares	6,063	6,028
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,063	6,028

Earnings (loss) per share:
Basic	$(0.25)	$0.15
Diluted	$(0.25)	$0.15

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2024 and 2023, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At March 31, 2024 and December 31, 2023, we have recorded $8.6 million and $10.6 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $8.6 million and $10.6 million, respectively. Our held-to-maturity U.S. Treasury Bills currently all have original maturity dates ranging from April 2024 to July 2024.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at March 31, 2024.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $913,000 and $618,000 at March 31, 2024 and December 31, 2023, respectively.

Income Taxes

Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount and permanent differences related to executive compensation. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

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

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$20,482	$21,468
Digital Advertising Revenue	2,449	1,910
Other Revenue	1,733	1,926
Net Revenue	$24,664	$25,304

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2024. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2024:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2023	7,867	—
Issuance of restricted stock	140	—
Balance, December 31, 2023	8,007	—
Balance, March 31, 2024	8,007	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2024, we have remaining authorization of $18.0 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three months ended March 31, 2024 and 2023, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2024, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.6 million and $7.0 million at March 31, 2024 and December 31, 2023 respectively. Lease liabilities were $6.8 million and $7.3 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, we did not record any additional ROU assets under operating leases. Payments on lease liabilities during the three months ended March 31, 2024 and 2023 totaled $528,000, and $526,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2024 and 2023, our total lease expense was $475,000, and $460,000, respectively. Short-term lease costs are de minimis in nature.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2024 (in thousands):

Years Ending December 31,
2024 (a)	$1,321
2025	1,689
2026	1,468
2027	1,277
2028	863
Thereafter	1,582
Total lease payments (b)	8,200
Less: Interest (c)	1,353
Present value of lease liabilities (d)	$6,847

(a)	Remaining payments are for the nine-months ending December 31, 2024.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2024.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 5.5%, respectively, at March 31, 2024.

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

Pending Acquisitions

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million which we expect to finance through funds generated from operations or borrowings under our credit agreement. During the first quarter of 2024, we have placed an escrow deposit of $250,000 for this acquisition. We expect to close on this acquisition in the second quarter of 2024.

2024 Dispositions

On March 29, 2024, we closed on an agreement to sell WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market to EZ Radio LLC for $10,000. We recorded a $147,000 loss on the sale in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

On March 22, 2024, we submitted a request to the FCC to cancel our FCC license for KBAI-AM located in our Bellingham, Washington market. We recorded a $800,000 loss on the disposal in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

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

8. Income taxes

An income tax benefit of $580,000 was recorded for the three months ended March 31, 2024 compared to income tax expense of $350,000 for the three months ended March 31, 2023. The effective tax rate was approximately 26.9% for the three months ended March 31, 2024 compared to 27.6% for the three months ended March 31, 2023. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019, our shareholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, the “Second Restated 2005 Plan”). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allowed for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors.

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

2023 Incentive Compensation Plan

On May 8, 2023, our shareholders approved the 2023 Incentive Compensation Plan (the “2023 Plan”). The 2023 Plan replaces the Second Restated 2005 Plan. The Board of Directors does not intend to make any further awards under the Second Restated 2005 Plan. However, each outstanding award under the Second Restated 2005 Plan will remain outstanding under the Second Restated 2005 Plan and will continue to be governed under its terms and any applicable award agreement. The 2023 Plan allows for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards, including cash to eligible employees and non-employee directors of the Company and its subsidiaries. The number of shares of Common Stock that may be issued under the 2023 Plan may not exceed 600,000 shares of Class A Common Stock. The Form of Restricted Stock Option Agreements for Employees and Directors under the 2023 Plan have been filed as exhibits to this Form 10-Q are incorporated by reference.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three months ended March 31, 2024 and 2023, respectively.

There were no stock options granted during 2024 or 2023 and there were no stock options outstanding as of March 31, 2024. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2024	193,529	$22.36
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at March 31, 2024	193,529	$22.36

For the three months ended March 31, 2024 and 2023, we had $453,000 and $245,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2024 and 2023 was $119,000 and $64,000, respectively.

10. Long-Term Debt

The Company has no debt outstanding at December 31, 2023 or March 31, 2024.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.34% at March 31, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2024 and December 31, 2023.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

During 2024, the Company’s Board of Directors declared a quarterly cash dividend and a variable cash dividend on its Class A Common Stock. These dividends totaling approximately $5.3 million were accrued or paid during the first quarter of 2024.

During 2023, our Board of Directors declared four quarterly cash dividends and one special dividend totaling $3.00 per share on our Class A shares. These dividends totaling approximately $18.6 million were accrued or paid during 2023.

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

13. Other Income

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. The 2018 Reimbursement Expansion Act, appropriated $1 billion in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack. During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations.  This reimbursements was recorded in other (income), expense, net, in the Company’s Condensed Consolidated Statement of Operations.  We do not anticipate receiving any additional reimbursements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and Middle East, the effects of widespread outbreak of illness or disease, inflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2023 or in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2023. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Financial Condition and Results of Operations

General

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 27 markets, including 79 FM and 31 AM radio stations and 78 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the three months ended March 31, 2024 and 2023, approximately 90% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect political revenue in 2024 to increase from 2023 levels as a result of more elections at the national, state and local levels.

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

During the three months ended March 31, 2024 and 2023 and the years ended December 31, 2023 and 2022, our Charleston, South Carolina: Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 37%, 37% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	6%	5%	6%	6%
Columbus, Ohio	8%	9%	9%	10%
Des Moines, Iowa	5%	6%	5%	5%
Milwaukee, Wisconsin	11%	11%	11%	12%
Norfolk, Virginia	5%	6%	6%	6%

During the three months ended March 31, 2024 and 2023 and the years ended December 31, 2023 and 2022, the radio stations in our five largest markets, when combined, represented approximately 38%, 40%, 40% and 43%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	10%	4%	5%	5%
Columbus, Ohio	6%	11%	10%	13%
Des Moines, Iowa	2%	6%	4%	4%
Milwaukee, Wisconsin	15%	11%	12%	14%
Norfolk, Virginia	5%	8%	9%	7%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$24,664	$25,304	$(640)	(2.5)%
Station operating expenses	22,981	21,703	1,278	5.9%
Corporate general and administrative	3,129	2,616	513	19.6%
Other operating expense, net	971	80	891	N/M
Operating (loss) income	(2,417)	905	(3,322)	(367.1)%
Interest expense	43	43	—	—%
Interest income	(303)	(289)	(14)	N/M
Other income	—	(119)	119	N/M
Income (loss) before income tax expense	(2,157)	1,270	(3,427)	(269.8)%
Income tax provision (benefit)
Current	(515)	280	(795)	(283.9)%
Deferred (benefit)	(65)	70	(135)	(192.9)%
	(580)	350	(930)	(265.7)%
Net (loss) income	$(1,577)	$920	$(2,497)	(271.4)%
Earnings (loss) per share (diluted)	$(0.25)	$0.15	$(0.40)	(266.7)%

N/M =  Not Meaningful

For the three months ended March 31, 2024, consolidated net operating revenue was $24,664,000 compared with $25,304,000 for the three months ended March 31, 2023, a decrease of $640,000 or 2.5%. We had decreases in gross local revenue and non-spot gross revenue of $1,184,000 and $165,000 respectively partially offset by increases in gross interactive revenue and gross political revenue of $573,000 and $118,000, respectively for the comparable period of 2023. The most significant decreases in gross local revenue were at our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; Norfolk, Virginia; Portland, Maine and Yankton, South Dakota markets. The markets with the most significant decreases in 2024 in non-spot events were Des Moines, Iowa; Manchester, New Hampshire and Yankton, South Dakota. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue and our website advertising revenue. The gross political revenue increased due to an increase in the number of national, state and local elections compared to 2023.

Station operating expense was $22,981,000 for the three months ended March 31, 2024, compared with $21,703,000 for the three months ended March 31, 2023, an increase of $1,278,000 or 5.9%. The increase in operating expense was primarily the result of increases in compensation-related expenses, bad debt expenses, healthcare expenses, streaming and content expenses, sales survey expenses, insurance-related expenses, repairs and maintenance expenses, and music licensing expenses, of $471,000, $287,000, $135,000, $109,000, $103,000, $42,000, $35,000 and $35,000, respectively, for the comparable period of 2023.

We had an operating loss for the three months ended March 31, 2024 of $2,417,000 compared to operating income $905,000 for the three months ended March 31, 2023, a decrease of $3,322,000. The decrease was a result of the decrease in net operating revenue and increase in station operating expense, as noted above, along with an increase in corporate general and administrative expenses of $513,000 and an increase in other operating expense of $891,000. The increase in corporate general and administrative expenses was primarily comprised of an increase of $208,000 in stock based compensation, an increase of $146,000 in compensation-related expense, an increase of $117,000 in travel-related expenses, and an increase of $76,000 in legal fees, partially offset by a decrease in other consulting fees of $40,000. In 2024, we recorded a loss on the sale of fixed assets and intangibles of $971,000 compared to a loss on the sale of fixed assets of $80,000 in 2023. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated a net loss of $1,577,000 ($(0.25) per share on a fully diluted basis) during the three months ended March 31, 2024, compared to net income of $920,000 ($0.15 per share on a fully diluted basis) for the three months ended March 31, 2023, a decrease of $2,497,000. The decrease in net income is primarily due to the decrease in operating income, described above, a decrease in other income of $119,000 partially offset by an increase in interest income of $14,000, and a decrease in income tax expense of $930,000. The increase in interest income is related to higher rates of return on money market accounts reflected as cash equivalents and from our short-term investment accounts. The decrease in other income is due to reimbursements from the FCC related to their spectrum auction of $115,000 described in footnote 13 (Other Income) that we received in 2023 as opposed to 2024 where we did not have other income earned in the first quarter. The decrease in our income tax expense is due to a loss before income tax benefit in 2024 compared to income before income tax expense in 2023.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.34% at March 31, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the used portion of the

Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have no debt outstanding at December 31, 2023 or March 31, 2024.

We have approximately $50 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2024 and December 31, 2023.

Sources and Uses of Cash

During the three months ended March 31, 2024 and 2023, we had net cash flows from operating activities of $3,803,000 and $4,835,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2024, we have repurchased 2.2 million shares of our Class A Common Stock for $57.8 million. During the three months ended March 31, 2024, we did not repurchase any shares related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2024 were $1,050,000 ($1,362,000 in 2023). We anticipate capital expenditures in 2024 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

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

During 2024, the Company’s Board of Directors declared a quarterly cash dividend and a variable cash dividend on its Class A Common Stock. These dividends totaling approximately $5.3 million were accrued or paid during the first quarter of 2024.

During 2023, our Board of Directors declared four quarterly cash dividends and one special dividend totaling $3.00 per share on our Class A shares. These dividends totaling approximately $18.6 million were accrued or paid during 2023.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2023 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2023 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the fiscal quarter ended March 31, 2024.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2024.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program (2)
January 1 - January 31, 2024	—	$—	—	$17,976,728
February 1 - February 29, 2024	—	$—	—	$17,976,728
March 1 - March 31, 2024	—	$—	—	$17,976,728
Total	—	$—	—	$17,976,728

(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

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

SAGA COMMUNICATIONS, INC.

Date: May 10, 2024	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2024	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)