Form 10-Q
period 2024-06-30
SAGA COMMUNICATIONS INC
filed 2024-08-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of August 5, 2024 was 6,261,481.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$15,392	$29,582
Short-term investments	8,708	10,595
Accounts receivable, net	16,728	17,173
Prepaid expenses and other current assets	4,172	2,451
Barter transactions	1,045	843
Total current assets	46,045	60,644
Property and equipment	151,461	148,265
Less accumulated depreciation	98,210	96,860
Net property and equipment	53,251	51,405
Other assets:
Broadcast licenses, net	90,558	90,240
Goodwill	20,281	19,236
Other intangibles, right of use assets, deferred costs and investments, net	11,482	10,688
Total assets	$221,617	$232,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,164	$2,802
Accrued expenses:
Accrued payroll and payroll taxes	4,780	5,318
Dividend payable	—	12,505
Other accrued expenses	7,106	6,480
Barter transactions	1,075	924
Total current liabilities	17,125	28,029
Deferred income taxes	26,197	26,122
Long-term debt	5,000	—
Other liabilities	7,468	7,513
Total liabilities	55,790	61,664
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock	80	80
Additional paid-in capital	73,359	72,593
Retained earnings	128,808	134,771
Treasury stock	(36,420)	(36,895)
Total shareholders’ equity	165,827	170,549
Total liabilities and shareholders' equity	$221,617	$232,213

Note: The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,742	$29,175	$53,406	$54,479
Station operating expenses	23,544	22,407	46,525	44,110
Corporate general and administrative	3,049	2,472	6,178	5,088
Other operating expense, net	6	—	977	80
Operating income (loss)	2,143	4,296	(274)	5,201
Interest expense	71	43	114	86
Interest income	(251)	(347)	(554)	(636)
Other income	(1,133)	—	(1,133)	(119)
Income before income tax expense	3,456	4,600	1,299	5,870
Income tax provision
Current	815	905	300	1,185
Deferred	140	345	75	415
	955	1,250	375	1,600
Net income	$2,501	$3,350	$924	$4,270

Earnings per share:
Basic	$0.40	$0.55	$0.15	$0.70
Diluted	$0.40	$0.55	$0.15	$0.70

Weighted average common shares	6,072	6,032	6,068	6,030
Weighted average common and common equivalent shares	6,072	6,032	6,068	6,030

Dividends declared per share	$0.25	$0.25	$1.10	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2024 and 2023

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income, three months ended March 31, 2023	—	—	—	—	—	920	—	920
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	245	—	—	245
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at March 31, 2023	7,867	$78	—	$—	$71,724	$143,285	$(36,668)	$178,419
Net income, three months ended June 30, 2023	—	—	—	—	—	3,350	—	3,350
Forfeiture of restricted stock	—	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	248	—	—	248
Purchase of shares held in treasury	—	—	—	—	—	—	—	—
Balance at June 30, 2023	7,867	$78	—	$—	$71,972	$145,104	$(36,668)	$180,486

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net loss, three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372
Net income, three months ended June 30, 2024	—	—	—	—	—	2,501	—	2,501
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,566)	—	(1,566)
Compensation expense related to restricted stock awards	—	—	—	—	520	—	—	520
Balance at June 30, 2024	8,006	$80	—	$—	$73,359	$128,808	$(36,420)	$165,827

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2024	2023

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$924	$4,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,456	2,475
Deferred income tax expense	75	415
Amortization of deferred costs	18	18
Compensation expense related to restricted stock awards	973	493
Loss on sale of assets, net	977	80
Other (gain), net	(1,133)	(119)
Barter (revenue) expense, net	(32)	(1)
Deferred and other compensation	(82)	(242)
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	(453)	(1,643)
Increase in accounts payable, accrued expenses, and other liabilities	1,324	292
Total adjustments	4,123	1,768
Net cash provided by operating activities	5,047	6,038
Cash flows from investing activities:
Purchase of short-term investments	(10,817)	(10,241)
Redemption of short-term investments	12,928	10,237
Acquisition of property and equipment (Capital Expenditures)	(2,574)	(2,637)
Acquisition of broadcast properties	(5,705)	—
Proceeds from sale and disposal of assets	175	616
Proceeds from other gains and losses	1,143	—
Other investing activities	4	117
Net cash used in investing activities	(4,846)	(1,908)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	—
Cash dividends paid	(19,391)	(16,816)
Net cash used in financing activities	(14,391)	(16,816)
Net decrease in cash and cash equivalents	(14,190)	(12,686)
Cash and cash equivalents, beginning of period	29,582	36,802
Cash and cash equivalents, end of period	$15,392	$24,116

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. Results of operations for three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

We own or operate broadcast properties in 28 markets, including 82 FM and 32 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2023.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2024, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

Earnings Per Share Information

Earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. The Company has participating securities related to restricted stock units, granted under the Company’s Second Amended and Restated 2005 Incentive Compensation Plan and the Company’s 2023 Incentive Compensation Plan, that earn dividends on an equal basis with common shares. In applying the two-class method, earnings are allocated to both common shares and participating securities.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$2,501	$3,350	$924	$4,270
Less: Income allocated to unvested participating securities	78	51	29	63
Net income available to common shareholders	$2,423	$3,299	$895	$4,207

Denominator:
Denominator for basic earnings per share — weighted average shares	6,072	6,032	6,068	6,030
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,072	6,032	6,068	6,030

Earnings per share:
Basic	$0.40	$0.55	$0.15	$0.70
Diluted	$0.40	$0.55	$0.15	$0.70

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and six months ended June 30, 2024 and 2023, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At June 30, 2024 and December 31, 2023, we have recorded $8.7 million and $10.6 million, respectively, of held-to-maturity U.S. Treasury Bills and Treasury Notes at amortized cost basis that have a fair market value of $8.7 million and $10.6 million, respectively. Our held-to-maturity U.S. Treasury Bills and Treasury Notes all have original maturity dates ranging from July 2024 to December 2024.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at June 30, 2024.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

A provision for doubtful accounts is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for doubtful accounts was $1,009,000 and $618,000 at June 30, 2024 and December 31, 2023, respectively.

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

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Chief Operating Decision Maker (“CODM”) evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$23,167	$24,384	$43,649	$45,852
Digital Advertising Revenue	3,280	2,473	5,729	4,383
Other Revenue	2,295	2,318	4,028	4,244
Net Revenue	$28,742	$29,175	$53,406	$54,479

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the six months ended June 30, 2024. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2024:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2023	7,867	—
Issuance of restricted stock	140	—
Balance, December 31, 2023	8,007	—
Forfeiture of restricted stock	(1)	—
Balance, June 30, 2024	8,006	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2024, we have remaining authorization of $18.0 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three and six months ended June 30, 2024 and 2023, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2024, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.5 million and $7.0 million at June 30, 2024 and December 31, 2023 respectively. Lease liabilities were $6.8 million and $7.3 million at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, we recorded additional ROU assets under operating leases of $282,000. Payments on

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lease liabilities during the three and six months ended June 30, 2024 and 2023 totaled $445,000, $973,000, $415,000, and $941,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2024 and 2023, our total lease expense was $475,000, $950,000, $457,000 and $917,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2024 (in thousands):

Years Ending December 31,
2024 (a)	$897
2025	1,723
2026	1,502
2027	1,313
2028	904
Thereafter	1,784
Total lease payments (b)	8,123
Less: Interest (c)	1,357
Present value of lease liabilities (d)	$6,766

(a)	Remaining payments are for the six-months ending December 31, 2024.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2024.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 5.5%, respectively, at June 30, 2024.

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

2024 Acquisitions and Dispositions

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement, of $5,850,000, which included the purchase price of $5,300,000, the purchase of $482,000 in accounts receivable and certain closing adjustments and transactional costs of approximately $68,000. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in Lafayette, Indiana as well as synergies and growth opportunities expected through the combination with the Company’s existing stations.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 31, 2024, we closed on an agreement to sell WNDN-FM located in our Ocala-Gainesville, Florida market to Suncoast Radio, Inc. for $150,000. We recorded a $20,000 loss on the sale in our other operating (income) expense, net line on our Condensed Consolidated Statement of Operations.

On March 29, 2024, we closed on an agreement to sell WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market to EZ Radio LLC for $10,000. We recorded a $147,000 loss on the sale in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

On March 22, 2024, we submitted a request to the FCC to cancel our FCC license for KBAI-AM located in our Bellingham, Washington market. We recorded an $800,000 loss on the disposal in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

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

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2024 and 2023 acquisitions. The allocation of the purchase price for the 2024 acquisition is preliminary at June 30, 2024.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions

	Acquisitions in
	2024	2023

	(In thousands)
Assets Acquired:
Current assets	$542	$—
Property and equipment	1,861	—
Other assets:
Broadcast licenses	1,211	—
Goodwill	1,127	—
Other intangibles, deferred costs and investments	1,082	—
Total other assets	3,420	—
Total assets acquired	5,823	—
Liabilities Assumed:
Current liabilities	118	—
Total liabilities assumed	118	—
Net assets acquired	$5,705	$—

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended June 30, 2024 and 2023 assume the 2024 acquisitions occurred as of January 1, 2023. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$29,282	$29,976	$54,574	$55,987
Station operating expense	24,023	23,095	47,669	45,482
Corporate general and administrative	3,049	2,472	6,178	5,088
Other operating expense, net	6	—	977	80
Operating income (loss)	2,204	4,409	(250)	5,337
Interest expense	123	122	245	244
Interest income	(251)	(347)	(554)	(636)
Other income, net	(1,133)	—	(1,133)	(119)
Income before income tax expense	3,465	4,634	1,192	5,848
Income tax provision
Current	817	905	276	1,185
Deferred	149	353	71	410
	966	1,258	347	1,595
Net income	$2,499	$3,376	$845	$4,253

Earnings per share:
Basic	$0.40	$0.55	$0.13	$0.69
Diluted	$0.40	$0.55	$0.13	$0.69

8. Income taxes

An income tax expense of $955,000 was recorded for the three months ended June 30, 2024 compared to $1,250,000 for the three months ended June 30, 2023. The effective tax rate was approximately 27.6% for the three months ended June 30, 2024 compared to 27.2% for the three months ended June 30, 2023. An income tax expense of $375,000 was recorded for the six months ended June 30, 2024 compared to $1,600,000 for the six months ended June 30, 2023. The effective tax rate was approximately 28.9% for the six months ended June 30, 2024 compared to 27.3% for the six months ended June 30, 2023. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

9. Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our shareholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, the “Second Restated 2005 Plan”). This plan

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and six months ended June 30, 2024 and 2023, respectively.

There were no stock options granted during 2024 or 2023 and there were no stock options outstanding as of June 30, 2024. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the restricted stock transactions for the three and six months ended June 30, 2024:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2024	193,529	$22.36
Vested	4,454	23.23
Forfeited	1,040	23.07
Non-vested and outstanding at June 30, 2024	188,035	$22.34

For the three and six months ended June 30, 2024 and 2023, we had $520,000, $973,000, $248,000 and $493,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2024 and 2023 was $137,000, $256,000, $65,000 and $129,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Revolving credit facility	$5,000	$—
Amounts payable within one year	—	—
	$5,000	$—

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.33% at June 30, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $45 million and $50 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2024 and December 31, 2023, respectively.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

During 2024, the Company’s Board of Directors has declared two quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.10 per share and approximately $6.9 million were paid during 2024.

During 2023, the Company’s Board of Directors declared four quarterly cash dividends and one special dividend on its Class A Common Stock. These dividends totaling $3.00 per share and approximately $18.6 million were accrued or paid during 2023.

The Company currently intends to declare regular quarterly cash dividends as well as variable dividends in accordance with the terms of its variable dividend policy. As previously reported, our Board adopted a variable dividend policy for the allocation of available cash aligned with the goals of maintaining a strong balance sheet, increasing cash returns to shareholders, and continuing to grow the Company through strategic acquisitions. The Company may also declare special dividends and implement stock buybacks in future periods. The declaration and payment of any future dividend, whether fixed, special, or based on the variable policy, or the implementation of any stock buyback program will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations, and other pertinent factors.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Other Income

During the second quarter of 2024, the Company received $1,133,000 related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $1,133,000.  The gain on sale of investment is recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. The 2018 Reimbursement Expansion Act, appropriated $1 billion in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack. During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations. This reimbursement was recorded in other (income), expense, net, in the Company’s Condensed Consolidated Statement of Operations. We do not anticipate receiving any additional reimbursements.

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

Financial Condition and Results of Operations

General

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 28 markets, including 82 FM and 32 AM radio stations and 79 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the six months ended June 30, 2024 and 2023, approximately 90% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

The primary operating expenses involved in owning and operating radio stations are employee salaries and related benefits costs, sales commissions, programming expenses, depreciation, and advertising and promotion expenses.

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

During the six months ended June 30, 2024 and 2023 and the years ended December 31, 2023 and 2022, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 36%, 37%, 37% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	6%	5%	6%	6%
Columbus, Ohio	8%	9%	9%	10%
Des Moines, Iowa	5%	5%	5%	5%
Milwaukee, Wisconsin	11%	12%	11%	12%
Norfolk, Virginia	6%	6%	6%	6%

During the six months ended June 30, 2024 and 2023 and the years ended December 31, 2023 and 2022, the radio stations in our five largest markets, when combined, represented approximately 36%, 39%, 40% and 43%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	8%	4%	5%	5%
Columbus, Ohio	3%	10%	10%	13%
Des Moines, Iowa	3%	3%	4%	4%
Milwaukee, Wisconsin	15%	13%	12%	14%
Norfolk, Virginia	7%	9%	9%	7%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023.

Consolidated Results of Operations

	Three Months Ended
	June 30,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,742	$29,175	$(433)	(1.5)%
Station operating expenses	23,544	22,407	1,137	5.1%
Corporate general and administrative	3,049	2,472	577	23.3%
Other operating expense, net	6	—	6	N/M
Operating income	2,143	4,296	(2,153)	(50.1)%
Interest expense	71	43	28	65.1%
Interest income	(251)	(347)	96	N/M
Other income	(1,133)	—	(1,133)	N/M
Income before income tax expense	3,456	4,600	(1,144)	(24.9)%
Income tax provision
Current	815	905	(90)	(9.9)%
Deferred	140	345	(205)	(59.4)%
	955	1,250	(295)	(23.6)%
Net income	$2,501	$3,350	$(849)	(25.3)%
Earnings (loss) per share (diluted)	$0.40	$0.55	$(0.15)	(27.3)%

N/M =      Not Meaningful

For the three months ended June 30, 2024, consolidated net operating revenue was $28,742,000 compared with $29,175,000 for the three months ended June 30, 2023, a decrease of $433,000 or 1.5%. We had an increase of approximately $262,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $695,000 generated by stations we owned or operated for the comparable period in 2023 (“same station”). The decrease in same station revenue was primarily a result of decreases in gross local revenue of $1,728,000 and gross national revenue of $46,000, partially offset by increases in gross interactive revenue of $803,000 and gross political revenue of $180,000, from the second quarter of 2023. The decrease in gross local revenues was attributable to decreases at our Bellingham, Washington; Clarksville, Tennessee; Columbus, Ohio; Manchester, New Hampshire; Milwaukee, Wisconsin; Norfolk, Virginia; and Ocala, Florida markets. The decrease in gross national revenue is primarily due to a decrease at our Norfolk, Virginia market partially offset by an increase at our Columbus, Ohio market. The increase in gross interactive revenue is primarily due to an increase in our streaming and website advertising revenue. The gross political revenue increased due to an increase in the number of national, state and local elections.

Station operating expense was $23,544,000 for the three months ended June 30, 2024, compared with $22,407,000 for the three months ended June 30, 2023, an increase of $1,137,000 or 5.1%. We had an increase of approximately $233,000 that was attributable to stations that we did not own or operate for the entire comparable period, combined with an increase of $904,000 generated by stations we owned or operated for the comparable period in 2023. The increase in same station operating expense was primarily a result of increases in compensation-related expenses, bad debt expenses, and interactive consulting and content expenses of $718,000, $207,000, and $120,000, respectively, partially offset by decreases in music licensing expenses, and barter expenses of $75,000, and $71,000, respectively, from the second quarter of 2023.

We had operating income for the three months ended June 30, 2024 of $2,143,000 compared to $4,296,000 for the three months ended June 30, 2023, a decrease of $2,153,000. The decrease in operating income was the result of a decrease in net operating revenue and an increase in station operating expenses noted above, and an increase in corporate general and administrative expenses of $577,000 and an increase in other operating (income) expense, net of $6,000. The increase in corporate general and administrative expenses was primarily due to increases in stock-based compensation, compensation-related expenses, and computer software and cyber security expenses of $272,000, $205,000, and $83,000, respectively.

We generated net income of $2,501,000 ($0.40 per share on a fully diluted basis) during the three months ended June 30, 2024, compared to $3,350,000 ($0.55 per share on a fully diluted basis) for the three months ended June 30, 2023, a decrease of $849,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $28,000, a decrease in interest income of $96,000, partially offset by an increase in other income of $1,133,000 and a decrease in income tax expense of $295,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The increase in other income is due to the $1,133,000 received related to the sale of an investment in BMI. The gain on sale of investment is recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operation. The decrease in our income tax expense is due to lower income before income tax expense from the second quarter of 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$53,406	$54,479	$(1,073)	(2.0)%
Station operating expenses	46,525	44,110	2,415	5.5%
Corporate general and administrative	6,178	5,088	1,090	21.4%
Other operating expense, net	977	80	897	N/M
Operating income (loss)	(274)	5,201	(5,475)	(105.3)%
Interest expense	114	86	28	32.6%
Interest income	(554)	(636)	82	N/M
Other income	(1,133)	(119)	(1,014)	N/M
Income before income tax expense	1,299	5,870	(4,571)	(77.9)%
Income tax provision
Current	300	1,185	(885)	(74.7)%
Deferred	75	415	(340)	(81.9)%
	375	1,600	(1,225)	(76.6)%
Net income	$924	$4,270	$(3,346)	(78.4)%
Earnings (loss) per share (diluted)	$0.15	$0.70	$(0.55)	(78.6)%

N/M =  Not Meaningful

For the six months ended June 30, 2024, consolidated net operating revenue was $53,406,000 compared with $54,479,000 for the six months ended June 30, 2023, a decrease of $1,073,000 or 2.0%. We had an increase of approximately $262,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,335,000 generated by stations we owned or operated for the comparable period in 2023. The decrease in same station revenue was primarily a result of decreases in gross local revenue of $2,912,000, and gross non-spot revenue of $175,000, partially offset by increases in gross interactive revenue of $1,370,000 and gross political revenue of $297,000, from the second quarter of 2023. The decrease in gross local revenues was attributable to decreases at our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets. The decrease in gross non-spot revenue is primarily due to decreases at our Bellingham, Washington; Clarksville, Tennessee; Columbus, Ohio; Manchester, New Hampshire; and Yankton, South Dakota markets partially offset by an increase at our Portland, Maine market. The increase in gross interactive revenue is primarily due to an increase in our streaming and website advertising revenue. The gross political revenue increased due to an increase in the number of national, state and local elections.

Station operating expense was $46,525,000 for the six months ended June 30, 2024, compared with $44,110,000 for the six months ended June 30, 2023, an increase of $2,415,000 or 5.5%. We had an increase of approximately $233,000 that was attributable to stations that we did not own or operate for the entire comparable period, combined with an increase of $2,182,000 generated by stations we owned or operated for the comparable period in 2023. The increase in same station operating expense was primarily a result of increases in compensation-related expense, bad debt expenses, interactive consulting and content expenses, sales rating survey expenses, and promotional expenses of $1,301,000, $494,000, $245,000, $179,000, and $81,000, respectively, partially offset by decreases in barter expenses and music licensing expenses of $64,000, and $56,000, respectively, from the comparable period in 2023.

We had an operating loss for the six months ended June 30, 2024, of $274,000 compared to operating income of $5,201,000 for the six months ended June 30, 2023, a decrease of $5,475,000. The decrease in operating income was the result of a decrease in net operating revenue and an increase in station operating expenses noted above, and an increase in corporate general and administrative expenses of $1,090,000 and an increase in other operating (income) expense, net of $897,000. The increase in corporate general and administrative expenses was primarily due to increases in stock-based compensation, compensation-related expenses, and travel-related expenses of $480,000, $400,000, and $159,000, respectively. In 2024, we recorded a loss on the sale of fixed assets and intangibles of $977,000 compared to a loss on the sale of fixed assets of $80,000 in 2023. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated net income of $924,000 ($0.15 per share on a fully diluted basis) during the six months ended June 30, 2024, compared to $4,270,000 ($0.70 per share on a fully diluted basis) for the six months ended June 30, 2023 ended, a decrease of $3,346,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $28,000, a decrease in interest income of $82,000 partially offset by an increase in other income of $1,014,000 and a decrease in income tax expense of $1,225,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The increase in other income is due to the $1,133,000 received related to the sale of an investment in BMI. The gain on sale of investment is recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operation. The decrease in our income tax expense is due to lower income before income tax expense for the comparable period.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.33% at June 30, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2023) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at June 30, 2024 that we borrowed in conjunction with our Lafayette acquisition and no debt outstanding at December 31, 2023.

We had approximately $45 million and $50 million of unused borrowing capacity under the Revolving Credit Facility at June 30, 2024 and December 31, 2023, respectively.

Sources and Uses of Cash

During the six months ended June 30, 2024 and 2023, we had net cash flows from operating activities of $5,047,000 and $6,038,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2024, we have repurchased 2.2 million shares of our Class A Common Stock for $57.8 million. During the three and six months ended June 30, 2024, we did not repurchase any shares related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2024 were $2,574,000 ($2,637,000 in 2023). We anticipate capital expenditures in 2024 to be approximately $5.0 million to $5.5 million, which we expect to finance through funds generated from operations.

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement, of $5,850,000, which included the purchase price of $5,300,000, the purchase of $482,000 in accounts receivable and certain closing adjustments and transactional costs of approximately $68,000.

During 2024, the Company’s Board of Directors has declared two quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.10 per share and approximately $6.9 million were paid during 2024.

During 2023, the Company’s Board of Directors declared four quarterly cash dividends and one special dividend on its Class A Common Stock. These dividends totaling $3.00 per share and approximately $18.6 million were accrued or paid during 2023.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities

We made no unregistered sales of equity securities during the quarter ended June 30, 2024.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2024.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
April 1 - April 30, 2024	—	$—	—	$17,976,728
May 1 - May 31, 2024	—	$—	—	$17,976,728
June 1 - June 30, 2024	—	$—	—	$17,976,728
Total	—	$—	—	$17,976,728

(1)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

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

SAGA COMMUNICATIONS, INC.

Date: August 9, 2024	/s/ SAMUEL D. BUSH
Samuel D. Bush
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2024	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)