Form 10-Q
period 2024-09-30
SAGA COMMUNICATIONS INC
filed 2024-11-12
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-11588

Saga Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	38-3042953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73 Kercheval Avenue Grosse Pointe Farms, Michigan (Address of principal executive offices)	48236 (Zip Code)

(313) 886-7070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SGA	NASDAQ Global Market

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

The number of shares of the registrant’s Class A Common Stock, $0.01 par value, outstanding as of November 4, 2024 was 6,261,481.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,917	$29,582
Short-term investments	8,821	10,595
Accounts receivable, net	15,456	17,173
Prepaid expenses and other current assets	3,255	2,451
Barter transactions	954	843
Total current assets	48,403	60,644
Property and equipment	151,804	148,265
Less accumulated depreciation	99,083	96,860
Net property and equipment	52,721	51,405
Other assets:
Broadcast licenses	90,693	90,240
Goodwill	20,044	19,236
Other intangibles, right of use assets, deferred costs and investments, net	11,349	10,688
Total assets	$223,210	$232,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,347	$2,802
Accrued expenses:
Accrued payroll and payroll taxes	5,598	5,318
Dividend payable	1,565	12,505
Other accrued expenses	6,826	6,480
Barter transactions	1,019	924
Total current liabilities	18,355	28,029
Deferred income taxes	26,372	26,122
Long-term debt	5,000	—
Other liabilities	7,491	7,513
Total liabilities	57,218	61,664
Commitments and contingencies (Note 11 and 14)	—	—
Shareholders’ equity:
Common stock	80	80
Additional paid-in capital	73,833	72,593
Retained earnings	128,510	134,771
Treasury stock	(36,431)	(36,895)
Total shareholders’ equity	165,992	170,549
Total liabilities and shareholders' equity	$223,210	$232,213

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,118	$29,149	$81,524	$83,628
Station operating expenses	23,458	22,760	69,983	66,870
Corporate general and administrative	2,966	2,852	9,144	7,940
Other operating expense, net	49	45	1,026	125
Operating income	1,645	3,492	1,371	8,693
Interest expense	121	44	235	130
Interest income	(255)	(391)	(809)	(1,027)
Other income	(78)	—	(1,211)	(119)
Income before income tax expense	1,857	3,839	3,156	9,709
Income tax provision
Current	415	835	715	2,020
Deferred	175	275	250	690
	590	1,110	965	2,710
Net income	$1,267	$2,729	$2,191	$6,999

Earnings per share:
Basic	$0.20	$0.45	$0.35	$1.15
Diluted	$0.20	$0.45	$0.35	$1.15

Weighted average common shares	6,075	6,032	6,070	6,031
Weighted average common and common equivalent shares	6,075	6,032	6,070	6,031

Dividends declared per share	$0.25	$0.25	$1.35	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2024 and 2023

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2022	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income, three months ended March 31, 2023	—	—	—	—	—	920	—	920
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	245	—	—	245
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at March 31, 2023	7,867	$78	—	$—	$71,724	$143,285	$(36,668)	$178,419
Net income, three months ended June 30, 2023	—	—	—	—	—	3,350	—	3,350
Dividends declared per common share	—	—	—	—	—	(1,531)	—	(1,531)
Compensation expense related to restricted stock awards	—	—	—	—	248	—	—	248
Balance at June 30, 2023	7,867	$78	—	$—	$71,972	$145,104	$(36,668)	$180,486
Net income, three months ended September 30, 2023	—	—	—	—	—	2,729	—	2,729
Dividends declared per common share	—	—	—	—	—	(1,530)	—	(1,530)
Compensation expense related to restricted stock awards	—	—	—	—	250	—	—	250
Balance at September 30, 2023	7,867	$78	—	$—	$72,222	$146,303	$(36,668)	$181,935

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net loss, three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372
Net income, three months ended June 30, 2024	—	—	—	—	—	2,501	—	2,501
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,566)	—	(1,566)
Compensation expense related to restricted stock awards	—	—	—	—	520	—	—	520
Balance at June 30, 2024	8,006	$80	—	$—	$73,359	$128,808	$(36,420)	$165,827
Net income, three months ended September 30, 2024	—	—	—	—	—	1,267	—	1,267
Dividends declared per common share	—	—	—	—	—	(1,565)	—	(1,565)
Compensation expense related to restricted stock awards	—	—	—	—	474	—	—	474
Purchase of shares held in treasury	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2024	8,006	$80	—	$—	$73,833	$128,510	$(36,431)	$165,992

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2024	2023

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$2,191	$6,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,847	3,737
Deferred income tax expense	250	690
Amortization of deferred costs	27	27
Compensation expense related to restricted stock awards	1,447	743
Loss on sale of assets, net	1,026	125
(Gain) on insurance claims	(78)	—
Other (gain), net	(1,133)	(119)
Barter (revenue) expense, net	(20)	44
Deferred and other compensation	(165)	(239)
Changes in assets and liabilities, net of business acquisition:
Decrease (increase) in receivables and prepaid expenses	1,848	(51)
Increase in accounts payable, accrued expenses, and other liabilities	901	1,965
Total adjustments	7,950	6,922
Net cash provided by operating activities	10,141	13,921
Cash flows from investing activities:
Purchase of short-term investments	(12,993)	(14,441)
Redemption of short-term investments	15,104	14,437
Acquisition of property and equipment (Capital Expenditures)	(3,199)	(3,397)
Acquisition of broadcast properties	(5,711)	—
Proceeds from sale and disposal of assets	176	621
Proceeds from redemption of investments and other	1,221	—
Other investing activities	(2)	117
Net cash used in investing activities	(5,404)	(2,663)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	—
Cash dividends paid	(19,391)	(16,816)
Purchase of treasury shares	(11)	—
Net cash used in financing activities	(14,402)	(16,816)
Net decrease in cash and cash equivalents	(9,665)	(5,558)
Cash and cash equivalents, beginning of period	29,582	36,802
Cash and cash equivalents, end of period	$19,917	$31,244

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. Results of operations for three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

We own or operate broadcast properties in 28 markets, including 82 FM and 32 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. annual report on Form 10-K for the year ended December 31, 2023.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2024, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$1,267	$2,729	$2,191	$6,999
Less: Income allocated to unvested participating securities	39	41	69	105
Net income available to common shareholders	$1,228	$2,688	$2,122	$6,894

Denominator:
Denominator for basic earnings per share — weighted average shares	6,075	6,032	6,070	6,031
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,075	6,032	6,070	6,031

Earnings per share:
Basic	$0.20	$0.45	$0.35	$1.15
Diluted	$0.20	$0.45	$0.35	$1.15

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2024 and 2023, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2024 and December 31, 2023, we have recorded $8.8 million and $10.6 million, respectively, of held-to-maturity U.S. Treasury Bills and Treasury Notes at amortized cost basis that have a fair market value of $8.8 million and $10.6 million, respectively. Our held-to-maturity U.S. Treasury Bills and Treasury Notes all have original maturity dates ranging from October 2024 to March 2025.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at September 30, 2024.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $1,176,000 and $618,000 at September 30, 2024 and December 31, 2023, respectively. The activity in the allowance for credit losses during the nine months ended September 30, 2024 was as follows:

Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Nine Months Ended	of Period	Expenses	Acquisitions	Recoveries	Period

(in thousands)
September 30, 2024	$618	$832	$26	$(300)	$1,176

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses on an annual and interim basis. ASU 2024-03 is effective for us for annual periods beginning after January 1, 2027 and interim periods beginning after January 1, 2028. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$22,516	$23,946	$66,165	$69,798
Digital Advertising Revenue	2,858	2,757	8,587	7,140
Other Revenue	2,744	2,446	6,772	6,690
Net Revenue	$28,118	$29,149	$81,524	$83,628

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the nine months ended September 30, 2024. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

Liquidation Rights.  Upon our liquidation, dissolution, or winding-up, the holders of Class A Common Stock (which constitute all of our outstanding Common Stock holders) are entitled to share ratably in accordance with the number of shares held in all assets available for distribution after payment in full of creditors.

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through September 30, 2024:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2023	7,867	—
Issuance of restricted stock	140	—
Balance, December 31, 2023	8,007	—
Forfeiture of restricted stock	(1)	—
Balance, September 30, 2024	8,006	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2024, we have remaining authorization of $18.0 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three and nine months ended September 30, 2024, 715 shares were retained for the payment of withholding taxes for $11,000 related to the vesting of restricted stock. During the three and nine months ended September 30, 2023, no shares were repurchased under the Stock Buy-Back Program.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2024, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.2 million and $7.0 million at September 30, 2024 and December 31, 2023 respectively. Lease liabilities were $6.5 million and $7.3 million at September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, we recorded additional ROU assets under operating

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

leases of $1,080,000. Payments on lease liabilities during the three and nine months ended September 30, 2024 and 2023 totaled $483,000, $1,446,000, $415,000, and $941,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2024 and 2023, our total lease expense was $483,000, $1,432,000, $457,000 and $917,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2024 (in thousands):

Years Ending December 31,
2024 (a)	$428
2025	1,750
2026	1,531
2027	1,342
2028	933
Thereafter	1,846
Total lease payments (b)	7,830
Less: Interest (c)	1,303
Present value of lease liabilities (d)	$6,527

(a)	Remaining payments are for the three-months ending December 31, 2024.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2024.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.3 years and 5.6%, respectively, at September 30, 2024.

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

Management utilizes an independent appraisal in assigning fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow (or income) approach and a market approach when appropriate. The key assumptions used in the value of FCC licenses are revenue growth rates, market revenue shares at maturity, operating income margins at maturity and discount rate. Goodwill fair value is the amount of the purchase price exceeding the values allocated to the tangible and identifiable intangible assets and includes the value of the assembled workforce. .

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2024 Acquisitions and Dispositions

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement, of $5,832,000, which included the purchase price of $5,300,000, the purchase of $499,000 in accounts receivable and transactional costs of approximately $121,000 offset by $88,000 in certain closing adjustments. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in Lafayette, Indiana as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The $0.9 million allocated to goodwill is deductible for tax purposes.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2024 and 2023 acquisitions. The allocation of the purchase price for the 2024 acquisition is preliminary at September 30, 2024 as management is awaiting information to finalize the fair values of assets acquired and liabilities assumed.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions

	Acquisitions in
	2024	2023

	(In thousands)
Assets Acquired:
Current assets	$533	$—
Property and equipment	2,035	—
Other assets:
Broadcast licenses	1,346	—
Goodwill	891	—
Other intangibles, deferred costs and investments	1,034	—
Total other assets	3,271	—
Total assets acquired	5,839	—
Liabilities Assumed:
Current liabilities	128	—
Total liabilities assumed	128	—
Net assets acquired	$5,711	$—

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for three and nine months ended September 30, 2024 and 2023 assume the 2024 acquisitions occurred as of January 1, 2023. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$28,118	$29,986	$82,692	$85,973
Station operating expense	23,458	23,474	71,127	68,956
Corporate general and administrative	2,966	2,852	9,144	7,940
Other operating expense, net	49	45	1,026	125
Operating income	1,645	3,615	1,395	8,952
Interest expense	121	122	366	366
Interest income	(255)	(391)	(809)	(1,027)
Other income, net	(78)	—	(1,211)	(119)
Income before income tax expense	1,857	3,884	3,049	9,732
Income tax provision
Current	415	845	690	2,025
Deferred	175	277	246	691
	590	1,122	936	2,716
Net income	$1,267	$2,762	$2,113	$7,016

Earnings per share:
Basic	$0.20	$0.45	$0.34	$1.15
Diluted	$0.20	$0.45	$0.34	$1.15

8. Income taxes

An income tax expense of $590,000 was recorded for the three months ended September 30, 2024 compared to $1,110,000 for the three months ended September 30, 2023. The effective tax rate was approximately 31.8% for the three months ended September 30, 2024 compared to 28.9% for the three months ended September 30, 2023. An income tax expense of $965,000 was recorded for the nine months ended September 30, 2024 compared to $2,710,000 for the nine months ended September 30, 2023. The effective tax rate was approximately 30.6% for the nine months ended September 30, 2024 compared to 27.9% for the nine months ended September 30, 2023. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and nine months ended September 30, 2024 and 2023, respectively.

There were no stock options granted during 2024 or 2023 and there were no stock options outstanding as of September 30, 2024. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2024	193,529	$22.36
Vested	6,514	22.84
Forfeited	1,040	23.07
Non-vested and outstanding at September 30, 2024	185,975	$22.34

For the three and nine months ended September 30, 2024 and 2023, we had $474,000, $1,447,000, $250,000 and $743,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2024 and 2023 was $125,000, $381,000, $66,000 and $195,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Revolving credit facility	$5,000	$—
Amounts payable within one year	—	—
	$5,000	$—

On December 19, 2022, we entered into the Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets. As a result of the Second Amendment to our Credit Facility, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. As a result of the Third Amendment, the Company incurred an additional $161,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.16% at September 30, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $45 million and $50 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2024 and December 31, 2023, respectively.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

During 2024, the Company’s Board of Directors has declared three quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.35 per share and approximately $8.5 million were paid or accrued as of September 30, 2024.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Other Income and Loss

During the nine months ended September 30, 2024, we had weather-related damages to properties in Ohio and Florida. The Company’s insurance policy provides coverage for repairs and replacements. As a part of the insurance settlement during the third quarter of 2024, the Company received cash proceeds of $78,000, resulting in a gain of $78,000, which is recorded in other (income) expense, net, in the Company’s Consolidated Statements of Income.

During the second quarter of 2024, the Company received $1,133,000 related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $1,133,000.  The gain on sale of investment is recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels (the "repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. The 2018 Reimbursement Expansion Act appropriated $1 billion in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack. During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations. This reimbursement was recorded in other (income), expense, net, in the Company’s Condensed Consolidated Statement of Operations. We do not anticipate receiving any additional reimbursements.

14. Commitments and Contingencies

As previously disclosed, Mr. Christian passed away on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, as described in our annual report on Form 10-K for the year ended December 31, 2022. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. However, under the agreement, the Company will be responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy. The estimate of the possible loss related to that tax obligation cannot be made at this time due to uncertainties related to the timing of the transfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and the Middle East, the effects of widespread outbreak of illness or disease, inflation or deflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2023 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2024 and 2023, approximately 90% and 89%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

During the nine months ended September 30, 2024 and 2023 and the twelve months ended December 31, 2023 and 2022, our Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 37%, 36%, 37% and 39%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	6%	5%	6%	6%
Columbus, Ohio	8%	9%	9%	10%
Des Moines, Iowa	5%	5%	5%	5%
Milwaukee, Wisconsin	12%	11%	11%	12%
Norfolk, Virginia	6%	6%	6%	6%

During the nine months ended September 30, 2024 and 2023 and the twelve months ended December 31, 2023 and 2022, the radio stations in our five largest markets, when combined, represented approximately 36%, 41%, 40% and 43%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2024	2023	2023	2022
Market:
Charleston, South Carolina	7%	5%	5%	5%
Columbus, Ohio	4%	10%	10%	13%
Des Moines, Iowa	4%	4%	4%	4%
Milwaukee, Wisconsin	15%	13%	12%	14%
Norfolk, Virginia	6%	9%	9%	7%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023.

Consolidated Results of Operations

	Three Months Ended
	September 30,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,118	$29,149	$(1,031)	(3.5)%
Station operating expenses	23,458	22,760	698	3.1%
Corporate general and administrative	2,966	2,852	114	4.0%
Other operating expense, net	49	45	4	N/M
Operating income	1,645	3,492	(1,847)	(52.9)%
Interest expense	121	44	77	175.0%
Interest income	(255)	(391)	136	N/M
Other income	(78)	—	(78)	N/M
Income before income tax expense	1,857	3,839	(1,982)	(51.6)%
Income tax provision
Current	415	835	(420)	(50.3)%
Deferred	175	275	(100)	(36.4)%
	590	1,110	(520)	(46.8)%
Net income	$1,267	$2,729	$(1,462)	(53.6)%
Earnings (loss) per share (diluted)	$0.20	$0.45	$(0.25)	(55.6)%

N/M =      Not Meaningful

For the three months ended September 30, 2024, consolidated net operating revenue was $28,118,000 compared with $29,149,000 for the three months ended September 30, 2023, a decrease of $1,031,000 or 3.5%. We had an increase of approximately $666,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,697,000 generated by stations we owned or operated for the comparable period in 2023 (“same station”). The decrease in same station revenue was primarily a result of decreases in gross local revenue of $2,635,000 and gross national revenue of $107,000, partially offset by increases in gross political revenue of $442,000, non-spot revenue of $240,000 and gross interactive revenue of $95,000 and a decrease in agency commissions of $226,000, from the third quarter of 2023. The decrease in gross local revenues was attributable to decreases at our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; Milwaukee, Wisconsin; and Norfolk, Virginia markets. The decrease in gross national revenue is primarily due to a decrease at our Norfolk, Virginia market partially offset by an increase at our Columbus, Ohio market. The decrease in agency commissions is due to the decrease in national and local agency revenue. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in non-spot revenue is due to increases at our Manchester, New Hampshire; Milwaukee, Wisconsin; Portland, Maine; and Yankton, South Dakota markets. The increase in gross interactive revenue is primarily due to an increase in our streaming and website advertising revenue.

Station operating expense was $23,458,000 for the three months ended September 30, 2024, compared with $22,760,000 for the three months ended September 30, 2023, an increase of $698,000 or 3.1%. We had an increase of approximately $775,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $77,000 generated by stations we owned or operated for the comparable period in 2023. The decrease in same station operating expense was primarily a result of decreases in compensation-related expenses and music licensing expenses of $363,000 and $90,000, respectively, partially offset by increases in bad debt expenses, interactive consulting and content expenses, sales survey expenses and advertising and promotion expenses of $165,000, $115,000, $40,000 and $35,000, respectively, from the third quarter of 2023.

We had operating income for the three months ended September 30, 2024 of $1,645,000 compared to $3,492,000 for the three months ended September 30, 2023, a decrease of $1,847,000. The decrease in operating income was the result of a decrease in net operating revenue and an increase in station operating expenses noted above, and an increase in corporate general and administrative expenses of $114,000 and an increase in other operating (income) expense, net of $4,000. The increase in corporate general and administrative expenses was primarily due to increases in stock-based compensation, computer software and cyber security expenses and compensation-related expenses of $224,000, $110,000, and $29,000, respectively, partially offset by decreases in insurance related costs and other consulting expenses of $132,000 and $101,000, respectively.

We generated net income of $1,267,000 ($0.20 per share on a fully diluted basis) during the three months ended September 30, 2024, compared to $2,729,000 ($0.45 per share on a fully diluted basis) for the three months ended September 30, 2023, a decrease of $1,462,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $77,000, a decrease in interest income of $136,000, partially offset by an increase in other income of $78,000 and a decrease in income tax expense of $520,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The increase in other income is due to the gain on insurance claims of $78,000 received as a result of weather-related damages. The gain on insurance claim is recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operation. The decrease in our income tax expense is due to lower income before income tax expense from the third quarter of 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$81,524	$83,628	$(2,104)	(2.5)%
Station operating expenses	69,983	66,870	3,113	4.7%
Corporate general and administrative	9,144	7,940	1,204	15.2%
Other operating expense, net	1,026	125	901	N/M
Operating income	1,371	8,693	(7,322)	(84.2)%
Interest expense	235	130	105	80.8%
Interest income	(809)	(1,027)	218	N/M
Other income	(1,211)	(119)	(1,092)	N/M
Income before income tax expense	3,156	9,709	(6,553)	(67.5)%
Income tax provision
Current	715	2,020	(1,305)	(64.6)%
Deferred	250	690	(440)	(63.8)%
	965	2,710	(1,745)	(64.4)%
Net income	$2,191	$6,999	$(4,808)	(68.7)%
Earnings (loss) per share (diluted)	$0.35	$1.15	$(0.80)	(69.6)%

N/M =  Not Meaningful

For the nine months ended September 30, 2024, consolidated net operating revenue was $81,524,000 compared with $83,628,000 for the nine months ended September 30, 2023, a decrease of $2,104,000 or 2.5%. We had an increase of approximately $926,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $3,030,000 generated by stations we owned or operated for the comparable period in 2023. The decrease in same station revenue was primarily a result of decreases in gross local revenue of $5,552,000, and gross national revenue of $163,000, partially offset by increases in gross interactive revenue of $1,470,000 and gross political revenue of $735,000, and a decrease in agency commissions of $371,000 from 2023. The decrease in gross local revenues was attributable to decreases at our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Manchester, New Hampshire; and Milwaukee, Wisconsin markets. The decrease in gross national revenue is primarily due to a decrease at our Norfolk, Virginia market partially offset by increases at our Bellingham, Washington; Columbus, Ohio and Springfield, Illinois markets. The decrease in agency commissions is due to the decrease in national and local agency revenue. The increase in gross interactive revenue is primarily due to an increase in our streaming and website advertising revenue. The gross political revenue increased due to an increase in the number of national, state and local elections.

Station operating expense was $69,983,000 for the nine months ended September 30, 2024, compared with $66,870,000 for the nine months ended September 30, 2023, an increase of $3,113,000 or 4.7%. We had an increase of approximately $998,000 that was attributable to stations that we did not own or operate for the entire comparable period, combined with an increase of $2,115,000 generated by stations we owned or operated for the comparable period in 2023. The increase in same station operating expense was primarily a result of increases in compensation-related expense, bad debt expenses, interactive consulting and content expenses, sales rating survey expenses, and advertising and promotion expenses of $938,000, $659,000, $360,000, $219,000, and $116,000, respectively, partially offset by decreases in music licensing expenses of $146,000, respectively, from the comparable period in 2023.

We had operating income for the nine months ended September 30, 2024, of $1,371,000 compared to $8,693,000 for the nine months ended September 30, 2023, a decrease of $7,322,000. The decrease in operating income was the result of a decrease in net operating revenue and an increase in station operating expenses noted above, and an increase in corporate general and administrative expenses of $1,204,000 and an increase in other operating (income) expense, net of $901,000. The increase in corporate general and administrative expenses was primarily due to increases in stock-based compensation, compensation-related expenses, computer software and cyber security expenses and travel-related expenses of $704,000, $414,000, $255,000 and $153,000, respectively, partially offset by decreases in insurance related costs and other consulting expenses of $196,000 and $74,000, respectively. In 2024, we recorded a loss on the sale of fixed assets and intangibles of $1,026,000 compared to a loss on the sale of fixed assets of $125,000 in 2023. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated net income of $2,191,000 ($0.35 per share on a fully diluted basis) during the nine months ended September 30, 2024, compared to $6,999,000 ($1.15 per share on a fully diluted basis) for the nine months ended September 30, 2023 ended, a decrease of $4,808,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $105,000, a decrease in interest income of $218,000 partially offset by an increase in other income of $1,092,000 and a decrease in income tax expense of $1,745,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The increase in other income is due to the $1,133,000 received related to the sale of an investment in BMI and $78,000 in insurance proceeds received as a result of weather-related damages. The gain on sale of investment and gain on insurance claims are recorded in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operation. The decrease in our income tax expense is due to lower income before income tax expense for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On December 19, 2022, we entered into the Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Approximately $266,000 of debt issuance costs related to the Credit Facility were capitalized and are being amortized over the life of the Credit Facility. These debt issuance costs are included in other assets, net in the consolidated balance sheets. As a result of the Second Amendment to our Credit Facility, the Company incurred an additional $120,000 of transaction fees related to the Credit Facility that were capitalized. As a result of the Third Amendment, the Company incurred an additional $161,000 of transaction fees related to the Credit Facility that were capitalized. The cumulative transaction fees are being amortized over the remaining life of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (5.16% at September 30, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at September 30, 2024 that we borrowed in conjunction with our Lafayette acquisition and no debt outstanding at December 31, 2023.

We had approximately $45 million and $50 million of unused borrowing capacity under the Revolving Credit Facility at September 30, 2024 and December 31, 2023, respectively.

Sources and Uses of Cash

During the nine months ended September 30, 2024 and 2023, we had net cash flows from operating activities of $10,141,000 and $13,921,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our board of directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2024, we have repurchased 2.2 million shares of our Class A Common Stock for $57.8 million. During the three and nine months ended September 30, 2024, 715 shares were retained for the payment of withholding taxes for $11,000 related to the vesting of restricted stock. We halted the directions issued for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2024 were $3,199,000 ($3,397,000 in 2023). We anticipate capital expenditures in 2024 to be approximately $4.0 million to $4.5 million, which we expect to finance through funds generated from operations.

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement, of $5,832,000, which included the purchase price of $5,300,000, the purchase of $499,000 in accounts receivable and transactional costs of approximately $121,000 offset by $88,000 in certain closing adjustments..

During 2024, the Company’s Board of Directors has declared three quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.35 per share and approximately $8.5 million were paid or accrued as of September 30, 2024.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended September 30, 2024.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2024.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program (2)
July 1 - July 31, 2024	715	$15.36	—	$17,965,746
August 1 - August 31, 2024	—	$—	—	$17,965,746
September 1 - September 30, 2024	—	$—	—	$17,965,746
Total	715	$—	—	$17,965,746

(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

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

SAGA COMMUNICATIONS, INC.

Date: November 12, 2024	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2024	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)