Form 10-K
period 2024-12-31
SAGA COMMUNICATIONS INC
filed 2025-03-31
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

On June 28, 2024 the aggregate market value of the shares of Class A Common Stock held by nonaffiliates of the registrant, computed on the basis of the closing stock price of the Class A Common Stock on the NASDAQ was $61,656,352.

The number of shares of the registrant’s Class A Common Stock, $.01 par value outstanding as of March 4, 2025 was 6,441,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2024 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations and advertising revenue they generate, global, U.S. and local economic conditions, including the effects of inflation and trade policy, our ability to successfully integrate acquired stations, regulatory requirements including royalties we pay, new technologies, health epidemics, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. As of February 28, 2025, we owned eighty-two FM, thirty-one AM radio stations and seventy-nine metro signals serving twenty-eight markets. Our principal executive offices are located at 73 Kercheval, Grosse Pointe Farms, Michigan 48236. We are a Florida corporation, reorganized in 2020. We were originally organized as a Delaware corporation in 1986.

During 2022, our founder and former Chief Executive Officer (“CEO”), Edward K. Christian passed away. As of the date of his passing, Mr. Christian held approximately 65% of the combined voting power of the Company’s Common Stock. His passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 14.6% of the common stock outstanding. We were also required to make certain payments to his estate as outlined in his employment agreement.

Strategy

Our strategy is to operate top billing radio stations, including harnessing opportunities complimentary to our core radio business including digital, e-commerce, online local news sites and other non-traditional revenue initiatives, in mid-sized markets, which we define as markets ranked from 20 to 200 out of the markets summarized by Investing in Radio Market Report.

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

Approximately $106,302,000 or 88% of our gross revenue for the year ended December 31, 2024 (approximately $111,240,000 or 90% in fiscal 2023) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2024 was approximately $13,889,000 or 12% of our gross revenue (approximately $11,880,000 or 10% in fiscal 2023). Gross national political revenue is included in these numbers.

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

As of December 31, 2024, we had approximately 601 full-time employees and 240 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President/Chief Executive Officer and with most of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

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

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies (collectively, hereinafter the “Communications Act”). Reference should be made to the Communications Act, FCC rules (Title 47 Code of Federal Regulation, Chapter I, Subchapters A and C) and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

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

The following table sets forth information about our radio stations, including the markets they serve, their format, and the FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	Hot Adult Contemporary	C2	December 1, 2027
WTMT	Asheville, NC	Classic Rock	C2	December 1, 2027
KISM	Bellingham, WA	Classic Rock	C	February 1, 2030
KAFE	Bellingham, WA	Adult Contemporary	C	February 1, 2030
WRSY	Brattleboro, VT	Adult Album Alternative	A	April 1, 2030
WKVT	Brattleboro, VT	Classic Hits	A	April 1, 2030
WQEL	Bucyrus, OH	Classic Rock	A	October 1, 2028
WLRW	Champaign, IL	Hot Adult Contemporary	B	December 1, 2028
WIXY	Champaign, IL	Country	B1	December 1, 2028
WREE	Champaign, IL	Classic Hits	B1	December 1, 2028
WYXY	Champaign, IL	Classic Country	B	December 1, 2028
WAVF	Charleston, SC	Adult Variety Hits	C	December 1, 2027
WCKN	Charleston, SC	Country	C1	December 1, 2027
WMXZ	Charleston, SC	Hot Adult Contemporary	C2	December 1, 2027
WXST	Charleston, SC	Urban Adult Contemporary	C1	December 1, 2027
WWWV	Charlottesville, VA	Classic Rock	B	October 1, 2027
WQMZ	Charlottesville, VA	Adult Contemporary	A	October 1, 2027
WCNR	Charlottesville, VA	Adult Album Alternative	A	October 1, 2027
WCVL	Charlottesville, VA	Country	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	Hot Adult Contemporary	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	Rock	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	Country	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	Classic Hits	A	August 1, 2028
WSNY	Columbus, OH	Adult Contemporary	B	October 1, 2028
WNNP	Columbus, OH	Classic Hits	A	October 1, 2028
WNND	Columbus, OH	Classic Hits	A	October 1, 2028
WVMX	Columbus, OH	Hot Adult Contemporary	A	October 1, 2028
WLVQ	Columbus, OH	Classic Rock	B	October 1, 2028
KSTZ	Des Moines, IA	Hot Adult Contemporary	C	February 1, 2029
KIOA	Des Moines, IA	Classic Hits	C1	February 1, 2029
KAZR	Des Moines, IA	Rock	C1	February 1, 2029
KOEZ	Des Moines, IA	Soft Adult Contemporary	C1	February 1, 2029
WHAI	Greenfield, MA	Adult Contemporary	A	April 1, 2030
WPVQ	Greenfield, MA	Country	A	April 1, 2030
WMQR	Harrisonburg, VA	Hot Adult Contemporary	B1	October 1, 2027
WQPO	Harrisonburg, VA	Contemporary Hits	B	October 1, 2027
WSIG	Harrisonburg, VA	Classic Country	B1	October 1, 2027
WWRE	Harrisonburg, VA	Classic Hits	A	October 1, 2027
WOEZ	Hilton Head Island, SC	Soft Adult Contemporary	C3	December 1, 2027
WLHH	Hilton Head Island, SC	Classic Hits	C3	December 1, 2027
WVSC	Hilton Head Island, SC	Adult Variety Hits	C3	December 1, 2027
WYXL	Ithaca, NY	Adult Contemporary	B	June 1, 2030
WQNY	Ithaca, NY	Country	B	June 1, 2030
WIII	Ithaca, NY	Classic Rock	B	June 1, 2030
WFIZ	Ithaca, NY	Contemporary Hits	A	June 1, 2030

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
KEGI	Jonesboro, AR	Classic Rock	C2	June 1, 2028
KDXY	Jonesboro, AR	Country	C3	June 1, 2028
KJBX	Jonesboro, AR	Adult Contemporary	C3	June 1, 2028
WKNE	Keene, NH	Hot Adult Contemporary	B	April 1, 2030
WSNI	Keene, NH	Adult Contemporary	A	April 1, 2030
WINQ	Keene, NH	Country	A	April 1, 2030
WASK	Lafayette, IN	Classic Hits	A	August 1, 2028
WKHY	Lafayette, IN	Rock	B	August 1, 2028
WKOA	Lafayette, IN	Country	A	August 1, 2028
WXXB	Lafayette, IN	Contemporary Hits	A	August 1, 2028
WZID	Manchester, NH	Adult Contemporary	B	April 1, 2030
WMLL	Manchester, NH	Country	A	April 1, 2030
WKLH	Milwaukee, WI	Classic Rock	B	December 1, 2028
WHQG	Milwaukee, WI	Rock	B	December 1, 2028
WRXS	Milwaukee, WI	Oldies	A	December 1, 2028
WJMR	Milwaukee, WI	Urban Adult Contemporary	A	December 1, 2028
KMIT	Mitchell, SD	Country	C1	April 1, 2029
KUQL	Mitchell, SD	Classic Hits	C1	April 1, 2029
WNOR	Norfolk, VA	Rock	B	October 1, 2027
WAFX	Norfolk, VA	Classic Rock	C	October 1, 2027
WOGK	Ocala, FL	Country	C0	February 1, 2028
WYND	Ocala, FL	Classic Rock	A	February 1, 2028
WNDD	Ocala, FL	Classic Rock	A	February 1, 2028
WRSI	Northampton, MA	Adult Album Alternative	A	April 1, 2030
WPOR	Portland, ME	Country	B	April 1, 2030
WCLZ	Portland, ME	Adult Album Alternative	B	April 1, 2030
WMGX	Portland, ME	Hot Adult Contemporary	B	April 1, 2030
WYNZ	Portland, ME	Classic Hits	B1	April 1, 2030
KICD	Spencer, IA	Country	C1	February 1, 2029
KMRR	Spencer, IA	Adult Contemporary	C3	February 1, 2029
WLZX	Springfield, MA	Rock	A	April 1, 2030
WAQY	Springfield, MA	Classic Rock	B	April 1, 2030
WYMG	Springfield, IL	Classic Rock	B	December 1, 2028
WLFZ	Springfield, IL	Country	B	December 1, 2028
WDBR	Springfield, IL	Contemporary Hits	B	December 1, 2028
WTAX	Springfield, IL	News/Talk	B1	December 1, 2028
WNAX	Yankton, SD	Country	C1	April 1, 2029

AM:
WISE	Asheville, NC	Sports/Talk	B	December 1, 2027
KGMI	Bellingham, WA	News/Talk	B	February 1, 2030
KPUG	Bellingham, WA	Sports/Talk	B	February 1, 2030
WINQ	Brattleboro, VT	Country	C	April 1, 2030
WBCO	Bucyrus, OH	Classic Country	D	October 1, 2028
WSPO	Charleston, SC	Gospel	B	December 1, 2027
WINA	Charlottesville, VA	News/Talk	B	October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	Soft Adult Contemporary	D	August 1, 2028
WKFN	Clarksville, TN/Hopkinsville, KY	Sports/Talk	D	August 1, 2028

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
WNZE	Clarksville, TN	News/Talk	C	August 1, 2028
KRNT	Des Moines, IA	Sports/Talk	B	February 1, 2029
KPSZ	Des Moines, IA	Christian	B	February 1, 2029
WIZZ	Greenfield, MA	Oldies	D	April 1, 2030
WSVA	Harrisonburg, VA	News/Talk	B	October 1, 2027
WHBG	Harrisonburg, VA	Sports/Talk	D	October 1, 2027
WHCU	Ithaca, NY	News/Talk	B	June 1, 2030
WNYY	Ithaca, NY	Oldies	B	June 1, 2030
WKBK	Keene, NH	News/Talk	B	April 1, 2030
WZBK	Keene, NH	Classic Hits	D	April 1, 2030
WASK	Lafayette, IN	Sports/Talk	C	August 1, 2028
WFEA	Manchester, NH	News/Talk	B	April 1, 2030
WJOI	Milwaukee, WI	Christian	C	December 1, 2028
WHMP	Northampton, MA	News/Talk	C	April 1, 2030
WGAN	Portland, ME	News/Talk	B	April 1, 2030
WZAN	Portland, ME	Classic Country	B	April 1, 2030
WBAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
WVAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
KICD	Spencer, IA	News/Talk	C	February 1, 2029
WLZX	Springfield, MA	Rock	D	April 1, 2030
WTAX	Springfield, IL	News/Talk	C	December 1, 2028
WNAX	Yankton, SD	News/Talk	B	April 1, 2029
(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WISE, KPSZ, KPUG, KGMI, WNYY, WHCU, WINQ(AM) and WSVA operate with lower power at night than during daytime. WBCO, WQEZ, WKFN, WHBG, WZBK and WLZX(AM) are “Class D” stations that operate daytime only or with greatly reduced power at night.

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

The FCC is required by the Telecommunications Act of 1996 to review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The FCC’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), modified the FCC’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. In FCC v. Prometheus Radio Project, 141 S. Ct. 1150 (2021), the U. S. Supreme Court reversed a decision of the Court of Appeals for the Third Circuit which had vacated the FCC’s 2017 order. On December 12, 2018, the FCC adopted a Notice of Proposed Rulemaking (“NPRM”) to initiate the 2018 Quadrennial Review proceeding. On June 4, 2021, the FCC released a Public Notice seeking to refresh the record in the 2018 Quadrennial Review proceeding. (Hereinafter, the acronym “R&O” means an FCC “Report and Order.”) In its R&O 2018 Quadrennial Regulatory Review—Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996, FCC 23-117, released December 26, 2023, the FCC found that its existing rules, with some minor modifications, remain necessary in the public interest. The FCC retained the “dual network rule” and the “local radio ownership rule,” the latter of which was modified only to make permanent the interim contour-overlap methodology long used to determine ownership limits in areas outside the boundaries of defined Nielsen Audio Metro markets and in Puerto Rico. The FCC retained its local television ownership rule with adjustments to reflect changes that have occurred in the television marketplace to update the methodology for determining station ranking within a market to better reflect current industry practices, and expanded the existing prohibition on use of affiliation to circumvent the restriction on acquiring a second top-four ranked station in a market. Three parties filed Petitions for Review of the FCC’s R&O in the Fifth, Eighth, and Eleventh U. S. Circuit Courts of Appeal. Before completing the 2018 Quadrennial Review, on December 22, 2022, the FCC released a Public Notice (DA 22-1364) commencing the 2022 Quadrennial Review and began accepting comments and reply comments. The Company cannot predict whatever action the Courts may take with respect to the R&O or the FCC may take with respect to the 2022 Quadrennial Review.

New rules that could be promulgated under the Communications Act may permit us to own, operate, control or have a cognizable interest in additional radio broadcast stations if the FCC determines that such ownership, operation, control or cognizable interest will result in an increase in the number of radio stations in operation. No firm date has been established for initiation of this rule-making proceeding. New rules could restrict the Company’s ability to acquire additional radio and television stations in some markets. On January 20, 2025, President Donald Trump was inaugurated and signed numerous Executive Orders, some of which could affect the FCC. Revisions occurring as a result of the change of Administration, the Courts and FCC proceedings are ongoing and we cannot predict what action, if any, Administration, the Courts or the FCC may take to further modify the FCC rules. Due to changes in local radio markets, the ownership of some of our radio stations, in the future, could exceed the current ownership limits imposed by the Local Radio Ownership Rule. Their current ownership structure is “grandfathered” by the FCC. Absent a waiver, it might not be possible to sell all of them as currently configured in “clusters” to a single purchaser. The statements herein are based solely on the FCC’s multiple ownership rules in effect as of the date hereof and do not include any forward-looking statements concerning compliance with any future multiple ownership rules.

All commercial broadcasters were required to file a “biennial” ownership report, by December 1, 2023, describing the ownership of its stations as of October 1, 2023. The Company timely filed its reports. The next biennial ownership reports are due by December 1, 2025. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file (“OPIF”), or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, one of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than the Company.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. In an Order and Consent Decree, Townsquare Media, Inc., DA 24-54, released January 17, 2024, the licensee of AM radio stations in Idaho agreed to pay a civil penalty of $500,000 to resolve an investigation into violations of the FCC’s rules relating to on-air sponsorship identification and the maintenance of online political files. “Payola” is the unreported payment to—or acceptance by—employees of broadcast stations, program producers, or program suppliers of any valuable consideration to achieve airplay for any programming. On February 6, 2025, the FCC’s Enforcement Bureau released an “Enforcement Advisory,” Covert Manipulation of Radio Airplay Based on Artist Participation in Promotions or Events Violates FCC Payola Rules, which reminded broadcast licensees that a practice known as payola is not only a violation of the United States Criminal Code, but may also subject broadcasters to sanctions under the Communications Act. The “Enforcement Advisory” addresses payola in connection with the covert manipulation of radio airplay by a broadcast station licensee or broadcast station personnel based on an artist’s agreement to participate in a broadcast station’s promotion or event, sometimes without receiving any compensation or expense reimbursement for the appearance. The Company does not engage in such prohibited conduct. The Communications Act requires those persons who have paid, accepted, or agreed to pay or accept such consideration to report that fact to the station licensee before the involved matter is broadcast. In turn, the Communications Act requires the licensee to announce that the matter contained in the program is paid for, and to disclose the identity of the person furnishing the consideration. The Company complies with these requirements. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of two towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “OPIF” referred to above) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting to the OPIF of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 20-1263, released October 26, 2020). The Consent Decree required Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary filed a report with the FCC on December 8, 2021, regarding its record of compliance with the political laws and the Company’s obligations under the Consent Decree terminated as of February 7, 2022. The FCC has promulgated rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company’s subsidiaries, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers. In an NPRM, Priority Application Review for Broadcast Stations that Provide Local Journalism or Other Locally Originated Programming, FCC 24-1 (MB Docket No. 24-14), released January 17, 2024, the FCC proposed to prioritize processing review of certain applications filed by broadcast stations that certify that they provide locally originated programming. The FCC stated that the program would be “voluntary”. If the Company were not to certify that its stations provide local programming, actions on its applications to acquire new facilities might be deferred until applications containing such certifications had been earlier processed. However, there is some risk in certifying since competitors or members of the public might file adverse petitions challenging the accuracy of such certifications. The FCC is seeking comment on the proposal and the Company cannot predict whether such rules will be adopted and become effective. In an NPRM, Disclosure and Transparency of Artificial Intelligence-Generated Content in Political Advertisements, MB Docket No. 24-211, released July 25, 2024, the FCC proposed to require radio stations (among other FCC licensees and regulatees) to provide an on-air announcement for all political ads that include Artificial Intelligence (“AI”) generated content disclosing the use of such content in the ad. The FCC also proposes to require these licensees to include a notice in their OPIFs for all political ads that include AI-generated content disclosing that the ad contains such content. The Company cannot predict whether the proposed rules will be adopted, and if so, their effect on the Company.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year. The Company timely paid its regulatory fees for Fiscal Year 2024.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community). The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. In an NPRM (MB Docket No. 19-177), the FCC sought comment on its track record on EEO enforcement, whether the agency should make improvements to EEO compliance and enforcement, and invited comment on its audit program. The U.S. Court of Appeals for the D.C. Circuit (MD/DC/DE Broadcasters Association v. FCC, Case No. 1094, 236 F.3d 13 (2001); rehearing denied, 253 F. 3d 732 (2001), cert. denied, 534 U.S. 1113 (2002)) vacated certain aspects of the EEO requirements. While the FCC in 2004 adopted revised regulations regarding the filing of Form 395-B and updated the form, the requirement that broadcasters once again submit the form to the FCC was suspended until issues were resolved regarding confidentiality of the employment data. On February 22, 2024, the FCC released its Fourth R&O, Order on Reconsideration, and Second Further Notice of Rulemaking, FCC 24-18, reinstating the filing of Form 395-B. The requirement to submit the form remains suspended. On May 9, 2024, the Texas Association of Broadcasters filed a Petition for Review of the Fourth R&O in the Fifth Circuit Court of Appeals (Case No. 60226). Petitions for Review have also been filed by the American Family Association and National Religious Broadcasters. On January 20, 2025, President Trump issued Executive Orders: (1) Defending Women from Gender Extremism and Restoring Biological Truth to the Federal Government and (2) Ending Illegal Discrimination and Restoring Merit-Based Opportunity. On January 24, 2025, Counsel for the

Petitioners filed with the Court a “Rule 28(j) Letter” advising the Court of these Executive Orders. Oral argument was held before the Court. At the argument, the FCC conceded that the inclusion in the form of a “non-binary” gender category could no longer be defended based on the President’s Executive Order that the federal government will recognize only two genders. Because the FCC is currently deadlocked with two Republican and two Democrat Commissioners, the FCC cannot reverse the form’s reinstatement of Form 395-B. The Company cannot predict whether the requirement to file the form will be made effective or the impact of the reinstated form on the Company or its operations.

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

The FCC has adopted rules that require the broadcast of a specific disclosure at the time of broadcast if the material aired pursuant to a “lease” (a discreet block of time, e.g., a time brokerage agreement) has been paid for, or furnished by a foreign government entity. On June 10, 2024, the FCC released its Second R&O revising its previous requirements setting forth procedures for exercising reasonable diligence to determine whether such a disclosure is needed. The FCC addressed a ruling by the U.S. Court of Appeals for the District of Columbia Circuit that vacated one of the foreign sponsorship identification requirements established in a previous R&O. In its Second R&O, the FCC stated that its foreign sponsorship identification rules apply to leases of time including issue advertisements and paid public service announcements, but do not apply to sales of advertising for commercial goods and/or political candidate advertisements. When a lessee and station licensee enter into recurring leases for the same programming, the station licensee will be required to exercise its reasonable diligence obligations under the rule only once per year with respect to that particular lessee and that particular programming. The FCC grandfathered lease agreements already in effect but such leases will need to come into compliance either at the time of renewal or when the parties to the agreement enter into a new lease. The Second R&O is the subject of a Petition for Review before the U. S. Court of Appeals for the District of Columbia Circuit. Unless reversed by the Court, the rules would require the Company to upload the certifications to an affected station’s OPIF whether or not the lessee has a connection to a foreign government. Before they become effective, the Office of Management and Budget (“OMB”) must approve the new rules under the Paperwork Reduction Act. The OMB has not yet acted on the FCC’s request for approval. The Company cannot predict whether such new rules will become effective, and if so, the form they might take.

Other FCC Requirements.

Low Power FM Radio.   There exists a “low power radio service” on the FM band (“LPFM”) in which the FCC authorizes the construction and operation of NCE FM stations with up to 100 watts ERP with antenna height above average terrain (“HAAT”) at up to 30 meters (100 feet). This combination is calculated to produce a service area radius of approximately 3.5 miles. The FCC’s rules will not permit any broadcaster or other media entity subject to the FCC’s ownership rules to control or hold an attributable interest in an LPFM station or enter into related operating agreements with an LPFM licensee. Thus, absent a waiver, we could not own or program an LPFM station. LPFM stations are allocated throughout the FM broadcast band, (i.e., 88.1 to 107.9 MHz), although they must operate with an NCE format. The FCC has established allocation rules that require FM stations to be separated by specified distances to other stations on the same frequency, and stations on frequencies on the first, second and third channels adjacent to the center frequency. As required by the Local Community Radio Act of 2010, the FCC in 2012 modified its rules to maintain its existing minimum distance separation requirements for full-service FM stations, FM translator stations, and FM booster stations that broadcast radio reading services via an analog subcarrier frequency to avoid potential interference by LPFM stations; and when licensing new FM translator stations, FM booster stations, and LPFM stations, to ensure that: (i) licenses are available to FM translator stations, FM booster stations, and LPFM stations; (ii) such decisions are made based on the needs of the local community; and (iii) FM translator stations, FM booster stations, and LPFM stations remain equal in status and secondary to existing and modified full-service FM stations. By R&O, released April 23, 2020, the FCC modified the LPFM technical rules in four main ways: (1) expanding the permissible use of directional antennas; (2) expanding the definition of minor change applications for LPFM stations; (3) allowing LPFM stations to own FM boosters; and (4) permitting LPFM and Class D FM stations operating on the NCE FM reserved band (channels 201 to 220) to propose facilities short-spaced to television stations operating on channel 6 (TV6) with the consent of the potentially affected stations. The FCC also took other less significant actions affecting the LPFM service.

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

As part of the transition of television stations from analog to digital operations, the FCC sought comment in a 2014 NPRM on whether to allow low power television (“LPTV”) stations (so-called “Franken FM” or “FM6” radio stations) on digital television channel 6 to continue to operate analog FM radio-type services on an ancillary or supplementary basis on 87.75 MHz at the lower end of the portion of the FM band reserved for NCE stations. On June 7, 2022 (MB Docket No. 03-185), the FCC released a Fifth NPRM seeking comment on whether FM6 operations serve the public interest and should be authorized to continue in any capacity. The FCC limited the scope of FM6 operations to only those LPTV channel 6 stations with "active" FM6 engineering special temporary authority on the release date of the Fifth NPRM. In its Fifth R&O, Amendment of Parts 73 & 74 of the Commission's Rules to Establish Rules for Digital Low Power TV & TV Translator Stations, FCC 23-58, released July 20, 2023, the FCC concluded that the public interest will be served by allowing the continued operation of existing analog FM6 LPTV radio stations subject to certain conditions. The FCC declined to adopt a proposal discussed in the Fifth NPRM that would allow new FM radio stations to be licensed on 82-88 MHz across the United States, for lack of record support. There are only 14 authorized FM6 stations. There is an FM6 station in the Norfolk, Virginia, radio market where the Company operates two commercial radio stations. Currently, the FM6 station has had no adverse impact, but the Company cannot predict whether the FM6 station in the future will have any adverse impact on the Company’s stations in that market.

As a broadcaster, the Company is required to comply with the FCC rules implementing the Emergency Alert System (“EAS”). The Company’s stations must transmit Presidential messages during national emergencies and may transmit local messages, such as severe weather alerts and AMBER (America’s Missing: Broadcast Emergency Response) alerts. On January 7, 2021, the FCC’s Enforcement Bureau issued an “Enforcement Advisory” which highlighted EAS participants’ obligations, identified measures to improve the EAS, and warned that failure to comply with the EAS rules may subject a violator to sanctions including, but not limited to, substantial monetary forfeitures. Our stations are required periodically to file with the FCC forms reporting on the results of EAS tests. In September, 2022, the FCC adopted new EAS requirements directing EAS participants to check whether certain types of alerts are available in common alerting protocol (“CAP”) format and, if so, to transmit the CAP version of the alert rather than the legacy-formatted version. The FCC also prescribed text that EAS participants must broadcast using plain language terms. In an NPRM adopted October 27, 2022, the FCC proposed to require EAS participants to report to the FCC compromises of EAS equipment, communications systems, and services. The FCC proposed to require EAS participants to annually certify to having a cybersecurity risk management plan in place and to employ sufficient security measures to ensure the confidentiality, integrity, and availability of their respective alerting systems. On January 8, 2025, the FCC released a “Notice of Apparent Liability” proposing a penalty of $369,190 against a television broadcaster for apparently violating the EAS Rules by failing to participate in three nationwide tests of the EAS and for submitting incorrect or misleading information in FCC filings.

Use of FM Boosters for Geo-Targeting. By NPRM released December 1, 2020, the FCC sought comment on whether to modify the FCC’s rules governing the operation of FM booster stations by FM radio broadcasters in certain limited circumstances. Through its NPRM, the FCC sought comment regarding changes to the booster station rules that could enable FM broadcasters to use FM booster stations to air “geo-targeted” content (e.g., news, weather, and advertisements) independent of the signals of the booster’s primary station within different portions of the primary station's protected service contour for a limited period of time during the broadcast hour. On April 2, 2024, the FCC released an R&O adopting changes to the Commission's rules (effective January 13, 2025 – See 89FR10068) that allow FM booster stations to originate programming on a limited basis. The Company has no plans at this time to deploy this technology.

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers and on portable receivers such as cell phones, in automobiles, and through so-called “smart speakers” like Amazon’s Alexa service. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. Due to interference generated by their electric motors, some manufacturers of all-electric vehicles do not market vehicles that can receive AM broadcasts over the air (although AM broadcasts can be heard over digital streaming services, such as Tunein Radio). In the U. S. Senate, in the 118th Congress, a Bill, S.1669 bill would have required the Department of Transportation to issue a rule requiring all new motor vehicles to have devices that can access AM broadcast stations installed as standard equipment, but Congress adjourned before the Bill could be acted upon. As noted above, the Company is licensee of AM radio stations. On February 5, 2025, the Senate Committee on Commerce, Science and Transportation passed S. 315, the AM Radio for Every Vehicle Act, out of Committee. On the same date, H.R. 979, a companion bill, was introduced in the house. The bill, if enacted, would ensure that AM radio receivers remain in new vehicles. The Company cannot predict whether a bill will be enacted into law. To date, the Company has not perceived negative economic impact from DARS or Internet-streamed audio on the Company’s full-service stations and FM translators, possibly due, in part, to the possibility of confusion in the digital advertising market, but the Company cannot predict whether there will be future negative economic impact.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to four additional program streams over FM stations and one over AM stations (which streams do not count as separate radio stations under the multiple ownership rules.) At the present time, we are configured to broadcast in HD radio on 55 stations. In an Order and NPRM, the FCC proposed changes to its digital audio broadcasting technical rules that would permit additional FM stations to increase FM HD effective radiated power beyond the existing levels without the need for individual Commission authorization. In addition, the FCC proposed to allow digital FM stations to operate with asymmetric power on the digital sidebands. This would allow stations to operate with different power levels on the upper and lower digital sidebands, as a way to facilitate greater digital FM radio coverage without interfering with adjacent channel FM stations. A petition for reconsideration of the Order is pending. The Company cannot predict whether the proposed rules will be adopted. On October 28, 2020, the FCC released an R&O, in which it adopted rules (effective January 4, 2021) to allow AM radio stations to broadcast an all-digital signal using the HD Radio IBOC mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 R&O, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries that are AM licensees, acquired FM translators during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired were obligated to rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to concurrently sell or suspend operations of the FM translator. The FCC has adopted rules regarding FM translator interference (1) allowing FM translators to resolve interference issues by changing channels to any available same-band frequency using a minor modification application; (2) standardizing the information that must be compiled and submitted by a station claiming interference from an FM translator, including a required minimum number of listener complaints; (3) establishing interference complaint resolution procedures; and (4) establishing an outer contour limit (45 dBμ) for the affected station within which interference complaints will be considered actionable while providing for a process to waive that limit in special circumstances. Because FM translators are “secondary services,” they could be displaced by full power stations.

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

Changes to Application and Assignment Procedures.    FCC rules  give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new service specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modify the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third R&O which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In October 2018, the FCC released a “Second Further Notice of Proposed Rulemaking” as part of its ongoing effort to assist AM broadcast stations in providing full-time service to their communities. The FCC sought comment on technical proposals to reduce nighttime interference afforded to wide-area “Class A” AM radio stations to enable more local AM stations to increase their nighttime service. The Company has no Class A AM radio stations, but has Class B, Class C and Class D AM radio stations, some of which might benefit if the FCC changes its rules as proposed. In 2018, the FCC issued a Notice of Inquiry on whether to issue an NPRM that could lead to creation of a new Class C4 FM station that would allow use of power of up to 12 kW ERP, but the matter remains pending before the FCC.

The Company pays for the use of music broadcast on its stations by obtaining licenses from organizations called performing rights organizations (“PRO”) (e.g. Broadcast Music, Inc., American Society of Composers, Authors and Publishers SESAC, LLC, and Global Music Rights LLC), which, in turn pay composers, authors and publishers for their works. Federal law grants a performance right for sound recordings in favor of recording companies and performing artists for non-interactive digital transmissions and Internet radio. As a result, users of music, including the Company, are required to pay royalties for these uses through Sound Exchange, a non-profit performance rights organization. (Other PROs could be formed, which could increase the royalties we pay.) On January 30, 2025, the American Music Fairness Act was introduced in the 119th Congress. If signed into law, it would require terrestrial radio broadcasters to pay royalties (in addition to the royalties paid to the PROs) to American music creators when they play their songs. The Company cannot predict whether the bill will become law, and if so, what its impact may be on the Company.

In late 2018, Congress passed the “Music Modernization Act” which was signed into law by the President. The law (1) improves compensation to songwriters and streamlined how their music is licensed; (2) enables legacy artists (who recorded music before 1972) to be paid royalties when their music is played on digital radio; and (3) provides a consistent legal process for studio professionals, including record producers and engineers to receive royalties for their contributions to music that they help to create. The law creates a blanket license for digital music providers to make permanent downloads, limited downloads, and interactive streams, creates a collective (“Mechanical Rights Collective”) to administer the blanket license, and makes various changes to royalty rate proceedings. This law could impose an additional financial burden on the Company, but the extent of the burden depends on how the fee payment requirement is structured.

Proposal to Mandate Broadcasters to Participate in the Disaster Information Reporting System (“DIRS”) and Network Outage Reporting System (“NORS”). In a Second R&O and Second FNPRM released January 26, 2024, the FCC required cable systems, wireline, wireless, and interconnected Voice over Internet Protocol providers to report their infrastructure status information in the DIRS. In the Second FNPRM section of the document, the FCC proposed that broadcasters report in DIRS and the NORS their operational status each day when the FCC activates DIRS in the geographical areas in which they provide service. Implementation of DIRS and NORS by the Company could result in significant costs, but the Company cannot predict whether the rules will be adopted and if so, the form they may take.

Proposed Changes.   The FCC has under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect us and the operation and ownership of our broadcast properties. The advent of the Trump Administration could have an effect on FCC requirements. Application processing rules adopted by the FCC might require us to apply for facilities modifications to our standard broadcast stations in future “window” periods for filing applications or result in the stations being “locked in” with their present facilities. The FCC is authorized to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require us to bid for the use of certain frequencies.

Information About Our Executive Officers

Our current executive officers are:

Name	Age	Position

Christopher S. Forgy	64	President, Chief Executive Officer; Director
Samuel D. Bush	67	Executive Vice President, Treasurer and Chief Financial Officer
Catherine A. Bobinski	65	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Wayne Leland	60	Chief Operating Officer

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Forgy has been President and Chief Executive Officer since December 2022. He was previously our Senior Vice President of Operations from May 2018 until his appointment to President and Chief Executive Officer. He was President/General Manager of our Columbus, Ohio market from 2010 to 2018 and was Director of Sales of our Columbus, Ohio market from 1995 to 2006. He has been with Saga for over 20 years.

Mr. Bush was promoted to Executive Vice President in September 2024 and has been Chief Financial Officer and Treasurer since September 1997. Mr. Bush was Senior Vice President from 2002 to 2024 and he was Vice President from 1997 to 2002. From 1988 to 1997 he held various positions with the Media Finance Group at AT&T Capital Corporation, including senior vice president.

Ms. Bobinski has been Senior Vice President/Finance since March 2012 and Chief Accounting Officer and Corporate Controller since September 1991. She was Vice President from March 1999 to March 2012. Ms. Bobinski is a certified public accountant.

Mr. Leland was promoted to Chief Operating Officer in September 2024. Mr. Leland was Senior Vice President of Operations from January 2023 to 2024. He was President/General Manager of our Norfolk, Virginia market from 2011 to 2022. He has been with Saga for 11 years and has been in the broadcasting industry since 1986.

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

We Depend on Key Stations

Historically our top five markets when combined represented 36% and 37% of our net operating revenue for the years ended December 31, 2024, and 2023, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

The US government has recently indicated its intent to adopt a new approach to trade policy including initiating or considering the imposition of tariffs on certain foreign goods. Changes in US trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for US exports to those countries. These measures could also result in increased inflation and reduced US real gross domestic product and otherwise adversely impact the US economy. While tariffs have not had a material impact on our business, financial condition or results of operations to date, we cannot predict future trade policy or the terms of any new tariffs and retaliatory measures and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade policies has the potential to adversely impact the US and global economy and our customers’ businesses. This in turn could adversely impact our business, financial condition and results of operations due to our customer’s reduction in advertising spending as their businesses are negatively impacted by a decline in the US economy.

Risks Related to Our Financing

We May Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2024, our long-term debt was approximately $5,000,000. We have previously borrowed and may borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, particularly related to the Secured Overnight Financing Rate (“SOFR”) as outlined in our new credit facility amendment, a downturn in our operating performance, or a decline in general economic conditions. Our credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of December 19, 2027. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

Variable-Rate Indebtedness Exposes us to Interest Rate Risk, which could Cause Our Debt Service Obligations to Increase Significantly.

Certain of our secured indebtedness, including borrowings under our existing credit facility, is or is expected to be, as applicable, subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facility remained the same. As of December 31, 2024, we had $5,000,000 outstanding variable-rate debt. An unfavorable movement in interest rates, primarily SOFR, could result in higher interest expense and cash payments for us. Although we may enter into interest rate hedges, involving the partial or full (i) exchange of floating for fixed-rate interest payments or (ii) obtaining an interest rate cap, to reduce interest rate volatility, we cannot provide assurance that we will enter into such arrangements or that they will successfully mitigate such interest rate volatility. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018.

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

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, particularly Christopher S. Forgy, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Forgy, which terminate on December 6, 2029, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

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

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2024, our FCC broadcasting licenses represented 41% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The FCC has expanded the scope of items considered indecent to include material that could be considered “blasphemy,” “personally reviling epithets”, “profanity” and vulgar or coarse words, amounting to a nuisance. Effective January 15, 2024, the maximum forfeiture penalty (after 2024 annual inflation adjustment) for an indecency violation is $508,373 per incident and $4,692,668 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

We are Subject to a Series of Risks Regarding Scrutiny of Environmental, Social and Governance Matters

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, and governance (“ESG”) practices. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors, use such ratings to assess companies’ ESG profiles. There are also increasing regulatory expectations for ESG matters. Various policymakers, including the SEC, have adopted (or are considering adopting) requirements to disclose certain climate-related or other ESG information, which may require additional costs to comply. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten the risk. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Risks Related to the Ownership of Our Stock

The Company is No Longer Controlled by our President, Chief Executive Officer and Chairman

Edward K. Christian, our founder and former President, Chief Executive Officer and Chairman, passed away on August 19, 2022. Mr. Christian held approximately 65% of the combined voting power of our Common Stock (based on Class B Common Stock generally being entitled to ten votes per share, with certain exceptions, but not including options to acquire Class B Common Stock). As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of the two Class A directors, (ii) those matters where the shares of our Class B Common Stock are only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Upon Mr. Christian’s passing on August 19, 2022, his Class B shares were transferred into an estate planning trust and that transfer resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A Share. Those Class A Shares have the same voting rights as all other Class A Shares, and the estate has approximately 14.6% voting rights after the conversion of the shares from Class B Shares to Class A Shares. The Company’s subsidiaries holding FCC licenses timely applied to the FCC for consent to transfer of control of the subsidiaries from Mr. Christian to the shareholders of the Company, and those applications were routinely approved by the FCC on December 20, 2023. As a result of the change in voting control, the Company has entered into a period of significant transition and is potentially more vulnerable to activist investors or hostile takeover attempts. If the Company is unable to manage this transition effectively, it may have an adverse impact on the Company and its shareholders.

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

Our management has identified certain internal control deficiencies, which management believes constitute material weaknesses. Our failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common stock.

We review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and management is required to report annually on our internal control over financial reporting.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 concluded that the Company has the following material weakness in its internal control over financial reporting: (i) Ineffective Controls over Broadcast Revenue Reconciliations – a lack of effectively designed and implemented monitoring controls over recorded broadcast revenue combined with a lack of segregation of duties within the Traffic Management system that did not restrict users’ or monitor access privileges commensurate with their assigned authority and responsibility; and (ii) Ineffective Controls over Digital Revenue Reconciliations – a lack of effectively designed and implemented monitoring controls over recorded digital revenue, including procedures over the retention of documentation to ensure existence, completeness and accuracy of data used to support accounts related to revenue and accounts receivable in the financial statement close process.

These ineffective controls, individually or in the aggregate, could result in misstatements of accounts or disclosures that would results in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Such shortcomings could have an adverse effect on our business and financial results. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operations and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board and as executive officers.

The Company is planning to take steps to remediate this material weakness. However, we cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies.

Our business could be negatively affected as a result of shareholder activism.

Shareholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to our Board, has increased in recent years.

While the Company welcomes shareholders' constructive input, the Company could be negatively affected as a result of shareholder activism, which could cause the Company to incur substantial costs and divert our attention and resources from our business and our ability to execute our strategic plans. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers, service providers or other vendors and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

The Company has been, and may continue to be, the subject of shareholder activism, and it is subject to the risks associated therewith.

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

Our cybersecurity risk management processes, policies and CIRP are focused on (1) developing organizational understanding to manage cybersecurity risks, (2) applying safeguards to protect our systems, (3) detecting the occurrence of a cybersecurity incident, (4) responding to a cybersecurity incident and (5) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. Our processes and policies include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio. For a description and additional information concerning material cybersecurity risks we face, see Item lA Risk Factors - Information Technology and Cybersecurity Failures or Data Security Breaches Could Harm Our Business.

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

The CTO is responsible for managing our information security team to ensure they are assessing and managing cybersecurity risks in accordance with our processes and procedures. Our CTO has over 25 years' experience managing enterprise information technology systems.

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

As of December 31, 2024, the studios and offices of 25 of our 28 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 3.7 years to 6.9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in less than 1 year to 66 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA.

The closing price for our Class A Common Stock on March 25, 2025 as reported by the NASDAQ was $12.55. As of March 25, 2025, there were approximately 175 holders of record of our Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

During 2024, the Company’s Board of Directors has declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends, totaling $1.60 per share and approximately $10.0 million were paid during 2024.

During 2023, the Company’s Board of Directors declared four quarterly cash dividends and one special dividend on its Class A Common Stock. These dividends, totaling $3.00 per share and approximately $18.6 million were accrued or paid during 2023.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2024. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program (2)
October 1 - October 31, 2024	—	$—	—	$17,965,746
November 1 - November 30, 2024	8,034	$13.99	—	$17,853,350
December 1 - December 31, 2024	13,116	$12.73	—	$17,686,383
Total	21,150	$—	—	$17,686,383
(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are no longer required to provide a performance graph.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1. Business and the consolidated financial statements and notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein. The following discussion is presented on a consolidated basis. We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Corporate general and administrative expenses, interest expense, interest income, other (income) expense, and income tax provision are managed on a consolidated basis.

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

Revision of Previously Issued Consolidated Financial Statements

In connection with our review of certain digital expenses, we noted we had previously reported revenue net of expenses to third-party providers under the agent treatment, when in fact we were operating as the principal and should have been reporting the gross revenue and the expenses as part of station operating expense. As a result, our revenue and station operating expense for the years ended December 31, 2024 and 2023 were understated by approximately $2.6 million and $2.7 million, respectively with no impact on operating income, the provision for income taxes, net income, earnings per share, cash flows or retained earnings. In addition, we noted that our quarterly financial data for the first three quarters of the year ended December 31, 2024 and for each quarter of the year ended December 31, 2023 that our revenue and station operating expenses were understated. There was no impact on our Consolidated Balance Sheets as of December 31, 2024 and 2023, to our Consolidated Statements of Stockholders' Equity as of December 31, 2024 and 2023 or to our Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023. In accordance with Staff Accounting Bulletin ("SAB") No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error as part of our year-end financial reporting process for the year ended December 31, 2024 and took into consideration the impact for the interim periods of the three months ended March 31, 2024, three and six months ended June 30, 2024, three and nine months ended September 30, 2024. We determined that the impact was not material to our results of operations or financial position for any prior annual or interim period. Included in our annual reporting on Form 10-K for the year ended December 31, 2024 the impacts to the net revenue and station operating expenses amounts on the Consolidated Statement of Income previously reported for each of the years ended December 31, 2024 and 2023 and interim periods ended March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023 were presented.

Adjustments made as a result of and in connection with these revisions are more fully discussed in Note 2, Revisions of Previously Issued Consolidated Financial Statements. Our discussion and analysis of financial condition and results of operations have been amended to consider the effects of the revision as it relates to the years ended December 31, 2024 and 2023.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the years ended December 31, 2024 and 2023, approximately 88% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue was significantly higher in 2024 due to the increased number of national, state, and local elections in most of our markets as compared to 2023. Our gross political revenue for the years ended December 31, 2024 and 2023 was $3,263,000 and $944,000, respectively. We expect political revenue in 2025 to decrease from 2024 levels as a result of less elections in 2025 at the local, state and national levels.

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

We continue to execute Saga’s digital strategy focused on the consumer as opposed to the product oriented, low margin, high attrition offerings that many third-party providers deliver. There has been a significant increase in digital ad spending. According to eMarketer 2024, excluding political, there was approximately $421 billion spent on advertising in the U.S. They estimate digital advertising to be approximately $309 billion of the total spend. The Radio Advertising Bureau recently released a report that radio surpassed the $2 billion mark in digital sales. This represents 0.67% of eMarketer’s estimated digital advertising spend leaving a lot of room for growth. Saga’s “Blended Advertising” process focuses on providing our customers with simple digital advertising solutions (SEM, SEO, Targeted Display among others) that are easy to understand and buy in conjunction with radio. These are the same local advertisers that studies show say they trust radio account executives the most for market knowledge and advice but aren’t currently buying digital from us. Our digital strategy focuses on the consumer journey as they Click, Visit, Call and Search. Our Radio Station’s get the advertiser wanted and our digital platform gets the advertiser found and chosen.

During the years ended December 31, 2024 and 2023, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 36% and 37%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2024	2023
Market:
Charleston, South Carolina	6%	6%
Columbus, Ohio	8%	9%
Des Moines, Iowa	5%	5%
Milwaukee, Wisconsin	12%	11%
Norfolk, Virginia	5%	6%

During the years ended December 31, 2024 and 2023, the radio stations in our five largest markets when combined, represented approximately 37% and 40%, respectively, of our consolidated station operating income. The following tables describe the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2024	2023
Market:
Charleston, South Carolina	7%	5%
Columbus, Ohio	5%	10%
Des Moines, Iowa	3%	4%
Milwaukee, Wisconsin	17%	12%
Norfolk, Virginia	5%	9%
(*)	Operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the two years ended years ended December 31, 2024 and 2023.

Consolidated Results of Operations

			2024 vs. 2023
	Years Ended December 31,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$112,919	$115,504	$(2,585)	(2.2)%
Station operating expense	96,905	92,930	3,975	4.3%
Corporate general and administrative	12,611	10,966	1,645	15.0%
Other operating expense (income), net	1,048	120	928	N/M
Operating income	2,355	11,488	(9,133)	(79.5)%
Interest expense	348	173	175	101.2%
Interest income	(1,047)	(1,441)	394	N/M
Other income	(1,516)	(119)	(1,397)	N/M
Income before income tax expense	4,570	12,875	(8,305)	(64.5)%
Income tax provision	1,110	3,375	(2,265)	(67.1)%
Net income	$3,460	$9,500	$(6,040)	(63.6)%

Earnings per share (diluted)	$0.55	$1.55	$(1.00)	(64.5)%

N/M = Not Meaningful

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For the year ended December 31, 2024, consolidated net operating revenue was $112,919,000 compared with $115,504,000 for the year ended December 31, 2023, a decrease of $2,585,000 or 2.2%. We had an increase of approximately $1,760,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $4,345,000 generated by stations we owned or operated for the comparable period in 2023 (“same station”). The decrease in same station revenue in 2024 was due to decreases in gross local revenues of $8,868,000 partially offset by increases in gross political revenue of $2,308,000 and gross interactive or digital revenue of $1,745,000 and a decrease in agency commission of $439,000 from 2023. The most significant decreases in gross local revenue occurred in our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; and Milwaukee, Wisconsin; markets partially offset by increases at our Asheville, North Carolina and Charlottesville, Virginia. The decrease in our agency commissions is due to the decrease in local agency revenue. The gross political revenue increased due to an increase in the number of national, state and local elections. The increase in gross interactive results is primarily due to an increase in our streaming and website advertising revenue.

Station operating expense was $96,905,000 for the year ended December 31, 2024, compared with $92,930,000 for the year ended December 31, 2023, an increase of $3,975,000 or 4.3%. We had an increase of approximately $1,883,000 that was attributable to stations that we did not own or operate for the comparable period combined with an increase of $2,092,000 generated by stations we owned or operated for the comparable period in 2023. The increase in same station operating expenses was primarily a result of increases in compensation-related expenses, bad debt expenses, interactive fulfillment and content expenses, sales rating survey expenses and advertising and promotion expenses of $1,061,000, $582,000, $283,000, $249,000, and $135,000, respectively, partially offset by decreases in music licensing expenses and barter expenses of $120,000 and $103,000, respectively from 2023.

We had operating income for the year ended December 31, 2024 of $2,355,000 compared to $11,488,000 for the year ended December 31, 2023, a decrease of $9,133,000. The decrease was a result of the decrease in net operating revenue and the increase in station operating expense, described above, combined with an increase in our corporate general and administrative expenses of $1,645,000 and an increase in other operating expense of $928,000. The increase in corporate general and administrative expenses was primarily attributable to increases in stock-based compensation, expense related to the income tax obligation relating to the transfer of a split dollar life insurance policy to our former CEO, Ed Christian’s estate, computer software and cybersecurity expenses, compensation-related expenses and travel-related expenses of $835,000, $500,000, $385,000, $334,000, and $79,000, respectively, partially offset by a decrease in insurance-related expenses of $561,000. In 2024, we recorded a loss on the sale of fixed assets and intangible assets of $1,048,000 compared to a loss on the sale of fixed assets of $120,000 in 2023. The loss on sales of fixed assets and intangible assets recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market described in footnote 10 (Acquisitions and Dispositions).

We generated net income of $3,460,000 ($0.55 per share on a fully diluted basis) during the year ended December 31, 2024, compared to $9,500,000 ($1.55 per share on a fully diluted basis) for the year ended December 31, 2023, a decrease of $6,040,000. The decrease in net income is due to the decrease of operating income, described above, an increase in interest expense of $175,000, and a decrease in interest income of $394,000 partially offset by an increase in other income of $1,397,000 and a decrease in income taxes of $2,265,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The increase in other income is due to the $1,133,000 received related to the sale of an investment in BMI and $384,000 in insurance proceeds received as a result of weather-related damages. The gain on sale of investment and gain on insurance claims are recorded in other (income) expense, net in the Company’s Consolidated Statement of Income. The decrease in our income tax expense is due to lower income before income tax expense for the comparable period.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.49% at December 31, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at December 31, 2024 and no debt outstanding at December 31, 2023.

We had approximately $45 million and $50 million unused borrowing capacity under the Revolving Credit Facility at December 31, 2024 and 2023, respectively.

Sources and Uses of Cash

During the years ended December 31, 2024 and 2023, we had net cash flows from operating activities of $13,772,000 and $15,379,000, respectively. We believe that cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In February 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From the Buy-Back Program’s inception in 1998 through December 31, 2024, we have repurchased 2.2 million shares of our Class A Common Stock for $58.1 million. During the year ended December 31, 2024, approximately 21,865 shares were retained for payment of withholding taxes for $290,344 related to the vesting of restricted stock. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2024 were $3,767,000 ($4,356,000 in 2023). We anticipate capital expenditures in 2025 to be approximately $4.0 million to $4.5 million, which we expect to finance through funds generated from operations.

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

During 2024, the Company’s Board of Directors has declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends, totaling $1.60 per share and approximately $10.0 million were paid during 2024.

During 2023, the Company’s Board of Directors declared four quarterly cash dividends and one special dividend on its Class A Common Stock. These dividends, totaling $3.00 per share and approximately $18.6 million were accrued or paid during 2023.

During 2024, we used the proceeds from our U.S. Treasury Bills to purchase additional U.S. Treasury Bills when they were up for redemption at various times through the year. We redeemed $21.7 million in U.S. Treasury Bills and purchased an additional $19.7 million in U.S. Treasury Bills. At December 2024, we have recorded $8.9 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $8.9 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from March 2025 to June 2025.

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

Broadcast Licenses and Goodwill:   As of December 31, 2024, we have recorded approximately $91,497,000 in broadcast licenses and $19,229,000 in goodwill, which represents 50% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

There was no impairment of broadcast licenses or goodwill in 2024 or 2023.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. For illustrative purposes only, during our 2024 impairment test had the fair values of each of our broadcasting licenses been lower by 10% we would have recorded an additional broadcast license impairment of approximately $108,000; had the fair values of each of our broadcasting licenses been lower by 20%, we would have recorded an additional broadcast license impairment of approximately $335,000; and had the fair value of our broadcasting licenses been lower by 30%, we would have recorded an additional broadcast license impairment of approximately $714,000.

Additionally, our estimate of the value of our goodwill is a critical accounting estimate and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our goodwill, however, these estimates and assumptions are highly judgmental in nature. Our estimated fair value of our goodwill exceeds our carrying value by 22%. Actual results can be materially different from estimate and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, of if events occur or circumstances changes that would reduce the estimated fair value of our goodwill below the carrying value, we may recognize future impairment charges, the amount of which may be material. For illustrative purposes only, if the discount rate increased by 1.0%, the estimated fair value of our goodwill would only exceed our carrying value by 13%.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosures controls and procedures” as defined and amended by the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon the evaluation performed as of December 31 2024, as a result of the material weakness in internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of such date.

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

Based on our evaluation, management concluded that our Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company has the following material weakness in its internal control over financial reporting:

Ineffective Controls over Broadcast Revenue Reconciliations – a lack of effectively designed and implemented monitoring controls over recorded broadcast revenue combined with a lack of segregation of duties within the Traffic Management system that did not restrict or monitor users’ access privileges commensurate with their assigned authority and responsibility.

Ineffective Controls over Digital Revenue Reconciliations – a lack of effectively designed and implemented monitoring controls over recorded digital revenue, including procedures over the retention of documentation to ensure existence, completeness and accuracy of data used to support accounts related to revenue and accounts receivable in the financial statement close process.

These ineffective controls, individually or in the aggregate, could result in misstatements of accounts or disclosures that would results in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weakness. The remediation actions include, but are not limited to, the following:

Ineffective Controls over Broadcast Revenue Reconciliations – Enhance the monitoring controls over revenue reconciliation procedures, re-assess user access privileges and ensure that certain users conflict of duties within the system are appropriately mitigated through such monitoring controls.

Ineffective Controls over Digital Revenue Reconciliations – Evaluate and enhance design and implementation of digital process-level controls over the existence, completeness and accuracy of data included in various reports provided from third party providers that support our digital revenue accounts. Ensure retention of revenue reconciliation documentation and review by management.

We believe these measures will effectively remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to this material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Our internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in its report which appears below.

Notwithstanding the identified material weakness, Management believes the Consolidated Financial Statements included in this Form 10-K fairly present, in all material respects, our results of operations and cash flows for the year ended December 31, 2024 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Items 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Information About Our Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Saga Communications, Inc.

Grosse Pointe Farms, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Saga Communications, Inc. (the "Company") as of December 31, 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's report.

●	Material weakness in controls over the reconciliation process and review of local market IT access for broadcasting revenue and certain digital revenue streams prior to invoicing customers and recognizing revenue.

We considered this material weakness identified above in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and our opinion on Internal Control over Financial Reporting does not affect our opinion on the financial statements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Evaluation

As disclosed in Note 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19.2 million as of December 31, 2024. Management performs an annual quantitative impairment test during the fourth quarter of each year, or more frequently when it is determined that events and circumstances indicate that it is more likely than not that goodwill is impaired. The Company has one reporting unit for goodwill impairment testing purposes. Impairment of goodwill is assessed by comparing the estimated fair value of the reporting unit to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its goodwill impairment testing included significant judgments and assumptions relating to projected revenues and projected revenue growth rates, projected operating margins, projected general and administrative expenses and the discount rate.

We considered auditing the evaluation of goodwill for impairment to be a critical audit matter because it involved a high degree of subjectivity in evaluating management’s estimates, judgments, and significant assumptions, as well as significant audit effort due to complexity in the aggregation and evaluation of significant amounts of data and the use of valuation specialists.

Our audit procedures related to the evaluation of goodwill for impairment included the following:

●	Testing the effectiveness of management’s internal controls including controls addressing:

o	Management’s review and approval of the inputs into the valuation model, including the relevance and reliability of external data used and the completeness and accuracy of internal data used.

o	Management’s review and approval of the significant assumptions used within the valuation model including projected revenues, projected revenue growth rates, projected operating margins, projected general and administrative expenses and the discount rate.

●	Substantively testing management’s process, including:

o	Evaluated the appropriateness of the valuation model used and recalculated the valuation model.
o	Tested inputs into the valuation model, including the relevance and reliability of external data used and the completeness and accuracy of internal data used.
o	Evaluated the significant assumptions used by management, including projected revenues and projected revenue growth rates, projected operating margins, projected general and administrative expenses and the discount rate. This involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) relevant external market and industry data, and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit.
o	Utilized valuation specialists to assist in evaluating the methodology of and certain assumptions applied in the valuation model.

/s/ Crowe LLP

We have served as the Company's auditor since 2024

Fort Lauderdale, Florida

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Saga Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Saga Communications, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Saga Communications, Inc. at December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2015 through 2023.

/s/ UHY LLP

Sterling Heights, Michigan

March 15, 2024, except for the effects of the tables reflecting the impact of the revisions for the year ended December 31, 2023, discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s annual report (Form 10-K) as to which the date is March 31, 2025.

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2024	2023

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$18,860	$29,582
Short-term investments	8,927	10,595
Accounts receivable, less allowance of $1,071 ($618 in 2023)	15,941	17,173
Prepaid expenses and other current assets	2,606	2,451
Barter transactions	752	843
Total current assets	47,086	60,644
Property and equipment	151,553	148,265
Less accumulated depreciation	99,646	96,860
Net property and equipment	51,907	51,405
Other assets:
Broadcast licenses	91,497	90,240
Goodwill	19,229	19,236
Other intangibles, right of use assets, deferred costs and investments, net of accumulated amortization of $16,257 ($15,984 in 2023)	12,006	10,688
Total assets	$221,725	$232,213

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,080	$2,802
Accrued expenses:
Accrued payroll and payroll taxes	5,542	5,318
Dividend payable	—	12,505
Other accrued expenses	7,006	6,480
Barter transactions	930	924
Total current liabilities	16,558	28,029
Deferred income taxes	26,007	26,122
Long-term debt	5,000	—
Other liabilities	8,238	7,513
Total liabilities	55,803	61,664
Commitments and contingencies (Note 11, 13 and 15)	—	—
Shareholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 8,183 issued (8,007 in 2023)	82	80
Additional paid-in capital	74,334	72,593
Retained earnings	128,216	134,771
Treasury stock (1,764 shares in 2024 and 1,754 shares in 2023, at cost)	(36,710)	(36,895)
Total shareholders’ equity	165,922	170,549
Total liabilities and shareholders' equity	$221,725	$232,213

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2024	2023

	(In thousands, except per share data)
Net operating revenue	$112,919	$115,504
Operating expenses:
Station operating expense	96,905	92,930
Corporate general and administrative	12,611	10,966
Other operating expense (income), net	1,048	120
	110,564	104,016
Operating income	2,355	11,488
Other (income) expenses:
Interest expense	348	173
Interest income	(1,047)	(1,441)
Other income	(1,516)	(119)
Income before income tax expense	4,570	12,875
Income tax (benefit) expense:
Current	1,225	2,990
Deferred	(115)	385
	1,110	3,375
Net income	$3,460	$9,500

Earnings per share:
Basic	$0.55	$1.55
Diluted	$0.55	$1.55

Weighted average common shares	6,075	6,045
Weighted average common and common equivalent shares	6,075	6,045

Dividends declared per share	$1.60	$3.00

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2024 and 2023

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2023	7,867	$78	—	$—	$71,664	$143,896	$(37,109)	$178,529
Net income	—	—	—	—	—	9,500	—	9,500
Issuance of restricted stock	140	2	—	—	(2)	—	—	—
Dividends declared per common share	—	—	—	—	—	(18,625)	—	(18,625)
Compensation expense related to restricted stock awards	—	—	—	—	1,116	—	—	1,116
Purchase of shares held in treasury	—	—	—	—	—	—	(227)	(227)
401(k) plan contribution	—	—	—	—	(185)	—	441	256
Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net income	—	—	—	—	—	3,460	—	3,460
Issuance of restricted stock	177	2	—	—	(2)	—	—	—
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(10,015)	—	(10,015)
Compensation expense related to restricted stock awards	—	—	—	—	1,950	—	—	1,950
Purchase of shares held in treasury	—	—	—	—	—	—	(290)	(290)
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023

	(In thousands)

Statement of Cash Flows
Cash flows from operating activities:
Net income	$3,460	$9,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,283	5,055
Deferred income tax (benefit) expense	(115)	385
Amortization of deferred costs	36	36
Compensation expense related to restricted stock awards	1,950	1,116
Provision for credit losses	983	—
Loss on sale of assets, net	1,048	120
(Gain) on insurance claims	(383)	—
Other (gain), net	(1,133)	(119)
Barter (revenue) expense, net	89	50
Deferred and other compensation	(230)	(100)
Changes in assets and liabilities, net of business acquisition:
Decrease (increase) in receivables and prepaid expenses	1,263	(1,303)
Increase in accounts payable, accrued expenses, and other liabilities	1,521	639
Total adjustments	10,312	5,879
Net cash provided by operating activities	13,772	15,379
Cash flows from investing activities:
Purchase of short-term investments	(19,660)	(20,728)
Redemption of short-term investments	20,728	20,723
Acquisition of property and equipment (Capital Expenditures)	(3,767)	(4,356)
Acquisition of broadcast properties	(5,711)	—
Proceeds from sale and disposal of assets	203	1,747
Proceeds from redemption of investments and other	1,526	—
Other investing activities	(3)	117
Net cash used in investing activities	(6,684)	(2,497)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	—
Cash dividends paid	(22,520)	(19,875)
Purchase of treasury shares	(290)	(227)
Net cash used in financing activities	(17,810)	(20,102)
Net decrease in cash and cash equivalents	(10,722)	(7,220)
Cash and cash equivalents, beginning of period	29,582	36,802
Cash and cash equivalents, end of period	$18,860	$29,582

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a media company whose business is devoted to acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We currently own or operated eighty-two FM, thirty-one AM radio stations and seventy-nine metro signals, serving twenty-eight markets throughout the United States.

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

Our top five markets when combined represented 36% and 37% of our net operating revenue for the years ended years ended December 31, 2024 and 2023, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for credit losses at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2024 and 2023.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At December 31, 2024 and 2023, we have recorded $8.9 million and $10.6 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $8.9 million and $10.6 million respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from March 2025 to June 2025.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight financing rate (“SOFR”), prime rate or have been reset at the prevailing market rate at December 31, 2024.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for credit losses during the year ended December 31, 2024 and 2023 were as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period

	(in thousands)
December 31, 2024	$618	$983	$18	$(548)	$1,071
December 31, 2023	$519	$397	$—	$(298)	$618

Barter Transactions

Our radio stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2024 and 2023.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2024	2023

	(In thousands)

Land and land improvements	—	$15,524	$15,239
Buildings	31.5 years	41,292	40,460
Towers and antennae	7-15 years	27,969	27,145
Equipment	3-15 years	55,647	54,747
Furniture, fixtures and leasehold improvements	7-20 years	8,314	7,907
Vehicles	5 years	2,807	2,767
		151,553	148,265
Accumulated depreciation		(99,646)	(96,860)
Net property and equipment		$51,907	$51,405

Depreciation expense for the years ended December 31, 2024 and 2023, was $5,013,000 and $5,013,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted as of October 1 of each year, or more frequently if impairment indicators arise.

We have 113 broadcast licenses serving 28 markets, which require renewal over the period of 2027-2030. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future. The weighted-average period before the next renewal of the Company’s FCC licenses is 4.1 years.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the leases length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the Credit Facility. During the years ended December 31, 2024 and 2023, we recognized interest expense related to the amortization of debt issuance costs of $36,000 and $36,000, respectively.

At December 31, 2024 and 2023 the net book value of debt issuance costs related to our line of credit was $94,000, and $130,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Common Stock

Our founder and former Chairman, President, and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on our Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock were only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 14.6% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

Treasury Stock

In March 2013, our Board of Directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2024, we had remaining authorization of $17.7 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Shareholders’ equity. During 2024 and 2023, we acquired 21,865 shares at an average price of $13.28 per share and 11,274 shares at an average price of $20.12 per share, respectively.

Revenue Recognition

Revenue from the sale of commercial broadcast time to advertisers is recognized when commercials are broadcast. Revenue is reported net of advertising agency commissions. Agency commissions, when applicable are based on a stated percentage applied to gross billing. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 116, and The Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $1,595,000 and $1,705,000 for the years ended years ended December 31, 2024 and 2023, respectively.

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount offset by a permanent benefit difference primarily relating to executive compensation and the transfer of a split dollar life insurance policy to the estate of our former CEO that resulted in a permanent difference between book and taxable income.

Dividends

The Company currently intends to declare regular quarterly cash dividends, we well as variable dividends in accordance with the terms of our variable dividend policy. The Company may also declare special dividends in future periods. The declaration and payment of any future dividend, whether fixed, special or based on the variable policy will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations and other pertinent factors.

During 2024, the Company’s Board of Directors has declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.60 per share and approximately $10.0 million were paid during 2024.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. In 2024, we adopted ASU 2023-07, which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. The CODM is regularly provided with financial information consistent with the Consolidated Statement of Income presented within. Specifically, the CODM utilizes consolidated operating income as profitability measures for purposes of marking operating decisions and assessing financial performance. Further, the CODM reviews and utilizes station operating expense and corporate general and administrative expenses at the consolidated level to manage the Company’s operations. As a result of the adoption of ASU 2023-07, we have expanded our disclosures to include significant expenses within our station operating expense line on our Consolidated Statement of Income below. Other segment items included in the consolidated net income are interest expense, interest income, other (income) expenses, net and income tax (benefit) expense, which are reflected in the Consolidated Statement of Income. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

Significant departmental expenses included in station operating expenses for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Years Ended December 31,
	2024	2023

	(In thousands, except per share data)
Programming and Technical	$29,926	$28,301
Station General and Administrative	28,080	27,636
Selling	23,472	23,042
Interactive	6,615	5,483
Other (1)	8,812	8,468
Station Operating Expense	$96,905	$92,930

(1) Other includes production and news departments, advertising and promotional expense and station depreciation and amortization.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$3,460	$9,500
Less: Income allocated to unvested participating securities	111	149
Net income available to common shareholders	$3,349	$9,351

Denominator:
Denominator for basic earnings per share — weighted average shares	6,075	6,045
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,075	6,045

Earnings per share:
Basic	$0.55	$1.55
Diluted	$0.55	$1.55

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended years ended December 31, 2024 and 2023, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Recent Accounting Pronouncements

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted this standard in the fourth quarter of 2024. The adoption of ASU-2023-07 did not have a significant impact on the Company’s financial results and operations but did add incremental financial statement disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE)” (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses on an annual and interim basis. In January 2024, the FASB issued ASU 2025-01 clarifying the effective date for ASU-2024-03. ASU 2024-03 is effective for us for annual periods beginning January 1, 2027 and interim periods beginning after January 1, 2028. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2. Revision of Previously Issued Consolidated Financial Statements

The Company previously presented certain interactive or digital revenue net of expenses to third-party providers. After further review of the principal versus agent guidance in ASC 606, the Company determined it was acting as the principal and therefore should be presenting that digital revenue gross and including the expenses to third-party providers in station operating expense. Included in the adjustments below is the reclassification of these expenses out of net revenue and into station operating expense for the years ended December 31, 2024 and 2023 and the quarterly and year to date information for each quarter in 2023 and for the first three quarters in 2024.

In order to assess materiality with respect to the adjustments, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and determined that the impact of the adjustments on prior period consolidated financial statements was immaterial. These reclassifications, both individually and in the aggregate, had no impact to previously reported retained earnings, operating income (loss), income (loss) before income tax expense, net income (loss), earnings (loss) per share, cash flows from operations, investing or financing activities, or the timing of cash payments for income taxes.

The impact of the adjustments on our Consolidated Statements of Income for the nine months ended September 30, 2024 and the year ended December 31, 2023 and previously reported interim periods within those periods is as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023

	(Unaudited)
	(in thousands)
	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised

Net operating revenue	$24,664	$630	$25,294	$25,304	$608	$25,912
Station operating expenses	22,981	630	23,611	21,703	608	22,311
Corporate G&A	3,129	—	3,129	2,616	—	2,616
Other operating expense (income), net	971	—	971	80	—	80
Operating income (loss)	(2,417)	—	(2,417)	905	—	905

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023

	(Unaudited)
	(in thousands)
	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised

Net operating revenue	$28,742	$974	$29,716	$29,175	$792	$29,967
Station operating expenses	23,544	974	24,518	22,407	792	23,199
Corporate G&A	3,049	—	3,049	2,472	—	2,472
Other operating expense (income), net	6	—	6	—	—	—
Operating income (loss)	2,143	—	2,143	4,296	—	4,296

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023

	(Unaudited)
	(in thousands)
	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised

Net operating revenue	$53,406	$1,604	$55,010	$54,479	$1,400	$55,879
Station operating expenses	46,525	1,604	48,129	44,110	1,400	45,510
Corporate G&A	6,178	—	6,178	5,088	—	5,088
Other operating expense (income), net	977	—	977	80	—	80
Operating income (loss)	(274)	—	(274)	5,201	—	5,201

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023

	(Unaudited)
	(in thousands)
	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised

Net operating revenue	$28,118	$576	$28,694	$29,149	$707	$29,856
Station operating expenses	23,458	576	24,034	22,760	707	23,467
Corporate G&A	2,966	—	2,966	2,852	—	2,852
Other operating expense (income), net	49	—	49	45	—	45
Operating income (loss)	1,645	—	1,645	3,492	—	3,492

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023

	(Unaudited)
	(in thousands)
	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised	As Previously Reported on Form 10-Q	Digital Expense Reclassification	As Revised

Net operating revenue	$81,524	$2,180	$83,704	$83,628	$2,107	$85,735
Station operating expenses	69,983	2,180	72,163	66,870	2,107	68,977
Corporate G&A	9,144	—	9,144	7,940	—	7,940
Other operating expense (income), net	1,026	—	1,026	125	—	125
Operating income (loss)	1,371	—	1,371	8,693	—	8,693

	Twelve Months Ended December 31, 2023

	(in thousands)
	As Previously Reported on Form 10-K	Digital Expense Reclassification	As Revised

Net operating revenue	$112,773	$2,731	$115,504
Station operating expenses	90,199	2,731	92,930
Corporate G&A	10,966	—	10,966
Other operating expense (income), net	120	—	120
Operating income (loss)	11,488	—	11,488

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Interactive Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted display advertising, search engine management, search engine optimization, online promotions, advertising on our online news sites and websites and digital audio streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period. Digital audio stream revenue is recognized when the commercial spots have streamed. Third-party products such as targeted display advertising are recognized over time as digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for interactive revenue.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2024	2023

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$89,740	$94,228
Digital Advertising Revenue	14,221	12,354
Other Revenue	8,958	8,922
Net Revenue	$112,919	$115,504

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We also evaluate goodwill for impairment annually, or more frequently if certain circumstances are present. The Company has one reporting unit for purposes of goodwill impairment testing. In 2024, the income approach was used and it is based upon a discounted cash flow analysis incorporating significant assumptions such as projected revenues including a projected long-term growth rate, projected operating margins, projected general and administrative expenses, and a discount rate appropriate for the industry. In 2023, we utilized the market approach. Under each approach, if the fair value of our reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds our reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to our reporting unit.

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2024 and 2023 as follows:

Total
(in thousands)

Balance at January 1, 2023	$90,307
Disposals	(67)
Balance at December 31, 2023	$90,240
Acquisitions	2,150
Disposals	(893)
Balance at December 31, 2024	$91,497

2024 Impairment Test

We completed our impairment annual impairment test of broadcast licenses during the fourth quarter of 2024 and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2024 and the fourth quarter of 2023. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2024 and 2023: (1) the market specific operating profit margin range remained relatively consistent; (2) the market long-term revenue growth rates decreased slightly; (3)

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

the discount rate decreased from 2023; and (4) current year revenue projections decreased with amounts previously projected for 2024.

	Fourth	Fourth
	Quarter	Quarter
	2024	2023
Discount rates	9.0%	10%
Operating profit margin ranges	17.8% - 36.4%	17.8% - 36.4%
Market long-term revenue growth rates	0.5% - 1.5%	1.0% - 2.0%

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

2023 Impairment Test

During the fourth quarter of 2023, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Goodwill

During the fourth quarter of 2024 and 2023, the Company performed its annual impairment test of goodwill in accordance with ASC 350 and determined that the fair value was in excess of its carrying value and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2024:

Discount rate	9.0%
Operating profit margin ranges	19.7% - 27.0%
Long-term revenue growth rate	1.2%

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have recorded the changes to goodwill for each of the years ended December 31, 2024 and 2023 as follows:

Total
(in thousands)

Balance at January 1, 2023	$19,236
Acquisitions	—
Balance at December 31, 2023	$19,236
Acquisitions	76
Disposals	(83)
Balance at December 31, 2024	$19,229

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2024 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,679	286
Customer relationships	5,560	4,860	700
Other intangibles	2,001	1,857	144
Total amortizable intangible assets	$17,387	$16,257	$1,130

We have recorded amortizable intangible assets at December 31, 2023 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,652	313
Customer relationships	4,660	4,660	—
Other intangibles	1,844	1,811	33
Total amortizable intangible assets	$16,330	$15,984	$346

Aggregate amortization expense for these intangible assets for the years ended years ended December 31, 2024 and 2023, was $270,000 and $42,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2025, 2026, 2027, 2028 and 2029 is $389,000, $388,000, $133,000, $31,000 and $26,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.    Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2024	2023

	(In thousands)
Revolving credit facility	$5,000	$—
Amounts payable within one year	—	—
	$5,000	$—

Future maturities of long-term debt are as follows:

Year Ending
December 31,	Amount
(In thousands)

2025	$—
2026	—
2027	5,000
2028	—
2029	—
Thereafter	—
$5,000

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.49% at December 31, 2024), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2024) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $45 million and $50 million unused borrowing capacity under the Revolving Credit Facility at December 31, 2024 and 2023, respectively.

6.    Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023

	(In thousands)

Cash paid during the period for:
Interest	$315	$100
Income taxes	$1,608	$2,790
Non-cash transactions:
Barter revenue	$2,442	$2,402
Barter expense	$2,531	$2,452
Acquisition of property and equipment	$—	$55
Use of treasury shares for 401(k) match	$268	$256

7.    Income Taxes

An income tax expense of $1,110,000 was recorded for the year ended December 31, 2024 compared to income tax expense of $3,375,000 for the year ended December 31, 2023. The effective tax rate was approximately 24.3% for the year ended December 31, 2024 compared to 26.2% for the year ended December 31, 2023. The 2024 year to date tax rate was impacted by the transfer of a split dollar life insurance policy in the fourth quarter valued at $1 million to the estate of our previous CEO in accordance with his employment agreement that was a permanent benefit difference between our book and taxable income.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023

	(In thousands)

Deferred tax liabilities:
Property and equipment	$3,852	$3,976
Intangible assets	23,377	23,006
Right of use assets	1,803	1,815
Prepaid expenses	470	490
Total deferred tax liabilities	29,502	29,287
Deferred tax assets:
Allowance for credit losses	194	81
Compensation	1,259	1,107
Lease liability	1,890	1,907
Other accrued liabilities	152	70
	3,495	3,165
Less: valuation allowance	—	—
Total net deferred tax assets	3,495	3,165
Net deferred tax liabilities	$26,007	$26,122
Current portion of deferred tax assets	$628	$279
Non-current portion of deferred tax liabilities	(26,635)	(26,401)
Net deferred tax liabilities	$(26,007)	$(26,122)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2024 and December 31, 2023, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2024 and 2023, net deferred tax liabilities include a deferred tax asset of $3,495,000 and $3,165,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, lease liabilities, the allowance for credit losses, and other accrued expenses.

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Current:
Federal	$940	$2,240
State	285	750
Total current	1,225	2,990
Total deferred	(115)	385
Total Income Tax Provision	$1,110	$3,375

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$951	$2,694
State tax expense, net of federal benefit	270	637
Tax benefit on executive compensation	(134)	44
Tax expense on deficit from restricted stock vesting	167	52
Tax benefit from dividends paid on restricted stock	(144)	(52)
	$1,110	$3,375

The 2024 effective tax rate exceeds the federal statutory rate primarily due to the inclusion of state taxes in the income tax amount offset by a permanent benefit difference primarily relating to executive compensation and the transfer of a split dollar life insurance policy to the estate of our former CEO that resulted in a permanent difference between book and taxable income. The 2023 effective tax rates exceed the federal statutory rate primarily due to non-deductible compensation related expenses and state income taxes.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2021. The Company is subject to examination for income and non-income tax filings in various states and are currently undergoing an examination of our U.S. Federal Income tax return for 2022.

As of December 31, 2024, and 2023 there were no accrued balances recorded related to uncertain tax positions.

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the year ended December 31, 2024 and 2023, we had $2,000 and $-, respectively, in tax-related interest and penalties and had $0 accrued at December 31, 2024 and 2023.

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

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the years ended December 31, 2024 and 2023. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

There were no options granted during 2024 and 2023 and there were no stock options outstanding as of December 31, 2024.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2023	91,120	$27.15
Granted	139,633	20.41
Vested	(37,224)	26.74
Forfeited/canceled/expired	—	—
Outstanding at December 31, 2023	193,529	$22.36
Granted	177,634	11.86
Vested	(85,321)	22.94
Forfeited/canceled/expired	(1,040)	23.07
Non-vested and outstanding at December 31, 2024	284,802	$15.64
Weighted average remaining contractual life (in years)	2.3

The weighted average grant date fair value of restricted stock that granted during 2024 and 2023 was $2,107,000 and $2,850,000, respectively. The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $4,264,000 and $4,132,000 at December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023 we had $1,950,000 and $1,116,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2024 and 2023 was $513,000 and $294,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,000 and $0 in 2024 and 2023, respectively. The Company’s discretionary contribution to the plan was approximately $291,000 and $268,000 for the years ended December 31, 2024 and 2023, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2024 and 2023 was $332,000 and $226,000, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

2024 Acquisitions and Dispositions

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement, of $5,832,000, which included the purchase price of $5,300,000, the purchase of $499,000 in accounts receivable and transactional costs of approximately $121,000 offset by $88,000 in certain closing adjustments. Management attributes the goodwill recognized in the acquisition to the power of the existing brands in Lafayette, Indiana as well as synergies and growth opportunities expected through the combination with the Company’s existing stations. The $76,000 allocated to goodwill is deductible for tax purposes. The fair value of the property and equipment was estimated using cost and market approaches. The fair value of the FCC license was estimated using the discounted cash flow method. Goodwill was equal to the amount the purchase price exceeded the values allocated to the tangible and identifiable intangible assets. The Company finalized the fair value of the FCC license and goodwill during the fourth quarter of 2024 from the initial estimated after final determination of key assumptions used in the discounted cash flow analysis. The key assumptions used in the discounted cash flow analysis for the fair value of the FCC license were as follows:

Discount rate	9.5%
Operating profit margin ranges	27.5%
Market long-term revenue growth rates	0.5%

On May 31, 2024, we closed on an agreement to sell WNDN-FM located in our Ocala-Gainesville, Florida market to Suncoast Radio, Inc. for $150,000. We recorded a $20,000 loss on the sale in our other operating (income) expense, net line on our Consolidated Statement of Operations.

On March 29, 2024, we closed on an agreement to sell WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market to EZ Radio LLC for $10,000. We recorded a $147,000 loss on the sale in our other operating (income) expense, net line item on our Consolidated Statement of Operations.

On March 22, 2024, we submitted a request to the FCC to cancel our FCC license for KBAI-AM located in our Bellingham, Washington market. We recorded an $800,000 loss on the disposal in our other operating (income) expense, net line item on our Consolidated Statement of Operations.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2024 and 2023 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2024 acquisition is final at December 31, 2024.

Condensed Consolidated Balance Sheet of 2024 and 2023 Acquisitions

	Acquisitions in
	2024	2023

	(In thousands)
Assets Acquired:
Current assets	$534	$—
Property and equipment	2,035	—
Other assets:
Broadcast licenses	2,150	—
Goodwill	76	—
Other intangibles, deferred costs and investments	1,044	—
Total other assets	3,270	—
Total assets acquired	5,839	—
Liabilities Assumed:
Current liabilities	128	—
Total liabilities assumed	128	—
Net assets acquired	$5,711	$—

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the years ended December 31, 2024 and 2023 assume the 2024 acquisitions occurred as of January 1, 2023. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Years Ended December 31,
	2024	2023

	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$114,087	$118,764
Station operating expense	98,049	95,688
Corporate general and administrative	12,611	10,966
Other operating expense (income), net	1,048	120
Operating income	2,379	11,990
Interest expense	479	488
Interest income	(1,047)	(1,441)
Other income, net	(1,516)	(119)
Income before income tax expense	4,463	13,062
Income tax expense (benefit)
Current	1,200	3,015
Deferred	(119)	389
	1,081	3,404
Net income	$3,382	$9,658

Earnings per share:
Basic	$0.54	$1.57
Diluted	$0.54	$1.57

11.    Related Party Transactions

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Payments Under the Principal Shareholder Employment Agreement

The amended 2011 employment agreement terminated upon Mr. Christian’s death on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, and described above. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. As a result of our contractual obligations under the Mr. Christian’s agreement, Mr. Christian’s estate was the beneficiary of a gross amount of approximately $5.8 million in cash, common stock and a life insurance policy of which $3.9 million was recorded upon his passing in the third quarter of 2022, and $1.9 million had been accrued for in previous periods. The estate was the beneficiary of a lump-sum payment of his current base salary plus accrued unused vacation time totaling $1.9 million which was paid in October 2022. Mr. Christian’s estate was also provided with a prorated bonus that Mr. Christian earned of approximately $633,000 which was paid in March 2023. Mr. Christian had approximately $65,000 withheld as deferred compensation that was paid to the estate in January 2023. Additionally, under the agreement, any award previously granted under the Company’s 2005 Incentive Compensation Plan were immediately vested and provided to the estate. At the date of Mr. Christian’s passing, he had approximately 55,000 shares of unvested restricted stock that immediately vested at a price of $24.80 for a total of $1.4 million in common stock received by the estate. Mr. Christian’s estate is now the beneficiary of the Split Dollar life insurance policy that had a cash surrender value of approximately $1,029,000 at the time of transfer. Under the agreement, the Company is responsible to pay the estate’s income tax obligation relating to the transfer of the life insurance policy and as such, recorded $500,000 in the fourth quarter of 2024 when the transfer of the policy occurred. Lastly, under the agreement, the Company shall continue to pay for the healthcare coverage and life insurance premiums for Mr. Christian’s spouse for ten years which totals approximately $800,000.

Mr. Forgy’s Employment Agreement

On November 16, 2022, we entered into an employment agreement with Christopher S. Forgy, who was appointed as our President and CEO effective December 7, 2022. Mr. Forgy’s employment agreement had an initial term of three years, and in December 2024, pursuant to the agreement, we and Mr. Forgy mutually agreed to extend the term for the additional two years (the “renewal period”). Under the agreement, Mr. Forgy’s base salary is set at $670,000 for the first year and will increase 4% annually.

Mr. Forgy will have the opportunity to earn an annual performance bonus under the CEO Plan. His bonus in any fiscal year will be in a minimum of 35% and a maximum of 100% of his annual base salary as of January 1 of the fiscal year, and will be based on his performance and the achievement of performance goals established by the Compensation Committee within the first 90 days of the fiscal year. The Board may instead grant Mr. Forgy a discretionary bonus in the case of a financial, national or global occurrence, or a generally difficult year. Mr. Forgy was granted a $245,000 discretionary bonus for the 2023 fiscal year and a $243,950 discretionary bonus for the 2024 fiscal year. Mr. Forgy is also eligible for equity awards under the 2023 Incentive Compensation Plan, or any successor equity incentive plan, in accordance with the provisions of that plan that apply to the CEO.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

If Mr. Forgy’s employment is terminated by us without cause or if he resigns for good reason, he will receive the accrued amounts; continuation of his base salary for the longer of 18 months or the remainder of the three year initial term or the two-year renewal period, as applicable; any awarded but unpaid annual bonus with respect to any completed fiscal year preceding the termination date; immediate and full vesting of any unvested shares of restricted stock then held by Mr. Forgy; and payment or reimbursement of COBRA premiums for Mr. Forgy and his spouse for up to 18 months.

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

Other Related Party Transactions

Effective June 19, 2019, we employed Eric Christian, son of Edward K. Christian, our President, CEO and Chairman at the time, as our Director of Solution Architecture. Eric Christian was promoted to Vice President of Digital Solutions in July 2020 and was subsequently promoted to Chief Marketing Officer in February 2023. The Board of Directors approved the employment of Eric Christian and subsequent promotions. As previously disclosed, Edward K. Chrisian passed away in August 2022 which resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust, of which Edward K. Christian’s surviving spouse, and Eric Christian’s mother is the trustee of. The estate owns approximately 14.6% of the Common Stock outstanding. We also employed Sera Christian, granddaughter of the trustee of the Edward K. Christian estate.

12.    Common Stock

As previously disclosed, the passing of our founder and former Chairman, President and CEO Edward K. Christian, and the resultant transfer of his Class B shares into an estate planning trust resulted in an automatic conversion of each Class B share he held into one fully paid and non-assessable Class A share. We no longer have any shares of Class B Common Stock issued or outstanding, nor will there be any issued in the future.

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

Voting Rights.  Holders of shares of Common Stock vote as a single class on all matters submitted to a vote of the shareholders, with each share of Class A Common Stock entitled to one vote. Prior to Mr. Christian’s passing, each share of Class B Common Stock was entitled to ten votes, except (i) in the election for directors, (ii) with respect to any “going private” transaction between the Company and the Class B shareholder, and (iii) as otherwise provided by law.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our at the time eight directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of seven members at December 31, 2024. Currently, our Board of Directors consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

The holders of the Common Stock vote as a single class with respect to any proposed “going private” transaction with each share of each class of Common Stock entitled to one vote per share.

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

13.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2024, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.9 million and $7.0 million at December 31, 2024 and 2023, respectively. Lease liabilities were $7.3 million and $7.3 million at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recorded additional ROU assets under operating leases of $1,558,000, which is a non-cash transaction. Payments on lease liabilities during the year ended December 31, 2024 and 2023 totaled $1,883,000 and $1,826,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2024 and 2023, our total lease expense was $1,915,000 and $1,864,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2024 (in thousands):

Years Ending December 31,
2025	$1,892
2026	1,805
2027	1,622
2028	1,200
2029	730
Thereafter	1,463
Total lease payments (a)	8,712
Less: Interest (b)	1,444
Present value of lease liabilities (c)	$7,268
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2024.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.2 years and 5.8%, respectively, at December 31, 2024.

Performance Fees and Royalties

We incur fees from performing rights organizations (“PRO”) to license our public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, (1) entered into an Interim License Agreement with American Society of Composers, Authors and Publishers that was effective January 1, 2022 and will remain in effect until the date on which the parties reached agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026; (2) entered into an Interim License Agreement with Broadcast Music, Inc. that was effective January 1, 2022 and will remain in effect until the date on which the parties reached agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026; (3) reached an agreement with the Society of European Stage Authors and Composers after arbitration in November 2024 that is retroactive to January 2023 for a blanket fee from 2023-26 and (4) in February 2022, RMLC and Global Music Rights (“GMR”) announced that the conditions of their agreement to settle the GMR-RMLC antitrust and/or unfair competition litigations had been reached and we have entered into an agreement with GMR.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2024	2023
Cash and cash equivalents	Level 1	$18,860	$29,582
Short-term investments	Level 1	8,927	10,595
Accounts receivable, net of allowance	Level 1	15,941	17,173
Revolving Credit Facility	Level 2	5,000	—

Our financial instruments are comprised of cash and cash equivalents, short-term investments and long-term debt. The carrying value of cash and cash equivalents, short-term investments and accounts receivable approximate fair value due to their short maturities. The fair value of cash and cash equivalents, and short-term investments derived from quoted market prices and are considered a level 1. Interest on the Credit Facility is at a variable rate, and as such the debt obligation outstanding approximates fair value and is considered a level 2.

Non-Recurring Fair Value Measurements

We have certain assets that are measured at fair value on a non-recurring basis under the circumstances and events described in Note 4 — Broadcast Licenses, Goodwill and Other Intangibles, and are adjusted to fair value only when the carrying values are more than the fair values.

During the fourth quarter of 2024, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the fourth quarter of 2023, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

Additionally, we measured Property, Plant and Equipment and Broadcast License at fair value on a non-recurring basis under the circumstances and events described in Note 10 – Acquisitions and Dispositions for our Lafayette, Indiana market purchase during 2024.

15.    Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

16. Other Income

    During the third and fourth quarters of 2024, we had weather-related damages.  The Company’s insurance policy provides coverage for repairs and replacements.  As a part of the insurance settlement during the third quarter of 2024, the Company received cash proceeds of $383,000, resulting in a gain of $383,000, which is recorded in other (income) expense, net, in the Company’s Consolidated Statements of Income.

During the second quarter of 2024, the Company received $1,133,000 related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $1,133,000.  The gain on sale of investment is recorded in other (income) expense, net in the Company’s Consolidated Statement of Operations.

In 2012, Congress mandated that the FCC conduct an incentive auction of broadcast television spectrum as set forth in the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act"). The Spectrum Act authorized the FCC to conduct incentive auctions in which licensees could voluntarily relinquish their spectrum usage rights in order to permit the assignment by auction of new initial licenses subject to flexible use service rules, in exchange for a portion of the resulting auction proceeds. The Spectrum Act appropriated $1.75 billion to the TV Broadcaster Relocation Fund ("Reimbursement Fund") for costs reasonably incurred by Full Power and Class A broadcast television licensees reassigned to new channels ("repack"), as well as Multichannel Video Programming Distributors ("MVPDs") that incurred costs related to continuing to carry the signals of reassigned broadcast stations. The 2018 Reimbursement Expansion Act appropriated $1 billion in additional funds for the Reimbursement Fund and expanded eligible entities for reimbursement to include FM stations affected by the repack. During the first quarter of 2023, we received approximately $115,000 in reimbursement for our FM stations.  This reimbursement was recorded in other (income) expense, net in the Company’s Consolidated Statement of Operations.  We do not anticipate receiving any additional reimbursements related to this.

17.    Subsequent Events

On February 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000, was paid on March 7, 2025 to shareholders of record on February 18, 2025.

EXHIBIT INDEX

Exhibit No.	Location	Description

3.1	22	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3.2	22	Bylaws, as amended April 16, 2020.
4	14	Description of the Company’s Securities
10.1	1	Summary of Executive Insured Medical Reimbursement Plan.
10.2	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10.3	5	Chief Executive Officer Annual Incentive Plan.
10.4	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10.5	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.6	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.7	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10.8	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10.9	9	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10.10	8	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10.11	10	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10.12	11	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10.13	12	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10.14	13	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10.15	15	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
10.16	16	Third Amendment to Employment Agreement dated January 25, 2022 between Saga Communications, Inc, and Edward K. Christian.
10.17	17	Employment Agreement of Christopher Forgy dated as of November 16, 2022.
10.18	17	Letter of Employment of Wayne Leland dated as of November 16, 2022.
10.19	18	Third Amendment to Credit Agreement dated December 19, 2022 between the Company and JPMorgan Chase Bank, N.A., and The Huntington National Bank.
10.20	19	Saga Communications, Inc. 2023 Incentive Compensation Plan
10.21	20	Form of Restricted Stock Option Agreement for Employees under the Saga Communications, Inc. 2023 Incentive Compensation Plan
10.22	20	Form of Restricted Stock Option Agreement for Directors under the Saga Communications, Inc. 2023 Incentive Compensation Plan
10.23	*	Saga Communications, Inc. 2005 Deferred Compensation Plan Effective December 1998
10.24	*	Amendment to the Saga Communications, Inc. 2005 Deferred Compensation Plan Effective January 2009
10.25	*	Trust for Saga Communications, Inc. 2005 Deferred Compensation Plan April 2007
10.26	*	Nonqualified Deferred Compensation Plan Trust Agreement Effective December 2024
19	*	Saga Communications, Inc. Insider Trading Policy
21	*	Subsidiaries.
23.1	*	Consent of Crowe LLP.
23.2		Consent of UHY LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	21	Saga Communications, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed as Appendix A to the Company’s Consent Solicitation (Filed No: 001-11588) filed on September 17, 2013 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K/A filed on April 8, 2016 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2020 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 27, 2022 and incorporated by reference herein.

17	Exhibits filed with the Company’s Form 8-K filed on November 16, 2022 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2022 and incorporated by reference herein.

19	Exhibit filed with the Company’s Form S-8 filed on August 10, 2023 and incorporated by reference herein.

20	Exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein.

21	Exhibit filed with the Company’s Form 10-K filed on March 15, 2024 and incorporated by reference herein.

22	Exhibit filed with the Company’s Form 8-K filed on May 20, 2020 and incorporated by reference herein.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

SAGA COMMUNICATIONS, INC.

By:	/s/ Christopher S. Forgy
Christopher S. Forgy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signatures

/s/ Christopher S. Forgy	President, Chief Executive Officer and
Christopher S. Forgy	Director

/s/ Samuel D. Bush	Executive Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ Warren Lada	Chairman of the Board and Director
Warren Lada

/s/ Marcia K. Lobaito	Director
Marcia K. Lobaito

/s/ Michael W. Schechter	Director
Michael W. Schechter