Form 10-Q
period 2025-03-31
SAGA COMMUNICATIONS INC
filed 2025-05-09
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of May 6, 2025 was 6,441,913.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,947	$18,860
Short-term investments	9,023	8,927
Accounts receivable, net	13,691	15,941
Prepaid expenses and other current assets	4,038	2,606
Barter transactions	907	752
Total current assets	45,606	47,086
Property and equipment	151,702	151,553
Less accumulated depreciation	100,365	99,646
Net property and equipment	51,337	51,907
Other assets:
Broadcast licenses	91,478	91,497
Goodwill	19,229	19,229
Other intangibles, right of use assets, deferred costs and investments, net	11,655	12,006
Total assets	$219,305	$221,725

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,207	$3,080
Accrued expenses:
Accrued payroll and payroll taxes	5,522	5,542
Dividend payable	—	—
Other accrued expenses	7,018	7,006
Barter transactions	1,021	930
Total current liabilities	16,768	16,558
Deferred income taxes	26,092	26,007
Long-term debt	5,000	5,000
Other liabilities	7,885	8,238
Total liabilities	55,745	55,803
Commitments and contingencies (Note 11 and 13)	—	—
Shareholders’ equity:
Common stock	82	82
Additional paid-in capital	74,144	74,334
Retained earnings	125,037	128,216
Treasury stock	(35,703)	(36,710)
Total shareholders’ equity	163,560	165,922
Total liabilities and shareholders' equity	$219,305	$221,725

Note: The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$24,212	$25,294
Station operating expenses	21,963	22,459
Corporate general and administrative	3,167	3,083
Depreciation and amortization	1,326	1,198
Other operating expense, net	54	971
Operating loss	(2,298)	(2,417)
Interest expense	107	43
Interest income	(222)	(303)
Other income	(23)	—
Loss before income tax expense	(2,160)	(2,157)
Income tax (benefit) expense
Current	(670)	(515)
Deferred	85	(65)
	(585)	(580)
Net loss	$(1,575)	$(1,577)

Loss per share:
Basic	$(0.25)	$(0.25)
Diluted	$(0.25)	$(0.25)

Weighted average common shares	6,123	6,063
Weighted average common and common equivalent shares	6,123	6,063

Dividends declared per share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net loss, three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(1,575)	$(1,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,326	1,198
Deferred income tax (benefit) expense	85	(65)
Amortization of deferred costs	8	9
Compensation expense related to restricted stock awards	527	453
Provision for credit losses	174	359
Loss on sale of assets, net	54	971
(Gain) on insurance claims	(23)	—
Barter (revenue) expense, net	(64)	13
Deferred and other compensation	(17)	(24)
Changes in assets and liabilities:
Decrease in receivables and prepaid expenses	913	1,776
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(44)	690
Total adjustments	2,939	5,380
Net cash provided by operating activities	1,364	3,803
Cash flows from investing activities:
Purchase of short-term investments	(4,498)	(4,297)
Redemption of short-term investments	4,498	6,432
Acquisition of property and equipment (Capital Expenditures)	(696)	(1,050)
Proceeds from sale and disposal of assets	—	21
Proceeds from insurance claims and other	23	—
Other investing activities	—	(246)
Net cash (used in) provided by investing activities	(673)	860
Cash flows from financing activities:
Cash dividends paid	(1,604)	(14,068)
Net cash used in financing activities	(1,604)	(14,068)
Net decrease in cash and cash equivalents	(913)	(9,405)
Cash and cash equivalents, beginning of period	18,860	29,582
Cash and cash equivalents, end of period	$17,947	$20,177

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. Results of operations for three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

We own or operate broadcast properties in 28 markets, including 82 FM and 31 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2024.

We have evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2025, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands, except per share data)
Numerator:
Net loss	$(1,575)	$(1,577)
Less: Loss allocated to unvested participating securities	(73)	(50)
Net loss available to common shareholders	$(1,502)	$(1,527)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,123	6,063
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,123	6,063

Loss per share:
Basic	$(0.25)	$(0.25)
Diluted	$(0.25)	$(0.25)

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the three months ended March 31, 2025 and 2024, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At March 31, 2025 and December 31, 2024, we have recorded $9.0 million and $8.9 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.0 million and $8.9 million, respectively. Our held-to-maturity U.S. Treasury Bills currently all have original maturity dates ranging from April 2025 to September 2025.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at March 31, 2025.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $1,136,000 and $1,071,000 at March 31, 2025 and December 31, 2024, respectively. The activity in our allowance for credit losses during the three months ended March 31, 2025 was as follows:

Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Three Months Ended	of Period	Expenses	Recoveries	Period

(in thousands)
March 31, 2025	$1,071	$174	$(109)	$1,136

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

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. The CODM is regularly provided with financial information consistent with the Condensed Consolidated Statement of Income presented within. Specifically, the CODM utilizes consolidated operating income as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes station operating expense and corporate general and administrative expenses at the consolidated level to manage the Company’s operations. Other segment items included in the consolidated net income are interest expense, interest income, other (income) expenses, net and income tax (benefit) expense, which are reflected in the Condensed Consolidated Statement of Income. We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant departmental expenses included in station operating expenses for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Programming and Technical	$7,204	$7,179
Station General and Administrative	7,152	7,392
Selling	5,161	5,478
Interactive	1,665	1,529
Other (1)	781	881
Station Operating Expense	$21,963	$22,459

(1) Other includes production and news departments, advertising and promotional expense.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications has no effect on previously reported net loss, total assets, cash flows or shareholder’s equity.

2. Recent Accounting Pronouncements

New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE)” (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses on an annual and interim basis. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date for ASU-2024-03. ASU 2024-03 is effective for us for annual periods beginning January 1, 2027 and interim periods beginning after January 1, 2028. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

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

Interactive Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted digital advertising, search engine management, search engine optimization, online promotions, advertising on our online news sites, websites and digital audio streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period. Digital audio stream revenue is recognized when the commercial spots have streamed. Third-party products such as targeted display advertising are recognized over time as digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for interactive revenue.

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$18,854	$20,482
Digital Advertising Revenue	3,495	3,079
Other Revenue	1,863	1,733
Net Revenue	$24,212	$25,294

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

We also evaluate goodwill for impairment annually, or more frequently if certain circumstances are present. The income approach is used and it is based upon a discounted cash flow analysis incorporating significant assumptions such as projected revenues including a projected long-term growth rate, projected operating margins, projected general and administrative expenses and a discount rate appropriate for the industry. If the fair value of our reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds our reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to our reporting unit.

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2025. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of seven members on March 31, 2025. Currently, our Board of Directors consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through March 31, 2025:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2024	8,007	—
Issuance of restricted stock	177	—
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2024	8,183	—
Balance, March 31, 2025	8,183	—

We have a Stock Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. As of March 31, 2025, we have remaining authorization of $17.7 million for future repurchases of our Class A Common

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable SEC regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three months ended March 31, 2025 and 2024, no shares were repurchased under the Stock Buy-Back Program. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the potential sale of non-core assets to fund stock buybacks under the Stock Buy-Back Program, which may include open market purchases, block trades or other forms of buybacks.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2025, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.6 million and $6.9 million at March 31, 2025 and December 31, 2024 respectively. Lease liabilities were $6.8 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, we did not record any additional ROU assets under operating leases. Payments on lease liabilities during the three months ended March 31, 2025 and 2024 totaled $534,000, and $528,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three months ended March 31, 2025 and 2024, our total lease expense was $480,000, and $475,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at March 31, 2025 (in thousands):

Years Ending December 31,
2025 (a)	$1,357
2026	1,805
2027	1,622
2028	1,200
2029	730
Thereafter	1,464
Total lease payments (b)	8,178
Less: Interest (c)	1,344
Present value of lease liabilities (d)	$6,834

(a)	Remaining payments are for the nine-months ending December 31, 2025.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at March 31, 2025.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 6.0 years and 5.9%, respectively, at March 31, 2025.

7. Acquisitions and Dispositions

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

2025 Dispositions

On February 18, 2025, we submitted a request to the FCC to cancel our FCC license for WVAX-AM located in our Charlottesville, Virginia market. We recorded a $19,000 loss on the disposal in our other operating (income) expense, net line item on our Condensed Consolidated Statement of Operations.

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

Condensed Consolidated Balance Sheet of 2025 and 2024 Acquisitions:

The following unaudited condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2025 and 2024 acquisitions. The allocation of the purchase price for the 2024 acquisition was final at December 31, 2024.

Saga Communications, Inc.

Condensed Consolidated Balance Sheet of 2025 and 2024 Acquisitions

	Acquisitions in
	2025	2024

	(In thousands)
Assets Acquired:
Current assets	$—	$534
Property and equipment	—	2,035
Other assets:
Broadcast licenses	—	2,150
Goodwill	—	76
Other intangibles, deferred costs and investments	—	1,044
Total other assets	—	3,270
Total assets acquired	—	5,839
Liabilities Assumed:
Current liabilities	—	128
Total liabilities assumed	—	128
Net assets acquired	$—	$5,711

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the three months ended March 31, 2025 and 2024 assume the 2024 acquisitions occurred as of January 1, 2024. The pro forma results give effect to certain adjustments including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended
	2025	2024

	(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$24,212	$25,922
Station operating expense	21,963	22,987
Corporate general and administrative	3,167	3,083
Depreciation and amortization	1,326	1,335
Other operating expense (income), net	54	971
Operating loss	(2,298)	(2,454)
Interest expense	107	122
Interest income	(222)	(303)
Other income, net	(23)	—
Loss before income tax expense	(2,160)	(2,273)
Income tax (benefit) expense
Current	(670)	(541)
Deferred	85	(78)
	(585)	(619)
Net loss	$(1,575)	$(1,654)

Loss per share:
Basic	$(0.25)	$(0.26)
Diluted	$(0.25)	$(0.26)

8. Income taxes

An income tax benefit of $585,000 was recorded for the three months ended March 31, 2025 compared to an income tax benefit of $580,000 for the three months ended March 31, 2024. The effective tax rate was approximately 27.1% for the three months ended March 31, 2025 compared to 26.9% for the three months ended March 31, 2024. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three months ended March 31, 2025 and 2024, respectively.

There were no stock options granted during 2025 or 2024 and there were no stock options outstanding as of March 31, 2025. All outstanding stock options were exercised in 2017.

The following summarizes the restricted stock transactions for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2025	284,802	$15.64
Vested	—	—
Forfeited	—	—
Non-vested and outstanding at March 31, 2025	284,802	$15.64

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2025 and 2024, we had $527,000 and $453,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three months ended March 31, 2025 and 2024 was $139,000 and $119,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
Revolving credit facility	$5,000	$5,000
Amounts payable within one year	—	—
	$5,000	$5,000

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.41% at March 31, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have approximately $45 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2025 and December 31, 2024.

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

12. Dividends

During 2025, the Company’s Board of Directors declared a quarterly cash dividend on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2025.

During 2024, the Company’s Board of Directors declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.60 per share and approximately $10.0 million were paid during 2024.

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

13. Commitments and Contingencies

As previously disclosed Mr. Christian passed away on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, as described in our annual report on Form 10-K for the year ended December 31, 2022. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. Under the agreement, the Company is responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy and as such, recorded $500,000 in the fourth quarter of 2024 when the transfer of the policy occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and the Middle East, the effects of widespread outbreak of illness or disease, inflation or deflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto of Saga Communications, Inc. and its subsidiaries contained elsewhere herein and the audited financial statements and Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2024. The following discussion is presented on a consolidated basis.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. There have been no significant changes to our critical accounting policies that are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Financial Condition and Results of Operations

General

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complimentary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis. For additional information with respect to acquisitions, see “Liquidity and Capital Resources” below. We own or operate broadcast properties in 28 markets, including 82 FM and 31 AM radio stations and 79 metro signals.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the three months ended March 31, 2025 and 2024, approximately 90% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect political revenue in 2025 to decrease from 2024 levels as a result of less elections at the national, state and local levels.

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

We continue to execute Saga’s digital strategy focused on the consumer as opposed to the product-oriented, low margin, high attrition offerings that many third-party providers deliver. There has been a significant increase in digital ad spending. Saga’s “Blended Advertising” process focuses on providing our customers with simple digital advertising solutions (SEM, SEO, Targeted Display among others) that are easy to understand and buy in conjunction with radio. These are the same local advertisers that studies show say they trust radio account executives the most for market knowledge and advice but aren’t currently buying digital from us. Our digital strategy focuses on the consumer journey as they Click, Visit, Call and Search. Our Radio Station’s get the advertiser wanted and our digital platform gets the advertiser found and chosen.

During the three months ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023, our Charleston, South Carolina: Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 34%, 36%, 36% and 37%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2025	2024	2024	2023
Market:
Charleston, South Carolina	6%	7%	6%	6%
Columbus, Ohio	7%	8%	8%	9%
Des Moines, Iowa	4%	5%	5%	5%
Milwaukee, Wisconsin	12%	11%	12%	11%
Norfolk, Virginia	5%	5%	5%	6%

During the three months ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023, the radio stations in our five largest markets, when combined, represented approximately 37%, 38%, 37% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Three Months Ended		for the Years Ended
	March 31,		December 31,
	2025	2024	2024	2023
Market:
Charleston, South Carolina	9%	10%	7%	5%
Columbus, Ohio	—%	6%	5%	10%
Des Moines, Iowa	(5)%	2%	3%	4%
Milwaukee, Wisconsin	31%	15%	17%	12%
Norfolk, Virginia	2%	5%	5%	9%

*	Operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets (a non-GAAP measure).

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$24,212	$25,294	$(1,082)	(4.3)%
Station operating expenses	21,963	22,459	(496)	(2.2)%
Corporate general and administrative	3,167	3,083	84	2.7%
Depreciation and amortization	1,326	1,198	128	10.7%
Other operating expense, net	54	971	(917)	N/M
Operating loss	(2,298)	(2,417)	119	(4.9)%
Interest expense	107	43	64	148.8%
Interest income	(222)	(303)	81	N/M
Other income	(23)	—	(23)	N/M
Loss before income tax expense	(2,160)	(2,157)	(3)	0.1%
Income tax (benefit) expense
Current	(670)	(515)	(155)	30.1%
Deferred	85	(65)	150	(230.8)%
	(585)	(580)	(5)	0.9%
Net loss	$(1,575)	$(1,577)	$2	(0.1)%
Earnings (loss) per share (diluted)	$(0.25)	$(0.25)	$—	—%

N/M =  Not Meaningful

For the three months ended March 31, 2025, consolidated net operating revenue was $24,212,000 compared with $25,294,000 for the three months ended March 31, 2024, a decrease of $1,082,000 or 4.3%. We had an increase of approximately $595,000 that was attributable to stations that we did not own or operate for the comparable period, offset by a decrease of $1,677,000 generated by stations we owned or operated for the comparable period in 2024 (“same station”). The decrease in same station revenue was primarily a result of decreases in gross local revenue and gross national revenue of $1,815,000 and $432,000 respectively partially offset by increases in gross interactive revenue and non-spot revenue of $342,000 and $97,000, respectively, and a decrease in agency commissions of $198,000 for the comparable period of 2024. The most significant decreases in gross local revenue were at our Clarksville, Tennessee; Columbus, Ohio; Des Moines, Iowa; Ithaca, New York; and Norfolk, Virginia markets. The markets with the most significant decreases in gross national revenue were at our Charleston, South Carolina; Manchester, New Hampshire; Ocala, Florida; Portland, Maine; and Springfield, Massachusetts markets. The decrease in agency commissions is due to the decrease in national and local agency revenue. The increase in gross interactive revenue is primarily due to an increase in our streaming revenue and our website advertising revenue. The increase in our non-spot revenue is mainly due to increases at our Manchester, New Hampshire and Milwaukee, Wisconsin markets.

Station operating expense was $21,963,000 for the three months ended March 31, 2025, compared with $22,459,000 for the three months ended March 31, 2024, a decrease of $496,000 or 2.2%. We had an increase of approximately $619,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,115,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station operating expense was primarily the result of decreases in compensation-related expenses, bad debt expenses, digital services expenses, advertising and promotional expenses and repairs and maintenance expenses of $633,000, $198,000, $143,000, $63,000 and $52,000, respectively, for the comparable period of 2024.

We had an operating loss for the three months ended March 31, 2025 of $2,298,000 compared to an operating loss of $2,417,000 for the three months ended March 31, 2024, an increase of $119,000. The increase was a result of the decrease in net operating revenue partially offset by a decrease in station operating expense, as noted above, along with an increase in corporate general and administrative expenses of $84,000, and an increase in depreciation and amortization of $128,000 offset by a decrease in other operating expense of $917,000. The increase in corporate general and administrative expenses was primarily comprised of increases in consulting and audit related fees of $116,000, additional expenses related to shareholder activism and a potential proxy contest of $110,000, and computer software and cybersecurity expenses of $48,000 partially offset by a decrease in other legal fees of $166,000 and a decrease in compensation related expenses of $25,000. In addition to the $110,000 spent in the first quarter related to shareholder activism and related matters, we expect to spend additional amounts in the second quarter of 2025. The increase in depreciation and amortization is primarily attributable to stations that we did not own or operate for the entire comparable period. In 2025, we recorded a loss on the sale of fixed assets and intangibles of $54,000 compared to a loss on the sale of fixed assets of $971,000 in 2024. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated a net loss of $1,575,000 ($ (0.25) per share on a fully diluted basis) during the three months ended March 31, 2025, compared to a net loss of $1,577,000 ($ (0.25) per share on a fully diluted basis) for the three months ended March 31, 2024, an increase of $2,000. The increase in net income or decrease in net loss is primarily due to the increase in operating income, described above, an increase in other income of $23,000, and an increase in income tax benefit of $5,000 partially offset by an increase in interest expense of $64,000 and a decrease in interest income of $81,000. The increase in other income was due to insurance proceeds. The increase in the tax benefit is due to a minor increase in our loss before income taxes in 2025. The increase in interest expense is due to the increase in debt outstanding. The decrease in interest income is due to lower interest rates on our short-term investments.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.41% at March 31, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the used portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at March 31, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have $5,000,000 debt outstanding at December 31, 2024 and March 31, 2025 that we borrowed in conjunction with our Lafayette acquisition.

We have approximately $45 million of unused borrowing capacity under the Revolving Credit Facility at both March 31, 2025 and December 31, 2024.

Sources and Uses of Cash

During the three months ended March 31, 2025 and 2024, we had net cash flows from operating activities of $1,364,000 and $3,803,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through March 31, 2025, we have repurchased 2.2 million shares of our Class A Common Stock for $58.1 million. During the three months ended March 31, 2025, we did not repurchase any shares related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the potential sale of non-core assets to fund stock buybacks under the Stock Buy-Back Program, which may include open market purchases, block trades or other forms of buybacks.

Our capital expenditures, exclusive of acquisitions, for the three months ended March 31, 2025 were $696,000 ($1,050,000 in 2024). We anticipate capital expenditures in 2025 to be approximately $4.0 million to $4.5 million, which we expect to finance through funds generated from operations.

On February 13, 2024, we entered into an agreement to purchase the assets of WKOA (FM), WKHY (FM), WASK (FM), WXXB (FM), WASK (AM) and W269DJ from Neuhoff Communications, Inc. serving the Greater Lafayette, Indiana radio market for $5.3 million, subject to certain purchase price adjustments. The Company closed on this transaction on May 31, 2024, using funds from operations and borrowings under our credit agreement of $5,832,000, which included the purchase price of $5,300,000, the purchase of $499,000 in accounts receivable and transactional costs of approximately $121,000 offset by $88,000 in certain closing adjustments.

During 2025, the Company’s Board of Directors declared a quarterly cash dividend on its Class A Common Stock. This dividend totaling approximately $1.6 million was paid during the first quarter of 2025.

During 2024, the Company’s Board of Directors declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.60 per share and approximately $10.0 million were paid during 2024.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

We have future cash obligations under various types of contracts, including the terms of our Credit Facility, operating leases, programming contracts, employment agreements, and other operating contracts. For additional information concerning our future cash obligations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary Disclosures About Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in our annual report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2024 annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness in internal control over financial reporting described in our Form 10-K for the period ending December 31, 2024 and below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

At December 31, 2024, management determined that the Company had the following material weakness in its internal control over financial reporting:

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

These ineffective controls, individually or in the aggregate, could result in misstatements of accounts or disclosures that would result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Plans for Remediation of Material Weakness

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weakness. Our remediation plans are outlined in our 2024 Annual Report on Form 10-K. We believe those measures will effectively remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to this material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weakness in our internal control over financial reporting has not been fully remediated as of March 31, 2025.

Notwithstanding the identified material weakness, our management believes the Condensed Consolidated Financial Statements included in this Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the period ended March 31, 2025 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal controls over financial reporting during the fiscal period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Part 1, “Item 1A. Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the fiscal quarter ended March 31, 2025.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended March 31, 2025.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1)	Share	Program	Program (2)
January 1 - January 31, 2025	—	$—	—	$17,686,383
February 1 - February 28, 2025	—	$—	—	$17,686,383
March 1 - March 31, 2025	—	$—	—	$17,686,383
Total	—	$—	—	$17,686,383

(1)	All shares were purchased other than through a publicly announced plan or program. The shares were forfeited to the Company for payment of tax withholding obligations related to the vesting of restricted stock.
(2)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

None of the Company’s directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

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

SAGA COMMUNICATIONS, INC.

Date: May 9, 2025	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2025	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)