Form 10-Q
period 2025-06-30
SAGA COMMUNICATIONS INC
filed 2025-08-08
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of August 4, 2025, was 6,439,921.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$15,791	$18,860
Short-term investments	9,116	8,927
Accounts receivable, net	15,120	15,941
Prepaid expenses and other current assets	4,504	2,606
Barter transactions	1,005	752
Total current assets	45,536	47,086
Property and equipment	152,582	151,553
Less accumulated depreciation	101,363	99,646
Net property and equipment	51,219	51,907
Other assets:
Broadcast licenses	91,478	91,497
Goodwill	19,229	19,229
Other intangibles, right of use assets, deferred costs and investments, net	11,411	12,006
Total assets	$218,873	$221,725

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,758	$3,080
Accrued expenses:
Accrued payroll and payroll taxes	5,128	5,542
Other accrued expenses	7,573	7,006
Barter transactions	1,023	930
Total current liabilities	16,482	16,558
Deferred income taxes	25,967	26,007
Long-term debt	5,000	5,000
Other liabilities	7,744	8,238
Total liabilities	55,193	55,803
Commitments and contingencies (Note 11 and 14)	—	—
Shareholders’ equity:
Common stock	82	82
Additional paid-in capital	74,747	74,334
Retained earnings	124,554	128,216
Treasury stock	(35,703)	(36,710)
Total shareholders’ equity	163,680	165,922
Total liabilities and shareholders' equity	$218,873	$221,725

Note: The balance sheet as December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,229	$29,716	$52,441	$55,010
Station operating expenses	22,226	23,305	44,189	45,764
Corporate general and administrative	3,074	3,004	6,241	6,087
Depreciation and amortization	1,267	1,258	2,593	2,456
Other operating expense, net	253	6	307	977
Operating income (loss)	1,409	2,143	(889)	(274)
Interest expense	107	71	214	114
Interest income	(210)	(251)	(432)	(554)
Other income	(1)	(1,133)	(24)	(1,133)
Income (loss) before income tax expense	1,513	3,456	(647)	1,299
Income tax (benefit) expense
Current	510	815	(160)	300
Deferred	(125)	140	(40)	75
	385	955	(200)	375
Net income (loss)	$1,128	$2,501	$(447)	$924

Income (loss) per share:
Basic	$0.18	$0.40	$(0.07)	$0.15
Diluted	$0.18	$0.40	$(0.07)	$0.15

Weighted average common shares	6,176	6,072	6,138	6,068
Weighted average common and common equivalent shares	6,176	6,072	6,138	6,068

Dividends declared per share	$0.25	$0.25	$0.50	$1.10

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2025 and 2024

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net loss, three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372
Net income, three months ended June 30, 2024	—	—	—	—	—	2,501	—	2,501
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,566)	—	(1,566)
Compensation expense related to restricted stock awards	—	—	—	—	520	—	—	520
Balance at June 30, 2024	8,006	$80	—	$—	$73,359	$128,808	$(36,420)	$165,827

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560
Net income, three months ended June 30, 2025	—	—	—	—	—	1,128	—	1,128
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,611)	—	(1,611)
Compensation expense related to restricted stock awards	—	—	—	—	603	—	—	603
Balance at June 30, 2025	8,182	$82	—	$—	$74,747	$124,554	$(35,703)	$163,680

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024

	(Unaudited)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net (loss) income	$(447)	$924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,593	2,456
Deferred income tax (benefit) expense	(40)	75
Amortization of deferred costs	16	18
Compensation expense related to restricted stock awards	1,130	973
Provision for credit losses	225	579
Loss on sale of assets, net	307	977
Other gain, net	(27)	(1,133)
Barter (revenue) expense, net	(163)	(32)
Deferred and other compensation	(98)	(82)
Changes in assets and liabilities:
Increase in receivables and prepaid expenses	(802)	(1,032)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(575)	1,324
Total adjustments	2,566	4,123
Net cash provided by operating activities	2,119	5,047
Cash flows from investing activities:
Purchase of short-term investments	(9,031)	(10,817)
Redemption of short-term investments	9,031	12,928
Acquisition of property and equipment (Capital Expenditures)	(2,010)	(2,574)
Acquisition of broadcast properties	—	(5,705)
Proceeds from sale and disposal of assets	10	175
Proceeds from insurance claims and other	27	1,143
Other investing activities	—	4
Net cash used in investing activities	(1,973)	(4,846)
Cash flows from financing activities:
Proceeds from long-term debt	—	5,000
Cash dividends paid	(3,215)	(19,391)
Net cash used in financing activities	(3,215)	(14,391)
Net decrease in cash and cash equivalents	(3,069)	(14,190)
Cash and cash equivalents, beginning of period	18,860	29,582
Cash and cash equivalents, end of period	$15,791	$15,392

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. Results of operations for three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

We own or operate broadcast properties in 28 markets, including 82 FM and 31 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2024.

We have evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2025, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,128	$2,501	$(447)	$924
Less: Income (loss) allocated to unvested participating securities	47	78	(21)	29
Net income (loss) available to common shareholders	$1,081	$2,423	$(426)	$895

Denominator:
Denominator for basic earnings per share — weighted average shares	6,176	6,072	6,138	6,068
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,176	6,072	6,138	6,068

Income (loss) per share:
Basic	$0.18	$0.40	$(0.07)	$0.15
Diluted	$0.18	$0.40	$(0.07)	$0.15

There were no stock options outstanding that had an anti-dilutive effect on our earnings per share calculation for the three and six months ended June 30, 2025 and 2024, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At June 30, 2025 and December 31, 2024, we have recorded $9.1 million and $8.9 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.1 million and $8.9 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from July 2025 to December 2025.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at June 30, 2025.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $1,099,000 and $1,071,000 at June 30, 2025 and December 31, 2024, respectively. The activity in the allowance for credit losses during the six months ended June 30, 2025 was as follows:

Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Six Months Ended	of Period	Expenses	Recoveries	Period

(in thousands)
June 30, 2025	$1,071	$225	$(197)	$1,099

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant departmental expenses included in station operating expenses for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Programming and Technical	$7,338	$7,539	$14,544	$14,718
Station General and Administrative	6,615	6,862	13,765	14,253
Selling	5,713	6,048	10,871	11,524
Interactive	1,807	1,947	3,470	3,475
Other (1)	753	909	1,539	1,794
Station Operating Expense	$22,226	$23,305	$44,189	$45,764

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss), total assets, cash flows or shareholder’s equity.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE)” (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses on an annual and interim basis. In January 2025, the FASB issued ASU 2025-01 clarifying the effective date for ASU 2024-03. ASU 2024-03 is effective for us for annual periods beginning January 1, 2027 and interim periods beginning after January 1, 2028. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for us for annual periods beginning January 1, 2026 and interim periods within that year. We are currently evaluating the impact of ASU 2025-05 will have on our financial statement disclosures.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$21,626	$23,167	$40,480	$43,649
Digital Advertising Revenue	4,558	4,254	8,053	7,333
Other Revenue	2,045	2,295	3,908	4,028
Net Revenue	$28,229	$29,716	$52,441	$55,010

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the six months ended June 30, 2025. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of seven members at June 30, 2025. Currently, our Board of Directors consists of seven members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Liquidation Rights.  Upon our liquidation, dissolution, or winding-up, the holders of Class A Common Stock are entitled to share ratably in accordance with the number of shares held in all assets available for distribution after payment in full of creditors.

The following summarizes information relating to the number of shares of our common stock issued in connection with stock transactions through June 30, 2025:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2024	8,007	—
Issuance of restricted stock	177	—
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2024	8,183	—
Forfeiture of restricted stock	(1)	—
Balance, June 30, 2025	8,182	—

We have a Stock Buy-Back Program (the “buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. As of June 30, 2025, we have remaining authorization of $17.7 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable Security and Exchange Commission regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three and six months ended June 30, 2025 and 2024, no shares were repurchased under the Buy-Back Program. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the potential sale of non-core assets to fund stock buybacks under the Buy-Back Program, which may include open market purchases, block trades or other forms of buybacks.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2025, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $6.2 million and $6.9 million at June 30, 2025 and December 31, 2024 respectively. Lease liabilities were $6.5 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, we recorded additional ROU assets under operating leases of $35,000. Payments on

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lease liabilities during the three and six months ended June 30, 2025 and 2024 totaled $430,000, $964,000, $445,000, and $973,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and six months ended June 30, 2025 and 2024, our total lease expense was $407,000, $887,000, $475,000 and $950,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at June 30, 2025 (in thousands):

Years Ending December 31,
2025 (a)	$915
2026	1,795
2027	1,613
2028	1,212
2029	784
Thereafter	1,465
Total lease payments (b)	7,784
Less: Interest (c)	1,262
Present value of lease liabilities (d)	$6,522

(a)	Remaining payments are for the six-months ending December 31, 2025.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at June 30, 2025.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.9 years and 5.9%, respectively, at June 30, 2025.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited results of our operations for the three and six months ended June 30, 2025 are actual results and the unaudited proforma results of operations for the three and six months ended June 30, 2024 assume the 2024 acquisitions occurred as of January 1, 2024. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)		(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$28,229	$30,256	$52,441	$56,178
Station operating expense	22,226	23,692	44,189	46,679
Corporate general and administrative	3,074	3,004	6,241	6,087
Depreciation and amortization	1,267	1,350	2,593	2,685
Other operating expense (income), net	253	6	307	977
Operating income (loss)	1,409	2,204	(889)	(250)
Interest expense	107	123	214	245
Interest income	(210)	(251)	(432)	(554)
Other income, net	(1)	(1,133)	(24)	(1,133)
Income (loss) before income tax expense	1,513	3,465	(647)	1,192
Income tax (benefit) expense
Current	510	816	(160)	275
Deferred	(125)	149	(40)	71
	385	965	(200)	346
Net income (loss)	$1,128	$2,500	$(447)	$846

Income (loss) per share:
Basic	$0.18	$0.40	$(0.07)	$0.13
Diluted	$0.18	$0.40	$(0.07)	$0.13

8. Income taxes

Income tax expense of $385,000 was recorded for the three months ended June 30, 2025 compared to $955,000 for the three months ended June 30, 2024. The effective tax rate was approximately 25.4% for the three months ended June 30, 2025 compared to 27.6% for the three months ended June 30, 2024. An income tax benefit of $200,000 was recorded for the six months ended June 30, 2025 compared to income tax expense of $375,000 for the six months ended June 30, 2024. The effective tax rate was approximately 30.9% for the six months ended June 30, 2025 compared to 28.9% for the six months ended June 30, 2024. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 4, 2025, new tax law was signed, providing permanent extension for several business tax provisions originally enacted under the Tax Law and Jobs Act. The Company does not anticipate the change in tax law to have a material impact on its financial statements. The Company will continue to monitor federal and state-level guidance, including state conformity to these federal tax changes, as further legislative and administrative updates become available.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and six months ended June 30, 2025 and 2024, respectively.

There were no stock options granted during 2025 or 2024 and there were no stock options outstanding as of June 30, 2025. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the restricted stock transactions for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2025	284,802	$15.64
Vested	6,579	15.08
Forfeited	980	20.41
Non-vested and outstanding at June 30, 2025	277,243	$15.63

For the three and six months ended June 30, 2025 and 2024, we had $603,000, $1,130,000, $520,000 and $973,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and six months ended June 30, 2025 and 2024 was $159,000, $297,000, $137,000 and $256,000, respectively.

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
Revolving credit facility	$5,000	$5,000
Amounts payable within one year	—	—
	$5,000	$5,000

On December 19, 2022, we entered into the Third Amendment (the “Third Amendment”) to our Credit Facility, (“Credit Facility”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.45% at June 30, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have approximately $45 million of unused borrowing capacity under the Credit Facility at June 30, 2025 and December 31, 2024.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

During the six months ended June 30, 2025, the Company’s Board of Directors have declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid as of June 30, 2025.

During the six months ended June 30, 2024, the Company’s Board of Directors declared two quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.10 per share and approximately $6.9 million were paid during 2024. Additionally, $12.5 million was paid in 2024, relating to the special dividend declared in December 2023.

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

14. Commitments and Contingencies

As previously disclosed, Mr. Christian passed away on August 19, 2022. As a result of his passing the Company was required to make several payments to his estate as outlined in his employment agreement, as described in our annual report on Form 10-K for the year ended December 31, 2022. In accordance with ASC 712-10-25, Nonretirement Postemployment Benefits, we accrued all necessary expenses as of September 30, 2022. Under the agreement, the Company is responsible to pay the estate’s income tax obligation relating to the payout of the life insurance policy and as such, recorded $480,000 in the fourth quarter of 2024 when the transfer of the policy occurred. The payment was made to the estate on July 31, 2025.

As previously disclosed, the Radio Music Licensing Committee (“RMLC”), of which we are a represented participant entered into an Interim License Agreement with Broadcast Music, Inc. (“BMI”) that was effective January 1, 2022 and will remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. We anticipate that an agreement will be finalized in the 3rd or 4th quarter of 2025. We may incur additional expenses related to that agreement. It is too early to tell the financial impact of the new agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “projects,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, and operational failures; the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and the Middle East; the effects of widespread outbreak of illness or disease, inflation or deflation; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the six months ended June 30, 2025 and 2024, approximately 90% and 90%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Furthermore, we expect political revenue in 2025 to decrease from 2024 levels as a result of fewer elections at the national, state and local levels.

Our net operating revenue, station operating expense and operating income varies from market to market based upon each market’s rank or size which is based upon population and the available radio advertising revenue in that particular market.

The broadcasting industry and advertising in general is influenced by the state of the overall economy, including unemployment rates, inflation, energy prices and consumer interest rates. Our stations primarily broadcast in small to midsize markets. Historically, such markets have been more stable than major metropolitan markets during downturns in advertising spending but may not experience increases in such spending as significant as those in major metropolitan markets in periods of economic improvement.

Our financial results are dependent on a number of factors, the most significant of which is our ability to generate advertising revenue through rates charged to advertisers. The rates a station is able to charge along with advertising volume are, in large part, based on a station’s ability to attract audiences in the demographic groups targeted by its advertisers. In a number of our markets, this is measured by periodic reports generated by independent national rating services. In the remainder of our markets it is measured by the results advertisers obtain through the actual running of an advertising schedule. Advertisers measure these results based on increased demand for their goods or services and/or actual revenues generated from such demand. Various factors affect the rates a station can charge, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, target marketing capability of radio compared to other advertising media, and signal strength.

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

We continue to execute Saga’s digital strategy focused on the consumer as opposed to the product-oriented, low margin, high attrition offerings that many third-party providers deliver. There has been a significant increase in digital ad spending. For the six months ended June 30, 2025, interactive advertising revenue was $8,053,000 compared with $7,333,000 for the six months ended June 30, 2024, an increase of $720,000 or 9.9%. Saga’s “Blended Advertising” process focuses on providing our customers with simple digital advertising solutions (SEM, SEO, Targeted Display among others) that are easy to understand and buy in conjunction with radio. These are the same local advertisers that studies show say they trust radio account executives the most for market knowledge and advice but are not currently buying digital from us. Our digital strategy focuses on the consumer journey as they Click, Visit, Call and Search. Our radio station’s get the advertiser wanted and our digital platform gets the advertiser found and chosen.

During the six months ended June 30, 2025 and 2024 and the twelve months ended December 31, 2024 and 2023, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 36%, 36% and 37%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

The following table describes the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Net Operating Revenue for		Net Operating Revenue
	the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2025	2024	2024	2023
Market:
Charleston, South Carolina	6%	6%	6%	6%
Columbus, Ohio	7%	8%	8%	9%
Des Moines, Iowa	5%	5%	5%	5%
Milwaukee, Wisconsin	12%	11%	12%	11%
Norfolk, Virginia	5%	6%	5%	6%

During the six months ended June 30, 2025 and 2024 and the twelve months ended December 31, 2024 and 2023, the radio stations in our five largest markets, when combined, represented approximately 38%, 36%, 37% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Six Months Ended		for the Years Ended
	June 30,		December 31,
	2025	2024	2024	2023
Market:
Charleston, South Carolina	8%	8%	7%	5%
Columbus, Ohio	3%	3%	5%	10%
Des Moines, Iowa	1%	3%	3%	4%
Milwaukee, Wisconsin	22%	15%	17%	12%
Norfolk, Virginia	4%	7%	5%	9%

*

Station operating income is operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets (a non-GAAP measure).

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,229	$29,716	$(1,487)	(5.0)%
Station operating expenses	22,226	23,305	(1,079)	(4.6)%
Corporate general and administrative	3,074	3,004	70	2.3%
Depreciation and amortization	1,267	1,258	9	0.7%
Other operating expense, net	253	6	247	N/M
Operating income	1,409	2,143	(734)	(34.3)%
Interest expense	107	71	36	50.7%
Interest income	(210)	(251)	41	N/M
Other income	(1)	(1,133)	1,132	N/M
Loss before income tax expense	1,513	3,456	(1,943)	(56.2)%
Income tax (benefit) expense
Current	510	815	(305)	(37.4)%
Deferred	(125)	140	(265)	(189.3)%
	385	955	(570)	(59.7)%
Net income (loss)	$1,128	$2,501	$(1,373)	(54.9)%
Earnings (loss) per share (diluted)	$0.18	$0.40	$(0.22)	(55.0)%

N/M =      Not Meaningful

For the three months ended June 30, 2025, consolidated net operating revenue was $28,229,000 compared with $29,716,000 for the three months ended June 30, 2024, a decrease of $1,487,000 or 5.0%. We had an increase of approximately $396,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,883,000 generated by stations we owned or operated for the comparable period in 2024 (“same station”). The decrease in same station revenue was primarily a result of decreases in gross local revenue of $1,634,000, gross non-spot revenue of $263,000, gross political revenue of $237,000 and gross national revenue of $182,000, partially offset by an increase in gross interactive revenue of $265,000 and a decrease in agency commissions of $243,000, from the second quarter of 2024. The decrease in gross local revenues was attributable to decreases at our Columbus, Ohio; Des Moines, Iowa; and Norfolk, Virginia markets. The decrease in gross national revenue is primarily due to a decrease at our Columbus, Ohio market partially offset by an increase at our Norfolk, Virginia market. The decrease in agency commissions is due to the decrease in national and local agency revenue. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The decrease in non-spot revenue is due to increases at our Columbus, Ohio and Ocala, Florida markets. The increase in gross interactive revenue is primarily due to an increase in our streaming, display and website advertising revenue.

Station operating expense was $22,226,000 for the three months ended June 30, 2025, compared with $23,305,000 for the three months ended June 30, 2024, a decrease of $1,079,000 or 4.6%. We had an increase of approximately $390,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $1,469,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station operating expense was primarily a result of decreases in compensation-related expenses, digital services expenses, bad debt expenses, advertising and promotional expenses and maintenance and repairs expenses of $675,000, $283,000, $176,000, $175,000 and $73,000, respectively, from the second quarter of 2024.

We had operating income for the three months ended June 30, 2025 of $1,409,000 compared to $2,143,000 for the three months ended June 30, 2024, a decrease of $734,000. The decrease in operating income was the result of a decrease in net operating revenue, partially offset by a decrease in station operating expenses noted above, and an increase in corporate general and administrative expenses of $70,000 and an increase in other operating (income) expense, net of $247,000. The increase in corporate general and administrative expenses was primarily due to additional expenses related to shareholder activism and a potential proxy of contest of $89,000, and increases in stock-based compensation, legal expenses and maintenance and repairs of $84,000, $52,000 and $11,000 partially offset by decreases in insurance related costs, travel related expenses and other consulting expenses of $60,000, $57,000 and $44,000, respectively. The increase in other operating expenses was due to the loss on disposal of fixed assets in the second quarter 2024.

We generated net income of $1,128,000 ($0.18 per share on a fully diluted basis) during the three months ended June 30, 2025, compared to $2,501,000 ($0.40 per share on a fully diluted basis) for the three months ended June 30, 2024, a decrease of $1,373,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $36,000, a decrease in interest income of $41,000, and a decrease in other income of $1,132,000, partially offset by a decrease in income tax expense of $570,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The decrease in other income is due to a one-time gain in 2024 related to the sale of an investment in BMI. The decrease in our income tax expense is due to lower income before income tax expense from the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Results of Operations

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$52,441	$55,010	$(2,569)	(4.7)%
Station operating expenses	44,189	45,764	(1,575)	(3.4)%
Corporate general and administrative	6,241	6,087	154	2.5%
Depreciation and amortization	2,593	2,456	137	5.6%
Other operating expense, net	307	977	(670)	N/M
Operating income (loss)	(889)	(274)	(615)	224.5%
Interest expense	214	114	100	87.7%
Interest income	(432)	(554)	122	N/M
Other income	(24)	(1,133)	1,109	N/M
Income (loss) before income tax expense	(647)	1,299	(1,946)	(149.8)%
Income tax (benefit) expense
Current	(160)	300	(460)	(153.3)%
Deferred	(40)	75	(115)	(153.3)%
	(200)	375	(575)	(153.3)%
Net income (loss)	$(447)	$924	$(1,371)	(148.4)%
Earnings (loss) per share (diluted)	$(0.07)	$0.15	$(0.22)	(146.7)%

N/M =  Not Meaningful

For the six months ended June 30, 2025, consolidated net operating revenue was $52,441,000 compared with $55,010,000 for the six months ended June 30, 2024, a decrease of $2,569,000 or 4.7%. We had an increase of approximately $979,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $3,548,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station revenue was primarily a result of decreases in gross local revenue of $3,443,000, gross national revenue of $613,000, gross political revenue of $277,000 and gross non-spot revenue of $173,000 partially offset by increases in gross interactive revenue of $609,000 and a decrease in agency commissions of $444,000 from 2024. The decrease in gross local revenues was attributable to decreases at our Columbus, Ohio; Des Moines, Iowa; Ithaca, New York; and Norfolk, Virginia markets. The decrease in gross national revenue is primarily due to a decrease at our Charleston, South Carolina; Columbus, Ohio and Portland, Maine markets partially offset by increases at our Milwaukee, Wisconsin and Norfolk, Virginia markets. The gross political revenue decreased due to a decrease in the number of national, state and local elections partially offset by an increase at our Milwaukee, Wisconsin market. The decrease in gross non-spot revenue is due to decreases at our Columbus, Ohio market. The decrease in agency commissions is due to the decrease in national and local agency revenue. The increase in gross interactive revenue is primarily due to an increase in our streaming, including mobile streaming, display and website advertising revenue.

Station operating expense was $44,189,000 for the six months ended June 30, 2025, compared with $45,764,000 for the six months ended June 30, 2024, a decrease of $1,575,000 or 3.4%. We had an increase of approximately $1,007,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $2,582,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station operating expense was primarily a result of decreases in compensation-related expenses, digital services expenses, bad debt expenses, advertising and promotional expenses and maintenance and repairs expenses of $1,308,000, $426,000, $368,000, $238,000 and $125,000, respectively, from the comparable period in 2024.

We had an operating loss for the six months ended June 30, 2025, of $889,000 compared to an operating loss of $274,000 for the six months ended June 30, 2024, an increase of $615,000. The increase in our operating loss was the result of a decrease in net operating revenue, partially offset by a decrease in station operating expenses noted above, and an increase in corporate general and administrative expenses of $154,000 and an increase in depreciation and amortization of $137,000 partially offset by a decrease other operating (income) expense, net of $670,000. The increase in corporate general and administrative expenses was primarily due to additional expenses related to shareholder activism and a potential proxy of contest of $199,000, and increases in stock-based compensation, other consulting expenses, and maintenance and repairs of $137,000, $72,000, and $32,000 partially offset by decreases in legal expenses, travel related expenses and insurance related costs of $114,000, $110,000 and $93,000, respectively. In 2024, we recorded a loss on the sale of fixed assets and intangibles of $977,000 compared to a loss on the sale of fixed assets of $307,000 in 2025. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated a net loss of $447,000 ($ (0.07) per share on a fully diluted basis) during the six months ended June 30, 2025, compared to net income of $924,000 ($0.15 per share on a fully diluted basis) for the six months ended June 30, 2024 ended, a decrease of $1,371,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $100,000, a decrease in interest income of $122,000 and a decrease in other income of $1,109,000 partially offset by a decrease in income tax expense of $575,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The decrease in other income is due to the $1,133,000 received related to the sale of an investment in BMI in 2024. The decrease in our income tax expense is due to lower income before income tax expense for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

On December 19, 2022, we entered into a Third Amendment (the “Third Amendment”) to our Credit Facility, (the “Credit Facility”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.45% at June 30, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at June 30, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at June 30, 2025 and December 31, 2024 that we borrowed in conjunction with our Lafayette acquisition.

We had approximately $45 million of unused borrowing capacity under the Credit Facility at June 30, 2025 and December 31, 2024, respectively.

Sources and Uses of Cash

During the six months ended June 30, 2025 and 2024, we had net cash flows from operating activities of $2,119,000 and $5,047,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through June 30, 2025, we have repurchased 2.2 million shares of our Class A Common Stock for $58.1 million. During the three and six months ended June 30, 2025 we did not repurchase any related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the potential sale of non core assets to fund stock buybacks under the Buy Back Program, which may include open market purchases, block trades or other forms of buybacks.

Our capital expenditures, exclusive of acquisitions, for the six months ended June 30, 2025 were $2,010,000 ($2,574,000 for the six months ended June 30, 2024). We anticipate capital expenditures in 2025 to be approximately $3.0 million to $3.5 million, which we expect to finance through funds generated from operations.

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

During the six months ended June 30, 2025, the Company’s Board of Directors have declared two quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.50 per share and approximately $3.2 million were paid as of June 30, 2025.

During the six months ended June 30, 2024, the Company’s Board of Directors declared two quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.10 per share and approximately $6.9 million were paid during 2024. Additionally, $12.5 million was paid in 2024, relating to the special dividend declared in December 2023.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

As previously disclosed in our Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to ineffective controls over broadcast revenue reconciliations and digital revenue reconciliations.

During the 2nd quarter of 2025, management completed the implementation of controls to address this weakness. These controls included enhancements to system access controls, implementation of new reconciliation procedures, and increased monitoring by management.

As of June 30, 2025, management has completed its evaluation and concluded that the material weakness has been fully remediated, as the related controls have operated effectively for a sufficient period of time. Accordingly, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

Except as noted above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended June 30, 2025.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended June 30, 2025.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
April 1 - April 30, 2025	—	$—	—	$17,686,383
May 1 - May 31, 2025	—	$—	—	$17,686,383
June 1 - June 30, 2025	—	$—	—	$17,686,383
Total	—	$—	—	$17,686,383

(1)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

(a)	None.

(b)	On June 20, 2025, the Company filed a Current Report on Form 8-K announcing the adoption of an amended and restated bylaws (“Amended and Restated Bylaws”) of the Company, which make material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors. The Amended and Restated Bylaws, among other things:

●	Enhance procedural mechanics and disclosure requirements applicable to shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings (excluding proposals submitted pursuant to Rule 14a-8 under the Exchange Act, including by defining certain terms and requiring disclosure of relationships of noticing shareholders with other shareholders, entities that provide financial support for a nomination or proposal, conflicts of interest of a noticing party, and compensation received by director nominees;
●	Provide the same timeliness requirements for such shareholder nominations and proposals regarding other business;
●	Provide that the Company may disregard any proxies or votes for a noticing shareholder’s director nominees if, after such shareholder provides notice to the Company pursuant to Rule 14a-19 under the Exchange Act, such shareholder subsequently fails to comply with the rule;
●	Require a shareholder submitting a nomination or proposal for other business pursuant to the Amended and Restated Bylaws to update or supplement its notice to the Company as of specified dates;
●	Specify the powers of the Board and chair of a shareholder meeting to regulate conduct at such meeting and to adjourn a meeting;
●	Require director candidates to complete a written questionnaire, make themselves available for interviews with members of the Board, and make a representation regarding any voting commitments, arrangements with other shareholders, and intent to serve as a director if elected;
●	Establish procedures for the fixing of a record date for determining stockholders entitled to call a special meeting of shareholders;
●	Provide that a record date for the purpose of determining the shareholders entitled to notice of, or to vote at, any shareholders’ meeting, or for other specified purposes, shall not be more than 70 days before the meeting or other action requiring a determination of shareholders;

●	Permit special meetings of the Board to be called on less than 24 hours’ notice, if necessary or appropriate under the circumstances; and
●	Make various other updates, including ministerial and conforming changes.

Shareholder proposals and shareholder nominations of persons for election to the Board for consideration by shareholders at the Company’s 2026 Annual Meeting of Shareholders, and which are not intended to be included in the Company’s proxy statement for such meeting, must be submitted in accordance with, and provide certain information required by, the Amended and Restated Bylaws. Pursuant to the Company’s new Amended and Restated Bylaws, such information must be delivered or mailed to and received at the principal executive offices of the Company by February 1, 2026. In the event that the date of the annual meeting is earlier than April 12, 2026 or later than July 1, 2026, such information to be timely must instead be so delivered not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which the Company announces the date of the annual meeting. This information is an update to information about such deadlines that the Company provided in its proxy statement in connection with the 2025 Annual Meeting of Shareholders, prior to the adoption of the Amended and Restated Bylaws.

(c)	None.

Item 6. Exhibits

Exhibit No.	Location
3.1	1	Articles of Incorporation of Saga Communications Reincorporation, Inc.

3.2	2	Amended and Restated Bylaws of Saga Communications, Inc., a Florida corporation.

4.1	3	Description of the Company’s Securities

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*		Filed herewith.
1		Exhibit filed with the Company’s Form 8-K filed on May 20, 2020 and incorporated by reference herein.
2		Exhibit filed with the Company’s Form 8-K filed on June 20, 2025 and incorporated by reference herein.
3		Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: August 8, 2025	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2025	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)