Form 10-Q
period 2025-09-30
SAGA COMMUNICATIONS INC
filed 2025-11-07
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

The number of shares of the registrant’s Class A Common Stock, $.01 par value, outstanding as of November 3, 2025, was 6,439,921.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Note)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,060	$18,860
Assets held for sale	4,381	—
Short-term investments	9,210	8,927
Accounts receivable, net	14,577	15,941
Prepaid expenses and other current assets	4,239	2,606
Barter transactions	867	752
Total current assets	50,334	47,086
Property and equipment	144,196	151,553
Less accumulated depreciation	97,042	99,646
Net property and equipment	47,154	51,907
Other assets:
Broadcast licenses	91,478	91,497
Goodwill	19,229	19,229
Other intangibles, right of use assets, deferred costs and investments, net	10,157	12,006
Total assets	$218,352	$221,725

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,110	$3,080
Liabilities held for sale	840	—
Accrued expenses:
Accrued payroll and payroll taxes	5,696	5,542
Other accrued expenses	7,836	7,006
Barter transactions	901	930
Total current liabilities	18,383	16,558
Deferred income taxes	26,132	26,007
Long-term debt	5,000	5,000
Other liabilities	6,780	8,238
Total liabilities	56,295	55,803
Commitments and contingencies (Note 11 and 14)	—	—
Shareholders’ equity:
Common stock	82	82
Additional paid-in capital	75,265	74,334
Retained earnings	122,413	128,216
Treasury stock	(35,703)	(36,710)
Total shareholders’ equity	162,057	165,922
Total liabilities and shareholders' equity	$218,352	$221,725

Note: The balance sheet as December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(Unaudited)
	(In thousands, except per share data)
Net operating revenue	$28,166	$28,694	$80,607	$83,704
Station operating expenses	24,674	22,709	68,863	68,473
Corporate general and administrative	2,820	2,900	9,061	8,987
Depreciation and amortization	1,307	1,391	3,900	3,847
Other operating (income) expense, net	(9)	49	298	1,026
Operating (loss) income	(626)	1,645	(1,515)	1,371
Interest expense	108	121	322	235
Interest income	(216)	(255)	(648)	(809)
Other income	(81)	(78)	(105)	(1,211)
(Loss) income before income tax expense	(437)	1,857	(1,084)	3,156
Income tax (benefit) expense
Current	290	415	130	715
Deferred	(195)	175	(235)	250
	95	590	(105)	965
Net (loss) income	$(532)	$1,267	$(979)	$2,191

(Loss) income per share:
Basic	$(0.08)	$0.20	$(0.15)	$0.35
Diluted	$(0.08)	$0.20	$(0.15)	$0.35

Weighted average common shares	6,164	6,075	6,156	6,070
Weighted average common and common equivalent shares	6,164	6,075	6,156	6,070

Dividends declared per share	$0.25	$0.25	$0.75	$1.35

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2025 and 2024

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2023	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net loss, three months ended March 31, 2024	—	—	—	—	—	(1,577)	—	(1,577)
Dividends declared per common share	—	—	—	—	—	(5,321)	—	(5,321)
Compensation expense related to restricted stock awards	—	—	—	—	453	—	—	453
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at March 31, 2024	8,007	$80	—	$—	$72,839	$127,873	$(36,420)	$164,372
Net income, three months ended June 30, 2024	—	—	—	—	—	2,501	—	2,501
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,566)	—	(1,566)
Compensation expense related to restricted stock awards	—	—	—	—	520	—	—	520
Balance at June 30, 2024	8,006	$80	—	$—	$73,359	$128,808	$(36,420)	$165,827
Net income, three months ended September 30, 2024	—	—	—	—	—	1,267	—	1,267
Dividends declared per common share	—	—	—	—	—	(1,565)	—	(1,565)
Compensation expense related to restricted stock awards	—	—	—	—	474	—	—	474
Purchase of shares held in treasury	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2024	8,006	$80	—	$—	$73,833	$128,510	$(36,431)	$165,992

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(Unaudited) (In thousands)

Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss, three months ended March 31, 2025	—	—	—	—	—	(1,575)	—	(1,575)
Dividends declared per common share	—	—	—	—	—	(1,604)	—	(1,604)
Compensation expense related to restricted stock awards	—	—	—	—	527	—	—	527
401(k) plan contribution	—	—	—	—	(717)	—	1,007	290
Balance at March 31, 2025	8,183	$82	—	$—	$74,144	$125,037	$(35,703)	$163,560
Net income, three months ended June 30, 2025	—	—	—	—	—	1,128	—	1,128
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,611)	—	(1,611)
Compensation expense related to restricted stock awards	—	—	—	—	603	—	—	603
Balance at June 30, 2025	8,182	$82	—	$—	$74,747	$124,554	$(35,703)	$163,680
Net loss, three months ended September 30, 2025	—	—	—	—	—	(532)	—	(532)
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(1,609)	—	(1,609)
Compensation expense related to restricted stock awards	—	—	—	—	518	—	—	518
Balance at September 30, 2025	8,181	$82	—	$—	$75,265	$122,413	$(35,703)	$162,057

See accompanying notes to unaudited condensed consolidated financial statements.

SAGA COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(979)	$2,191
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,900	3,847
Deferred income tax (benefit) expense	(235)	250
Amortization of deferred costs	24	27
Compensation expense related to restricted stock awards	1,648	1,447
Provision for credit losses	372	832
Loss on sale of assets, net	298	1,026
(Gain) on insurance claims	(105)	(78)
Other (gain), net	—	(1,133)
Barter (revenue) expense, net	(147)	(20)
Deferred and other compensation	(106)	(165)
Changes in assets and liabilities, net of acquisition of AR:
Decrease in current assets	68	1,016
Increase in accounts payable, accrued expenses, and other liabilities	744	901
Total adjustments	6,461	7,950
Net cash provided by operating activities	5,482	10,141
Cash flows from investing activities:
Purchase of short-term investments	(13,619)	(12,993)
Redemption of short-term investments	13,619	15,104
Acquisition of property and equipment (Capital Expenditures)	(2,600)	(3,199)
Acquisition of broadcast properties	—	(5,711)
Proceeds from sale and disposal of assets	37	176
Proceeds from insurance claims, redemption of investments and other	105	1,221
Other investing activities	—	(2)
Net cash used in investing activities	(2,458)	(5,404)
Cash flows from financing activities:
Proceeds from long-term debt	—	5,000
Cash dividends paid	(4,824)	(19,391)
Purchase of treasury shares	—	(11)
Net cash used in financing activities	(4,824)	(14,402)
Net decrease in cash and cash equivalents	(1,800)	(9,665)
Cash and cash equivalents, beginning of period	18,860	29,582
Cash and cash equivalents, end of period	$17,060	$19,917

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

In our opinion, the accompanying financial statements include all adjustments of a normal, recurring nature considered necessary for a fair presentation of our financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. Results of operations for three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

We own or operate broadcast properties in 28 markets, including 82 FM and 30 AM radio stations and 79 metro signals.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Saga Communications, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2024.

We have evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2025, for items that should potentially be recognized in these financial statements or discussed within the notes to these financial statements.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Numerator:
Net (loss) income	$(532)	$1,267	$(979)	$2,191
Less: (Loss) income allocated to unvested participating securities	(28)	39	(45)	69
Net (loss) income available to common shareholders	$(504)	$1,228	$(934)	$2,122

Denominator:
Denominator for basic earnings per share — weighted average shares	6,164	6,075	6,156	6,070
Effect of dilutive securities:
Common stock equivalents	—	—	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,164	6,075	6,156	6,070

(Loss) income per share:
Basic	$(0.08)	$0.20	$(0.15)	$0.35
Diluted	$(0.08)	$0.20	$(0.15)	$0.35

There were no stock options outstanding that had an anti-dilutive effect on our earnings per share calculation for the three and nine months ended September 30, 2025 and 2024, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on the fluctuation in the stock price.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2025 and December 31, 2024, we have recorded $9.2 million and $8.9 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.2 million and $8.9 million, respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from October 2025 to March 2026.

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight finance rate (“SOFR”), prime rate or have been reset at the prevailing market rate at September 30, 2025.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. We also consider factors external to the specific customer, including current conditions and forecasts of economic conditions, including the potential impact of uncertain economic conditions. In the event we recover amounts previously written off, we will reduce the specific allowance for credit loss. Our allowance for credit losses was $1,060,000 and $1,071,000 at September 30, 2025 and December 31, 2024, respectively. The activity in the allowance for credit losses during the nine months ended September 30, 2025 was as follows:

Write Off of
	Balance	Charged to	Uncollectible	Balance at
	at Beginning	Costs and	Accounts, Net of	End of
Nine Months Ended	of Period	Expenses	Recoveries	Period

(in thousands)
September 30, 2025	$1,071	$372	$(383)	$1,060

Income Taxes

Our effective tax rate differs from the federal statutory rate as a result of the inclusion of state taxes in the income tax amount and permanent differences related to executive compensation. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant departmental expenses included in station operating expenses for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Programming and Technical	$9,338	$7,528	$23,877	$22,247
Station General and Administrative	6,847	6,801	20,615	21,055
Selling	5,614	5,827	16,488	17,354
Interactive	1,991	1,625	5,462	5,099
Other (1)	884	928	2,421	2,718
Station Operating Expense	$24,674	$22,709	$68,863	$68,473

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

Assets Held for Sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. Upon classification as held for sale, non-current assets or disposal groups are measured at the lower of their carrying amount and fair value less costs to sell. Depreciation or amortization on such assets ceases from the date of classification. During the third quarter of 2025, based on our preliminary evaluation of the accounting for the following transaction as a probable qualified sale, the Company met the criteria related to certain tower assets and in the fourth quarter of 2025, the Company sold those tower sites, as described in Footnote 16, Subsequent Events. As of September 30, 2025, assets held for sale were $4.4 million and liabilities held for sale were $840,000. Assets held for sale consist primarily of property, plant and equipment, net of $3.4 million and right of use assets of $900,000, and other assets of $71,000. Liabilities held for sale consist primarily of lease liabilities. There were no assets held for sale or liabilities held for sale as of December 31, 2024.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for us for annual periods beginning January 1, 2026 and interim periods within that year. We are currently evaluating the impact of ASU 2025-05 will have on our financial statement disclosures.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenue

Revenues from contracts with customers comprised the following for three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$20,864	$22,516	$61,344	$66,165
Digital Advertising Revenue	4,553	3,434	12,606	10,767
Other Revenue	2,749	2,744	6,657	6,772
Net Revenue	$28,166	$28,694	$80,607	$83,704

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

We also evaluate goodwill for impairment annually, or more frequently if certain circumstances are present. The income approach is used and it is based upon a discounted cash flow analysis incorporating significant assumptions such as projected revenues including a projected long-term growth rate, projected operating margins, projected general and administrative expenses and a discount rate appropriate for the industry. We have one reporting unit for goodwill impairment testing purposes. If the fair value of our reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds our reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to our reporting unit.

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

The Company considered the current and expected future economic and market conditions, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the nine months ended September 30, 2025. We will continue to monitor changes in economic and market conditions, and if any event or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

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

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of eight members at September 30, 2025. Currently, our Board of Directors consists of eight members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

The following summarizes information relating to the number of shares of our Common Stock issued in connection with stock transactions through September 30, 2025:

	Common Stock Issued
	Class A	Class B

	(Shares in thousands)
Balance, January 1, 2024	8,007	—
Issuance of restricted stock	177	—
Forfeiture of restricted stock	(1)	—
Balance, December 31, 2024	8,183	—
Forfeiture of restricted stock	(2)	—
Balance, September 30, 2025	8,181	—

We have a Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. As of September 30, 2025, we have remaining authorization of $17.7 million for future repurchases of our Class A Common Stock. On September 14, 2017, the Board of Directors authorized the repurchase of our Class A Common Stock under our trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1. The Rule 10b5-1 repurchase plan allows us to repurchase our shares during periods when we would normally not be active in the market due to our internal trading blackout periods. Under the plan, we may repurchase our Class A Common Stock in any combination of open market, block transactions and privately negotiated transactions subject to market conditions, legal requirements including applicable Security and Exchange Commission regulations (which include certain price, market, volume and timing constraints), specific repurchase instructions and other corporate considerations. Purchases under the plan are funded by cash on our balance sheet. The plan does not obligate us to acquire any particular amount of Class A Common Stock. Our original purchase authorization was effective until September 1, 2018 and has been extended several times, with the most recent authorization instructions extension being through May 28, 2020. We halted the directions for any additional buybacks under our plan in 2020. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan. During the three and nine months ended September 30, 2025 and 2024, no shares were repurchased under the Buy-Back Program. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the sale of non-core assets to fund stock buybacks under the Buy-Back Program, which may include open market purchases, block trades or other forms of buybacks.

6. Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2025, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified within other intangibles, deferred costs and investments, net on the condensed consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $5.0 million and $6.9 million at September 30, 2025 and December 31, 2024 respectively. Lease liabilities were $5.3 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, we recorded additional ROU assets under operating

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

leases of $35,000. Payments on lease liabilities during the three and nine months ended September 30, 2025 and 2024 totaled $484,000, $1,448,000, $483,000, and $1,456,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the three and nine months ended September 30, 2025 and 2024, our total lease expense was $48,000, $1,369,000, $483,000 and $1,432,000, respectively. Short-term lease costs are de minimis in nature.

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at September 30, 2025 (in thousands):

Years Ending December 31,
2025 (a)	$411
2026	1,586
2027	1,434
2028	1,049
2029	626
Thereafter	1,059
Total lease payments (b)	6,165
Less: Interest (c)	874
Present value of lease liabilities (d)	$5,291

(a)	Remaining payments are for the three-months ending December 31, 2025.
(b)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at September 30, 2025.
(c)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(d)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 5.0 years and 5.98%, respectively, at September 30, 2025.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited results of our operations for the three and nine months ended September 30, 2025 are actual results and the unaudited proforma results of operations for the three and nine months ended September 30, 2024 assume the 2024 acquisitions occurred as of January 1, 2024. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)		(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$28,166	$28,694	$80,607	$84,872
Station operating expense	24,674	22,709	68,863	69,388
Corporate general and administrative	2,820	2,900	9,061	8,987
Depreciation and amortization	1,307	1,391	3,900	4,076
Other operating (income) expense, net	(9)	49	298	1,026
Operating (loss) income	(626)	1,645	(1,515)	1,395
Interest expense	108	121	322	366
Interest income	(216)	(255)	(648)	(809)
Other income	(81)	(78)	(105)	(1,211)
(Loss) income before income tax expense	(437)	1,857	(1,084)	3,049
Income tax (benefit) expense
Current	290	415	130	690
Deferred	(195)	175	(235)	246
	95	590	(105)	936
Net (loss) income	$(532)	$1,267	$(979)	$2,113

(Loss) income per share:
Basic	$(0.08)	$0.20	$(0.15)	$0.34
Diluted	$(0.08)	$0.20	$(0.15)	$0.34

8. Income taxes

Income tax expense of $95,000 was recorded for the three months ended September 30, 2025 compared to $590,000 for the three months ended September 30, 2024. The effective tax rate was approximately 21.7% for the three months ended September 30, 2025 compared to 31.8% for the three months ended September 30, 2024. An income tax benefit of $105,000 was recorded for the nine months ended September 30, 2025 compared to income tax expense of $965,000 for the nine months ended September 30, 2024. The effective tax rate was approximately 9.7% for the nine months ended September 30, 2025 compared to 30.6% for the nine months ended September 30, 2024. The change in the effective tax rate was attributable to the effect of state income tax expense. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period.

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

Stock-Based Compensation

All stock options granted were fully vested and expensed at December 31, 2012; therefore, there was no compensation expense related to stock options for the three and nine months ended September 30, 2025 and 2024, respectively.

There were no stock options granted during 2025 or 2024 and there were no stock options outstanding as of September 30, 2025. All outstanding stock options were exercised in 2017.

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the restricted stock transactions for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at January 1, 2025	284,802	$15.64
Vested	6,579	15.08
Forfeited	1,992	16.07
Non-vested and outstanding at September 30, 2025	276,231	$15.65

For the three and nine months ended September 30, 2025 and 2024, we had $518,000, $1,648,000, $474,000 and $1,447,000, respectively, of total compensation expense related to restricted stock-based compensation arrangements. This expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the three and nine months ended September 30, 2025 and 2024 was $136,000, $433,000, $125,000 and $381,000, respectively.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.24% at September 30, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We have approximately $45 million of unused borrowing capacity under the Credit Facility at September 30, 2025 and December 31, 2024.

11. Litigation

From time to time, the Company may be involved in various legal proceedings that are incidental to the Company’s business. In management’s opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

12. Dividends

During the nine months ended September 30, 2025, the Company’s Board of Directors have declared three quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.75 per share and approximately $4.8 million were paid as of September 30, 2025.

During the nine months ended September 30, 2024, the Company’s Board of Directors declared three quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.35 per share and approximately $8.5 million were paid or accrued during 2024. Additionally, $12.5 million was paid in 2024, relating to the special dividend declared in December 2023.

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

SAGA COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Other Income and Loss

During the nine months ended September 30, 2025, we had weather-related damages in Illinois, Ohio and South Carolina and damage to a vehicle in Virginia. The Company’s insurance policy provides coverage for repairs and replacements. As a part of the insurance settlement, the Company received cash proceeds of $105,000, resulting in a gain of $105,000, which is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2024, we had weather-related damages to properties in Ohio and Florida. The Company’s insurance policy provides coverage for repairs and replacements. As a part of the insurance settlement during the third quarter of 2024, the Company received cash proceeds of $78,000, resulting in a gain of $78,000, which is recorded in other (income) expense, net, in the Company’s Condensed Consolidated Statement of Operations.

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

As previously disclosed, the Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, entered into Interim License Agreements with both the American Society of Composers, Authors and Publishers (“ASCAP”) and the Broadcast Music, Inc. (“BMI”) that were effective January 1, 2022 and remained in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On August 19, 2025, the RMLC announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements established final license fee rates which apply retroactively for the period from January 1, 2022 through September 30, 2025 and on a go forward basis until December 31, 2029. During the third quarter of 2025, the Company recorded an aggregate of approximately $2.1 million related to the ASCAP and BMI retroactive rate adjustments in the station operating expenses in the Company’s Condensed Consolidated Statement of Operations.

15. Related Party Transactions

Change in Control Agreement

On September 29, 2025, Wayne Leland, Senior Vice President/ Chief Operating Officer, entered into a Change in Control Agreement with the Company. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

16. Subsequent Events

As part of the Company’s overall capital allocation plan, the Company is assessing the potential sale of non-core assets. On October 17, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, GTC Uno, LLC (“GTC”) and certain of the Company’s subsidiaries (the “Subsidiaries”), under which the Subsidiaries agreed to sell 24 telecommunications towers and related real property and other assets located at 22 sites (the “GTC Assets”) for a total purchase price of approximately $10.7 million (the “GTC Disposition”). The Purchase Agreement contains customary representations and warranties made by the Company, GTC and the Subsidiaries. On the Closing Date, the parties closed on the sale of the 22 tower sites. Sales proceeds, net of brokerage commissions and certain adjustments, of approximately $8.7 million were paid to the Company, with the remaining purchase price of $1.8 million paid into escrow. The Company anticipates that the remaining escrowed funds will be released within the next six months upon receipt of landlord consents to assign the leases on the real property where the four of the towers are located. To the extent such consents are not received, the sale for those sites will be unwound and will revert to the applicable Subsidiary. Simultaneously with the closing, each Subsidiary entered into an Antenna Site Lease Agreement (a “Lease”) with GTC for the Company’s continued use of the towers that were sold, pursuant to which the Subsidiaries have agreed to make annual lease payments of $1.00 per annum. Each Lease has a term of 25 years.

In connection with entering into the purchase agreement described above, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral.

The Company is currently working through the accounting implications of the sale of the towers, the lease accounting and the credit amendment, which it will finalize in the fourth quarter of 2025. As of September 30, 2025, assets held for sale were $4.4 million and liabilities held for sale were $840,000. Assets held for sale consist primarily of property, plant and equipment, net of $3.4 million and right of use assets of $900,000, and other assets of $71,000. Liabilities held for sale consist primarily of lease liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “projects,” “estimates,” “guidance,” and similar expressions that are intended to identify forward-looking statements that are not historical facts. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise

Future Factors include, among others, adverse changes in interest rates and interest rate relationships; our financial leverage and debt service requirements; dependence on key personnel; dependence on key stations and the advertising revenue they generate; U.S. national and local economic conditions or an economic recession; market volatility; demand for our services; the degree of competition by traditional and non-traditional competitors; our ability to successfully integrate acquired stations; regulatory requirements including royalties we pay; our intention to use a portion of the proceeds from the sale of non-core assets to fund stock buybacks; our expectation for political revenue to decrease in 2025 from 2024 levels as a result of fewer elections; our ability to execute our digital strategy; our intention to focus on the consumer as they Click, Visit, Call and Search as opposed to the product-oriented, low margin, high attrition offerings that many third-party providers deliver; our belief that our “blended advertising” model is easy to understand and buy in conjunction with radio; governmental and regulatory policy changes; changes in tax laws; the impact of technological advances; risks associated with cyber-attacks on our computer systems and those of our vendors; the outcomes of contingencies; trends in audience behavior; damage to our reputation resulting from adverse publicity, regulatory actions, litigation, and operational failures; the failure to meet client or listener expectations and other facts; changes in local real estate values; natural disasters; terrorist attacks; the wars in Ukraine and the Middle East; the effects of widespread outbreak of illness or disease, inflation or deflation; our belief that our cash flow from operations will be sufficient to meet debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future; increased energy costs; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2024 or elsewhere in this quarterly report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

Financial Condition and Results of Operations

General

We are a media company whose business provides radio, digital, e-commerce, local on-line news and non-traditional revenue initiatives. Saga operates in 28 markets and provides services to national, regional and local advertisers to meet their growing advertising needs.

Radio Stations

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the nine months ended September 30, 2025 and 2024, approximately 89% and 87%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

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

We continue to execute Saga’s digital strategy. As previously announced, Saga is pivoting beyond its traditional reliance on broadcast radio toward a “blended advertising” model that integrates radio with search and display to meet advertisers at every stage of the consumer journey. Our intention is to focus on the consumer as they Click, Visit, Call and Search as opposed to the product-oriented, low margin, high attrition offerings that many third-party providers deliver. For the nine months ended September 30, 2025, interactive advertising revenue was $12,606,000 compared with $10,767,000 for the nine months ended September 30, 2024, an increase of $1,839,000 or 17.1%. Saga’s “blended advertising” model focuses on providing our customers with simple digital advertising solutions (Search, Display, among others) that we believe are easy to understand and buy in conjunction with radio. Our approach simplifies the process by pairing the emotional power of radio with the targeting precision of digital, helping advertisers be “wanted, found, and chosen.”

During the nine months ended September 30, 2025 and 2024 and the twelve months ended December 31, 2024 and 2023, our Charleston, South Carolina; Columbus, Ohio; Des Moines, Iowa; Milwaukee, Wisconsin; and Norfolk, Virginia markets, when combined, represented approximately 35%, 35%, 36% and 37%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or our relative market position in those markets could have a significant impact on our operating results as a whole.

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

During the nine months ended September 30, 2025 and 2024 and the twelve months ended December 31, 2024 and 2023, the radio stations in our five largest markets, when combined, represented approximately 34%, 36%, 37% and 40%, respectively, of our consolidated station operating income. The following table describes the percentage of our consolidated station operating income represented by each of these markets:

	Percentage of Consolidated		Percentage of Consolidated
	Station Operating Income (*)		Station Operating Income(*)
	for the Nine Months Ended		for the Years Ended
	September 30,		December 31,
	2025	2024	2024	2023
Market:
Charleston, South Carolina	8%	7%	7%	5%
Columbus, Ohio	2%	4%	5%	10%
Des Moines, Iowa	—%	4%	3%	4%
Milwaukee, Wisconsin	20%	15%	17%	12%
Norfolk, Virginia	4%	6%	5%	9%

*

Station operating income is operating income adjusted for corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, and impairment of intangible assets (a non-GAAP measure).

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$28,166	$28,694	$(528)	(1.8)%
Station operating expenses	24,674	22,709	1,965	8.7%
Corporate general and administrative	2,820	2,900	(80)	(2.8)%
Depreciation and amortization	1,307	1,391	(84)	(6.0)%
Other operating (income) expense, net	(9)	49	(58)	N/M
Operating income	(626)	1,645	(2,271)	(138.1)%
Interest expense	108	121	(13)	(10.7)%
Interest income	(216)	(255)	39	N/M
Other income	(81)	(78)	(3)	N/M
(Loss) income before income tax expense	(437)	1,857	(2,294)	(123.5)%
Income tax (benefit) expense
Current	290	415	(125)	(30.1)%
Deferred	(195)	175	(370)	(211.4)%
	95	590	(495)	(83.9)%
Net (loss) income	$(532)	$1,267	$(1,799)	(142.0)%
Earnings (loss) per share (diluted)	$(0.08)	$0.20	$(0.28)	(140.0)%

N/M =      Not Meaningful

For the three months ended September 30, 2025, consolidated net operating revenue was $28,166,000 compared with $28,694,000 for the three months ended September 30, 2024, a decrease of $528,000 or 1.8%. The decrease in revenue was primarily a result of decreases in gross national revenue of $627,000, gross political revenue of $604,000 and gross local revenue of $599,000, partially offset by an increase in gross interactive revenue of $1,121,000 and a decrease in agency commissions of $185,000, from the third quarter of 2024. The decrease in gross national revenue is primarily due to decreases at our Columbus, Ohio; Manchester, New Hampshire and Ocala, Florida markets partially offset by an increase at our Norfolk, Virginia market. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The decrease in gross local revenues was attributable to decreases at our Des Moines, Iowa; Lafayette, Indiana and Norfolk, Virginia markets partially offset by an increase in our Charleston, South Carolina market. The increase in gross interactive revenue is primarily due to an increase in our SEM, display and streaming advertising revenue. The decrease in agency commissions is due to the decrease in national and local agency revenue.

Station operating expense was $24,674,000 for the three months ended September 30, 2025, compared with $22,709,000 for the three months ended September 30, 2024, an increase of $1,965,000 or 8.7%. The increase is related to increases in music licensing fees and digital service expenses of $2,086,000 and $332,000, respectively, partially offset by decreases in compensation-related expenses, bad debt expenses, and advertising and promotional expenses of $217,000, $106,000 and $93,000, respectively, from the third quarter of 2024. As disclosed in our footnotes, on August 19, 2025, the RMLC announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements established final license fee rates which apply retroactively for the period from January 1, 2022 through September 30, 2025 and on a go forward basis until December 31, 2029. During the third quarter of 2025, the Company recorded an aggregate of approximately $2.1 million related to the ASCAP and BMI retroactive rate adjustments in the station operating expenses in the Company’s Condensed Consolidated Statement of Operations.

We had an operating loss for the three months ended September 30, 2025 of $626,000 compared to operating income $1,645,000 for the three months ended September 30, 2024, a decrease of $2,271,000. The decrease in operating income was the result of a decrease in net operating revenue, and an increase in station operating expenses noted above, partially offset by an increase in other operating income of $58,000, a decrease in corporate general and administrative expenses of $80,000 and a decrease in depreciation and amortization of $84,000. The decrease in corporate general and administrative expenses was primarily due to decreases in managers meeting expenses of $151,000 and legal expenses of $66,000 partially offset by an increases in stock-based compensation of $44,000. The increase in other operating expenses was due to the loss on disposal of fixed assets in the third quarter 2025.

We generated a net loss of $532,000 ( ($0.08) per share on a fully diluted basis) during the three months ended September 30, 2025, compared to net income of $1,267,000 ($0.20 per share on a fully diluted basis) for the three months ended September 30, 2024, a decrease of $1,799,000. The decrease in net income is primarily due to the decrease in operating income, described above, a decrease in interest income of $39,000, and a decrease in other income of $3,000, partially offset by a decrease in interest expense of $13,000 and a decrease in income tax expense of $495,000. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The decrease in our income tax expense is due to lower income before income tax expense from the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Results of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except percentages and per share information)
Net operating revenue	$80,607	$83,704	$(3,097)	(3.7)%
Station operating expenses	68,863	68,473	390	0.6%
Corporate general and administrative	9,061	8,987	74	0.8%
Depreciation and amortization	3,900	3,847	53	1.4%
Other operating (income) expense, net	298	1,026	(728)	N/M
Operating (loss) income	(1,515)	1,371	(2,886)	(210.5)%
Interest expense	322	235	87	37.0%
Interest income	(648)	(809)	161	N/M
Other income	(105)	(1,211)	1,106	N/M
(Loss) income before income tax expense	(1,084)	3,156	(4,240)	(134.3)%
Income tax (benefit) expense
Current	130	715	(585)	(81.8)%
Deferred	(235)	250	(485)	(194.0)%
	(105)	965	(1,070)	(110.9)%
Net (loss) income	$(979)	$2,191	$(3,170)	(144.7)%
Earnings (loss) per share (diluted)	$(0.15)	$0.35	$(0.50)	(142.9)%

N/M =  Not Meaningful

For the nine months ended September 30, 2025, consolidated net operating revenue was $80,607,000 compared with $83,704,000 for the nine months ended September 30, 2024, a decrease of $3,097,000 or 3.7%. We had an increase of approximately $837,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $3,934,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station revenue was primarily a result of decreases in gross local revenue of $3,947,000, gross national revenue of $1,188,000, gross political revenue of $882,000 and gross non-spot revenue of $142,000 partially offset by increases in gross interactive revenue of $1,737,000 and a decrease in agency commissions of $612,000 from 2024. The decrease in gross local revenues was attributable to decreases at our Columbus, Ohio; Des Moines, Iowa; Ithaca, New York; and Norfolk, Virginia markets. The decrease in gross national revenue is primarily due to a decrease at our Charleston, South Carolina; Columbus, Ohio and Portland, Maine markets partially offset by increases at our Milwaukee, Wisconsin and Norfolk, Virginia markets. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The decrease in gross non-spot revenue is due to decreases at our Columbus, Ohio market. The decrease in agency commissions is due to the decrease in national and local agency revenue. The increase in gross interactive revenue is primarily due to an increase in our streaming, including mobile streaming, SEM, display and website advertising revenue.

Station operating expense was $68,863,000 for the nine months ended September 30, 2025, compared with $68,473,000 for the nine months ended September 30, 2024, an increase of $390,000 or 0.6%. We had an increase of approximately $943,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $553,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station operating expense was primarily a result of decreases in compensation-related expenses, bad debt expenses, advertising and promotional expenses and maintenance and repairs expenses of $1,475,000, $470,000, $339,000 and $139,000, respectively, from the comparable period in 2024 partially offset by an increase in music licensing fees of $2,092,000. As noted above and disclosed in our footnotes, on August 19, 2025, the RMLC announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements established final license fee rates which apply retroactively for the period from January 1, 2022 through September 30, 2025 and on a go forward basis until December 31, 2029. During the third quarter of 2025, the Company recorded an aggregate of approximately $2.1 million related to the ASCAP and BMI retroactive rate adjustments in the station operating expenses in the Company’s Condensed Consolidated Statement of Operations.

We had an operating loss for the nine months ended September 30, 2025, of $1,515,000 compared to operating income of $1,371,000 for the nine months ended September 30, 2024, a decrease of $2,886,000. The change from operating income to an operating loss was the result of a decrease in net operating revenue and an increase in station operating expenses noted above, and an increase in corporate general and administrative expenses of $74,000, an increase in depreciation and amortization of $53,000 and a decrease other operating (income) expense, net of $728,000. The increase in corporate general and administrative expenses was primarily due to additional expenses related to shareholder activism and a potential proxy of contest of $226,000, and increases in stock-based compensation, other consulting expenses, and maintenance and repairs of $181,000, $61,000, and $29,000 partially offset by decreases in legal expenses, manager meeting expenses travel related expenses and insurance related costs of $180,000, $151,000, $114,000 and $137,000, respectively. In 2024, we recorded a loss on the sale of fixed assets and intangibles of $1,026,000 compared to a loss on the sale of fixed assets of $298,000 in 2025. The loss on sale of fixed assets and intangibles recorded in other operating expense in 2024 primarily relates to the sale of WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market and the relinquishment of our FCC license for KBAI-AM located in our Bellingham, Washington market, described in footnote 7 (Acquisitions and Dispositions).

We generated a net loss of $979,000 ($(0.15) per share on a fully diluted basis) during the nine months ended September 30, 2025, compared to net income of $2,191,000 ($0.35 per share on a fully diluted basis) for the nine months ended September 30, 2024 ended, a decrease of $3,170,000. The decrease in net income is primarily due to the decrease in operating income, described above, an increase in interest expense of $87,000, a decrease in interest income of $161,000 and a decrease in other income of $1,106,000 partially offset by a decrease in income tax expense of $1,070,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The decrease in other income is due to the $1,133,000 received related to the sale of an investment in BMI in 2024. The decrease in our income tax expense is due to lower income before income tax expense for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In connection with entering into the purchase agreement described above in Footnote 16 – Subsequent Events, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral. On December 19, 2022, we entered into a Third Amendment (the “Third Amendment”) to our Credit Facility, (the “Credit Facility”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base, and increased the basis points.

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

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (4.24% at September 30, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at September 30, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at September 30, 2025 and December 31, 2024 that we borrowed in conjunction with our Lafayette acquisition.

We had approximately $45 million of unused borrowing capacity under the Credit Facility at September 30, 2025 and December 31, 2024, respectively.

Sources and Uses of Cash

During the nine months ended September 30, 2025 and 2024, we had net cash flows from operating activities of $5,482,000 and $10,141,000, respectively. We believe that cash flow from operations will be sufficient to meet quarterly debt service requirements for payments of interest and scheduled payments of principal under our Credit Facility if we borrow in the future. However, if such cash flow is not sufficient we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Buy-Back Program to allow us to purchase up to $75.8 million of our Class A Common Stock. From its inception in 1998 through September 30, 2025, we have repurchased 2.2 million shares of our Class A Common Stock for $58.1 million. During the three and nine months ended September 30, 2025 we did not repurchase any related to the Buy-Back Program. We halted the directions issued for any additional buybacks under our plan in 2020. As part of our overall capital allocation plan for fiscal year 2025, we intend to use a portion of the proceeds from the sale of non-core assets to fund stock buybacks under the Buy Back Program, which may include open market purchases, block trades or other forms of buybacks.

Our capital expenditures, exclusive of acquisitions, for the nine months ended September 30, 2025 were $2,600,000 ($3,199,000 for the nine months ended September 30, 2024). We anticipate capital expenditures in 2025 to be approximately $3.0 million to $3.5 million, which we expect to finance through funds generated from operations.

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

During the nine months ended September 30, 2025, the Company’s Board of Directors have declared three quarterly cash dividends on its Class A Common Stock. These dividends totaling $0.75 per share and approximately $4.8 million were paid as of September 30, 2025.

During the nine months ended September 30, 2024, the Company’s Board of Directors declared three quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.35 per share and approximately $8.5 million were paid or accrued during 2024. Additionally, $12.5 million was paid in 2024, relating to the special dividend declared in December 2023.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the quarter ended September 30, 2025.

The following table summarizes our repurchases of our Class A Common Stock during the three months ended September 30, 2025.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
July 1 - July 31, 2025	—	$—	—	$17,686,383
August 1 - August 31, 2025	—	$—	—	$17,686,383
September 1 - September 30, 2025	—	$—	—	$17,686,383
Total	—	$—	—	$17,686,383

(1)	We have a Stock Buy-Back Program which allows us to purchase our Class A Common Stock. In February 2013, our Board of Directors authorized an increase in the amount committed to the Buy-Back Program from $60 million to approximately $75.8 million.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Location
3.1	1	Articles of Incorporation of Saga Communications Reincorporation, Inc.

3.2	2	Amended and Restated Bylaws of Saga Communications, Inc., a Florida corporation.

4.1	3	Description of the Company’s Securities

10.1	4	Change in Control Agreement of Wayne Leland dated September 30, 2025

10.2	5	Fourth Amendment to Credit Agreement, dated October 17, 2025, entered into between the Company, Agent, and the Lenders

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*		Filed herewith.
1		Exhibit filed with the Company’s Form 8-K filed on May 20, 2020 and incorporated by reference herein.
2		Exhibit filed with the Company’s Form 8-K filed on June 20, 2025 and incorporated by reference herein.
3		Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.
4		Exhibit filed with the Company’s Form 8-K filed on October 1, 2025 and incorporated by reference herein.
5		Exhibit filed with the Company’s Form 8-K filed on October 20, 2025 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGA COMMUNICATIONS, INC.

Date: November 7, 2025	/s/ SAMUEL D. BUSH
Samuel D. Bush
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2025	/s/ CATHERINE A. BOBINSKI
Catherine A. Bobinski
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)