Form 10-K
period 2025-12-31
SAGA COMMUNICATIONS INC
filed 2026-04-14
CIK 886136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller Reporting Company ☑	Emerging growth company ☐

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

On June 30, 2025 the aggregate market value of the shares of Class A Common Stock held by nonaffiliates of the registrant, computed on the basis of the closing stock price of the Class A Common Stock on the NASDAQ was $52,914,030.

The number of shares of the registrant’s Class A Common Stock, $.01 par value outstanding as of April 9, 2026 was 6,363,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year) are incorporated by reference in Part III hereof.

Saga Communications, Inc.

2025 Form 10-K Annual Report

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “will,” “may,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “guidance,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report or as otherwise indicated, based on current expectations. We undertake no obligation to update this information. A number of important factors could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements made by or on our behalf. Forward-looking statements are not guarantees of future performance as they involve a number of risks, uncertainties and assumptions that may prove to be incorrect and that may cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks, uncertainties and assumptions that may affect our performance, which are described in Item 1A of this report, include our financial leverage and debt service requirements, dependence on key personnel, dependence on key stations and advertising revenue they generate, global, U.S. and local economic conditions, including the effects of inflation and trade policy, our ability to successfully integrate acquired stations, regulatory requirements including royalties we pay, new technologies, health epidemics, natural disasters, terrorist attacks, information technology and cybersecurity failures and data security breaches. We cannot be sure that we will be able to anticipate or respond timely to changes in any of these factors, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered, in and of itself, indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our stock.

PART I

Item 1.     Business

We are a media company whose business provides radio, digital, e-commerce, on-line news and non-traditional revenue initiatives. We provide services to national, regional and local advertisers to help them meet their growing advertising needs. As of February 28, 2026, we owned eighty-two FM, thirty AM radio stations and seventy-nine metro signals serving twenty-eight markets. Our principal executive offices are located at 73 Kercheval, Grosse Pointe Farms, Michigan 48236. We are a Florida corporation, reorganized in 2020. We were originally organized as a Delaware corporation in 1986.

Strategy

Our strategy is to operate top billing radio stations in mid-sized markets while providing advertisers with integrated marketing solutions that combine the reach and audience engagement of broadcast radio with complementary digital advertising services. We believe the trust we have established, the strong local presence, the established advertiser relationships and experienced sales organizations position us to help businesses reach consumers across multiple media channels as they search for, evaluate and select products and services.

Local programming and marketing remain key components of our ability to achieve strong audience positions in our markets. We employ a variety of programming formats, including Classic Hits, Country, Classic Country, Hot/Soft/Urban Adult Contemporary, Oldies, Classic Rock, Active Rock, Top 40 and News/Talk, in our markets as well as various means of audience engagement to develop and secure loyal listener and advertising relationship. In many of our markets, the three or four most highly rated radio stations receive a disproportionately high share of the market’s advertising revenues. As a result, a station’s revenue continues to depend upon its ability to maximize its number of listeners within an advertiser’s targeted demographic parameters. These audience relationships form the foundation of our radio advertising business and provide a natural extension into additional marketing services that help advertisers reach those same consumers across digital channels.

To complement our broadcast platform, we offer a range of digital advertising services that are typically integrated with radio campaigns. These services include paid search advertising, targeted digital display advertising, streaming advertising, social media advertising, online video advertising, website-based advertising, on-line news services and other related digital marketing services. By combining broadcast audience reach with digital targeting and measurement capabilities, we are able to provide advertisers with coordinated marketing campaigns designed to increase awareness, drive consumer engagement and support measurable marketing outcomes.

Our digital advertising services are supported by a centralized team of digital implementation specialists who work in conjunction with local market personnel to execute and optimize campaigns. We are continuing to invest in our growing digital platform by hiring and training digital campaign managers to work alongside our local sales teams to assist with campaign implementation, performance monitoring and client reporting. Corporate personnel are responsible for training, vendor relationships, product development and the establishment of best practices across markets.

We continue to concentrate on the development of strong decentralized local management responsible for day-to-day operations, community engagement and advertiser relationships within each of our markets. We compensate local management based on the station’s financial performance, as well as other performance factors that are deemed to affect the long-term ability of the markets to serve their local communities and to achieve financial performance objectives. Corporate management remains responsible for long-range planning, strategic initiatives, resource allocation and oversight of operating performance.

Under the Telecommunications Act of 1996 (the “Telecommunications Act”), we are permitted to own up to eight radio stations in a single market. See “Federal Regulation of Radio Broadcasting”. We seek to acquire reasonably priced broadcast properties with significant growth potential that are located in markets with well-established and relatively stable economies. We often focus on local economies supported by a strong presence of state or federal government or one or more major universities. Future acquisitions will be subject to the availability of financing, the terms of our credit facility, and compliance with the Communications Act of 1934 (the “Communications Act”) and Federal Communications Commission (“FCC”) rules (the Communications Act and the FCC rules are sometimes referred to herein as “Communication Laws”.

On September 30, 2025, the FCC released a notice for public rule making, seeking comment on whether the Local Radio Ownership Rule remains necessary to further public interest. The FCC has also recently granted waivers to allow ownership of more radio stations in a market than the rules currently allow. A change to ownership rules or potential waivers may allow the Company to improve its ownership position in certain strategic markets.

Advertising Sales

Our primary source of revenue continues to be the sale of advertising to local and national businesses seeking to reach consumers in the markets we serve. Traditionally this revenue has been generated through advertising on our broadcast radio stations; however, we increasingly provide advertisers with integrated advertising campaigns that combine broadcast radio with complementary digital marketing services.

Depending on the format of a particular radio station, there are a predetermined number of advertisements broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize a station’s available revenue dollars without jeopardizing listening levels. Our digital campaigns by contrast, are complementary and are not limited by available airtime. Advertising rates are based primarily on supply and demand for advertising time, a station’s ability to attract audiences within the demographic groups targeted by advertisers, the number of stations in the market competing for the same audience, and other qualitative factors including rates charged by competing stations within a given market.

Our integrated advertising approach allows advertisers to extend the reach of their broadcast campaigns through digital channels that target consumers during various stages of the purchasing process. These services include paid search advertising, targeted digital display advertising, streaming advertising, social media advertising, online video advertising, website-based advertising, on-line news services and other related digital marketing services.

Our digital advertising services are supported by a centralized team of digital implementation specialists who work in conjunction with local market personnel to execute and optimize campaigns. These teams oversee campaign setup, targeting, budgeting, optimization and reporting. Creative assets used in digital campaigns will be produced by local creative specialists using a combination of traditional production techniques and automated creative tools.

Advertising campaigns that combine broadcast and digital components allow advertisers to increase awareness through radio while also engaging consumers across digital platforms where they search for information, visit websites or evaluate purchasing decisions. Campaign performance is monitored throughout the duration of the advertising schedule and clients are typically provided periodic performance reports which may include impressions, clicks, website visits, calls generated and other indicators of campaign performance.

Approximately $102,984,000 or 91% of our gross revenue for the year ended December 31, 2025 (approximately $106,302,000 or 88% in fiscal 2024) was generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. In all of our markets, we attempt to maintain a local sales force that is generally larger than our competitors. The principal goal in our sales efforts is to develop long-standing customer relationships through frequent direct contacts, which we believe represents a competitive advantage. We also typically provide incentives to our sales staff to seek out new opportunities resulting in the establishment of new client relationships, as well as new sources of revenue, not directly associated with the sale of broadcast time.

Each of our stations also engages independent national sales representatives to assist us in obtaining national advertising revenues. These representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. Total gross revenue resulting from national advertising in fiscal 2025 was approximately $10,423,000 or 9% of our gross revenue (approximately $13,889,000 or 12% in fiscal 2024). Gross national political revenue is included in these numbers.

Approximately $16,947,000 or 15% of our gross revenue for the year ended December 31, 2025 (approximately $14,221,000 or 12% in fiscal 2024) was generated from our digital services which include paid search advertising, targeted digital display advertising, streaming advertising, social media advertising, online video advertising, website-based advertising, on-line news services and other related digital marketing services. Local digital gross revenue accounts for approximately 12% and 10% of gross revenue for the years ended December 31, 2025 and 2024, respectively. National digital gross revenue accounts for approximately 3% and 2% of our gross revenue for the years ended December 31, 2025 and 2024, respectively.

Competition

Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues directly with other radio stations and other media within their markets, on the basis of program content and by employing on-air talent which appeals to a particular demographic group. By building a strong listener base in each of our markets, we are able to attract advertisers seeking to reach these listeners.

Advertisers today have a wide range of marketing options available to them across broadcast, digital and other media channels. As a result, we compete not only with other radio broadcasters but also with satellite radio, streaming of audio and video on the internet, broadcast and cable television, newspapers, magazines, outdoor advertising, direct mail and a growing number of digital advertising providers. These digital competitors include local and regional marketing agencies, national digital advertising firms and large technology platforms that provide advertising services directly to businesses.

We believe our established local market involvement and long-standing relationships with advertisers provide us with a competitive advantage in offering integrated advertising solutions that combine broadcast reach with digital targeting capabilities. Many digital advertising providers operate primarily through automated platforms and may offer limited local market knowledge or direct client service. By contrast, our local sales teams maintain direct relationships with advertisers and work with centralized digital specialists to deliver coordinated marketing campaigns across multiple media channels and our on-air personalities have earned credibility with consumers in our markets that we believe translate into increased marketing efficacy.

This integrated approach allows us to compete for a broader share of advertising expenditures within the markets we serve by offering advertisers a combination of broadcast audience reach and digital marketing solutions designed to extend and reinforce the effectiveness of their campaigns.

Seasonality

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, is generally lowest in the first quarter. Further, our revenue from political ads tend to vary significantly with national, state and local election cycles.

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

As of December 31, 2025, we had approximately 580 full-time employees and 199 part-time employees, none of whom are represented by unions. We believe that our relations with our employees are good.

We employ several high-profile personalities with large loyal audiences in their respective markets. We have entered into employment and non-competition agreements with our President/Chief Executive Officer and with some of our on-air personalities, as well as non-competition agreements with our commissioned sales representatives.

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

Federal Regulation of Radio Broadcasting

Introduction.   The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of the Communications Laws. For additional information on the impact of FCC regulations and the introduction of new technologies on our operations, see “Forward Looking Statements” and “Risk Factors” contained elsewhere in this report.

The following is a brief summary of certain provisions of the Communications Laws. Reference should be made to the Communications Act, FCC rules (Title 47 Code of Federal Regulation, Chapter I, Subchapters A and C) and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewal.   Radio broadcasting licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. Under its “two-step” renewal process, the FCC must grant a renewal application if it finds that during the preceding term the licensee has served the public interest, convenience and necessity, and there have been no serious violations of the Communications Laws which, taken together, would constitute a pattern of abuse. If a renewal applicant fails to meet these standards, the FCC may either deny its application or grant the application on such terms and conditions as are appropriate, including renewal for less than the full 8-year term. In making the determination of whether to renew the license, the FCC may not consider whether the public interest would be served by the grant of a license to a person other than the renewal applicant. If the FCC, after notice and opportunity for a hearing, finds that the licensee has failed to meet the requirements for renewal and no mitigating factors justify the imposition of lesser sanctions, the FCC may issue an order denying the renewal application, and only thereafter may the FCC accept applications for a construction permit specifying the broadcasting facilities of the former licensee. Petitions may be filed to deny the renewal applications of our stations, but any such petitions must raise issues that would cause the FCC to deny a renewal application under the standards adopted in the “two-step” renewal process. Failure to renew a license could have a material adverse effect on the Company’s business. Radio station licenses generally expire along with the licenses of all other radio stations in a given state. The FCC accepts renewal applications for various groups of radio stations every two months. The last cycle, having begun in June 2019, concluded for the Company’s stations in June 2022. All the Company’s renewal applications were routinely granted by the FCC. In January 2018 and again in February 2022, the FCC designated the renewal applications of radio stations (not the Company’s) for hearing based on the stations’ records of extended periods of silence during and following their respective license renewal terms. Under the Communications Act, if a broadcast station fails to transmit signals for any consecutive 12-month period, the FCC license expires at the end of that period, unless the FCC exercises its discretion to extend or reinstate the license “to promote equity and fairness.” The FCC, to date, has rarely exercised such discretion. Further, the FCC has revoked the licenses of broadcast stations that failed to pay regulatory fees. The Company is current in the payment of regulatory fees to the FCC.

The following table sets forth information about our radio stations, including the markets they serve, their format, and the FCC class of each of the broadcast stations that we own or operate with an attributable interest and the date on which each such station’s FCC license expires:

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization

FM:
WOXL	Asheville, NC	Hot Adult Contemporary	C2	December 1, 2027
WTMT	Asheville, NC	Classic Rock	C2	December 1, 2027
KISM	Bellingham, WA	Classic Rock	C	February 1, 2030
KAFE	Bellingham, WA	Adult Contemporary	C	February 1, 2030
WRSY	Brattleboro, VT	Adult Album Alternative	A	April 1, 2030
WKVT	Brattleboro, VT	Classic Hits	A	April 1, 2030
WQEL	Bucyrus, OH	Classic Rock	A	October 1, 2028
WLRW	Champaign, IL	Hot Adult Contemporary	B	December 1, 2028
WIXY	Champaign, IL	Country	B1	December 1, 2028
WREE	Champaign, IL	Classic Hits	B1	December 1, 2028
WYXY	Champaign, IL	Classic Country	B	December 1, 2028
WAVF	Charleston, SC	Adult Variety Hits	C	December 1, 2027
WCKN	Charleston, SC	Country	C1	December 1, 2027
WMXZ	Charleston, SC	Hot Adult Contemporary	C2	December 1, 2027
WXST	Charleston, SC	Urban Adult Contemporary	C1	December 1, 2027
WWWV	Charlottesville, VA	Classic Rock	B	October 1, 2027
WQMZ	Charlottesville, VA	Adult Contemporary	A	October 1, 2027
WCNR	Charlottesville, VA	Adult Album Alternative	A	October 1, 2027
WCVL	Charlottesville, VA	Country	A	October 1, 2027
WCVQ	Clarksville, TN/Hopkinsville, KY	Hot Adult Contemporary	C1	August 1, 2028
WZZP	Clarksville, TN/Hopkinsville, KY	Active Rock	A	August 1, 2028
WVVR	Clarksville, TN/Hopkinsville, KY	Country	C0	August 1, 2028
WRND	Clarksville, TN/Hopkinsville, KY	Classic Hits	A	August 1, 2028
WSNY	Columbus, OH	Adult Contemporary	B	October 1, 2028
WNNP	Columbus, OH	Classic Hits	A	October 1, 2028
WNND	Columbus, OH	Classic Hits	A	October 1, 2028
WVMX	Columbus, OH	Hot Adult Contemporary	A	October 1, 2028
WLVQ	Columbus, OH	Classic Rock	B	October 1, 2028
KSTZ	Des Moines, IA	Hot Adult Contemporary	C	February 1, 2029
KIOA	Des Moines, IA	Classic Hits	C1	February 1, 2029
KAZR	Des Moines, IA	Active Rock	C1	February 1, 2029
KOEZ	Des Moines, IA	Soft Adult Contemporary	C1	February 1, 2029
WHAI	Greenfield, MA	Adult Contemporary	A	April 1, 2030
WPVQ	Greenfield, MA	Country	A	April 1, 2030
WMQR	Harrisonburg, VA	Hot Adult Contemporary	B1	October 1, 2027
WQPO	Harrisonburg, VA	Top 40	B	October 1, 2027
WSIG	Harrisonburg, VA	Classic Country	B1	October 1, 2027
WWRE	Harrisonburg, VA	Classic Hits	A	October 1, 2027
WOEZ	Hilton Head Island, SC	Soft Adult Contemporary	C3	December 1, 2027
WLHH	Hilton Head Island, SC	Classic Hits	C3	December 1, 2027
WVSC	Hilton Head Island, SC	Adult Variety Hits	C3	December 1, 2027
WYXL	Ithaca, NY	Adult Contemporary	B	June 1, 2030
WQNY	Ithaca, NY	Country	B	June 1, 2030
WIII	Ithaca, NY	Classic Rock	B	June 1, 2030
WFIZ	Ithaca, NY	Top 40	A	June 1, 2030

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
KEGI	Jonesboro, AR	Classic Rock	C2	June 1, 2028
KDXY	Jonesboro, AR	Country	C3	June 1, 2028
KJBX	Jonesboro, AR	Adult Contemporary	C3	June 1, 2028
WKNE	Keene, NH	Hot Adult Contemporary	B	April 1, 2030
WSNI	Keene, NH	Adult Contemporary	A	April 1, 2030
WINQ	Keene, NH	Country	A	April 1, 2030
WASK	Lafayette, IN	Classic Hits	A	August 1, 2028
WKHY	Lafayette, IN	Active Rock	B	August 1, 2028
WKOA	Lafayette, IN	Country	A	August 1, 2028
WXXB	Lafayette, IN	Top 40	A	August 1, 2028
WZID	Manchester, NH	Adult Contemporary	B	April 1, 2030
WMLL	Manchester, NH	Country	A	April 1, 2030
WKLH	Milwaukee, WI	Classic Rock	B	December 1, 2028
WHQG	Milwaukee, WI	Active Rock	B	December 1, 2028
WRXS	Milwaukee, WI	Oldies	A	December 1, 2028
WJMR	Milwaukee, WI	Urban Adult Contemporary	A	December 1, 2028
KMIT	Mitchell, SD	Country	C1	April 1, 2029
KUQL	Mitchell, SD	Classic Hits	C1	April 1, 2029
WNOR	Norfolk, VA	Active Rock	B	October 1, 2027
WAFX	Norfolk, VA	Classic Rock	C	October 1, 2027
WOGK	Ocala, FL	Country	C0	February 1, 2028
WYND	Ocala, FL	Classic Rock	A	February 1, 2028
WNDD	Ocala, FL	Classic Rock	A	February 1, 2028
WRSI	Northampton, MA	Adult Album Alternative	A	April 1, 2030
WPOR	Portland, ME	Country	B	April 1, 2030
WCLZ	Portland, ME	Adult Album Alternative	B	April 1, 2030
WMGX	Portland, ME	Hot Adult Contemporary	B	April 1, 2030
WYNZ	Portland, ME	Classic Hits	B1	April 1, 2030
KICD	Spencer, IA	Country	C1	February 1, 2029
KMRR	Spencer, IA	Adult Contemporary	C3	February 1, 2029
WLZX	Springfield, MA	Active Rock	A	April 1, 2030
WAQY	Springfield, MA	Classic Rock	B	April 1, 2030
WYMG	Springfield, IL	Classic Rock	B	December 1, 2028
WLFZ	Springfield, IL	Country	B	December 1, 2028
WDBR	Springfield, IL	Top 40	B	December 1, 2028
WTAX	Springfield, IL	News/Talk	B1	December 1, 2028
WNAX	Yankton, SD	Country	C1	April 1, 2029

AM:
WISE	Asheville, NC	Sports/Talk	B	December 1, 2027
KGMI	Bellingham, WA	News/Talk	B	February 1, 2030
KPUG	Bellingham, WA	Sports/Talk	B	February 1, 2030
WINQ	Brattleboro, VT	Country	C	April 1, 2030
WBCO	Bucyrus, OH	Classic Country	D	October 1, 2028
WSPO	Charleston, SC	Gospel	B	December 1, 2027
WINA	Charlottesville, VA	News/Talk	B	October 1, 2027
WQEZ	Clarksville, TN/Hopkinsville, KY	Soft Adult Contemporary	D	August 1, 2028
WKFN	Clarksville, TN/Hopkinsville, KY	Sports/Talk	D	August 1, 2028

		Station	FCC Station	Expiration Date of
Station	Market (1)	Format	Class (2)	FCC Authorization
WNZE	Clarksville, TN	News/Talk	C	August 1, 2028
KRNT	Des Moines, IA	Sports/Talk	B	February 1, 2029
KPSZ	Des Moines, IA	Christian	B	February 1, 2029
WIZZ	Greenfield, MA	Oldies	D	April 1, 2030
WSVA	Harrisonburg, VA	News/Talk	B	October 1, 2027
WHBG	Harrisonburg, VA	Sports/Talk	D	October 1, 2027
WHCU	Ithaca, NY	News/Talk	B	June 1, 2030
WNYY	Ithaca, NY	Oldies	B	June 1, 2030
WKBK	Keene, NH	News/Talk	B	April 1, 2030
WZBK	Keene, NH	Classic Hits	D	April 1, 2030
WASK	Lafayette, IN	Sports/Talk	C	August 1, 2028
WFEA	Manchester, NH	News/Talk	B	April 1, 2030
WJOI	Milwaukee, WI	Christian	C	December 1, 2028
WHMP	Northampton, MA	News/Talk	C	April 1, 2030
WGAN	Portland, ME	News/Talk	B	April 1, 2030
WZAN	Portland, ME	Classic Country	B	April 1, 2030
WBAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
WVAE	Portland, ME	Soft Adult Contemporary	C	April 1, 2030
KICD	Spencer, IA	News/Talk	C	February 1, 2029
WTAX	Springfield, IL	News/Talk	C	December 1, 2028
WNAX	Yankton, SD	News/Talk	B	April 1, 2029
(1)	Some stations are licensed to a different community located within the market that they serve.
(2)	In order of increasing power, AM stations are classified as: Class D, C, B or A. (See Title 47 C.F.R. §73.21 for a definition of AM station class information, including operating power.) In order of increasing power and antenna height, FM stations are classified as: Class A, B1, C3, B, C2, C1, C0 or C. (See Title 47 C.F.R. §73.210 for a definition of FM station class information, including effective radiated power [“ERP”] and antenna height.) WISE, KPSZ, KPUG, KGMI, WNYY, WHCU, WINQ(AM) and WSVA operate with lower power at night than during daytime. WBCO, WQEZ, WKFN, WHBG, and WZBK are “Class D” stations that operate daytime only or with greatly reduced power at night.

Ownership Matters.   The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers factors including compliance with the Act’s limitations on alien ownership; rules limiting common ownership of broadcast, cable, and newspaper properties, and the “character” and other qualifications of the licensee and those holding attributable or cognizable interests.

Under Section 310(b) of the Communications Act, broadcast licenses may not be granted to any corporation if more than one-fifth (20%) of its issued and outstanding capital stock is owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively, “Aliens”). The Communications Act also prohibits – absent FCC waiver - a corporation from holding a broadcast license if it is controlled, directly or indirectly, by another corporation in which more than 25% of the issued and outstanding capital stock is owned or voted by Aliens. These restrictions apply in modified form to other business organizations, such as partnerships. As a holding company for our radio station subsidiaries we cannot have more than 25% of our stock owned or voted by Aliens.

The FCC has adopted rules extending to broadcast licensees the same foreign ownership review procedures used for common carrier wireless licensees, with broadcast-specific modifications. On January 30, 2026, the FCC released a Report and Order (FCC 26-3) adopting new policies for reviewing proposals under Section 310(b)(4) that seek approval for foreign ownership exceeding 15% of an entity that owns or controls a broadcast licensee. The FCC delegated authority to its Media Bureau to issue processing guidelines for applications filed during any remedial process. These guidelines address:

(1)	Routine applications (e.g., special temporary authority, minor modifications) that continue to be processed in the normal course; and

(2)	Non-routine applications (e.g., major modifications, license renewals, assignments/transfers of control) that require heightened scrutiny.

The FCC concluded that flexible guidelines, rather than rigid rules, are preferable to allow case-by-case approaches based on specific facts and circumstances.

Under the current framework, a broadcast licensee may file a petition for declaratory ruling under Title 47 U.S.C. Section 310(b)(4) to request:

(1)	approval of up to and including 100% aggregate foreign ownership of its controlling U.S. parent;
(2)	approval for a proposed, controlling foreign investor to increase its equity and/or voting interests in the U.S. parent up to 100% in the future (without a new petition), even if the initial controlling interest is less than 100%; and
(3)	approval for a named non-controlling foreign investor to increase its equity and/or voting interests to up to 49.99% (non-controlling) in the future.

Specific approval is generally required only for foreign individuals or entities holding more than 5% ownership (or, in certain cases, more than 10%). Once granted, a foreign ownership ruling applies to all current and future radio and television broadcast licenses held or acquired by the licensee and its covered subsidiaries and affiliates, regardless of service (AM, FM, TV) or geographic location.

For publicly traded licensees and controlling U.S. parents (such as the Company), the rules provide a methodology to determine foreign ownership based on information that is “known or reasonably should be known” in the ordinary course of business.

They also formalize the FCC’s practice of recognizing good-faith compliance efforts when non-compliance results solely from circumstances beyond the licensee’s control that were not known or reasonably foreseeable.

Separately, on January 30, 2026, the FCC adopted an R&O (FCC 26-2), Protecting Our Communications Networks by Promoting Transparency Regarding Foreign Adversary Control. This requires the Company to certify whether it is owned or controlled by a “foreign adversary” (defined as the People’s Republic of China, Cuba, Iran, North Korea, Russia, or Venezuela under Nicolás Maduro). Entities certifying yes must disclose ownership interests of 10% or greater held by a foreign adversary, describe the nature of any control, and report airtime leased to a foreign adversary. At present, no foreign adversary owns or controls the Company or leases airtime on our stations.

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

On February 2, 2026, the FCC’s Media Bureau granted a waiver of the Local Radio Ownership Rule to permit a party owning four full-power FM stations to acquire two more full-power FM stations in a market size that would ordinarily restrict one party to four full-power (AM or FM) stations. The FCC considers each petition seeking a waiver of the Local Radio Ownership Rule on a case-by-case basis.

The FCC is required by the Telecommunications Act of 1996 to review its media ownership rules every four years to determine whether they remain “necessary in the public interest as the result of competition.” The FCC’s 2010/2014 Quadrennial Review Order on Reconsideration, 32 FCC Rcd 9802 (2017), modified the FCC’s media ownership rules by: (1) eliminating the newspaper/broadcast cross-ownership and radio/television cross-ownership rules; (2) revising the local television ownership rule by eliminating the “eight voices” test and permitting applicants to seek the combination of two top-four ranked stations in a given market on a case-by-case basis; and (3) deeming joint sales agreements between television stations to be non-attributable. In FCC v. Prometheus Radio Project, 141 S. Ct. 1150 (2021), the U. S. Supreme Court reversed a decision of the Court of Appeals for the Third Circuit which had vacated the FCC’s 2017 order. On December 12, 2018, the FCC adopted a Notice of Proposed Rulemaking (“NPRM”) to initiate the 2018 Quadrennial Review proceeding. On June 4, 2021, the FCC released a Public Notice seeking to refresh the record in the 2018 Quadrennial Review proceeding. (Hereinafter, the acronym “R&O” means an FCC “Report and Order.”) In its R&O 2018 Quadrennial Regulatory Review—Review of the Commission’s Broadcast Ownership Rules and Other Rules Adopted Pursuant to Section 202 of the Telecommunications Act of 1996, FCC 23-117, released December 26, 2023, the FCC found that its existing rules, with some minor modifications, remain necessary in the public interest. The FCC retained the “dual network rule” and the “local radio ownership rule,” the latter of which was modified only to make permanent the interim contour-overlap methodology long used to determine ownership limits in areas outside the boundaries of defined Nielsen Audio Metro markets and in Puerto Rico. The FCC retained its local television ownership rule with adjustments to reflect changes that have occurred in the television marketplace to update the methodology for determining station ranking within a market to better reflect current industry practices, and expanded the existing prohibition on use of affiliation to circumvent the restriction on acquiring a second top-four ranked station in a market. Three parties filed Petitions for Review of the FCC’s R&O in the Fifth, Eighth, and Eleventh U. S. Circuit Courts of Appeal. The cases were consolidated in Zimmer Radio of Mid-Missouri, Inc. v. FCC, 145 F.4th 828 (2025) a unanimous decision vacating and remanding two aspects of the R&O relative to television broadcasting but upholding the Local Radio Ownership Rule.

On September 30, 2025, the FCC released an NPRM, (FCC 25-64), seeking comment on whether the Local Radio Ownership Rule remains necessary to further the public interest. The FCC is also seeking comment on the Local Radio Ownership Rule's role in the audio marketplace and its impact on the public interest and whether the existing rule limiting the ability or potential of broadcast radio to deliver public interest benefits to listeners. The Company cannot predict what action, if any, the FCC may take as a result of this NPRM.

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

The FCC’s rules required all commercial broadcasters to file a “biennial” ownership report by December 1, 2025, describing the ownership of their stations as of October 1, 2025, but the Public Notice released July 29, 2025, the FCC waived the biennial ownership report filing requirement and set a new filing deadline of June 1, 2027, or until further notice, whichever comes first. The FCC eliminated the prior requirement to file with the FCC paper copies of certain agreements, corporate organization documents, and the like. Instead, a broadcaster is required to upload copies of these documents to the station’s online public inspection file (“OPIF”), or provide a list of such documents and make them available to a requesting party. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s stock (or 20% or more of such stock in the case of certain passive investors that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, one of our directors has an attributable interest or interests in companies applying for or licensed to operate broadcast stations other than the Company.

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

Programming and Operation.   The Communications Act requires broadcasters to serve the “public interest.” Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Laws that regulate, among other things, political advertising, sponsorship identification, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In 2020, the FCC entered into a Consent Decree with Sinclair Broadcast Group, which agreed to pay a $48 million dollar fine to settle issues related to sponsorship identification violations, among other matters. The FCC also entered into a Consent Decree with Cumulus Radio to settle violations of the sponsorship identification requirements in connection with the broadcast of issue ads promoting a construction project in New Hampshire. In an Order and Consent Decree, Townsquare Media, Inc., DA 24-54, released January 17, 2024, the licensee of AM radio stations in Idaho agreed to pay a civil penalty of $500,000 to resolve an investigation into violations of the FCC’s rules relating to on-air sponsorship identification and the maintenance of online political files. “Payola” is the unreported payment to—or acceptance by—employees of broadcast stations, program producers, or program suppliers of any valuable consideration to achieve airplay for any programming. On February 6, 2025, the FCC’s Enforcement Bureau released an “Enforcement Advisory,” Covert Manipulation of Radio Airplay Based on Artist Participation in Promotions or Events Violates FCC Payola Rules, which reminded broadcast licensees that a practice known as payola is not only a violation of the United States Criminal Code, but may also subject broadcasters to sanctions under the Communications Act. The “Enforcement Advisory” addresses payola in connection with the covert manipulation of radio airplay by a broadcast station licensee or broadcast station personnel based on an artist’s agreement to participate in a broadcast station’s promotion or event, sometimes without receiving any compensation or expense reimbursement for the appearance. The Company does not engage in such prohibited conduct. The Communications Act requires those persons who have paid, accepted, or agreed to pay or accept such consideration to report that fact to the station licensee before the involved matter is broadcast. In turn, the Communications Act requires the licensee to announce that the matter contained in the program is paid for, and to disclose the identity of the person furnishing the consideration. The Company complies with these requirements. There are other examples of FCC enforcement action for violation of the sponsorship identification requirements. A licensee that broadcasts or advertises information about a contest it conducts must fully and accurately disclose the material terms of the contest, and conduct the contest substantially as announced or advertised over the air or on the Internet. The disclosure of material terms must be made by either periodic disclosures broadcast on the station or written disclosures on the station's Internet web site. Violation of the rule can result in significant fines. In 2020, the FCC fined a broadcaster $5,200 for failing to conduct its contests as advertised by failing to award prizes in a timely manner. Another licensee entered into a Consent Decree with the FCC, paying a fine of $125,000 for, among other things, predetermining the outcome of a contest. The FCC requires the owners of antenna supporting structures (towers) to register them with the FCC. As an owner of such towers, our subsidiaries are subject to the registration requirements. On January 13, 2020, the FCC released an Order confirming a Consent Decree whereby the owner of several antenna structures agreed to pay the government a civil penalty of $1,130,000 and develop a Compliance Plan requiring reports for two years as a result of (1) failing to conduct required daily inspections of the lighting systems at 10 towers, (2) failing to completely log lighting failures at 7 towers, and (3) failing to timely notify the FCC of its acquisition of two towers. In 2017, the FCC eliminated the broadcast main studio rule. The FCC retained the requirement that stations maintain a local or toll-free telephone number to ensure consumers have ready access to their local stations. The FCC’s rules require cable operators, direct satellite TV providers, broadcast radio licensees, and satellite radio licensees to post public inspection files to the FCC's online database (the “OPIF” referred to above) rather than maintaining them in a local public inspection file. The FCC believes posting these files to the OPIF renders the materials more widely accessible to the public. The Company’s radio stations post their public inspection files to the FCC’s website. The FCC has warned licensees of possible enforcement action if these files are found not to be in compliance at the time of license renewal. Because of inadvertent untimely posting to the OPIF of certain political records at stations owned by one of the Company’s subsidiaries, that subsidiary was obliged to enter into a Consent Decree with the FCC (FCC Order, DA 20-1263, released October 26, 2020). The Consent Decree required Company employees responsible for performing, supervising, overseeing, or managing activities related to the maintenance of online political files to thoroughly understand the Company’s obligation to comply with laws regulating political broadcasting and to promptly report to the FCC any noncompliance with those laws. The affected subsidiary filed a report with the FCC on December 8, 2021, regarding its record of compliance with the political laws and the Company’s obligations under the Consent Decree terminated as of February 7, 2022. The FCC has promulgated rules governing the publication of local notice of the filing of certain broadcast applications. FCC licensees, like the Company’s subsidiaries, must maintain a tab on their station websites where the public can view the OPIF and a tab where notices describing pending applications must be posted, rather than printing such notices in local newspapers. In an NPRM, Priority Application Review for Broadcast Stations that Provide Local Journalism or Other Locally Originated Programming, FCC 24-1 (MB Docket No. 24-14), released January 17, 2024, the FCC proposed to prioritize processing review of certain applications filed by broadcast stations that certify that they provide locally originated programming. The FCC stated that the program would be “voluntary”. If the rules were to become effective, and the Company were not to certify that its stations provide local programming, actions on its applications to acquire new facilities might be deferred until applications containing such certifications had been earlier processed. However, there is some risk in certifying since competitors or members of the public might file adverse petitions challenging the accuracy of such certifications. The FCC sought comment on the proposal and the Company cannot predict whether such rules will be adopted and become effective. In an NPRM, Disclosure and Transparency of Artificial Intelligence-Generated Content in Political Advertisements, MB Docket No. 24-211, released July 25, 2024, the FCC proposed to require radio stations (among other FCC licensees and regulatees) to provide an on-air announcement for all political ads that include Artificial Intelligence (“AI”) generated content disclosing the use of such content in the ad. The FCC also proposed to require these licensees to include a notice in their OPIFs for all political ads that include AI-generated content disclosing that the ad contains such content. The Company cannot predict whether the proposed rules will be adopted, and if so, their effect on the Company.

The Company is required to pay (1) FCC filing fees in connection with its applications and (2) annual regulatory fees determined by the number and character of the radio stations the Company owns as of October 1 of each prior year. The Company timely paid its regulatory fees for Fiscal Year 2025.

Equal Employment Opportunity Rules.   Equal employment opportunity (EEO) rules and policies for broadcasters prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. In 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use the internet for job postings as their sole means of recruiting employees (so long as the postings reach all segments of the station’s community). The EEO rules are enforced through review at renewal time, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license. The U.S. Court of Appeals for the D.C. Circuit (MD/DC/DE Broadcasters Association v. FCC, Case No. 1094, 236 F.3d 13 (2001); rehearing denied, 253 F. 3d 732 (2001), cert. denied, 534 U.S. 1113 (2002)) vacated certain aspects of the EEO requirements. The FCC in 2004 adopted revised regulations regarding the filing of Form 395-B (which collected race, ethnicity and gender data for each covered licensee’s employees within specified job categories) and updated the form. However, the requirement that broadcasters once again submit the form to the FCC was suspended until issues were resolved regarding confidentiality of the employment data. On February 22, 2024, the FCC released its Fourth R&O, Order on Reconsideration, and Second Further Notice of Rulemaking, FCC 24-18, reinstating the filing of Form 395-B. The National Religious Broadcasters, the American Family Association, and the Texas Association of Broadcasters filed Petitions for Review of the Fourth R&O in the U. S. Court of Appeals for the Fifth Circuit. On May 19, 2025, the Court (in Case No. 60219) vacated the R&O and there is no longer a requirement to file Form 395-B.

Time Brokerage Agreements.   As is common in the industry, we have previously entered into what have commonly been referred to as Time Brokerage Agreements (“TBAs”) which are sometimes termed “Local Marketing Agreements.” Such arrangements are an extension of the concept of agreements under which a licensee of a station sells (or “leases”) blocks of time on its station to an entity or entities which purchase the blocks of time and use the time to broadcast material the lessee has produced, or which sell their own commercial advertising announcements during the time periods in question. While these agreements may take varying forms, under a typical TBA, separately owned and licensed radio or television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these types of arrangements, separately owned stations agree to function cooperatively in terms of programming, advertising sales, and other matters, subject to the licensee of each station maintaining independent control over the financing, programming and station operations of its own station. One typical type of TBA is a programming agreement between two separately-owned radio or television stations serving a common service area, whereby the licensee of one station purchases substantial portions of the broadcast day on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. The Company’s stations currently are not parties to any TBAs.

The FCC’s rules provide that a station purchasing (brokering or leasing) time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, under the rules, a broadcast station will not be permitted to enter into a time brokerage agreement giving it the right to purchase more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the local ownership rules of the FCC’s multiple ownership rules. Effective October 22, 2020, the FCC eliminated Title 47 C.F.R. § 73.3556, a rule that prohibited the duplication of programming on co-owned radio stations in the same market. A petition for reconsideration of that action as to FM duplication was filed. As a result, the rule was reinstated as to commercial FM radio stations only. It prohibits a commercial FM station from devoting more than 25% of its total hours in an average broadcast week to programming that duplicates that of another station in the same service which is commonly owned or operated under a time brokerage agreement, provided the stations' principal community contours overlap.

The FCC has adopted rules that require the broadcast of a specific disclosure at the time of broadcast if the material aired pursuant to a “lease” (a discreet block of time, e.g., a time brokerage agreement) has been paid for or furnished by a foreign government entity. In its Second R&O, released June 10, 2024, the FCC announced modifications to the sponsorship identification rule (47 CFR § 73.1212) for foreign government-provided programming, which require a public disclosure to be made, at the time of broadcast, identifying the foreign source of such programming. The R&O adopted a revised approach that provides licensees with two options for demonstrating that they have met their duty of inquiry in seeking to obtain the information needed to determine whether programming is sponsored, paid for, or furnished by a foreign governmental entity. In NAB v. FCC, 147 F. 4th 978 (2025), the U. S. Court of Appeals for the District of Columbia Circuit denied a petition for review of the revised rules, which became effective as of June 10, 2025, but the Media Bureau has deferred requiring compliance with the revised rules until June 7, 2026. The FCC grandfathered lease agreements already in effect but such leases will need to come into compliance either at the time of renewal or when the parties to the agreement enter into a new lease. Only new leases and renewals of existing leases entered into on or after the compliance date must comply with the rule modifications.

Other FCC Requirements

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

As a broadcaster, the Company is required to comply with the FCC rules implementing the Emergency Alert System (“EAS”). The Company’s stations must transmit Presidential messages during national emergencies and may transmit local messages, such as severe weather alerts and AMBER (America’s Missing: Broadcast Emergency Response) alerts. On January 7, 2021, the FCC’s Enforcement Bureau issued an “Enforcement Advisory” which highlighted EAS participants’ obligations, identified measures to improve the EAS, and warned that failure to comply with the EAS rules may subject a violator to sanctions including, but not limited to, substantial monetary forfeitures. Our stations are required periodically to file with the FCC forms reporting on the results of EAS tests. In September 2022, the FCC adopted new EAS requirements directing EAS participants to check whether certain types of alerts are available in common alerting protocol (“CAP”) format and, if so, to transmit the CAP version of the alert rather than the legacy-formatted version. The FCC also prescribed text that EAS participants must broadcast using plain language terms. In an NPRM adopted October 27, 2022, the FCC proposed to require EAS participants to report to the FCC compromises of EAS equipment, communications systems, and services. The FCC proposed to require EAS participants to annually certify to having a cybersecurity risk management plan in place and to employ sufficient security measures to ensure the confidentiality, integrity, and availability of their respective alerting systems. On January 8, 2025, the FCC released a “Notice of Apparent Liability” proposing a penalty of $369,190 against a television broadcaster for apparently violating the EAS Rules by failing to participate in three nationwide tests of the EAS and for submitting incorrect or misleading information in FCC filings. In an NPRM, Matter of Modernization of the Nation's Alerting Systems (FCC 25-50), released August 8, 2025, the FCC began a reexamination of the EAS (and Wireless Emergency Alerts) from the ground up and is exploring whether fundamental changes could make these systems more effective, efficient, and better able to serve the public's needs. The FCC is seeking comment on what goals these alerting systems should aim to achieve, whether these systems are currently effective at achieving these goals, and what steps the FCC should take to modernize these systems to improve their usefulness and better leverage modern technology while minimizing burdens on stakeholders. The Company cannot predict what, if any action, the FCC may take with regard to the EAS.

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

Digital Audio Radio Satellite Service and Internet Radio.   In adopting its rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. The FCC approved the application of Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. to transfer control of the licenses and authorizations held by the two companies to one company, which is now known as Sirius XM Radio, Inc. Various companies have introduced devices that permit the reception of audio programming streamed over the Internet on home computers and on portable receivers such as cell phones, in automobiles, and through so-called “smart speakers” like Amazon’s Alexa service. A number of digital music providers have developed and are offering their product through the Internet. Terrestrial radio operators (including the Company) are also making their product available through the Internet. Due to interference generated by their electric motors, some manufacturers of all-electric vehicles do not market vehicles that can receive AM broadcasts over the air (although AM broadcasts can be heard over digital streaming services, such as Tunein Radio). In the 119th Congress, on February 5, 2025, the Senate Committee on Commerce, Science and Transportation passed S. 315, the AM Radio for Every Vehicle Act, out of Committee. On the same date, H.R. 979, a companion bill, was introduced in the house. The bill, if enacted, would ensure that AM radio receivers remain in new vehicles. The Company cannot predict whether a bill will be enacted into law. To date, the Company has not perceived negative economic impact from DARS or Internet-streamed audio on the Company’s full-service stations and FM translators due, in part, to the possibility of confusion in the digital advertising market, but the Company cannot predict whether there will be future negative economic impact.

In-Band On-Channel “Hybrid Digital” Radio.   The FCC’s rules permit radio stations to broadcast using in-band, on-channel (IBOC) technology that allows AM and FM stations to operate using the IBOC system developed by iBiquity Digital Corporation. This technology has become commonly known as “hybrid digital” or HD radio. Stations broadcast the same main channel program material in both analog and digital modes. HD radio technology permits “hybrid” operations, the simultaneous transmission of analog and digital signals with a single AM and FM channel. HD radio technology can provide near CD-quality sound on FM channels and FM quality on AM channels. HD radio technology also permits the transmission of up to four additional program streams over FM stations and one over AM stations (which streams do not count as separate radio stations under the multiple ownership rules). At the present time, we are configured to broadcast in HD radio on 54 stations. In its First R&O, FCC 24-105, the FCC adopted rules to permit “asymmetric sideband operation” which allows stations to operate with different power levels on the upper and lower digital sidebands, as a way to facilitate greater digital FM radio coverage without interfering with adjacent-channel FM stations. The new rules became effective as of May 23, 2025. On October 28, 2020, the FCC released an R&O, in which it adopted rules (effective January 4, 2021) to allow AM radio stations to broadcast an all-digital signal using the HD Radio IBOC mode termed “MA3.” In adopting the new rules, the FCC said that a voluntary conversion to all-digital broadcasting will benefit many AM stations and their listeners by improving reception quality and listenable coverage in stations' service areas. At this time, the Company has not made a decision on whether to convert any of its AM radio stations to all-digital operation.

Use of FM Translators by AM Stations and Digital Program Streams.   FM translator stations are relatively low power radio stations (maximum ERP: 250 Watts) that rebroadcast the programs of full-power AM and FM stations on a secondary basis, meaning they must terminate or modify their operation if they cause interference to a full-power station. The FCC permits AM stations to be rebroadcast on FM translator stations in order to improve reception of programs broadcast by AM stations. The Company intends to continue to use some of its existing FM translators in connection with some of its AM stations. The Company is using some of its existing FM translators to rebroadcast HD radio program streams generated by some of its FM stations, which is permitted by the FCC. In a 2015 R&O, Revitalization of the AM Service, the FCC announced an opportunity, restricted to AM licensees and permittees, to apply for and receive authorizations to relocate existing FM translator stations within 250 miles for the sole and limited purpose of enhancing their existing service to the public. To implement this policy, the FCC opened “filing windows,” the last one closing October 31, 2016. Some of the Company’s subsidiaries, that are AM licensees, acquired FM translators during the filing window, and relocated them to their local markets to pair with some of the Company’s AM broadcast stations. The FM translators so acquired were obligated to rebroadcast the related AM station for at least four years, not counting any periods of silence. The FCC later opened two windows for the filing of applications for construction permits for new FM translators, the final window closing January 31, 2018. In the filing windows, qualifying AM licensees could apply for one, and only one, new FM translator station, in the non-reserved (i.e., “commercial”) FM band to be used solely to re-broadcast the licensee’s AM signal to provide fill-in and/or nighttime service on a permanent basis. The Company filed applications in both windows and obtained some construction permits as a result. If the Company should decide that a subsidiary should sell or suspend operations of an AM station with such an FM construction permit or license, the subsidiary would also be required to concurrently sell or suspend operations of the FM translator. The FCC has adopted rules regarding FM translator interference (1) allowing FM translators to resolve interference issues by changing channels to any available same-band frequency using a minor modification application; (2) standardizing the information that must be compiled and submitted by a station claiming interference from an FM translator, including a required minimum number of listener complaints; (3) establishing interference complaint resolution procedures; and (4) establishing an outer contour limit (45 dBμ) for the affected station within which interference complaints will be considered actionable while providing for a process to waive that limit in special circumstances. Because FM translators are “secondary services,” they could be displaced by full power stations.

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

Changes to Application and Assignment Procedures.    FCC rules give Native American tribes a priority to obtain broadcast radio licenses in tribal communities. The rules provide an opportunity for tribes to establish new services specifically designed to offer programming that meets the needs of tribal citizens. In addition, the rules modify the FCC’s radio application and assignment procedures, assisting qualified applicants to more rapidly introduce new radio service to the public. These modifications (1) prohibit an AM applicant that obtains a construction permit through a dispositive Section 307(b) preference from downgrading the service level that led to the dispositive preference; (2) require technical proposals for new or major change AM facilities filed with Form 175 (i.e., FCC “short-form” Auction) applications to meet certain minimum technical standards to be eligible for further auction processing; and (3) give FCC operating bureaus authority to cap filing window applications. In 2011, the FCC released its Third R&O which limits eligibility for authorizations associated with allotments added to the FM Table of Allotments using the “Tribal Priority” to the tribes whom the Tribal Priority was intended to benefit. In 2018, the FCC issued a Notice of Inquiry on whether to issue an NPRM that could lead to creation of a new Class C4 FM station that would allow use of power of up to 12 kW ERP, but the matter remains pending before the FCC.

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

Proposal to Mandate Broadcasters to Participate in the Disaster Information Reporting System (“DIRS”) and Network Outage Reporting System (“NORS”). In a Second R&O and Second FNPRM released January 26, 2024, the FCC required cable systems, wireline, wireless, and interconnected Voice over Internet Protocol providers to report their infrastructure status information in the DIRS. On August 6, 2025, the FCC released its Third FNPRM proposing to modernize the DIRS by reviewing DIRS reporting and proposing changes to ensure the system is collecting information useful to disaster response without imposing unreasonable burdens on stakeholders. The FCC also adopted certain rules governing DIRS to clarify the scope of the suspension of the Network Outage Reporting System (NORS) reporting obligations during DIRS activations, thereby reducing filing burdens. Implementation of DIRS and NORS by the Company could result in significant costs, but the Company cannot predict whether the rules will be adopted and if so, the form they may take.

Proposed Changes.   The FCC has under consideration, and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect us and the operation and ownership of our broadcast properties. The advent of the Trump Administration could have an effect on FCC requirements. Application processing rules adopted by the FCC might require us to apply for facilities modifications to our standard broadcast stations in future “window” periods for filing applications or result in the stations being “locked in” with their present facilities. The FCC is authorized to use auctions for the allocation of radio broadcast spectrum frequencies for commercial use. The implementation of this law could require us to bid for the use of certain frequencies.

Information About Our Executive Officers

Our current executive officers are:

Name	Age	Position

Christopher S. Forgy	65	President, Chief Executive Officer; Director
Samuel D. Bush	68	Executive Vice President, Treasurer and Chief Financial Officer
Catherine A. Bobinski	66	Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller
Wayne Leland	61	Chief Operating Officer

Officers are elected annually by our Board of Directors and serve at the discretion of the Board. Set forth below is information with respect to our executive officers.

Mr. Forgy has been President, Chief Executive Officer and Director since December 2022. He was previously our Senior Vice President of Operations from May 2018 until his appointment to President and Chief Executive Officer and election to the Board. He was President/General Manager of our Columbus, Ohio market from 2010 to 2018 and was Director of Sales of our Columbus, Ohio market from 1995 to 2006. He has been with Saga for over 20 years.

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

General Risks Related to the Economy

Continued Uncertain Financial and Economic Conditions may have an Adverse Impact on our Business, Results of Operations or Financial Condition

We derive revenues from the sale of advertising and expenditures by advertisers tend to be cyclical and are reflective of economic conditions. Periods of a slowing economy, recession or economic uncertainty may be accompanied by a decrease in advertising. Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions, including prolonged or increased inflationary developments, could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers' businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations or through our digital programs, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including our access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

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

The effects of health epidemics, pandemics or similar outbreaks, natural disasters and other catastrophes in the future may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent pandemics or outbreaks adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein.

The Success of Our Business is Dependent Upon Advertising Revenues, which are Seasonal and Cyclical, and also Fluctuate as a Result of a Number of Factors, Some of Which are Beyond Our Control

Our primary source of revenue is the sale of advertising. Our ability to sell advertising depends, among other things, on:

●	economic conditions in the areas where our stations are located and in the nation as a whole;
●	national and local demand for radio and digital advertising;
●	the popularity of our programming;
●	changes in the population demographics in the areas where our stations are located;
●	local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;
●	the capability and effectiveness of our sales organization;
●	our competitors' activities, including increased competition from other advertising mediums;
●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and
●	other factors beyond our control.

Our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and third quarters of the year. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups.

We Depend on Key Stations

Historically our top five markets, when combined represented 34% and 36% of our net operating revenue for the years ended December 31, 2025, and 2024, respectively. Accordingly, we may have greater exposure to adverse events or conditions that affect the economy in any of these markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

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

The ongoing supply chain and labor shortage issues could result in an adverse impact on our business due to our customers’ reduction in advertising spending as their businesses are negatively impacted by low inventories, product delays, and labor shortages resulting in reduced revenue.

The US/Israel-Iran war and other conflicts have created not only great devastation but also a worldwide instability that could impact economies across the globe. While direct impacts to our business are limited, the indirect impacts to our customers could impact demand for advertising and other indirect impacts could arise. In addition, the impact of other current macro-economic factors on our business, including inflation, supply chain constraints and geopolitical events, is uncertain.

Changes in US trade policy could result in one or more US trading partners adopting responsive trade policies making it more difficult or costly for US exports to those countries. These measures could also result in increased inflation and reduced US real gross domestic product and otherwise adversely impact the US economy. While tariffs have not had a material impact on our business, financial condition or results of operations to date, we cannot predict future trade policy or the terms of any new tariffs and retaliatory measures and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade policies has the potential to adversely impact the US and global economy and our customers’ businesses. This in turn could adversely impact our business, financial condition and results of operations due to our customers’ reduction in advertising spending as their businesses are negatively impacted by a decline in the US economy.

Risks Related to Our Financing

We May Have Substantial Indebtedness and Debt Service Requirements

At December 31, 2025, our long-term debt was approximately $5,000,000. We have previously borrowed and may borrow to finance acquisitions and for other corporate purposes. Because of our indebtedness, a portion of our cash flow from operations is required for debt service. Our leverage could make us vulnerable to an increase in interest rates, particularly related to the Secured Overnight Financing Rate (“SOFR”) as outlined in our new credit facility amendment, a downturn in our operating performance, or a decline in general economic conditions. Our credit facility is subject to mandatory prepayment requirements, including but not limited to, certain sales of assets, certain insurance proceeds, certain debt issuances and certain sales of equity. Any outstanding balance under the credit facility will be due on the maturity date of December 19, 2027. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled payments of principal under the credit facility in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to affect any such transactions on favorable terms, if at all.

Variable-Rate Indebtedness Exposes us to Interest Rate Risk, which could Cause Our Debt Service Obligations to Increase Significantly.

Certain of our secured indebtedness, including borrowings under our existing credit facility, is or is expected to be, as applicable, subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase and our net loss would increase, even though the amount borrowed under the facility remained the same. As of December 31, 2025, we had $5,000,000 outstanding variable-rate debt. An unfavorable movement in interest rates, primarily SOFR, could result in higher interest expense and cash payments for us. Although we may enter into interest rate hedges, involving the partial or full (i) exchange of floating for fixed-rate interest payments or (ii) obtaining an interest rate cap, to reduce interest rate volatility, we cannot provide assurance that we will enter into such arrangements or that they will successfully mitigate such interest rate volatility. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018.

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

Our Recent Sale-Leaseback Transaction Removed Certain Real Estate Assets from our Balance Sheet and Subjects us to Ongoing Lease Obligations.

We have recently completed a Sale-Leaseback Transaction involving certain of our radio tower properties. While this transaction provided us with additional liquidity, it also subjects us to various risks that could adversely affect our business, financial condition, and results of operations. As a result of the Sale-Leaseback Transaction, we no longer own these radio tower properties and instead lease them pursuant to long-term lease agreements. Because we no longer own the underlying real estate, we have less control over these tower sites, and our operations at these locations are subject to the terms and conditions of the lease agreements. Any disputes with the lessor or changes in the lessor’s financial condition could adversely affect our continued use of these properties. Furthermore, at the end of the lease term, we may be unable to renew the leases on acceptable terms, or at all, which could require us to relocate our operations or incur significant costs to secure alternative sites. Any of these risks could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to the Radio Broadcasting Industry

Our Stations Must Compete for Advertising Revenues in Their Respective Markets

Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast radio, satellite radio, streaming of audio and video on the internet, broadcast, satellite, and cable television, newspapers, magazines, outdoor advertising, direct mail and a growing number of digital advertising providers. These digital competitors include local and regional marketing agencies, national digital advertising firms and large technology platforms that provide advertising services directly to businesses. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations, or if a new station were to adopt a comparable format or if an existing competitor were to strengthen its operations, our stations could experience a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Other radio broadcasting companies may enter into the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. We cannot assure you that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We Depend on Key Personnel

Our business is partially dependent upon the performance of certain key individuals, including Christopher S. Forgy, our President and CEO. Although we have entered into employment and non-competition agreements with Mr. Forgy, which terminate on December 6, 2029, and certain other key personnel, including on-air personalities, we cannot be sure that such key personnel will remain with us. We can give no assurance that all or any of these employees will remain with us or will retain their audiences. Many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. If any of our key executives were to become unable to perform their duties due to health concerns or any other reason, it could result in a loss of institutional knowledge, disruption of our strategic initiatives, and could adversely affect our ability to execute our business plans effectively. The unavailability or loss of one or more of these individuals, whether temporarily or permanently, could materially and adversely impact our business, financial condition, and results of operations. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air personalities is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues. We may not be able to locate or attract suitable replacements for our key personnel in a timely manner, or at all, which could further exacerbate these risks.

Our Success Depends on our Ability to Use our Historical Relationships with Radio Advertisers to Transition to our Company to Also Offer a Range of Digital Advertising Services that Help our National, Regional and Local Advertisers Meet Their Growing Advertising Needs in Addition to Identifying and Integrating Acquired Radio Stations or Related Businesses

Part of our strategy is to continue to broaden our existing revenue verticals related to our core radio advertisers to include digital advertising services that will complement our existing radio platform. This transition will require retaining and hiring individuals that we can train and develop to perform all the leadership, sales, accounting, technical and implementation activities required to be successful in this expansion of advertising services.

As another part of our strategy, we have historically pursued and may continue to pursue acquisitions of additional radio stations or other related businesses. As a result of a number of factors, including competitors that are also trying to make acquisitions and the availability of capital, our ability to identify and consummate future acquisitions is uncertain.

Our consummation of all future acquisitions is subject to various conditions, including FCC, if a radio station license is being transferred or assigned and other regulatory approvals. Such acquisitions could be delayed by shutdowns of the U.S. Government. In addition, acquisitions may encounter intense scrutiny under federal and state antitrust laws. Our future acquisitions may be subject to notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and to a waiting period and possible review by the Department of Justice and the Federal Trade Commission. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on us and result in the abandonment of all or part of otherwise attractive acquisition opportunities. We cannot predict whether we will be successful in identifying future acquisition opportunities that are determined to be strategic for the Company or what the consequences will be of any such acquisitions.

Certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows. In addition, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business. The process of integrating acquired stations or businesses may involve numerous risks, including difficulties in the assimilation of operations, the diversion of management’s attention from other business concerns, risk of entering new markets, and the potential loss of key employees of the acquired stations.

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

Risks Related to Regulation of Our Business

Future Impairment of our FCC Broadcasting Licenses Could Affect our Operating Results

As of December 31, 2025, our FCC broadcasting licenses represented 45% of our total assets. We are required to test our FCC broadcasting licenses for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that our FCC broadcasting licenses might be impaired which may result in future impairment losses. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included with this Form 10-K.

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

The FCC’s Vigorous Enforcement of Indecency Rules Could Affect our Broadcasting Operations

Federal law regulates the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts relating to the regulation of indecency violations, and Congress has increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. The FCC has expanded the scope of items considered indecent to include material that could be considered “blasphemy,” “personally reviling epithets”, “profanity” and vulgar or coarse words, amounting to a nuisance. Effective January 15, 2025, the maximum forfeiture penalty (after 2025 annual inflation adjustment) for an indecency violation is $508,373 per incident and $4,692,668 for a continuing violation arising from a single act or failure to act. In March 2015, the FCC issued a Notice of Apparent Liability for the then maximum forfeiture amount of $325,000 against a television station for violation of the indecency laws. In addition, the FCC’s heightened focus on the indecency regulations against the broadcast industry may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. Because the FCC may investigate indecency complaints prior to notifying a licensee of the existence of a complaint, a licensee may not have knowledge of a complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that any inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our result of operations and business could be materially adversely affected.

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

Use of Artificial Intelligence in Marketing Design

We have increasingly integrated artificial intelligence (“AI”) technologies into the design and execution of our sales and programming strategies and materials. While the use of AI in sales and programming offers potential efficiencies and enhanced targeting capabilities, it also exposes us to a variety of risks. AI-generated content may inadvertently contain errors, inaccuracies, or material that is inconsistent with our brand, regulatory requirements, or industry standards. Additionally, reliance on AI tools may lead to the unintended use of third-party intellectual property or the generation of content that infringes on the rights of others, which could expose us to legal claims and reputational harm.

The rapidly evolving nature of AI technologies, as well as evolving laws and regulations governing their use, creates additional uncertainty and the potential for non-compliance with applicable laws, such as those related to data privacy, consumer protection, or advertising. If we are unable to effectively manage these risks, or if our use of AI results in regulatory investigations, enforcement actions, or negative publicity, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to the Ownership of Our Stock

Concentration of Ownership and Influence of Major Shareholders

A small number of shareholders, including members of our board and current or former executive officers collectively hold a significant percentage of our outstanding common stock. As a result, these shareholders are able to exert influence over matters requiring shareholder approval.

Capital Allocation Decisions, Including Dividends and Stock Repurchases

Our capital allocation decisions, including the amounts allocated to stock repurchases, may not deliver the anticipated benefits to our shareholders and could adversely affect our business, financial condition, and results of operations. Decisions regarding the declaration and payment of dividends or the repurchase of our common stock are based on numerous factors, including our financial performance, cash flow, amount of cash and short-term investment balances, capital requirements, market conditions, and the judgment of our management and Board of Directors. There can be no assurance that any dividends or stock repurchases, if made in the future, will enhance long-term shareholder value.

We May Experience Volatility in the Market Price of our Common Stock

The market price of our common stock has fluctuated in the past and may continue to be volatile. In addition to stock market fluctuations due to economic or other factors, the volatility of our shares may be influenced by lower trading volume and concentrated ownership relative to many of our publicly held competitors. Because several of our shareholders own significant portions of our outstanding shares, our stock is relatively less liquid and therefore more susceptible to price fluctuations than many other companies’ shares. If these shareholders were to sell all or a portion of their holdings of our common stock, then the market price of our common stock could be negatively affected. Investors should be aware that they could experience short-term volatility in our stock if such shareholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

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

We are a Smaller Reporting Company and Intend to Avail Ourselves of Certain Reduced Disclosure Requirements Applicable to Smaller Reporting Companies, which could make our Common Stock Less Attractive to Investors

We are a smaller reporting company, as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of certain of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more.

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established processes and policies for assessing, identifying and managing material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and include a Cybersecurity Incident Response Plan (“CIRP”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management processes, policies and CIRP are focused on (1) developing organizational understanding to manage cybersecurity risks, (2) applying safeguards to protect our systems, (3) detecting the occurrence of a cybersecurity incident, (4) responding to a cybersecurity incident and (5) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. For instance, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection. We have engaged independent consultants and other third-parties to assist us in establishing and improving our policies. Our processes and policies include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio. For a description and additional information concerning material cybersecurity risks we face, see Item lA. Risk Factors - Information Technology and Cybersecurity Failures or Data Security Breaches Could Harm Our Business.

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

As of December 31, 2025, the studios and offices of 26 of our 29 operating locations, including our corporate headquarters in Michigan, are located in facilities we own. The remaining studios and offices are located in leased facilities with lease terms that expire in 2.8 years to 5.9 years. We own or lease our transmitter and antenna sites, with lease terms that expire in less than 1 year to 65 years. We do not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space, if required.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the NASDAQ Global Market of the NASDAQ Stock Market LLC under the ticker symbol SGA.

The closing price for our Class A Common Stock on April 9, 2026, as reported by the NASDAQ was $11.62. As of April 9, 2026, there were approximately 170 holders of record of our Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

During 2025, the Company’s Board of Directors declared four quarterly cash dividends on its Class A Common Stock. These dividends, totaling $1.00 per share and approximately $6.4 million were paid during 2025.

During 2024, the Company’s Board of Directors declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends, totaling $1.60 per share and approximately $10.0 million were paid during 2024. Additionally, $12.5 million of dividends declared in the fourth quarter of 2023, were paid during 2024.

In December 2022, the Board of Directors adopted a variable dividend policy for the allocation of cash flows aligned with the Company’s goals of maintaining a strong balance sheet, increasing cash returns to shareholders, and continuing to grow the Company through strategic acquisitions.

The Company intends to pay regular quarterly cash dividends in the future. Consistent with its strategic objective of maintaining a strong balance sheet and returning value to shareholders, the Board of Directors will also continue to consider declaring special cash dividends, variable dividends and stock buybacks in the future. The declaration and payment of any future dividend, whether fixed, special, or based on the variable policy, or the implementation of any stock buyback program will remain at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future expectations, and other pertinent factors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of our Class A Common Stock during the three months ended December 31, 2025. Shares repurchased during the quarter were from the retention of shares for the payment of withholding taxes related to the vesting of restricted stock and from the purchase of shares under our Stock Buy-Back Program.

			Total Number	Approximate
			of	Dollar
			Shares	Value of
			Purchased	Shares
	Total	Average	as Part of	that May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased (1) (3)	Share (2)	Program	Program (3)
October 1 - October 31, 2025	—	$—	—	$17,686,383
November 1 - November 30, 2025	5,616	$12.11	5,616	$17,618,373
December 1 - December 31, 2025	213,710	$11.54	213,710	$15,153,267
Total	219,326	$11.55	219,326	$15,153,267
(1)	From time to time, we may repurchase shares of our Class A Common Stock pursuant to our publicly announced share repurchase program through open market purchases, privately negotiated transactions, or pursuant to a trading plan adopted under Rule 10b5-1 under the Exchange Act. Of the purchased shares, 184,215 were purchased through privately negotiated transactions and 35,111 were forfeited to the Company for the payment of tax withholding obligations.
(2)	The average price paid per share, as applicable, reflects (i) the amount privately negotiated and (ii) the fair market value of our Class A Common Stock on the applicable vesting or settlement date for purposes of satisfying tax withholding obligations.
(3)	In 1998, we established a share repurchase program allowing us to purchase Class A Common Stock. In March 2013, our Board of Directors authorized an amendment to our share repurchase program increasing the amount authorized from $60.0 million to $75.8 million in common stock.

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

We use certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America (GAAP) to assess our financial performance. For example, we evaluate the performance of our markets based on “station operating income” (operating income plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of intangible assets and impairment of goodwill) and use “same station” financial information when analyzing year over year variances. Station operating income is generally recognized by the broadcasting industry as a measure of performance, is used by analysts who report on the performance of the broadcasting industry, and it serves as an indicator of the market value of a group of stations. In addition, we use it to evaluate individual stations, market-level performance, overall operations and as a primary measure for incentive-based compensation of executives and other members of management. Station operating income is not necessarily indicative of amounts that may be available to us for debt service requirements, other commitments, reinvestment or other discretionary uses. Station operating income is not a measure of liquidity or of performance in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on a GAAP basis. Same station financial information excludes stations that we did not own or operate for the entire comparable period.

General

We are a media company primarily engaged in acquiring, developing and operating broadcast properties including opportunities complementary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We actively seek and explore opportunities for expansion through the acquisition of additional broadcast properties. We review acquisition opportunities on an ongoing basis.

Radio Stations and Complementary Digital Marketing Services

Our radio stations’ primary source of revenue is from the sale of advertising for broadcast on our stations. Depending on the format of a particular radio station, there are a predetermined number of advertisements available to be broadcast each hour.

Most advertising contracts are short-term and generally run for a few weeks only. The majority of our revenue is generated from local advertising, which is sold primarily by each radio market’s sales staff. For the years ended December 31, 2025 and 2024, approximately 91% and 88%, respectively, of our radio stations’ gross revenue was from local advertising. To generate national advertising sales, we engage independent advertising sales representative firms that specialize in national sales for each of our broadcast markets.

Our revenue varies throughout the year. Advertising expenditures, our primary source of revenue, generally have been lowest during the winter months, which include the first quarter of each year. Political revenue was significantly lower in 2025 due to the decreased number of national, state, and local elections in most of our markets as compared to 2024. Our gross political revenue for the years ended December 31, 2025 and 2024 was $650,000 and $3,263,000, respectively. We expect political revenue in 2026 to increase from 2025 levels as a result of more elections in 2026 at the local, state and national levels.

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

When we acquire and/or begin to operate a station or group of stations we generally increase programming and advertising and promotion expenses to increase our share of our target demographic audience. Our strategy sometimes requires levels of spending commensurate with the revenue levels we plan on achieving in two to four years. During periods of economic downturns, or when the level of advertising spending is flat or down across the industry, this strategy may result in the appearance that our cost of operations are increasing at a faster rate than our growth in revenues, until such time as we achieve our targeted levels of revenue for the acquired station or group of stations.

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

The advertising industry continues to evolve as businesses increasingly utilize multiple media channels to reach consumers. In response to these industry trends, we have expanded the range of advertising solutions offered to our clients to include both broadcast radio advertising and complementary digital marketing services.

We continue to execute Saga’s digital strategy focused on the consumer journey. Our integrated advertising approach allows advertisers to combine the reach and audience engagement of radio with digital advertising tools that enable more targeted consumer engagement and campaign measurement. These services include paid search advertising, targeted digital display advertising, streaming advertising, social media advertising, online video advertising, website-based advertising, on-line news services and other related digital marketing services.

Paid search advertising campaigns are designed to reach consumers actively searching for products or services. Targeted digital display advertising campaigns are delivered through programmatic advertising platforms and allow advertisers to reach audiences based on geographic location, behavioral attributes, contextual relevance and other targeting parameters. Most of our radio stations are able to be streamed on third party music platforms and our customers advertise between songs played on the streaming service. Additionally, we have online news sites, where advertisers place web banners that link to the client’s website. For the years ended December 31, 2025 and 2024, approximately 15% and 12%, respectively, of our radio stations’ gross revenue was from digital advertising.

Our digital advertising services are supported by a centralized team of digital implementation specialists who work in conjunction with local market personnel to execute and optimize campaigns. Campaign performance is monitored throughout the duration of the advertising schedule and clients are generally provided periodic reports which may include impressions, clicks, website visits, calls generated and other campaign performance indicators.

Our digital advertising services rely on a number of third-party technology platforms and advertising exchanges, including major search, social media and programmatic advertising providers. Changes in the policies, technologies or pricing structures of these platforms could affect the manner in which digital advertising services are delivered.

We expect the use of integrated advertising strategies combining broadcast and digital media to continue evolving as advertisers seek broader reach, targeted messaging and measurable marketing outcomes.

During the years ended December 31, 2025 and 2024, our Charleston, South Carolina; Columbus, Ohio; Milwaukee, Wisconsin; Norfolk, Virginia; and Portland, Maine markets, when combined, represented approximately 34% and 36%, respectively, of our consolidated net operating revenue. An adverse change in any of these radio markets or relative market position in those markets could have a significant impact on our operating results as a whole.

The following tables describe the percentage of our consolidated net operating revenue represented by each of these markets:

	Percentage of Consolidated
	Net Operating Revenue
	for the Years
	Ended December 31,
	2025	2024
Market:
Charleston, South Carolina	6%	6%
Columbus, Ohio	7%	8%
Milwaukee, Wisconsin	11%	12%
Norfolk, Virginia	5%	5%
Portland, Maine	5%	5%

During the years ended December 31, 2025 and 2024, the radio stations in our five largest markets when combined, represented approximately 39% and 40%, respectively, of our consolidated station operating income (loss). The following tables describe the percentage of our consolidated station operating income (loss) represented by each of these markets:

	Percentage of Consolidated
	Station Operating Income(*)
	for the Years Ended
	December 31,
	2025	2024
Market:
Charleston, South Carolina	8%	7%
Columbus, Ohio	1%	5%
Milwaukee, Wisconsin	19%	17%
Norfolk, Virginia	4%	5%
Portland, Maine	7%	6%
(*)

Operating income (loss) plus corporate general and administrative expenses, depreciation and amortization, other operating (income) expenses, impairment of goodwill and impairment of intangible assets.

Results of Operations

The following tables summarize our results of operations for the two years ended years ended December 31, 2025 and 2024.

Consolidated Results of Operations

			2025 vs. 2024
	Years Ended December 31,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)

	(In thousands, except %’s and per share information)
Net operating revenue	$107,112	$112,919	$(5,807)	(5.1)%
Station operating expense	91,781	91,835	(54)	(0.1)%
Corporate general and administrative	12,322	12,398	(76)	(0.6)%
Depreciation and amortization	5,178	5,283	(105)	(2.0)%
Other operating (income) expense, net	(11,522)	1,048	(12,570)	N/M
Impairment of goodwill	19,229	—	19,229	N/M
Impairment of intangible assets	1,168	—	1,168	N/M
Operating (loss) income	(11,044)	2,355	(13,399)	(569.0)%
Interest expense	434	348	86	24.7%
Interest income	(904)	(1,047)	143	N/M
Other income	(105)	(1,516)	1,411	N/M
Income before income tax expense	(10,469)	4,570	(15,039)	(329.1)%
Income tax provision	(2,570)	1,110	(3,680)	(331.5)%
Net (loss) income	$(7,899)	$3,460	$(11,359)	(328.3)%

(Loss) earnings per share (diluted)	$(1.22)	$0.55	$(1.77)	(321.8)%

N/M = Not Meaningful

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

For the year ended December 31, 2025, consolidated net operating revenue was $107,112,000 compared with $112,919,000 for the year ended December 31, 2024, a decrease of $5,807,000 or 5.1%. We had an increase of approximately $725,000 that was attributable to stations that we did not own or operate for the entire comparable period, offset by a decrease of $6,532,000 generated by stations we owned or operated for the comparable period in 2024 (“same station”). The decrease in same station revenue in 2025 was due to decreases in gross local revenues of $5,202,000, gross political revenue of $2,613,000, gross national revenue of $1,741,000 and gross non-spot revenue of $235,000 partially offset by increases in gross interactive or digital revenue of $2,603,000 and a decrease in agency commission of $985,000 from 2024. The most significant decreases in gross local revenue occurred in our Columbus, Ohio; Des Moines, Iowa; Ithaca, New York; Jonesboro, Arkansas; Keene, New Hampshire/Brattleboro, Vermont; and Norfolk, Virginia markets partially offset by an increase at our Asheville, North Carolina market. The gross political revenue decreased due to a decrease in the number of national, state and local elections. The decrease in gross national revenue is primarily due to decreases in our Charleston, South Carolina; Columbus, Ohio; Manchester, New Hampshire; Ocala, Florida; and Portland Maine, partially offset by an increase in our Norfolk, Virginia market. The increase in gross digital revenue is primarily due to an increase in our streaming, website advertising, search engine management (“SEM”) and targeted display revenue. The decrease in our agency commissions is due to the decrease in local agency revenue.

Station operating expense was $91,781,000 for the year ended December 31, 2025, compared with $91,835,000 for the year ended December 31, 2024, a decrease of $54,000 or 0.1%. We had an increase of approximately $842,000 that was attributable to stations that we did not own or operate for the comparable period offset with a decrease of $896,000 generated by stations we owned or operated for the comparable period in 2024. The decrease in same station operating expenses was primarily a result of decreases in compensation-related expenses, advertising and promotional expenses, bad debt expenses and maintenance and repairs expenses of $2,323,000, $470,000, $316,000 and $225,000, respectively, partially offset by increases in music licensing expenses and digital services expenses of $2,121,000 and $367,000, respectively from 2024. As disclosed in Note 12 in the accompanying notes to the consolidated financial statements, on August 19, 2025 the RMLC announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolved rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements established final license fee rates which apply retroactively for the period January 1, 2022 through December 31, 2025 and on a go forward basis until December 31, 2029. During the year ended December 31, 2025, the Company recorded an aggregate of approximately $2.2 million related to the ASCAP and BMI retroactive adjustments in station operating expenses in the Company’s Consolidated Statement of Income (Loss).

We had an operating loss for the year ended December 31, 2025 of $11,044,000 compared to operating income of $2,355,000 for the year ended December 31, 2024, a decrease of $13,399,000. The primary reasons for the operating loss in 2025 compared to 2024 is because of the non-cash impairment charge of $20,397,000 recorded in the fourth quarter of 2025 (as described in Note 3 in the accompanying notes to the consolidated financial statements) partially offset by operating income of $11,522,000 primarily related to the sale of 24 telecommunications towers and related real property and other assets located at 22 tower sites. The recent economic slowdown has negatively affected the radio broadcasting industry as advertising revenues continued to decline in latter part of 2025 and our digital advertising growth did not outpace the declines in radio broadcasting advertising. The revenue decline in the fourth quarter for the industry and the Company were greater than those originally forecasted and experienced in the first part of the year which was the primary reason for the impairment to broadcast license at our Ithaca, New York market and our goodwill for the Company. In 2025, we recorded a gain on the sale of fixed assets of $11,522,000 compared to a loss on sale of fixed assets and intangibles of $1,048,000 in 2024 as described in Note 16 (Sale-Leaseback Transaction) and Note 9 (Acquisitions and Disposals). The remaining decrease was a result of the decrease in net operating revenue, partially offset by the decrease in station operating expense, described above, partially offset by a decrease in our corporate general and administrative expenses of $76,000 and a decrease in depreciation and amortization expense of $105,000. The decrease in corporate general and administrative expenses was primarily attributable to decreases in the expense related to the income tax obligation relating to the transfer of a split dollar life insurance policy to our former CEO, Ed Christian’s estate of $500,000 recorded in 2024, and other travel related and manager meetings expenses totaling $182,000 partially offset but increases related to shareholder activism and a potential proxy contest of $226,000, and increases in our stock-based compensation and insurance-related expenses of $162,000 and $138,000, respectively.

We generated a net loss of $7,899,000 ($1.22 per share on a fully diluted basis) during the year ended December 31, 2025, compared to net income $3,460,000 ($0.55 per share on a fully diluted basis) for the year ended December 31, 2024, a decrease of $11,359,000. The decrease in net income is due to the decrease of operating income, resulting primarily from the non-cash impairment charges described above. We also experienced an increase in interest expense of $86,000, a decrease in interest income of $143,000, a decrease in other income of $1,411,000 which were partially offset by a decrease in income taxes of $3,680,000. The increase in interest expense is due to an increase in debt outstanding. The decrease in interest income is related to the decrease in the amount of short-term investment accounts. The other income in 2025 of $105,000 is related to insurance proceeds and in 2024 it is related to $1,133,000 received related to the sale of an investment in BMI and $383,000 in insurance proceeds. The gain on gain on insurance claims are recorded in other (income) expense, net in the Company’s Consolidated Statement of Income (Loss). The decrease in our income tax expense is due to the net loss before income tax benefit compared to the net income before income tax expense for the comparable period.

Liquidity and Capital Resources

Debt Arrangements and Debt Service Requirements

In connection with the Sale-Leaseback Transaction described in Note 16 to the accompanying consolidated financial statements, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral. Previously, on December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (3.87% at December 31, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Credit Facility.

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had $5,000,000 debt outstanding at December 31, 2025 and December 31, 2024 that we borrowed in conjunction with our Lafayette acquisition.

We had approximately $35 million and $45 million unused borrowing capacity under the Revolving Credit Facility at December 31, 2025 and 2024, respectively.

Sources and Uses of Cash

During the years ended December 31, 2025 and 2024, we had net cash flows from operating activities of $5,464,000 and $13,772,000, respectively. We believe that cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Facility if we borrow in the future. However, if such cash flow is not sufficient, we may be required to sell additional equity securities, refinance our obligations or dispose of one or more of our properties in order to make such scheduled payments. There can be no assurance that we would be able to effect any such transactions on favorable terms, if at all.

In March 2013, our Board of Directors authorized an increase to our Stock Buy-Back Program (the “Buy-Back Program”) to allow us to purchase up to $75.8 million of our Class A Common Stock. From the Buy-Back Program’s inception in 1998 through December 31, 2025, we have repurchased 2.4 million shares of our Class A Common Stock for $60.6 million. During the year ended December 31, 2025, approximately 184,000 shares were repurchased for $2,100,000 under privately negotiated transactions and approximately 35,000 shares were retained for payment of withholding taxes for $400,000 related to the vesting of restricted stock. We continue to monitor economic conditions to determine if and when it makes sense to make additional buybacks under our plan.

Our capital expenditures, exclusive of acquisitions, for the year ended December 31, 2025 were $3,041,000 ($3,767,000 in 2024). We anticipate capital expenditures in 2026 to be approximately $3.5 million to $4.5 million, which we expect to finance through funds generated from operations.

On October 17, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, GTC Uno, LLC (“GTC”) and certain of the Company’s subsidiaries (the “Subsidiaries”), under which the Subsidiaries agreed to sell 24 telecommunications towers and related real property and other assets located at 22 sites (the “GTC Assets”) for a total cash purchase price of approximately $10.7 million (the “Sale-Leaseback Transaction”). The Purchase Agreement contains customary representations and warranties made by the Company, GTC and the Subsidiaries. On the Closing Date, the parties closed on the sale of the 22 tower sites. Sales proceeds, net of brokerage commissions and certain adjustments, of approximately $10.1 million were paid to the Company, with the remaining purchase price of $400 thousand paid into escrow. The Company recognized a gain on sale of $11.6 million, which includes the purchase price net of certain closing costs and legal expenses plus the estimated fair value of the difference between the present value of the contractual lease payments and the present value of estimated market lease payments obtained at closing of approximately $5.2 million less the carrying value of the towers. This gain is included in Other operating (income) expense, net in the consolidated statements of income (loss) for the year ended December 31, 2025. The Sale-Leaseback transaction is part of the Company’s previously announced plan to optimize its portfolio of assets including monetizing non-productive assets.

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

During 2025, the Company’s Board of Directors declared four quarterly cash dividends on its Class A Common Stock. These dividends, totaling $1.00 per share and approximately $6.4 million were paid during 2025.

During 2024, the Company’s Board of Directors declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends, totaling $1.60 per share and approximately $10.0 million were paid during 2024.

During 2025, we used the proceeds from our U.S. Treasury Bills to purchase additional U.S. Treasury Bills when they were up for redemption at various times through the year. We redeemed $18.2 million in U.S. Treasury Bills and purchased an additional $18.2 million in U.S. Treasury Bills. At December 2025, we have recorded $9.3 million of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.3 million. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from January 2026 to May 2026.

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

Broadcast Licenses and Goodwill:   As of December 31, 2025, we have recorded approximately $90,311,000 in broadcast licenses, which represents 45% of our total assets. In assessing the recoverability of these assets, we must conduct impairment testing and charge to operations an impairment expense only in the periods in which the carrying value of these assets is more than their fair value. We conduct the impairment testing of broadcast licenses and goodwill annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2025, we recorded an impairment loss of $20,397,000 for broadcast licenses and goodwill. There was no impairment of broadcast licenses or goodwill in 2024.

We believe our estimate of the value of our broadcast licenses is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance of our stations. These variables include but are not limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcast licenses. As a result of our annual broadcast license impairment test in the fourth quarter of 2025, we noted that the fair value exceeded the carrying value of our broadcast license in Ithaca, New York, resulting in a $1.2 million non-cash impairment charge. For illustrative purposes only, during our 2025 impairment test had the discount rate of our broadcasting licenses that had been quantitatively tested been higher by 0.5% we would have recorded an additional broadcast license impairment of approximately $670,000.

Additionally, our estimate of the value of our goodwill is a critical accounting estimate and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance. As part of our annual goodwill impairment test in the fourth quarter of 2025, which indicated that the fair value of the reporting unit was below its carrying value, we have reduced our goodwill to zero, resulting in a $19.2 million non-cash impairment charge. The impairment was driven by lower than expected revenue growth seen in the fourth quarter of 2025 for our radio advertising revenue and the radio industry as a whole which resulted in less than favorable market projections and operating profit margins used in our annual impairment calculation performed in the fourth quarter. We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our goodwill, however, these estimates and assumptions are highly judgmental in nature. Actual results can be materially different from estimate and assumptions. Following the impairment charge, no goodwill remains recorded for the reporting unit.

Sale Leaseback: During 2025, the Company completed a sale-leaseback transaction involving 24 of its towers at 22 tower sites (the “Sale-Leaseback Transaction”). In connection with the Sale-Leaseback transaction, the Company sold the property to a third party and simultaneously entered into a 25-year lease agreement that allows the Company to continue using the property without contractual lease payments.

The Company evaluated the Sale-Leaseback transaction under the sale-leaseback guidance in ASC 842 and concluded that the transfer of the property qualified as a sale. Because the leaseback was not determined to be at fair value, the Company recognized prepaid rent that is included within the balance of right-of-use (“ROU”) assets representing the difference between the present value of the contractual lease payments and the present value of market lease payments.

The determination of the difference between the present value of the contractual lease payments and the present value of market lease payments requires significant judgment and estimation and could materially affect the Company’s financial position and results of operations. Accordingly, the Company considers this estimate to be a critical accounting estimate. The Company estimated the present value of market lease payments by:

1.	Estimating market rental rates for comparable properties in the relevant geographic market over the 25-year lease term;
2.	Projecting the market rents that would have been payable over the lease term; and
3.	Discounting the estimated market rents to present value using a discount rate.

The resulting present value represents the prepaid rent recorded in our right-of-use asset recognized at lease commencement, which is amortized on a straight-line basis over the 25-year lease term. The most significant assumptions used in estimating the fair value of the prepaid rent benefit include (1) Market rental rates for comparable properties in the relevant market; and (2) Discount rate. These assumptions were developed using a combination of third-party market data, comparable lease information, and internal analyses. Because the fair value of the prepaid rent benefit is based on estimates of market rental rates and discount rates, changes in these assumptions could materially affect the amount of the ROU asset recognized. Changes in these assumptions would also affect the amount of amortization expense recognized in future periods.

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

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in its report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

On April 10, 2026, the Company entered into certain amendments to its previously disclosed sale-leaseback transaction. See Note 16 – Sale Leaseback Transaction in the notes to the consolidated financial statements for a discussion of the amendments.

Items 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year. See also Item 1. Business — Information About Our Executive Officers.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements attached hereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)	49
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2025 and 2024	52
— Consolidated Statements of Income (Loss) for the years ended December 31, 2025 and 2024	53
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024	54
— Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	55
Notes to Consolidated Financial Statements	56

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Saga Communications, Inc.

Grosse Pointe Farms, Michigan

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Saga Communications, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements")2. We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Goodwill Impairment Evaluation

As disclosed in Note 3 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $19.2M during the year ended December 31, 2025. Management performs an annual quantitative impairment test during the fourth quarter of each year, or more frequently when it is determined that events and circumstances indicate that it is more likely than not that goodwill is impaired. The Company has one reporting unit for goodwill impairment testing purposes. Impairment of goodwill is assessed by comparing the estimated fair value of the reporting unit to its carrying value. Fair value is estimated by management using an income approach. Management’s cash flow projections for its goodwill impairment testing included significant judgments and assumptions relating to projected revenues and projected revenue growth rates, projected operating margins, projected general and administrative expenses and the discount rate.

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
o	Utilized valuation specialists to assist in evaluating certain assumptions applied in the valuation model.

/s/ Crowe LLP

We have served as the Company's auditor since 2024

Fort Lauderdale, Florida

April 14, 2026

Saga Communications, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2025	2024

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,506	$18,860
Short-term investments	9,300	8,927
Accounts receivable, less allowance of $1,136 ($1,071 in 2024)	14,031	15,941
Prepaid expenses and other current assets	2,624	2,606
Barter transactions	707	752
Total current assets	49,168	47,086
Property and equipment	144,276	151,553
Less accumulated depreciation	97,863	99,646
Net property and equipment	46,413	51,907
Other assets:
Broadcast licenses	90,311	91,497
Goodwill	—	19,229
Operating right-of-use assets	10,253	6,938
Other intangibles, deferred costs and investments, net of accumulated amortization of $16,645 ($16,257 in 2024)	5,177	5,068
Total assets	$201,322	$221,725

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,914	$3,080
Accrued expenses:
Accrued payroll and payroll taxes	5,327	5,542
Other accrued expenses	7,123	7,006
Barter transactions	794	930
Total current liabilities	16,158	16,558
Deferred income taxes	21,927	26,007
Long-term debt	5,000	5,000
Other liabilities	6,757	8,238
Total liabilities	49,842	55,803
Commitments and contingencies (Note 10, 12 and 14)	—	—
Shareholders’ equity:
Preferred stock, 1,500 shares authorized, none issued and outstanding	—	—
Common stock:
Class A common stock, $.01 par value, 35,000 shares authorized, 8,304 issued (8,183 in 2024)	83	82
Additional paid-in capital	75,749	74,334
Retained earnings	113,884	128,216
Treasury stock (1,959 shares in 2025 and 1,764 shares in 2024, at cost)	(38,236)	(36,710)
Total shareholders’ equity	151,480	165,922
Total liabilities and shareholders' equity	$201,322	$221,725

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2025	2024

	(In thousands, except per share data)
Net operating revenue	$107,112	$112,919
Operating expenses:
Station operating expense	91,781	91,835
Corporate general and administrative	12,322	12,398
Depreciation and amortization	5,178	5,283
Other operating (income) expense, net	(11,522)	1,048
Impairment of goodwill	19,229	—
Impairment of intangible assets	1,168	—
	118,156	110,564
Operating (loss) income	(11,044)	2,355
Other (income) expenses:
Interest expense	434	348
Interest income	(904)	(1,047)
Other income	(105)	(1,516)
(Loss) income before income tax expense	(10,469)	4,570
Income tax (benefit) expense:
Current	1,520	1,225
Deferred	(4,090)	(115)
	(2,570)	1,110
Net (loss) income	$(7,899)	$3,460

(Loss) Earnings per share:
Basic	$(1.22)	$0.55
Diluted	$(1.22)	$0.55

Weighted average common shares	6,152	6,075
Weighted average common and common equivalent shares	6,152	6,075

Dividends declared per share	$1.00	$1.60

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2025 and 2024

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

	(In thousands)
Balance at January 1, 2024	8,007	$80	—	$—	$72,593	$134,771	$(36,895)	$170,549
Net income	—	—	—	—	—	3,460	—	3,460
Issuance of restricted stock	177	2	—	—	(2)	—	—	—
Forfeiture of restricted stock	(1)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(10,015)	—	(10,015)
Compensation expense related to restricted stock awards	—	—	—	—	1,950	—	—	1,950
Purchase of shares held in treasury	—	—	—	—	—	—	(290)	(290)
401(k) plan contribution	—	—	—	—	(207)	—	475	268
Balance at December 31, 2024	8,183	$82	—	$—	$74,334	$128,216	$(36,710)	$165,922
Net loss	—	—	—	—	—	(7,899)	—	(7,899)
Issuance of restricted stock	126	1	—	—	1	—	—	2
Forfeiture of restricted stock	(5)	—	—	—	—	—	—	—
Dividends declared per common share	—	—	—	—	—	(6,433)	—	(6,433)
Compensation expense related to restricted stock awards	—	—	—	—	2,132	—	—	2,132
Purchase of shares held in treasury	—	—	—	—	—	—	(2,534)	(2,534)
401(k) plan contribution	—	—	—	—	(718)	—	1,008	290
Balance at December 31, 2025	8,304	$83	—	$—	$75,749	$113,884	$(38,236)	$151,480

See accompanying notes.

Saga Communications, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024

	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(7,899)	$3,460
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,178	5,283
Deferred income tax (benefit) expense	(4,090)	(115)
Impairment of goodwill	19,229	—
Impairment of intangible assets	1,168	—
Amortization of deferred costs	45	36
Compensation expense related to restricted stock awards	2,132	1,950
Provision for credit losses	681	983
(Gain) Loss on sale of assets, net	(11,522)	1,048
(Gain) on insurance claims	(105)	(383)
Other (gain), net	—	(1,133)
Barter (revenue) expense, net	(93)	89
Deferred and other compensation	(175)	(230)
Changes in operating lease assets and liabilities (net)	11	(22)
Changes in assets and liabilities, net of acquisition of AR:
(Increase) decrease in current assets	823	1,204
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	81	1,602
Total adjustments	13,363	10,312
Net cash provided by operating activities	5,464	13,772
Cash flows from investing activities:
Purchase of short-term investments	(18,245)	(19,660)
Redemption of short-term investments	18,245	20,728
Acquisition of property and equipment (Capital Expenditures)	(3,041)	(3,767)
Acquisition of broadcast properties	—	(5,711)
Proceeds from sale and disposal of assets	10,085	203
Proceeds from insurance claims, redemption of investments and other	105	1,526
Other investing activities	—	(3)
Net cash provided by (used in) investing activities	7,149	(6,684)
Cash flows from financing activities:
Proceeds from long-term debt	—	5,000
Cash dividends paid	(6,433)	(22,520)
Purchase of treasury shares	(2,534)	(290)
Net cash used in financing activities	(8,967)	(17,810)
Net increase (decrease) in cash and cash equivalents	3,646	(10,722)
Cash and cash equivalents, beginning of period	18,860	29,582
Cash and cash equivalents, end of period	$22,506	$18,860

See accompanying notes.

Saga Communications, Inc.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

Saga Communications, Inc. is a media company whose business is devoted to acquiring, developing and operating broadcast properties including opportunities complementary to our core radio business including digital, e-commerce and non-traditional revenue initiatives. We currently own or operate eighty-two FM, thirty AM radio stations and seventy-nine metro signals, serving twenty-eight markets throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Saga Communications, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update assumptions and estimates on an ongoing basis and may use outside experts to assist in our evaluation, as considered necessary. Actual results may differ from estimates provided and there may be changes to those estimates in the future periods.

Concentration of Risk

Certain cash deposits with financial institutions may at times exceed FDIC insurance limits.

Our top five markets when combined represented 34% and 36% of our net operating revenue for the years ended December 31, 2025 and 2024, respectively.

We sell advertising to local and national companies throughout the United States. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain an allowance for credit losses at a level which we believe is sufficient to cover potential credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and time deposits with original maturities of three months or less. We did not have any time deposits at December 31, 2025 and 2024.

Financial Instruments

We account for marketable securities in accordance with ASC 320, “Investments – Debt Securities,” which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At December 31, 2025 and 2024, we have recorded $9.3 million and $8.9 million, respectively, of held-to-maturity U.S. Treasury Bills at amortized cost basis that have a fair market value of $9.3 million and $8.9 million respectively. Our held-to-maturity U.S. Treasury Bills all have original maturity dates ranging from January 2026 to May 2026.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our financial instruments are comprised of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as it carries interest rates that either fluctuate with the secured overnight financing rate (“SOFR”), prime rate or have been reset at the prevailing market rate at December 31, 2025.

Allowance for Credit Losses

A provision for credit losses is recorded based on our judgment of the collectability of receivables. Amounts are written off when determined to be fully uncollectible. Delinquent accounts are based on contractual terms. The activity in the allowance for credit losses during the year ended December 31, 2025 and 2024 were as follows:

				Write Off of
	Balance	Charged to	Allowance	Uncollectible	Balance at
	at Beginning	Costs and	From	Accounts, Net of	End of
Year Ended	of Period	Expenses	Acquisitions	Recoveries	Period

	(in thousands)
December 31, 2025	$1,071	$681	$—	$(616)	$1,136
December 31, 2024	$618	$983	$18	$(548)	$1,071

Barter Transactions

Our radio stations trade air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of goods or services received. Barter revenue is recorded when commercials are broadcast, and barter expense is recorded when goods or services received are used.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation is provided using the straight-line method based on the estimated useful life of the assets. We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairment of property and equipment during 2025 and 2024.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2025	2024

	(In thousands)

Land and land improvements	—	$13,468	$15,524
Buildings	31.5 years	41,490	41,292
Towers and antennae	7-15 years	21,603	27,969
Equipment	3-15 years	56,687	55,647
Furniture, fixtures and leasehold improvements	7-20 years	8,359	8,314
Vehicles	5 years	2,669	2,807
		144,276	151,553
Accumulated depreciation		(97,863)	(99,646)
Net property and equipment		$46,413	$51,907

Depreciation expense for the years ended December 31, 2025 and 2024, was $4,789,000 and $5,013,000, respectively.

Intangible Assets

Intangible assets deemed to have indefinite useful lives, which include broadcast licenses and goodwill, are not amortized and are subject to impairment tests which are conducted in the 4th quarter of each year, or more frequently if impairment indicators arise.

We have 112 broadcast licenses serving 28 markets, which require renewal over the period of 2027-2030. In determining that the Company’s broadcast licenses qualified as indefinite-lived intangible assets, management considered a variety of factors including our broadcast licenses may be renewed indefinitely at little cost; our broadcast licenses are essential to our business and we intend to renew our licenses indefinitely; we have never been denied the renewal of an FCC broadcast license nor do we believe that there will be any compelling challenge to the renewal of our broadcast licenses; and we do not believe that the technology used in broadcasting will be replaced by another technology in the foreseeable future. The weighted-average period before the next renewal of the Company’s FCC licenses is 3.1 years.

Separable intangible assets that have finite lives are amortized over their useful lives using the straight-line method. Favorable lease agreements are amortized over the lease’s length, ranging from one to twenty-six years. Other intangibles are amortized over one to fifteen years. Customer relationships are amortized over three years.

Deferred Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the Credit Facility. During the years ended December 31, 2025 and 2024, we recognized interest expense related to the amortization of debt issuance costs of $45,000 and $36,000, respectively.

At December 31, 2025 and 2024 the net book value of debt issuance costs related to our line of credit was $49,000, and $94,000, respectively, and was presented in other intangibles, deferred costs and investments in our Consolidated Balance Sheets.

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

Common Stock

Our founder and former Chairman, President, and CEO, Edward K. Christian, passed away on August 19, 2022. As of the date of his passing, Mr. Christian, who was also our principal shareholder, held approximately 65% of the combined voting power of the Company’s Common Stock based on our Class B Common Stock (together with the Class A Common Stock, collectively, the “Common Stock”) generally being entitled to ten votes per share. As a result, Mr. Christian was generally able to control the vote on most matters submitted to the vote of shareholders and, therefore, was able to direct our management and policies, except with respect to (i) the election of two Class A directors, (ii) those matters where the shares of our Class B Common Stock were only entitled to one vote per share, and (iii) other matters requiring a class vote under the provisions of our certificate of incorporation, bylaws or applicable law. Mr. Christian’s passing resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust that now owns approximately 14.0% of the common stock outstanding. As a result, we no longer have any shares of Class B Common Stock issued or outstanding.

Treasury Stock

In March 2013, our Board of Directors authorized an increase in the amount committed to our Stock Buy-Back Program (the “Buy-Back Program”) from $60 million to $75.8 million. The Buy-Back Program allows us to repurchase our Class A Common Stock. As of December 31, 2025, we had remaining authorization of $15.2 million for future repurchases of our Class A Common Stock.

Repurchases of shares of our Common Stock are recorded as Treasury stock and result in a reduction of Shareholders’ equity. During 2025 and 2024, we acquired 219,326 shares at an average price of $11.55 per share and 21,865 shares at an average price of $13.28 per share, respectively.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Local Marketing Agreements

We have entered into Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”) in certain markets in the past. In a typical TBA/LMA, the FCC licensee of a station makes available, for a fee, blocks of air time on its station to another party that supplies programming to be broadcast during that air time and sells its own commercial advertising announcements during the time periods specified. Revenue and expenses related to TBAs/LMAs are included in the accompanying Consolidated Statements of Income (Loss). Assets and liabilities related to the TBAs/LMAs are included in the accompanying Consolidated Balance Sheets.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Such costs amounted to $1,411,000 and $1,848,000 for the years ended years ended December 31, 2025 and 2024, respectively.

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is primarily dependent upon the generation of future taxable income. Our effective tax rate is higher than the federal statutory rate as a result of the inclusion of state taxes in the income tax amount offset by permanent benefit differences primarily relating to executive compensation.

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

During 2025, the Company’s Board of Directors declared four quarterly cash dividends on its Class A Common Stock. These dividends totaling $1.00 per share and approximately $6.4 million were paid during 2025.

During 2024, the Company’s Board of Directors declared four quarterly cash dividends and a variable dividend on its Class A Common Stock. These dividends totaling $1.60 per share and approximately $10.0 million were paid during 2024. Additionally, $12.5 million of dividends declared in the fourth quarter of 2023, were paid during 2024.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segments

We serve twenty-eight radio markets (reporting units) that aggregate into one operating segment (Radio), which also qualifies as a reportable segment. We operate under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. The Company’s Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) and evaluates the results of the radio operating segment and makes operating and capital investment decisions based at the Company level. Furthermore, technological enhancements and system integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. The CODM is regularly provided with financial information consistent with the Consolidated Statement of Income (Loss) presented within. Specifically, the CODM utilizes consolidated operating income (loss) as profitability measures for purposes of marking operating decisions and assessing financial performance. Further, the CODM reviews and utilizes station operating expense and corporate general and administrative expenses at the consolidated level to manage the Company’s operations. Other segment items included in the consolidated net income are interest expense, interest income, other (income) expenses, net and income tax (benefit) expense, which are reflected in the Consolidated Statement of Income (Loss). We continually review our operating segment classification to align with operational changes in our business and may make changes as necessary.

Significant departmental expenses included in station operating expenses for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Twelve Months Ended December 31,
	2025	2024

	(In thousands)
Programming and Technical	$31,081	$29,926
Station General and Administrative	27,573	28,080
Selling	22,383	23,472
Digital	7,454	6,615
Other (1)	3,290	3,742
Station Operating Expense	$91,781	$91,835

(1) Other includes production and news departments, advertising and promotional expense.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024

	(In thousands, except per share data)
Numerator:
Net (loss) income	$(7,899)	$3,460
Less: (Loss) income allocated to unvested participating securities	(368)	111
Net (loss) income available to common shareholders	$(7,531)	$3,349

Denominator:
Denominator for basic earnings per share — weighted average shares	6,152	6,075
Effect of dilutive securities:
Common stock equivalents	—	—
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	6,152	6,075

(Loss) income per share:
Basic	$(1.22)	$0.55
Diluted	$(1.22)	$0.55

There were no stock options outstanding that had an antidilutive effect on our earnings per share calculation for the years ended years ended December 31, 2025 and 2024, respectively. The actual effect of these shares, if any, on the diluted earnings per share calculation will vary significantly depending on fluctuations in the stock price.

Reclassifications

Certain prior periods amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss).

Recent Accounting Pronouncements

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU “) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires expanded disclosure of our income rate reconciliation and income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after January 1, 2025. The Company retrospectively adopted this standard beginning with the 2024 annual period. The adoption of ASU-2023-09 did not have a significant impact on the Company’s financial results and operations but did add incremental financial statement disclosures.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for us for annual periods beginning January 1, 2026 and interim periods within that year. The Company elected to early adopt this standard and it did not have a significant impact on the Company’s financial results and operations.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements, including timing and method of adoption.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, (“ASU 2025-12”), which provides for several updates to the codification. The amendments of ASU 2025-12 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements, including timing and method of adoption.

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

Digital Advertising Revenue

We recognize revenue from our digital initiatives across multiple platforms such as targeted display advertising, search engine management, search engine optimization, online promotions, advertising on our online news sites and websites and digital audio streams, mobile messaging, email marketing and other e-commerce. Revenue is recorded when each specific performance obligation in the digital advertising campaign takes place, typically within a one month period. Digital audio stream revenue is recognized when the commercial spots have streamed. Third-party products such as targeted display advertising are recognized over time as digital items are used for advertising content and impression targets are met each month. The Company assesses each digital order to determine if the Company is operating as the principal or an agent. The Company currently operates as the principal for digital revenue with the exception of national streaming where we operate as the agent.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Revenue

Other revenue includes revenue from concerts, promotional events, tower rent and other miscellaneous items. Revenue is generally recognized when the event is completed, as the promotional events are completed or as each performance obligation is satisfied.

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2025	2024

	(in thousands)
Types of Revenue
Broadcast Advertising Revenue, net	$81,575	$89,740
Digital Advertising Revenue	16,947	14,221
Other Revenue	8,590	8,958
Net Revenue	$107,112	$112,919

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

3.    Broadcast Licenses, Goodwill and Other Intangible Assets

We evaluate our FCC licenses for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We operate our broadcast licenses in each market as a single asset and determine the fair value by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcast licenses. The fair value calculation contains assumptions incorporating variables that are based on past experiences and judgments about future operating performance using industry normalized information for an average station within a market. These variables include, but are not limited to: (1) the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) the estimated available advertising revenue within the market and the related market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. If the carrying amount of FCC licenses is greater than their estimated fair value in a given market, the carrying amount of FCC licenses in that market is reduced to its estimated fair value. The FCC license valuations are Level 3 non-recurring fair value measurements.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We also evaluate goodwill for impairment annually, or more frequently if certain circumstances are present. The Company has one reporting unit for purposes of goodwill impairment testing. The income approach was used and it is based upon a discounted cash flow analysis incorporating significant assumptions such as projected revenues including a projected long-term growth rate, projected operating margins, projected general and administrative expenses, and a discount rate appropriate for the industry. Under the income approach, if the fair value of our reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds our reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to our reporting unit. The goodwill valuations are Level 3 non-recurring fair value measurements.

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

Broadcast Licenses

We have recorded the changes to broadcast licenses for the years ended December 31, 2025 and 2024 as follows:

Total
(in thousands)

Balance at January 1, 2024	$90,240
Acquisitions	2,150
Disposals	(893)
Balance at December 31, 2024	$91,497
Impairment Charge	(1,168)
Disposals	(18)
Balance at December 31, 2025	$90,311

2025 Impairment Test

We completed our impairment annual impairment test of broadcast licenses during the fourth quarter of 2025. We elected to bypass the qualitative assessment on five of our markets that as of our last annual impairment testing had the least amount of variance between the estimated fair value and the carrying value and perform quantitative testing. We performed a qualitative assessment on all of our remaining markets (reporting units). As a result of the quantitative tests performed in the fourth quarter of 2025, the Company determined that the fair value of broadcast license was less than the carrying amount on the balance sheet and recorded non-cash impairment charges of $1,168,000 related to the FCC license at our Ithaca, New York market. We determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our other markets tested and, accordingly, no impairment was recorded in any other market tested.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter ended 2025 and the fourth quarter of 2024. The ranges for operating profit margin and market long-term revenue growth rates vary by market. In general, when comparing between 2025 and 2024: (1) the market specific operating profit margin range declined; (2) the market long-term revenue growth rates decreased slightly; (3) the discount rate decreased from 2024; and (4) current year revenue projections decreased with amounts previously projected for 2025 for

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

the five markets quantitatively tested. The impairment loss in our Ithaca, New York market was primarily due to a decrease in projected revenue.

	Fourth	Fourth
	Quarter	Quarter
	2025	2024
Discount rates	8.5%	9.0%
Operating profit margin ranges	21.6%-24.8%	17.8% - 36.4%
Market long-term revenue growth rates	-0.5%	0.5% - 1.5%

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

2024 Impairment Test

During the fourth quarter of 2024, we completed our annual impairment test of broadcast and determined that the fair value of the broadcast licenses was greater than the carrying value recorded for each of our markets and, accordingly, no impairment was recorded.

Goodwill

During the fourth quarter of 2025, the Company performed its annual test of goodwill in accordance with ASC 350 and determined that the fair value of goodwill was less than the carrying amount on the balance sheet and recorded a non-cash impairment charge of $19,229,000, representing the full carrying value of goodwill associated with the reporting unit. The impairment was driven by lower than expected revenue growth seen in the fourth quarter of 2025 for our radio advertising revenue and the radio industry as a whole which resulted in less than favorable market projections and operating profit margins used in our annual impairment calculation performed in the fourth quarter. Following the impairment charge, no goodwill remains recorded for the reporting unit.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter of 2025:

Discount rate	8.5%
Operating profit margin ranges	13.4%-19.5%
Long-term revenue growth rate	0.2%-1.1%

During the fourth quarter of 2024, the Company performed its annual impairment test of goodwill in accordance with ASC 350 and determined that the fair value was in excess of its carrying value and, accordingly, no impairment was recorded.

The following table reflects certain key estimates and assumptions used in the impairment tests during the fourth quarter of 2024:

Discount rate	9.0%
Operating profit margin ranges	19.7% - 27.0%
Long-term revenue growth rate	1.2%

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have recorded the changes to goodwill for each of the years ended December 31, 2025 and 2024 as follows:

Total
(in thousands)

Balance at January 1, 2024	$19,236
Acquisitions	76
Disposals	(83)
Balance at December 31, 2024	$19,229
Impairment Charge	(19,229)
Balance at December 31, 2025	$—

Other Intangible Assets

We have recorded amortizable intangible assets at December 31, 2025 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,706	259
Customer relationships	5,560	5,160	400
Other intangibles	2,013	1,918	95
Total amortizable intangible assets	$17,399	$16,645	$754

We have recorded amortizable intangible assets at December 31, 2024 as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

	(In thousands)
Non-competition agreements	$3,861	$3,861	$—
Favorable lease agreements	5,965	5,679	286
Customer relationships	5,560	4,860	700
Other intangibles	2,001	1,857	144
Total amortizable intangible assets	$17,387	$16,257	$1,130

Aggregate amortization expense for these intangible assets for the years ended December 31, 2025 and 2024, was $350,000 and $270,000, respectively. Our estimated annual amortization expense for the years ending December 31, 2026, 2027, 2028, 2029 and 2030 is $355,000, $106,000, $28,000, $24,000 and $14,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.    Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2025	2024

	(In thousands)
Revolving credit facility	$5,000	$5,000
Amounts payable within one year	—	—
	$5,000	$5,000

Future maturities of long-term debt are as follows:

Year Ending
December 31,	Amount
(In thousands)

2026	$—
2027	5,000
2028
2029	—
2030	—
Thereafter	—
$5,000

In connection with the Sale-Leaseback Transaction described in Note 16, the Company entered into a Fourth Amendment (“Fourth Amendment”) to its Credit Agreement, dated as of August 18, 2015 and amended on September 1, 2017, June 17, 2018, and December 19, 2022, between the Company, JPMorgan Chase Bank, N.A. and The Huntington National Bank (collectively, the “Lenders”), and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders (“Agent”), (i) reducing the aggregate amount of the Lender’s revolving commitments from $50,000,000 to $40,000,000, and (ii) releasing the Agent’s security interest in the GTC Assets, but not any proceeds paid for the GTC Assets or any other collateral. On December 19, 2022, we entered into a Third Amendment to our Credit Facility, (the “Third Amendment”), which extended the maturity date to December 19, 2027, reduced the lenders to JPMorgan Chase Bank, N.A., and the Huntington National Bank (collectively, the “Lenders”), established an interest rate equal to the secured overnight financing rate (“SOFR”) as administered by the SOFR Administrator (currently established as the Federal Reserve Bank of New York) as the interest base and increased the basis points.

We have pledged substantially all of our assets (excluding our FCC licenses and certain other assets) in support of the Credit Facility and each of our subsidiaries has guaranteed the Credit Facility and has pledged substantially all of their assets (excluding their FCC licenses and certain other assets) in support of the Credit Facility.

Interest rates under the Credit Facility are payable, at our option, at alternatives equal to SOFR (3.87% at December 31, 2025), plus 1% to 2% or the base rate plus 0% to 1%. The spread over SOFR and the base rate vary from time to time, depending upon our financial leverage. Letters of credit issued under the Credit Facility will be subject to a participation fee (which is equal to the interest rate applicable to Eurocurrency Loans, as defined in the Credit Agreement) payable to each of the Lenders and a fronting fee equal to 0.25% per annum payable to the issuing bank. Under the Third Amendment, we now pay quarterly commitment fees of 0.25% per annum on the unused portion of the Credit Facility. We previously paid quarterly commitment fees of 0.2% to 0.3% per annum on the unused portion of the Revolving Credit Facility.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Credit Facility contains a number of financial covenants (all of which we were in compliance with at December 31, 2025) which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to investments, additional indebtedness, dividends, distributions, guarantees, liens and encumbrances.

We had approximately $35 million and $45 million unused borrowing capacity under the Revolving Credit Facility at December 31, 2025 and 2024, respectively.

5.    Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024

	(In thousands)

Cash paid during the period for:
Interest	$408	$315
Federal income taxes (net of refunds)	$800	$1,200
State income taxes (net of refunds)	$66	$408
Non-cash transactions:
Barter revenue	$2,418	$2,442
Barter expense	$2,325	$2,531
Non-cash rent expense	$54	$—
Prepaid rent received as part of sale and lease back transaction	$5,244	$—
Use of treasury shares for 401(k) match	$290	$268

6.    Income Taxes

On July, 4, 2025, new tax law was signed known as the One Big Beautiful Bill Act (“OBBBA”), providing permanent extension for several business tax provisions originally enacted under the Tax Law and Jobs Act and introduced significant changes to the U.S. federal income tax system, effective beginning with the 2025 calendar year. Key provisions of the legislation include the restoration of 100% bonus depreciation. The Company recorded the impacts of the new OBBBA tax provisions in its financial statements for 2025. The primary impact of the legislation was increased tax amortization and depreciation.

An income tax benefit of $2,570,000 was recorded for the year ended December 31, 2025 compared to income tax expense of $1,110,000 for the year ended December 31, 2024. The effective tax rate was approximately 24.5% for the year ended December 31, 2025 compared to 24.3% for the year ended December 31, 2024. The 2024 year to date tax rate was impacted by the transfer of a split dollar life insurance policy in the fourth quarter valued at $1 million to the estate of our previous CEO in accordance with his employment agreement that was a permanent benefit difference between our book and taxable income.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024

	(In thousands)

Deferred tax liabilities:
Property and equipment	$3,327	$3,852
Intangible assets	18,662	23,377
Right of use assets	2,380	1,803
Prepaid expenses	511	470
Total deferred tax liabilities	24,880	29,502
Deferred tax assets:
Allowance for credit losses	211	194
Compensation	1,246	1,259
Lease liability	1,407	1,890
Other accrued liabilities	89	152
	2,953	3,495
Less: valuation allowance	—	—
Total net deferred tax assets	2,953	3,495
Net deferred tax liabilities	$21,927	$26,007
Current portion of deferred tax assets	$425	$628
Non-current portion of deferred tax liabilities	(22,352)	(26,635)
Net deferred tax liabilities	$(21,927)	$(26,007)

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2025 and December 31, 2024, we do not have a valuation allowance for net deferred tax assets.

At December 31, 2025 and 2024, net deferred tax liabilities include a deferred tax asset of $2,953,000 and $3,495,000, respectively, relating to deferred compensation, stock-based compensation expense, accrued compensation, lease liabilities, the allowance for credit losses, and other accrued expenses.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

The significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2025	2024

	(In thousands)
Current:
Federal	$1,200	$940
State	320	285
Total current	1,520	1,225
Deferred:
Federal	(3,340)	(150)
State	(750)	35
Total deferred (benefit)	(4,090)	(115)

Total Income Tax Provision (Benefit)	$(2,570)	$1,110

The reconciliation of income tax on income (loss) computed at the U.S. federal statutory tax rates to the recorded income tax expense (benefit) for the Company is as follows:

	Years Ended December 31,

	2025		2024
	Amount	Percent	Amount	Percent

	(In thousands)
Tax expense (benefit) at U.S. statutory rates	$(2,198)	21.0%	$960	21.0%
State tax expense (benefit), net of federal benefit (1)	(498)	4.8%	270	5.9%
Nontaxable or nondeductible items
Tax expense on deficit from restricted stock vesting	156	(1.5)%	167	3.7%
Tax benefit from dividends paid on restricted stock	(57)	0.5%	(144)	(3.2)%
Other nontaxable and nondeductible items, net	59	(0.6)%	(134)	(2.9)%
Other adjustments	(32)	0.3%	(9)	(0.2)%
Income tax (benefit) expense	$(2,570)	24.5%	$1,110	24.3%

(1) In 2025, state taxes in Massachusetts, Wisconsin and Virginia make up the majority of the tax effect in this category. In 2024, state taxes in Massachusetts, Wisconsin, Virginia and New Hampshire make up the majority of the tax effect in this category.

The 2025 effective tax rates exceed the federal statutory rate primarily due to non-deductible compensation related expenses and state income taxes. The 2024 effective tax rate exceeds the federal statutory rate primarily due to the inclusion of state taxes in the income tax amount offset by a permanent benefit difference primarily relating to executive compensation and the transfer of a split dollar life insurance policy to the estate of our former CEO that resulted in a permanent difference between book and taxable income.

The Company files income taxes in the U.S. federal jurisdiction, and in various state and local jurisdictions. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2023. The Company is subject to examination for income and non-income tax filings in various states and federal income tax.

As of December 31, 2025, and 2024 there were no accrued balances recorded related to uncertain tax positions.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We classify income tax-related interest and penalties that are related to income tax liabilities as a component of income tax expense. For the year ended December 31, 2025 and 2024, we had $362 and $2,000, respectively, in tax-related interest and penalties and had $0 accrued at December 31, 2025 and 2024.

7.    Stock-Based Compensation

2005 Incentive Compensation Plan

On May 13, 2019 our shareholders approved an amendment to the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan (as amended, “The Second Restated 2005 Plan”). This plan was first approved in 2005, and subsequently re-approved in 2010 and 2013. The amendment to the Second Restated 2005 Plan (i) extended the date for making awards to September 6, 2023 and (ii) increased the number of authorized shares under the Plan by 90,000 shares of Class B Common Stock. The Second Restated 2005 Plan allowed for the granting of restricted stock, restricted stock units, incentive stock options, nonqualified stock options, and performance awards to eligible employees and non-employee directors. As of December 31, 2025, there are no longer any unvested restricted stock awards for the Second Restated 2005 Plan.

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

All stock options were fully vested and expensed at December 31, 2012, therefore there was no compensation expense related to stock options for the  years ended December 31, 2025 and 2024. We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The estimated expected volatility, expected term of options and estimated annual forfeiture rate were determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2025 and 2024 and there were no stock options outstanding as of December 31, 2025.

The following summarizes the restricted stock transactions for the year ended December 31:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2024	193,529	$22.36
Granted	177,634	11.86
Vested	(85,321)	22.94
Forfeited/canceled/expired	(1,040)	23.07
Outstanding at December 31, 2024	284,802	$15.64
Granted	125,362	11.92
Vested	(126,452)	17.44
Forfeited/canceled/expired	(5,039)	14.69
Non-vested and outstanding at December 31, 2025	278,673	$13.16
Weighted average remaining contractual life (in years)	2.1

The net value of unrecognized compensation cost related to unvested restricted stock awards aggregated $3,552,000 and $4,264,000 at December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024 we had $2,132,000 and $1,950,000, respectively, of total compensation expense related to restricted stock-based arrangements. The expense is included in corporate general and administrative expenses in our results of operations. The associated tax benefit recognized for the years ended December 31, 2025 and 2024 was $561,000 and $513,000, respectively.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.    Employee Benefit Plans

401(k) Plan

We have a defined contribution pension plan (“401(k) Plan”) that covers substantially all employees. Employees can elect to have a portion of their wages withheld and contributed to the plan. The 401(k) Plan also allows us to make a discretionary contribution. Total administrative expense under the 401(k) Plan was $1,000 and $1,000 in 2025 and 2024, respectively. The Company’s discretionary contribution to the plan was approximately $305,000 and $291,000 for the years ended December 31, 2025 and 2024, respectively.

Deferred Compensation Plan

In 1999 we established a Nonqualified Deferred Compensation Plan which allows officers and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred and any earnings thereon. Deferred compensation expense for the years ended December 31, 2025 and 2024 was $307,000 and $332,000, respectively. Deferred compensation liability for the years ended December 31, 2025 and 2024 was $2.9 million and $2.4 million, respectively. We invest in company-owned life insurance policies to assist in funding these programs. The cash surrender values of these policies are in a rabbi trust and are recorded as our assets.

Split Dollar Officer Life Insurance

We provide split dollar insurance benefits to certain executive officers and record an asset equal to the cumulative premiums paid on the related policies, as we will fully recover these premiums under the terms of the plan. We retain a collateral assignment of the cash surrender values and policy death benefits payable to insure recovery of these premiums.

9.   Acquisitions and Dispositions

The consolidated statements of income (loss) include the operating results of the acquired stations from their respective dates of acquisition. All acquisitions were accounted for as purchases and, accordingly, the total purchase consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition dates. The excess of the consideration paid over the estimated fair value of net assets acquired have been recorded as goodwill. The Company accounts for acquisition under the provisions of FASB ASC Topic 805, Business Combinations.

Management assigned fair values to the acquired property and equipment through a combination of cost and market approaches based upon each specific asset’s replacement cost, with a provision for depreciation, and to the acquired intangibles, primarily an FCC license, based on the Greenfield valuation methodology, a discounted cash flow approach.

2025 Dispositions

On February 18, 2025, we submitted a request to the FCC to cancel our FCC license for WVAX-AM located in our Charlottesville, Virginia market. We recorded a $19,000 loss on the disposal in our other operating (income) expense, net line item on our Consolidated Statement of Income (Loss).

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

On May 31, 2024, we closed on an agreement to sell WNDN-FM located in our Ocala-Gainesville, Florida market to Suncoast Radio, Inc. for $150,000. We recorded a $20,000 loss on the sale in our other operating (income) expense, net line on our Consolidated Statement of Income (Loss).

On March 29, 2024, we closed on an agreement to sell WYSE-AM, W275CP translator and W248CM translator located in our Asheville, North Carolina market to EZ Radio LLC for $10,000. We recorded a $147,000 loss on the sale in our other operating (income) expense, net line item on our Consolidated Statement of Income (Loss).

On March 22, 2024, we submitted a request to the FCC to cancel our FCC license for KBAI-AM located in our Bellingham, Washington market. We recorded an $800,000 loss on the disposal in our other operating (income) expense, net line item on our Consolidated Statement of Income (Loss).

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidated Balance Sheet of 2024 Acquisitions:

The following condensed balance sheets represent the estimated fair value assigned to the related assets and liabilities of the 2024 acquisitions at their respective acquisition dates. The allocation of the purchase price for the 2024 acquisition is final at December 31, 2024.

Condensed Consolidated Balance Sheet of 2024 Acquisitions

Acquisitions in
2024
(In thousands)
Assets Acquired:
Current assets	$534
Property and equipment	2,035
Other assets:
Broadcast licenses	2,150
Goodwill	76
Other intangibles, deferred costs and investments	1,044
Total other assets	3,270
Total assets acquired	5,839
Liabilities Assumed:
Current liabilities	128
Total liabilities assumed	128
Net assets acquired	$5,711

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Results of Operations for Acquisitions (Unaudited)

The following unaudited pro forma results of our operations for the year ended December 31, 2024 assume the 2024 acquisitions occurred as of January 1, 2024. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets, increased interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

Year Ended
December 31,
2024
(In thousands, except per share data)
Pro forma Consolidated Results of Operations
Net operating revenue	$114,087
Station operating expense	92,750
Corporate general and administrative	12,398
Depreciation and amortization	5,512
Other operating (income) expense, net	1,048
Operating (loss) income	2,379
Interest expense	479
Interest income	(1,047)
Other income	(1,516)
(Loss) income before income tax expense	4,463
Income tax (benefit) expense
Current	1,200
Deferred	(119)
1,081
Net (loss) income	$3,382

(Loss) income per share:
Basic	$0.54
Diluted	$0.54

10.    Related Party Transactions

Payments Under the Principal Shareholder Employment Agreement

Following the passing of Mr. Christian on August 19, 2022, the Company was required to make several payments to his estate as outlined in his employment agreement and disclosed previously. Under the agreement, the Company was responsible to pay the estate’s income tax obligation relating to the transfer of a split dollar life insurance policy and as such, recorded $480,000 in the fourth quarter of 2024 when the transfer of the policy occurred. The payment was made to the estate on July 31, 2025. Additionally, under the agreement, the Company shall continue to pay for the healthcare coverage and life insurance premiums for Mr. Christian’s spouse for ten years which totals approximately $800,000.

Mr. Forgy’s Employment Agreement

On November 16, 2022, we entered into an employment agreement with Christopher S. Forgy, who was appointed as our President and CEO effective December 7, 2022. Mr. Forgy’s employment agreement had an initial term of three years, and in December 2024, pursuant to the agreement, we and Mr. Forgy mutually agreed to extend the term for the

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

additional two years (the “renewal period”). Under the agreement, Mr. Forgy’s base salary is set at $670,000 for the first year and will increase 4% annually.

Mr. Forgy will have the opportunity to earn an annual performance bonus under the CEO Plan. His bonus in any fiscal year will be in a minimum of 35% and a maximum of 100% of his annual base salary as of January 1 of the fiscal year, and will be based on his performance and the achievement of performance goals established by the Compensation Committee within the first 90 days of the fiscal year. The Board may instead grant Mr. Forgy a discretionary bonus in the case of a financial, national or global occurrence, or a generally difficult year. Mr. Forgy was granted a $215,000 discretionary bonus for the 2025 fiscal year and a $243,950 discretionary bonus for the 2024 fiscal year. Mr. Forgy is also eligible for equity awards under the 2023 Incentive Compensation Plan, or any successor equity incentive plan, in accordance with the provisions of that plan that apply to the CEO.

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

Change in Control Agreements

In December 2007, Samuel D. Bush, Senior Vice President and Chief Financial Officer, and Catherine Bobinski, Senior Vice President/Finance, Chief Accounting Officer and Corporate Controller, entered into Change in Control Agreements. In September 2018, Christopher S. Forgy, Senior Vice President of Operations entered into a Change in Control Agreement. In July 2020, Eric Christian, Chief Marketing Officer entered into a Change in Control Agreement. Eric Christian is the son of Edward K. Christian, our former President, CEO and Chairman. In September 2025, Wayne Leland, Senior Vice President/Chief Operating Officer, entered into a Change in Control Agreement with the Company. A change in control is defined to mean the occurrence of (a) any person or group becoming the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the Company’s then outstanding securities and Mr. Christian ceasing to be Chairman and CEO of the Company; (b) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity; or (c) the approval of the shareholders of the Company of a plan of

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of its assets.

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

Other Related Party Transactions

Effective June 19, 2019, we employed Eric Christian, son of Edward K. Christian, our President, CEO and Chairman at the time, as our Director of Solution Architecture. Eric Christian was promoted to Vice President of Digital Solutions in July 2020 and was subsequently promoted to Chief Marketing Officer in February 2023. The Board of Directors approved the employment of Eric Christian and subsequent promotions. As previously disclosed, Edward K. Chrisian passed away in August 2022 which resulted in the conversion of his Class B Shares into Class A Shares that were transferred to an estate planning trust, of which Edward K. Christian’s surviving spouse, and Eric Christian’s mother serves as co-trustee. The estate owns approximately 14.0% of the Common Stock outstanding. We also employed Sera Christian, granddaughter of the trustee of the Edward K. Christian estate. In October 2025, we employed Wendy Wagner, stepdaughter of Christoper S. Forgy, our President and CEO, as our Human Resources Manager. The Board of Directors approved the employment of Wendy Wagner.

11.    Common Stock

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

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Prior to Mr. Christian’s passing, in the election of directors, the holders of Class A Common Stock, voting as a separate class, were entitled to elect twenty-five percent, or two, of our at the time eight directors. The holders of the Common Stock, voting as a single class with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, were entitled to elect the remaining directors. The Board of Directors consisted of eight members at December 31, 2025. Currently, our Board of Directors consists of eight members. Holders of Common Stock are not entitled to cumulative voting in the election of directors.

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

12.    Commitments and Contingencies

Leases

We lease certain land, buildings and equipment for use in our operations. We recognize lease expense for these leases on a straight-line basis over the lease term and combine lease and non-lease components for all leases. Right-of-use ("ROU") assets and lease liabilities are recorded on the balance sheet for all leases with an expected term of at least one year. Some leases include one or more options to renew. The exercise of lease renewal options is generally at our discretion. The depreciable lives of ROU assets are limited to the expected lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2025, we do not have any non-cancellable operating lease commitments that have not yet commenced.

ROU assets are classified as operating right of use assets on the consolidated balance sheet while current lease liabilities are classified within other accrued expenses and long-term lease liabilities are classified within other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. ROU assets were $10.3 million and $6.9 million at December 31, 2025 and 2024, respectively. Lease liabilities were $5.4 million and $7.3 million at December 31, 2025 and 2024, respectively, of which $1.4 million and $1.5 million were current lease liabilities and $4.0 million and $5.8 million were long-term lease liabilities at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recorded additional ROU assets under operating leases of $5,713,000, which is a non-cash transaction. New ROU assets consist of $5,244,000 that were added as a result of our Sale-Leaseback transaction as described in Note 16 and the remaining $468,000 ROU assets were added are a result of normal operating activities. Payments on lease liabilities during the year ended December 31, 2025 and 2024 totaled $1,861,000 and $1,883,000, respectively.

Lease expense includes cost for leases with terms in excess of one year. For the years ended December 31, 2025 and 2024, our total lease expense was $1,871,000 and $1,915,000, respectively. Short-term lease costs are de minimus.

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have no financing leases and minimum annual rental commitments under non-cancellable operating leases consisted of the following at December 31, 2025 (in thousands):

Years Ending December 31,
2026	$1,683
2027	1,533
2028	1,152
2029	732
2030	569
Thereafter	596
Total lease payments (b)	6,265
Less: Interest (c)	872
Present value of lease liabilities (d)	$5,393
(a)	Lease payments include options to extend lease terms that are reasonably certain of being exercised. There were no legally binding minimum lease payments for leases signed but not yet commenced at December 31, 2025.
(b)	Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(c)	The weighted average remaining lease term and weighted average discount rate used in calculating our lease liabilities were 4.9 years and 6.0%, respectively, at December 31, 2025.

Performance Fees and Royalties

We incur fees from performing rights organizations (“PRO”) to license our public performance of the musical works contained in each PRO’s repertory. As previously disclosed, the Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, entered into Interim License Agreements with both the American Society of Composers, Authors and Publishers (“ASCAP”) and the Broadcast Music, Inc. (“BMI”) that were effective January 1, 2022 and remained in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On August 19, 2025, the RMLC announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements established final license fee rates which apply retroactively for the period from January 1, 2022 through September 30, 2025 and on a go forward basis until December 31, 2029. During the third quarter of 2025, the Company recorded an aggregate of approximately $2.2 million related to the ASCAP and BMI retroactive rate adjustments in the station operating expenses in the Company’s Consolidated Statement of Income (Loss).

The RMLC has also reached an agreement with the Society of European Stage Authors and Composers after arbitration in November 2024 that is retroactive to January 2023 for a blanket fee from 2023-26 and in February 2022, RMLC and Global Music Rights (“GMR”) announced that the conditions of their agreement to settle the GMR-RMLC antitrust and/or unfair competition litigations had been reached and we have entered into an agreement with GMR.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies). We pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses. From time to time, SoundExchange notifies us that certain calendar years are subject to routine audits of our royalty payments. We were notified in December 2025 that we are under audit by SoundExchange for the years ended 2022, 2023 and 2024. The results of such audits could result in higher royalty payments for the subject years. There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future. In addition, Congress may consider and adopt

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations.

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

Our assets and liabilities disclosed at fair value are summarized below ($000’s omitted):

		Fair Value
	Fair Value	December 31,	December 31,
Financial Instrument	Hierarchy	2025	2024
Cash and cash equivalents	Level 1	$22,506	$18,860
Short-term investments	Level 1	9,300	8,927
Accounts receivable, net of allowance	Level 1	14,031	15,941
Revolving Credit Facility	Level 2	5,000	5,000

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

During the fourth quarter of 2025, the Company wrote down the Ithaca, New York broadcast license with a carrying value of $4,181,000 to its fair value of $3,013,000, resulting in a non-cash impairment charge of $1,168,000. During the fourth quarter of 2025, the Company wrote down our entire goodwill balance of $19,229,000, resulting in a non-cash

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

impairment charge of $19,229,000. Both of these non-cash impairment charges are included in the net loss at December 31, 2025.

During the fourth quarter of 2024, we reviewed the fair value of the assets that are measured at fair value on a non-recurring basis and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying values.

During the fourth quarter of 2025, we measured our prepaid rent at fair value on a non-recurring basis under the Sale-Leaseback Transaction described in Note 16 – Sale Leaseback Transaction for the tower sale and subsequent lease of tower space.

Additionally, we measured Property, Plant and Equipment and Broadcast License at fair value on a non-recurring basis under the circumstances and events described in Note 9 – Acquisitions and Dispositions for our Lafayette, Indiana market purchase during 2024.

14.    Litigation

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial statements.

15. Other Income

During the fourth quarter of 2025, we sold a portion of land at our KSPZ tower site in Des Moines, Iowa. We received $208,000 in cash proceeds for the property, resulting in a gain of $179,000, which is recorded in other operating (income) expense, net, in the Company’s Consolidated Statement of Income (Loss).

      During the year ended December 31, 2025, we had weather-related damages in Illinois, Ohio and South Carolina and damage to a vehicle in Virginia.  The Company’s insurance policy provides coverage for repairs and replacements.  As a part of the insurance settlement, the Company received cash proceeds of $105,000, resulting in a gain of $105,000, which is recorded in other (income) expense, net, in the Company’s Consolidated Statement of Income (Loss).

During the third and fourth quarters of 2024, we had weather-related damages. The Company’s insurance policy provides coverage for repairs and replacements. As a part of the insurance settlement during the third quarter of 2024, the Company received cash proceeds of $383,000, resulting in a gain of $383,000, which is recorded in other (income) expense, net, in the Company’s Consolidated Statements of Income (Loss).

During the second quarter of 2024, the Company received $1,133,000 related to the sale of an investment in Broadcast Music, Inc. (“BMI”) and recorded a gain of $1,133,000.  The gain on sale of investment is recorded in other (income) expense, net in the Company’s Consolidated Statement of Income (Loss).

16. Sale-Leaseback Transaction

On October 17, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company, GTC Uno, LLC (“GTC”) and certain of the Company’s subsidiaries (the “Subsidiaries”), under which the Subsidiaries agreed to sell 24 telecommunications towers and related real property and other assets located at 22 sites (the “GTC Assets”) for a total cash purchase price of approximately $10.7 million (the “Sale-Leaseback Transaction”). The Purchase Agreement contains customary representations and warranties made by the Company, GTC and the Subsidiaries. On the Closing Date, the parties closed on the sale of the 22 tower sites. Sales proceeds, net of brokerage commissions and certain adjustments, of approximately $10.1 million were paid to the

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company, with the remaining purchase price of $400 thousand remaining in escrow and not controlled by the Company as of year-end. Several towers had underlying land leases requiring consent to the sale by the land-owners. There was one tower with a consent pending as of year-end, as the other were received prior to the sale and three were received during the fourth quarter of 2025. The Company anticipates that the remaining escrowed funds will be released within the 2nd quarter of 2026 upon receipt of landlord consent to assign the leases on the real property where the tower is located. To the extent such consent is not received, within six months of the Closing Date, title for that site will revert to the applicable Subsidiary. Simultaneously with the closing, each Subsidiary entered into an Antenna Site Lease Agreement (a “Lease”) with GTC for the Company’s continued use of the towers that were sold, pursuant to which the Subsidiaries have agreed to make annual lease payments of $1.00 per annum. Each Lease has a term of 25 years.

The Company evaluated the Sale-Leaseback transaction under the sale-leaseback guidance in ASC 842-40 and concluded that the transfer of the properties qualified as sales because control of the assets transferred to the buyer-lessor in accordance with the guidance in ASC 606, with the exception of the one tower pending receipt of consent. The Company evaluated the lease classification criteria in ASC 842 and determined that the leasebacks are classified as operating leases.

As the contractual lease payments are nominal annual payments of $1 per lease, the present value of lease payments was not material and therefore no lease liability was recorded. In accordance with ASC 842, the Company determined that the Sale-Leaseback transaction was not at fair value based on the difference between the present value of the lease payments and the present value of market rental payments. As such, the Company adjusted the sales price of the assets to recognize the prepayment of the rent, which is included within the right-of-use assets recorded at the time of the sale and lease commencement. The prepaid rent is amortized on a straight-line basis over the 25-year lease terms and recognized within station operating expenses in the accompanying consolidated statements of income (loss). The estimated market rent was based on comparable third-party leases, including rent escalation provisions and then discounted to present value using a rate of 9.75%. The difference between the present value of the contractual lease payments and the present value of market lease payments was determined to be $5.2 million. This amount was recorded as prepaid rent and added to the net cash proceeds from the sale after expenses of $9.85 million to determine the adjusted sales price of $15.1 million for purposes of calculating the gain on the sale. These proceeds do not include approximately $400 thousand being held in escrow, noted above.

At the time of the transaction, the carrying value of the towers was approximately $3.5 million for the 23 towers that closed as of December 31, 2025. The Company recognized a gain on sale of $11.6 million. This gain is included in Other operating (income) expense, net in the accompanying consolidated statement of income (loss) for the year ended December 31, 2025.

As of December 31, 2025, the carrying value of the prepaid rent included in the right-of-use asset associated with the sale-leaseback transaction was $5.2 million.

The activity related to the prepaid rent associated with the sale-leaseback transaction for the year ended December 31, 2025 was as follows (in thousands):

Amount
Prepaid rent at lease commencement	$ 5,244
Amortization expense (non-cash rent expense)	(54)
Prepaid rent at December 31, 2025	$ 5,190

Subsequent to year-end, in the second quarter of 2026, the Company entered into amendments to the existing Purchase Agreement and related lease arrangements (the “Amendments”) with GTC to align the previously executed documents with the intended economic substance of the transaction. Under the Amendments the Purchase Agreement was modified to provide for a $15.9 million purchase price which includes the $10.7 million up front cash payment that was previously received upon original closing, consistent with the original Purchase Agreement and new promissory

Saga Communications, Inc.

Notes to Consolidated Financial Statements — (Continued)

notes totaling $5.2 million. In addition, the original lease agreements were modified to provide for market rent payments over the 25-year original lease terms.

The amendments to the lease arrangements have been evaluated and determined to represent lease modifications in accordance with ASC 842, Leases. Upon the modification of the lease agreements in Q2 of FY2026, the Company will record right-of-use assets and lease liabilities using the Company’s incremental borrowing rate on the date of modification. Based on the Amendments, the sale leaseback transaction is determined to be at fair value as the present value of contractual lease payments equals the present value of market lease payments. As a result, the previously recognized prepaid rent of $5.2 million will be derecognized.

In accordance with ASC 610-20 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, the notes receivable now included within the purchase price will be recorded at fair value in Q2 of FY2026 when the notes becomes enforceable. The notes receivable bears an interest rate of 9.3%, which is materially consistent to the Company’s incremental borrowing rate at the time of the Amendments. The lease payments under the amended lease agreements and principal and interest payments under the notes receivable are determinable and contractually consistent in amount and timing. The agreements include legally enforceable rights to offset, which both parties intent to exercise. As such, the notes receivable and operating lease liabilities based on the Amendments qualify for offsetting in accordance with ASC 210-20, Balance Sheet – Offsetting.

Based on the above, there is no material change to financial position or results of operations based on the Amendments to the Company’s initial accounting for the Purchase Agreement.

17.    Subsequent Events

On February 12, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share on its Class A Common Stock. This dividend, totaling approximately $1,600,000, was paid on March 20, 2026 to shareholders of record on February 26, 2026.

See Note 16 – Sale Leaseback Transaction for a discussion of certain Amendments to the Company’s sale-leaseback transaction.

EXHIBIT INDEX

Exhibit No.	Location	Description

3.1	22	Articles of Incorporation of Saga Communications Reincorporation, Inc.
3.2	25	Amended and Restated Bylaws.
4	14	Description of the Company’s Securities
10.1	1	Summary of Executive Insured Medical Reimbursement Plan.
10.2	2	Saga Communications, Inc. 2003 Employee Stock Option Plan.
10.3	5	Chief Executive Officer Annual Incentive Plan.
10.4	3	Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan
10.5	7	Form of Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.6	7	Form of Restricted Stock Option Agreement under the Second Amended and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan.
10.7	6	Employment Agreement of Edward K. Christian dated as of June 17, 2011.
10.8	4	Change in Control Agreement of Samuel D. Bush dated as of December 28, 2007.
10.9	9	Change in Control Agreement of Catherine A. Bobinski dated as of December 28, 2007.
10.10	8	Amendment to Employment Agreement of Edward K. Christian dated as of February 12, 2016.
10.11	10	Amendment to the Second Amendment and Restated Saga Communications, Inc. 2005 Incentive Compensation Plan as of April 16, 2018.
10.12	11	Letter of Employment for Christopher S. Forgy, Senior Vice President / Operations effective May 28, 2018.
10.13	12	Change in Control Agreement of Christopher Forgy dated as of September 28, 2018.
10.14	13	Amendment to Employment Agreement of Edward K. Christian dated as of February 26, 2019.
10.15	15	Change in Control Agreement of Eric Christian dated as of July 6, 2020.
10.16	16	Third Amendment to Employment Agreement dated January 25, 2022 between Saga Communications, Inc, and Edward K. Christian.
10.17	17	Employment Agreement of Christopher Forgy dated as of November 16, 2022.
10.18	17	Letter of Employment of Wayne Leland dated as of November 16, 2022.
10.19	18	Third Amendment to Credit Agreement dated December 19, 2022 between the Company and JPMorgan Chase Bank, N.A., and The Huntington National Bank.
10.20	19	Saga Communications, Inc. 2023 Incentive Compensation Plan
10.21	20	Form of Restricted Stock Option Agreement for Employees under the Saga Communications, Inc. 2023 Incentive Compensation Plan
10.22	20	Form of Restricted Stock Option Agreement for Directors under the Saga Communications, Inc. 2023 Incentive Compensation Plan
10.23	23	Saga Communications, Inc. 2005 Deferred Compensation Plan Effective December 1998
10.24	23	Amendment to the Saga Communications, Inc. 2005 Deferred Compensation Plan Effective January 2009
10.25	23	Trust for Saga Communications, Inc. 2005 Deferred Compensation Plan April 2007
10.26	23	Nonqualified Deferred Compensation Plan Trust Agreement Effective December 2024
10.27	24	Change in Control Agreement of Wayne Leland dated as of September 30, 2025.
10.28	26	Fourth Amendment to Credit Agreement, dated October 17, 2025, entered into between the Company, Agent and the Lenders
19	*	Saga Communications, Inc. Insider Trading Policy
21	*	Subsidiaries.
23.1	*	Consent of Crowe LLP.
31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Rule 13-14(b) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	21	Saga Communications, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed/furnished herewith.

1	Exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-47238) filed on December 10, 1992 and incorporated by reference herein.

2	Exhibit filed with the Company’s Registration Statement on From 8-A (File No. 333-107686) filed on August 5, 2003 and incorporated by reference herein.

3	Exhibit filed as Appendix A to the Company’s Consent Solicitation (Filed No: 001-11588) filed on September 17, 2013 and incorporated by reference herein.

4	Exhibit filed with the Company’s Form 8-K filed on January 4, 2008 and incorporated by reference herein.

5	Exhibit filed with the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated by reference herein.

6	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2011 and incorporated by reference herein.

7	Exhibit filed with the Company’s Form 8-K filed on October 16, 2013 and incorporated by reference herein.

8	Exhibit filed with the Company’s Form 8-K/A filed on April 8, 2016 and incorporated by reference herein.

9	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2015 and incorporated by reference herein.

10	Exhibit filed as Appendix A to the Corporation’s Definitive Proxy Statement (File No. 001-11588) filed on April 16, 2018 and incorporated by reference herein.

11	Exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated by reference herein.

12	Exhibit filed with the Company’s Form 8-K filed on September 28, 2018 and incorporated by reference herein.

13	Exhibit filed with the Company’s Form 8-K filed on March 1, 2019 and incorporated by reference herein.

14	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2019 and incorporated by reference herein.

15	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2020 and incorporated by reference herein.

16	Exhibit filed with the Company’s Form 8-K filed on January 27, 2022 and incorporated by reference herein.

17	Exhibits filed with the Company’s Form 8-K filed on November 16, 2022 and incorporated by reference herein.

18	Exhibit filed with the Company’s Form 10-K for the year ended December 31, 2022 and incorporated by reference herein.

19	Exhibit filed with the Company’s Form S-8 filed on August 10, 2023 and incorporated by reference herein.

20	Exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2023 and incorporated by reference herein.

21	Exhibit filed with the Company’s Form 10-K filed on March 15, 2024 and incorporated by reference herein.

22	Exhibit filed with the Company’s Form 8-K filed on May 20, 2020 and incorporated by reference herein.

23	Exhibit filed with the Company’s Form 10-K filed on March 31, 2025 and incorporated by reference herein.

24	Exhibit filed with the Company’s Form 8-K filed on October 1, 2025 and incorporated by reference herein.

25	Exhibit filed with the Company’s Form 8-K filed on June 20, 2025 and incorporated by reference herein.

26	Exhibit filed with the Company’s Form 8-K filed on October 20, 2025 and incorporated by reference herein.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2026.

SAGA COMMUNICATIONS, INC.

By:	/s/ Christopher S. Forgy
Christopher S. Forgy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2026.

Signatures

/s/ Christopher S. Forgy	President, Chief Executive Officer and
Christopher S. Forgy	Director

/s/ Samuel D. Bush	Executive Vice President,
Samuel D. Bush	Chief Financial Officer and Treasurer

/s/ Catherine A. Bobinski	Senior Vice President/Finance,
Catherine A. Bobinski	Chief Accounting Officer and
Corporate Controller

/s/ Clarke R. Brown, Jr.	Director
Clarke R. Brown, Jr.

/s/ Timothy J. Clarke	Director
Timothy J. Clarke

/s/ Roy F. Coppedge III	Director
Roy F. Coppedge

/s/ Warren Lada	Chairman of the Board and Director
Warren Lada

/s/ Mike Scafidi	Director
Mike Scafidi

/s/ Michael W. Schechter	Director
Michael W. Schechter

/s/ Gregory D. Sutherland	Director
Gregory D. Sutherland